Form 10-Q
period 2015-03-31
Terra Income Fund 6, Inc.
filed 2015-05-22
CIK 1577134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 814-01136

Terra Income Fund 6, Inc.

(Exact name of registrant as specified in its charter)

Maryland	46-2865244
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

 805 Third Avenue, 8th Floor

New York, New York 10022

(Address of principal executive offices)

(212) 753-5100

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of May 21, 2015, the registrant had 15,556 shares of common stock, $0.001 par value, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Terra Income Fund 6, Inc.

Statements of Assets and Liabilities

	March 31, 2015	October 20, 2014
	(Unaudited)

Assets
Cash	$148,524	$175,000
Deferred offering costs	1,338,415	573,193
Total assets	1,486,939	748,193

Liabilities
Due to Adviser	1,525,805	628,369
Accrued expenses	66,400	-

Total liabilities	1,592,205	628,369

Net Assets	$(105,266)	$119,824

Components of Net Assets (Note 5):
Common stock, $0.001 par value, 500,000,000 shares authorized and 15,556 shares issued and outstanding at March 31, 2015 and October 20, 2014	16	16
Capital in excess of par	174,984	174,984
Accumulated net investment loss	(280,266)	(55,176)

Net assets	(105,266)	119,824

Net asset value per share	$(6.77)	$7.70

See notes to unaudited financial statements.

Terra Income Fund 6, Inc.

Unaudited Statement of Operations

	For the Three Months Ended March 31, 2015	For the Six Months Ended March 31, 2015
	(Unaudited)	(Unaudited)
Investment Income
Interest income	$311	$649

Operating Expenses
Organization expenses	73,576	112,124
Professional fees	92,571	92,571
Directors’ fees	27,125	27,125
Insurance expense	13,757	13,757
Other expenses	2,626	2,662

Total Operating Expenses	209,655	248,239

Net Investment Loss	$(209,344)	$(247,590)

Net decrease in net assets resulting from operations	$(209,344)	$(247,590)

See notes to unaudited financial statements.

Terra Income Fund 6, Inc.

Unaudited Statement of Changes in Net Assets

	For the Three Months Ended March 31, 2015	For the Six Months Ended March 31, 2015
	(Unaudited)	(Unaudited)
Operations
Net investment loss	$(209,344)	$(247,590)
Net decrease in net assets resulting from operations	(209,344)	(247,590)

Capital shares transactions
Issuance of common stock	-	50,000
Net increase in net assets resulting from capital share transactions	-	50,000
Net decrease in net assets	(209,344)	(197,590)
Net assets, at beginning of period	104,078	92,324
Net assets, at end of period	$(105,266)	$(105,266)

Capital Share Activity
Shares issued from subscriptions	-	4,445
Shares outstanding, at end of period	15,556	15,556

See notes to unaudited financial statements.

Terra Income Fund 6, Inc.

Unaudited Statement of Cash Flows

	For the Three Months Ended March 31, 2015	For the Six Months Ended March 31, 2015
	(Unaudited)	(Unaudited)

Operating Activities:
Net decrease in net assets resulting from operations	$(209,344)	$(247,590)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Increase In:
Deferred offering costs	(456,367)	(765,222)
Due to Adviser	572,533	919,936
Accrued expenses	66,400	66,400
Net cash used in operating activities	(26,778)	(26,476)

Financing activities
Issuance of common stock	-	50,000
Net cash provided by financing activities	-	50,000
Total increase (decrease) in cash	(26,778)	23,524
Cash, at beginning of period	175,302	125,000
Cash, at end of period	$148,524	$148,524

See notes to unaudited financial statements.

Terra Income Fund 6, Inc.

Notes to Unaudited Financial Statements

Note 1. Principal Business and Organization

Terra Income Fund 6, Inc. (the “Company”) was incorporated under the general corporation laws of the State of Maryland on May 15, 2013 and has been inactive since that date, except for matters relating to its organization and registration as an externally managed, non-diversified, closed-end management investment company. The Company expects to commence operations upon raising gross proceeds in excess of $2.0 million (the “Minimum Offering Requirement”). Until the Company raises the Minimum Offering Requirement, no fees will be payable by the Company to Terra Income Advisors, LLC (the “Adviser”). If the Company does not meet the Minimum Offering Requirement before April 20, 2016, the one year anniversary of the date of effectiveness, it will return all funds, including any interest earned on such funds, to stockholders and will stop offering shares. (See Note 5). The Company’s funded capitalization as of March 31, 2015 was $175,000.

The Company’s investment activities are externally managed by the Adviser, a private investment firm affiliated with the Company, pursuant to an investment advisory and administrative services agreement (the “Investment Advisory Agreement”), under the oversight of the Company’s board of directors (the “Board”), a majority of whom are independent. The Adviser is registered as an investment adviser under the Investment Advisers Act of 1940, as amended. (See Notes 4 and 5).

On March 2, 2015, the Company filed a public registration statement on Form N-2 (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) to offer a minimum of 160,000 shares of common stock and a maximum of 80,000,000 shares of common stock in a continuous, public offering (the “Offering”). The SEC declared the Registration Statement effective on April 20, 2015, and the Company retained Terra Capital Markets, LLC (the “Dealer Manager”), an affiliate of the Adviser, to serve as the dealer manager of the Offering. The Dealer Manager will be responsible for marketing the Company's shares being offered pursuant to the Offering. The Company intends to file post-effective amendments to the Registration Statement that are subject to SEC review to allow it to continue the Offering for at least two years from the date of the effectiveness of the Registration Statement.

The Company intends to elect to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and to elect to be taxed, and to qualify annually thereafter, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Company’s primary investment objectives are to pay attractive and stable cash distributions and to preserve, protect and return capital contributions to stockholders. The Company’s investment strategy is to use substantially all of the proceeds of the Offering to originate and manage a diversified portfolio consisting of (1) commercial real estate loans to U.S. companies qualifying as “eligible portfolio companies” under the Investment Company Act, including mezzanine loans, first and second lien mortgage loans, subordinated mortgage loans, bridge loans and other commercial real estate-related loans related to or secured by high quality commercial real estate in the United States and (2) preferred equity real estate investments in U.S. companies qualifying as ‘‘eligible portfolio companies’’ under the Investment Company Act. The Company may also purchase select commercial real estate-related debt securities, such as commercial mortgage-backed securities or collateralized debt obligations; provided, however, that the Company will select all investments after considering its ability to qualify to be taxed as a RIC. The Company intends to directly structure, underwrite and originate most of its investments, as it believes that doing so will provide it with the best opportunity to invest in loans that satisfy its standards, establish a direct relationship with the borrower and optimize the terms of its investments. The Company may hold its investments until their scheduled maturity dates or may sell them if able to command favorable terms for their disposition.

The Company’s fiscal year-end is September 30.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The Company is an investment company, as defined under U.S. GAAP, and applies accounting and reporting guidance in accordance with Accounting Standards Codification 946, Financial Services – Investment Companies.

Unaudited Interim Financial Information: The accompanying statement of assets and liabilities at March 31, 2015, and the related statements of operations, changes in net assets and cash flows for the three and six month periods ended March 31, 2015, are unaudited. The interim unaudited financial statements have been prepared on the same basis as the Company’s audited financial statements dated October 20, 2014 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments that are necessary for the fair presentation of the Company’s financial position as of March 31, 2015 and the results of its operations, changes in net assets and its cash flows for the three and six month periods ended March 31, 2015. The financial data and other information disclosed in these notes related to the three and six month periods ended March 31, 2015 are unaudited and not necessarily indicative of the results to be expected for the year ending September 30, 2015, any other interim periods or any future year or period. Because the Company had no operations for the comparative prior year’s periods, the statements of operations, changes in net assets and cash flows are presented only for the three and six month periods ended March 31, 2015.

Organization and Offering Expenses: Organization expenses, including reimbursement payments to the Adviser, are expensed on the Company’s statement of operations. Offering costs prior to the commencement of operations are capitalized on the Company’s statement of assets and liabilities as deferred charges until operations begin, and thereafter, will be amortized to expense over twelve months on a straight-line basis. Commencement of operations is considered to be the date the Company raises the Minimum Offering Requirement. The Company will charge all offering costs incurred after the commencement of operations against capital in excess of par value on the statement of assets and liabilities. Both organization and offering expenses were determined to be probable of repayment and determinable at March 31, 2015. (See Note 5).

Cash and Cash Equivalents: The Company considers all highly liquid investments, with maturities of ninety days or less when purchased, as cash equivalents. Cash and cash equivalents held at financial institutions, at times, may exceed the amount insured by the Federal Deposit Insurance Corporation.

Investment Transactions and Investment Income (Expense): The Company records investment transactions on the trade date. Realized gains or losses on dispositions of investments represent the difference between the original cost of the investment, based on the specific identification method, and the proceeds received from the sale or maturity (exclusive of any prepayment penalties). The Company applies a fair value accounting policy to its investments with changes in unrealized gains and losses recognized in the statement of operations. Interest and origination fee income and expense are recognized on an accrual basis. Excess origination fee income over expense (and excess origination expense over origination fee income) is amortized over the life of the related investment. As prepayment(s) or payment(s), partial or full, occurs on an investment, prepayment and exit fee income, respectively, are recognized.

Valuation of Investments: The Company determines the value of its investments on a quarterly basis in accordance with fair value accounting guidance promulgated under U.S. GAAP, which establishes a three-tier hierarchical disclosure framework that prioritizes and ranks the level of market price observability used in measuring investments at fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available actively quoted prices or for which fair value can be measured from actively quoted prices, generally, will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires subjective judgment and consideration of factors specific to the investment. The fair values of the Company’s investments are determined in good faith by the Board pursuant to the Company’s valuation policy and consistently applied valuation process. Upon commencement of operations, it is expected that the Company’s investments will primarily be classified as Level 3 investments.

Income Taxes: The Company intends to elect to operate so as to qualify to be taxed as a RIC as defined under Subchapter M of the Code. Generally, a RIC is not required to pay corporate-level federal income tax on income and gains distributed to shareholders, provided that it distributes at least 90.0% of “investment company taxable income,” as defined in the Code, each year and meets specified source-of-income and asset diversification requirements. Dividends paid up to one year after the current tax year can be carried back to the prior tax year for determining the dividends paid in such tax year. The Company intends to distribute sufficient dividends to maintain its RIC status each year. The Company will also be subject to nondeductible federal excise taxes of 4.0% on undistributed income if it does not distribute an amount at least equal to the sum of (1) 98.0% of its ordinary income for the calendar year; (2) 98.2% of its capital gain net income for the one-year period ending on October 31 of the calendar year; and (3) any ordinary income and capital gain net income for the preceding year that were not distributed during such year and on which it paid no federal income tax.

Use of Estimates: The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of income, expenses and gains and losses during the reporting period. Actual results could differ from those estimates, and those differences could be material.

Recently Adopted Accounting Standard: On June 10, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-10, Development Stage Entities (“Topic 915”): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation ("ASU 2014-10"). The guidance is intended to reduce the overall cost and complexity associated with financial reporting for development stage entities without reducing the availability of relevant information. The FASB also believes the changes will simplify the consolidation accounting guidance by removing the differential accounting requirements for development stage entities. As a result of these changes, there no longer will be any accounting or reporting differences in U.S. GAAP between development stage entities and other operating entities. For organizations defined as public business entities, the presentation and disclosure requirements in Topic 915 will no longer be required starting with the first annual period beginning after December 15, 2014, including interim periods therein. Early application is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). On March 31, 2015, the Company adopted ASU 2014-10 and, as of this date, the Company’s condensed interim financial statements have been presented to conform with the reporting and disclosure requirements of ASU 2014-10.

Note 3. Initial Capital Contribution

The Company entered into a stock purchase agreement with Terra Capital Partners, LLC (the “Sponsor”), an affiliate of the Company. On September 19, 2014, pursuant to a private placement, the Sponsor contributed cash consideration of $125,000 to purchase approximately 11,112 shares of common stock at $11.25 per share. On October 20, 2014, pursuant to a private placement, the Sponsor contributed an additional $50,000 in cash to purchase approximately 4,444 additional shares of common stock at $11.25 per share. (See Note 5).

On February 25, 2015, the Board determined to change the initial offering price from $10.00 per share to $12.50 per share. As a result, on February 26, 2015, the Company effected a reverse stock split to account for the change in the Company’s offering price since the initial investment by the Sponsor. As such, all share references reflect this reverse stock split.

Note 4. Related Party Transactions

On April 20, 2015, the Company entered into the Investment Advisory Agreement with the Adviser, a subsidiary of the Sponsor. The Adviser is responsible for the Company’s day-to-day operations. Pursuant to such Investment Advisory Agreement, the Adviser is expected to be paid for its services in two components — a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 2.0% of the Company’s average gross assets. The base management fee is payable quarterly in arrears and calculated based on the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters. The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears based upon the Company’s ‘‘pre-incentive fee net investment income’’ for the immediately preceding quarter. The subordinated incentive fee on income is subject to a quarterly hurdle rate, expressed as a rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 2.0% (8.0% annualized), subject to a ‘‘catch up’’ feature. For this purpose, ‘‘pre-incentive fee net investment income’’ means interest income, dividend income and any other income (including any other fees, other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses reimbursed to the Adviser under the Investment Advisory Agreement and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The calculation of the subordinated incentive fee on income for each quarter is as follows:

•	No incentive fee is payable to the Adviser in any calendar quarter in which the Company’s pre-incentive fee net investment income does not exceed the hurdle rate of 2.0% (8.0% annualized);
•	100% of the Company’s pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than or equal to 2.5% in any calendar quarter (10.0% annualized) is payable to the Adviser, all or any portion of which may be waived or deferred in the Adviser’s discretion. This portion of the pre-incentive fee net investment income (which exceeds the hurdle rate but is less than or equal to 2.5%) is referred to as the ‘‘catch-up.’’ The ‘‘catch-up’’ provision is intended to provide the Adviser with an incentive fee of 20.0% on all of the pre-incentive fee net investment income when the pre-incentive fee net investment income reaches 2.5% in any calendar quarter; and
•	20.0% of the amount of the Company’s pre-incentive fee net investment income, if any, that exceeds 2.5% in any calendar quarter (10.0% annualized) is payable to the Adviser once the hurdle rate is reached and the catch-up is achieved.

The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is an incentive fee on capital gains earned on liquidated investments from the portfolio and is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee equals 20.0% of the Company’s incentive fee on capital gains, which equals the realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, the Company will accrue (but not pay) for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

The services to be provided by the Adviser are expected to include, but are not limited to, accounting and administrative services. The Company is expected to reimburse the Adviser for the costs incurred by the Adviser to provide these services.

As of March 31, 2015 and October 20, 2014, the Adviser, on behalf of the Company, incurred organization costs of approximately $145,000, and $55,000, respectively, and offering costs of approximately $1,338,000 and $573,000, respectively. Offering expenses consist of costs paid by the Adviser for the registration, marketing and distribution of the Company’s shares. Organization costs include those expenses paid by the Adviser for the legal organization, drafting and filing of the Company’s charter and other governance documents. These amounts include, but are not limited to, legal, accounting, printing and marketing costs. In addition, the Adviser paid general and administrative expenses, primarily legal fees, of approximately $43,000 on behalf of the Company during the three and six month periods ended March 31, 2015.

Once the Company commences operations upon meeting the Minimum Offering Requirement, the Adviser is responsible for the payment of the Company’s cumulative organization and offering expenses to the extent such expenses exceed 1.5% of the gross proceeds from the Offering, without recourse against or reimbursement by the Company. As a result, the Adviser will bear all organization and offering expenses in excess of 1.5% of the gross proceeds from the Offering. The Company believes that it is highly likely that it will raise sufficient funds to reimburse the Adviser in full for all cumulative organization and offering expenses incurred to date, to the extent that such cumulative organization and offering expenses do not exceed 1.5% of gross offering proceeds.

The Dealer Manager, an affiliate of the Adviser, serves as the dealer manager for the Offering. In this role, it will manage a group of selling dealers, including other unaffiliated broker-dealers who enter into Selected Dealer Arrangements with the Dealer Manager. Subject to the Dealer Manager Agreement, which became effective on April 20, 2015, the Dealer Manager is expected to receive selling commissions of 6.0% of gross proceeds from the Offering, dealer manager fees of up to 3.0% of gross proceeds from the Offering and broker-dealer fees of up to 1.0% of gross proceeds from the Offering for reimbursement of marketing and expenses, in connection with the sale of shares of common stock in the Offering, all or a portion of which may be re-allowed to selected broker-dealers for marketing and expenses.

Note 5. Subsequent Events

The management of the Company has evaluated events and transactions through May22, 2015, the date the financial statements were issued, and has determined that there are no material events that would require adjustment to or disclosure in the Company’s financial statements other than those listed below and disclosed in Notes 1 and 4.

For the period from April 1, 2015 through May 22, 2015, the Company incurred additional offering costs of approximately $261,000. In addition, during this period the Company incurred general and administrative legal expenses of approximately $13,000.

On April 20, 2015, the Escrow Agreement was entered into by and among the Company, UMB Bank, N.A. (the “Escrow Agent”) and the Dealer Manager. Pending satisfaction of the Minimum Offering Requirement, all subscription payments will be placed in an account held by the Escrow Agent in trust for the subscribers’ benefit. If the Minimum Offering Requirement is not met prior to April 20, 2016, the Company will promptly return all funds in the escrow account (including interest) and cease the Offering. No fees or expenses will be deducted in the event the funds are returned from the escrow account.

On April 29, 2015, the Company, along with affiliates of the Sponsor and the Adviser (collectively, the “Co-Investment Affiliates”), filed with the SEC an application for an order under Sections 17(d) and 57(i) of the Investment Company Act and Rule 17d-1 of the Investment Company Act to be granted exemptive relief to, subject to the satisfaction of certain conditions, be permitted to invest in certain joint transactions with the Co-Investment Affiliates that would otherwise be prohibited by Sections 17(d) or 57(a)(4) of the Investment Company Act. The Company believes that being granted this relief may enhance its ability to further its investment objectives and may also increase favorable investment opportunities for the Company by allowing it to participate in larger investments. The SEC has not yet issued an order permitting such relief.

On May 1, 2015, the Sponsor contributed cash of $275,000 to purchase approximately 24,444 additional shares from the Offering at a per share price of $11.25, which price represents the public offering price of $12.50 per share, net of selling commissions, broker-dealer fees and dealer manager fees. This contribution, in addition to the initial capital contributions, fulfilled the Sponsor’s commitment to contribute total seed capitalization of $450,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands, except share and per share amounts).

The information contained in this section should be read in conjunction with our unaudited financial statements and related notes thereto included elsewhere in this quarterly report on Form 10-Q. In this report, “we,” “us” and “our” refer to Terra Income Fund 6, Inc.

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q may include, but are not limited to, statements as to:

•	our future operating results;
•	our business prospects and the prospects of our portfolio companies;
•	the impact of the investments that we expect to make;
•	the ability of our portfolio companies to achieve their objectives;
•	our current and expected financings and investments;
•	the adequacy of our cash resources, financing sources and working capital;
•	the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;
•	our contractual arrangements and relationships with third parties;
•	actual and potential conflicts of interest with any of the following affiliated entities: Terra Income Advisors, LLC, our investment adviser (“Terra Income Advisors”), Terra Capital Partners, LLC, our sponsor (“Terra Capital Partners”), as well as Terra Secured Income Fund, LLC, Terra Secured Income Fund 2, LLC, Terra Secured Income Fund 3, LLC, Terra Secured Income Fund 4, LLC, Terra Secured Income Fund 5, LLC, Terra Secured Income Fund 5 International (collectively, the “Terra Income Funds”), Terra Capital Advisors, LLC (“Terra Capital Advisors”), Terra Capital Advisors 2, LLC (“Terra Capital Advisors 2”) or any of their affiliates;
•	the dependence of our future success on the general economy and its effect on our investments;
•	our use of financial leverage;
•	the ability of Terra Income Advisors to locate suitable investments for us and to monitor and administer our investments;
•	the ability of Terra Income Advisors or its affiliates to attract and retain highly talented professionals;
•	our ability to elect to be taxed as and, and maintain thereafter, our qualification as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”) and as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”);
•	the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations issued thereunder;
•	the effect of changes to tax legislation and our tax position; and
•	the tax status of the enterprises in which we invest.

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in our final prospectus dated April 20, 2015, filed with the Securities and Exchange Commission (the “SEC”) on April 21, 2015 (the “Final Prospectus”).

We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of this quarterly report on Form 10-Q. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. Stockholders are advised to consult any additional disclosures that we may make directly to stockholders or through reports that we may file in the future with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements and projections contained in this quarterly report on Form 10-Q are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Overview

We were incorporated under the general corporation laws of the State of Maryland on May 15, 2013 and will formally commence operations upon the raising of gross proceeds in excess of $2,000 from sales of shares of our common stock in our continuous public offering, including to persons who are affiliated with us or Terra Income Advisors (the “Minimum Offering Requirement”). We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC under 1940 Act, and intends to elect to be treated for federal income tax purposes, and to qualify annually thereafter, as a RIC under Subchapter M of the Code. Prior to satisfying the Minimum Offering Requirement, we have no operations except for matters relating to our organization and registration.

Our investment activities are externally managed by Terra Income Advisors and supervised by our board of directors (the “Board”), a majority of whom are independent. Under the investment advisory and administrative services agreement (the “Investment Advisory Agreement”), we have agreed to pay Terra Income Advisors an annual base management fee based on our average quarterly gross assets, as well as incentive fees based on our performance.

Also, we have agreed to pay selling commissions, broker-dealer fees and a dealer manager fee, and to reimburse Terra Income Advisors for our organization and offering expenses up to a maximum amount equal to 1.5% of the gross proceeds from this offering. Terra Income Advisors will bear all organization and offering expenses in excess of this amount.

Our primary investment objectives are to pay attractive and stable cash distributions and to preserve, protect and return capital contributions to stockholders. Our investment strategy is to use substantially all of the proceeds of this offering to originate and manage a diversified portfolio consisting of (1) commercial real estate loans to U.S. companies qualifying as ‘‘eligible portfolio companies’’ under the 1940 Act, including mezzanine loans, first and second lien mortgage loans, subordinated mortgage loans, bridge loans and other commercial real estate-related loans related to or secured by high quality commercial real estate in the United States and (2) preferred equity real estate investments in U.S. companies qualifying as ‘‘eligible portfolio companies’’ under the 1940 Act. We may also purchase select commercial real estate-related debt securities, such as commercial mortgage-backed securities or collateralized debt obligations; provided, however, that we will select all investments after considering our ability to qualify to be taxed as a RIC.

The level of our investment activity depends on many factors, including the amount of debt and equity capital available to prospective borrowers, the level of refinancing activity for such companies, the availability of credit to finance transactions, the general economic environment and the competitive environment for the types of investments we make. Based on prevailing market conditions, after meeting the Minimum Offering Requirement, we anticipate that we will invest the proceeds from each subscription closing generally within 90 days. The precise timing will depend on the availability of investment opportunities that are consistent with our investment objective and strategies. Any distributions we make during such period may be substantially lower than the distributions that we expect to pay when our portfolio is fully invested.

Currently, we have not commenced business operations. Because we have not acquired any assets, our management is not aware of any material trends or uncertainties, favorable or unfavorable, which may reasonably be anticipated to have a material impact on the capital resources and the revenue or income to be derived from the operation of our assets.

Revenues

We plan to generate revenue in the form of interest on the debt securities that we hold and distributions and capital gains on any other interests that we acquire. We will make debt investments that will bear interest at a fixed and at a floating rate. Interest on debt securities is generally payable monthly. The principal amount of the debt securities and any accrued but unpaid interest generally will become due at the maturity date. In addition, we may generate revenue in the form of exit fees payable upon repayment of the loans we hold, origination fees for loans we originate, commitment and other fees in connection with transactions. We will record prepayment premiums on loans and debt securities as interest income. Preferred returns earned on any preferred equity investments, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts.

Expenses

We expect our primary annual operating expenses to be the payment of advisor fees and reimbursement of expenses to Terra Income Advisors. We will bear other expenses, which are expected to include, among other things:

•	corporate, organizational and offering expenses relating to offerings of our common stock, subject to limitations included in the Investment Advisory Agreement;
•	the cost of calculating our net asset value (“NAV”), including the related fees and cost of any third-party valuation services;
•	the cost of effecting sales and repurchases of shares of our common stock and other securities;
•	fees payable to third parties relating to, or associated with, monitoring our financial and legal affairs;
•	making investments and valuing investments, including fees and expenses associated with performing due diligence reviews of prospective investments;
•	interest payable on debt, if any, incurred to finance our investments;
•	transfer agent and custodial fees;
•	fees and expenses associated with marketing efforts;
•	federal and state registration fees;
•	federal, state and local taxes;
•	independent directors’ fees and expenses, including travel expenses;
•	costs of director and stockholder meetings, proxy statements, stockholders’ reports and notices;
•	costs of fidelity bonds, directors and officers/errors and omissions liability insurance and other insurance premiums;
•	direct costs, including those relating to printing of stockholder reports and advertising or sales materials, mailing and long distance telephone expenses;
•	fees and expenses associated with independent audits and outside legal costs, including compliance with the Sarbanes-Oxley Act of 2002, the 1940 Act and applicable federal and state securities laws;
•	costs associated with our chief compliance officer;
•	brokerage commissions for our investments; and
•	all other expenses incurred by us or Terra Income Advisors in connection with administering our investment portfolio, including expenses incurred by Terra Income Advisors in performing certain of its obligations under the Investment Advisory Agreement.

We reimburse Terra Income Advisors for expenses necessary to perform services related to our administration and operation. The amount of this reimbursement is set at the lesser of (1) Terra Income Advisors’s actual costs incurred in providing such services and (2) the amount that the Board, including a majority of our independent directors, estimates we would be required to pay alternative service providers for comparable services in the same geographic location. Terra Income Advisors is required to allocate the cost of such services to us based on objective factors, such as total assets, revenues, time allocations and/or other reasonable metrics. The Board then assesses the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party providers known to be available. In addition, the Board considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Board compares the total amount paid to Terra Income Advisors for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs. We do not reimburse Terra Income Advisors for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of Terra Income Advisors.

Portfolio Investment Activity for the Three and Six Months Ended March 31, 2015

For the three and six months ended March 31, 2015, we did not make or sell any investments in portfolio companies, as we had not yet commenced operations.

Results of Operations

We were formed on May 15, 2013, and as of March 31, 2015, we had yet not commenced operations. We will not commence operations until we have met the Minimum Offering Requirement. Because we have not yet acquired any assets, our management is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting our target portfolio, which may be reasonably anticipated to have a material impact of the capital resources and the revenue or income to be derived from the operations of our net assets.

Capital Contribution from Terra Capital Partners

Pursuant to an initial capitalization and subsequent private placement, Terra Capital Partners had purchased an aggregate of $175 of shares of our common stock at $9.00 per share, which price represented the previous initial public offering price of $10.00 per share, net of selling commissions, broker-dealer fees and dealer manager fees. On February 25, 2015, the Board determined to change the initial offering price from $10.00 per share to $12.50 per share. As a result, on February 26, 2015, we effected a reverse stock split to account for the change in our offering price since the initial investment by Terra Capital Partners. On May 1, 2015, Terra Capital Partners also purchased an additional $275 of shares of our common stock from this offering at $11.25 per share, also net of selling commissions, broker-dealer fees and dealer manager fees from the current offering price of $12.50 per share. As a result, gross offering proceeds of $450 are immediately available to us. The gross offering proceeds from Terra Capital Partners’s capital contributions will be included for purposes of determining whether we have satisfied the Minimum Offering Requirement.

Financial Condition, Liquidity and Capital Resources

We will generate cash primarily from the net proceeds of this offering and from cash flows from interest, dividends and fees earned from our investments and principal repayments and proceeds from sales of our investments. Our primary use of cash will be used for our targeted investments, payments of our expenses and cash distributions to our stockholders. Immediately after we meet the Minimum Offering Requirement, gross subscription funds will total at least $2,000, including the proceeds raised from sales of stock to our affiliate, Terra Capital Partners, which will be available to us. If we do not meet the Minimum Offering Requirement before April 20, 2016, we will promptly return all funds in the escrow account (including interest) and cease the offering. We will not deduct any fees or expenses if we return funds from the escrow account. Once the Minimum Offering Requirement has been met, we intend to sell our shares on a continuous basis at a per share price of $12.50. However, to the extent that our NAV per share increases to an amount greater than our net proceeds as stated in the Final Prospectus, we intend to sell at a price necessary to ensure that our shares are not sold at a price, after deduction of selling commissions, broker-dealer fees and dealer manager fees, that is below NAV per share. In the event of a material decline in our NAV per share, which we consider to be a 2.5% decrease below our then-current net offering price, we will reduce our offering price in order to establish a new net offering price that is not more than 2.5% above our NAV per share. Promptly following any such adjustment to the offering price per share, we will file a prospectus supplement with the SEC disclosing the adjusted offering price, and we will also post the updated information on our website at www.TerraFund6.com.

Prior to investing in securities of portfolio companies, we will invest the net proceeds from our continuous public offering and from sales and paydowns of existing investments primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, consistent with our intended BDC election and our election to be taxed as a RIC.

We may borrow funds to make investments, including before we have fully invested the proceeds of our continuous offering, to the extent we determine that leveraging our portfolio would be appropriate. We have not decided whether, and to what extent, we will finance portfolio investments using debt or the specific form that any such financing would take. Accordingly, we cannot predict with certainty what terms any such financing would have or the costs we would incur in connection with any such arrangement. We currently do not anticipate issuing any preferred stock; however, our charter authorizes us to do so.

Our principal demands for funds will be for portfolio investments, either directly or through investment interests, for the payment of operating expenses, distributions to our investors and for the payment of principal and interest on any outstanding indebtedness we may acquire. Generally, cash needs for investment activities will be met through proceeds from the sale of shares of our common stock through our continuous public offering. Management expects that in the future, as our investment portfolio grows, our investments will generate sufficient cash flow to cover operating expenses and the payment of a monthly distribution.

RIC Status and Distributions

We intend to elect to be treated for federal income tax purposes, and to qualify annually thereafter, as a RIC under Subchapter M of the Code. In order to qualify as a RIC, we must, among other things, distribute at least 90.0% of our “investment company taxable income,” as defined by the Code, each year. As long as the distributions are declared by the later of the fifteenth day of the ninth month following the close of the taxable year or the due date of the tax return, including extensions, distributions paid up to one year after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We intend to make sufficient distributions to our stockholders to qualify for and maintain our RIC status each year. We are also subject to nondeductible federal excise taxes if we do not distribute at least 98.0% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years on which we paid no federal income taxes.

Distributions to our stockholders will be recorded as of the record date. Subject to the discretion of the Board and applicable legal restrictions, we intend to authorize and declare ordinary cash distributions on either a monthly or quarterly basis and pay such distributions on a monthly basis. We will calculate each stockholder’s specific distribution amount for the period using daily record dates, and each stockholder’s distributions will begin to accrue on the date we accept such stockholder’s subscription for shares of our common stock. From time to time at the discretion of the Board, we may also pay special interim distributions in the form of cash or shares of common stock.

During certain periods, our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our continuous public offering of our common stock. As a result, it is possible that a portion of the distributions we make will represent a return of capital for tax purposes. A return of capital generally is a return of an investor’s investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with our continuous public offering, including any fees payable to Terra Income Advisors. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders.

We intend to continue to make our ordinary distributions in the form of cash out of assets legally available for distribution, unless stockholders elect to receive their cash distributions in additional shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

We have adopted an “opt in” distribution reinvestment plan for our stockholders. As a result, if we make a cash distribution, our stockholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of our common stock. However, certain state authorities or regulators may impose restrictions from time to time that may prevent or limit a stockholder’s ability to participate in the distribution reinvestment plan.

We may fund our cash distributions to stockholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies. We have not established limits on the amount of funds we may use from available sources to make distributions.

Critical Accounting Policies

Our financial statements are prepared in conformity with accounting policies generally accepted in the United States (“U.S. GAAP”), which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. In preparing the financial statements, management has utilized available information, including industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. As we execute our expected operating plans, we will describe additional critical accounting policies in the notes to our future financial statements in addition to those discussed below.

Valuation of Investments

Upon commencement of operations, we will measure the value of our investments in accordance with fair value accounting guidance promulgated under U.S. GAAP, which establishes a hierarchical disclosure framework that prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available actively quoted prices or for which fair value can be measured from actively quoted prices, generally, will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Investments measured and reported at fair value will be classified and disclosed in one of the following categories:

•	Level 1 — observable inputs, such as quoted prices in active markets. Publicly listed equities and publicly listed derivatives will be included in Level 1. In addition, securities sold, but not yet purchased, and call options will be included in Level 1. We will not adjust the quoted price for these investments, even in situations where we hold a large position and a sale could reasonably affect the quoted price.
•	Level 2 — observable inputs such as for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market. In certain cases, debt and equity securities are valued on the basis of prices from an orderly transaction between market participants provided by reputable dealers or pricing services. In determining the value of a particular investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices, market transactions in comparable investments and various relationships between investments. Investments which are generally expected to be included in this category include corporate bonds and loans, convertible debt indexed to publicly listed securities and certain over-the-counter derivatives.
•	Level 3 — unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. The inputs into the determination of fair value require significant judgment or estimation.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the investment. We expect most of the investments that will be held in the investment portfolio to fall into Level 3 of the fair value hierarchy.

Revenue Recognition

Security transactions will be accounted for on their trade date. We will record interest and dividend income on an accrual basis to the extent that we expect to collect such amounts. We will not accrue as a receivable interest or dividends on loans and securities if there is reason to doubt the collectability of such income. Loan origination fees, original issue discount and market discount will be capitalized and such amounts will be amortized as interest income over the respective term of the loan. Upon the prepayment of a loan or security, any unamortized loan origination fees will be recorded as interest income. We will record prepayment premiums on loans and securities as interest income when we receive such amounts.

Net Realized Gains or Losses, Net Change in Unrealized Appreciation or Depreciation

Gains or losses on the sale of investments will be calculated by using the specific identification method. We will measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized but considering unamortized upfront fees. Net change in unrealized appreciation or depreciation will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses, when gains or losses are realized.

Organization Costs

Organization costs include, among other things, the cost of incorporating, including the cost of legal services and other fees pertaining to our organization. These costs are expensed as incurred. For the period from May 15, 2013 (inception) to March 31, 2015, we incurred organization costs of approximately $144.8, which were paid on behalf of us by Terra Income Advisors and have been recorded as a payable to it.

Offering Costs

Our offering costs include, among other things, legal fees and other costs pertaining to the preparation of the registration statement relating to the public offering of our shares of common stock. For the period from May 15, 2013 (inception) to March 31, 2015, we incurred offering costs of approximately $1,338. Offering costs incurred prior to the commencement of operations are capitalized on the balance sheet as deferred charges until operations begin, and thereafter, will be amortized to expense over twelve months on a straight-line basis. All offering costs incurred after the commencement of operations will be charged against capital in excess of par value on the balance sheet.

Federal Income Taxes

We intend to elect to be taxed for federal income tax purposes, and to qualify annually thereafter, as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level federal income taxes on any ordinary income or capital gains that we distribute to our stockholders from our earnings and profits as determined for federal income tax purposes. To obtain and maintain our RIC tax treatment, we must, among other things, meet specified source-of-income and asset diversification requirements and distribute annually at least 90.0% of our ordinary net income and realized net short-term capital gains in excess of realized net long-term capital losses, if any.

Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is ‘‘more likely than not’’ to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the Statement of Operations. During the three months ended March 31, 2015, we did not incur any interest or penalties.

Capital Gains Incentive Fee

Pursuant to the terms of the Investment Advisory Agreement, the incentive fee on capital gains earned on liquidated investments of our portfolio will be determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). Such fee will equal 20.0% of our incentive fee on capital gains (i.e., our realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, we will accrue (but not pay) for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

Contractual Obligations

We have entered into certain contracts under which we have material future commitments. On April 20, 2015, we entered into the Investment Advisory and Agreement with Terra Income Advisors in accordance with the 1940 Act. The Investment Advisory and Agreement will be effective as of the date that we meet the Minimum Offering Requirement. Terra Income Advisors will serve as our investment adviser in accordance with the terms of the Investment Advisory Agreement. Payments under the Investment Advisory Agreement in each reporting period will consist of (i) a base management fee equal to a percentage of the value of our average gross assets and (ii) an incentive fee based on our performance. Terra Income Advisors will be reimbursed for administrative expenses incurred on our behalf. For the three month and six month periods ended March 31, 2015, and since our inception, no services had been performed by Terra Income Advisors under the Investment Advisory Agreement, and no fees or reimbursements had been earned or paid to date.

On April 20, 2015, we entered into a dealer manager agreement. See “––Related Party Transactions––Compensation of the Adviser and Dealer Manager.”

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any off-balance sheet financings or liabilities.

Recently Issued Accounting Standards

On June 10, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-10, Development Stage Entities (“Topic 915”): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation (ASU 2014-10). The guidance is intended to reduce the overall cost and complexity associated with financial reporting for development stage entities without reducing the availability of relevant information. The Board also believes the changes will simplify the consolidation accounting guidance by removing the differential accounting requirements for development stage entities. As a result of these changes, there no longer will be any accounting or reporting differences in U.S. GAAP between development stage entities and other operating entities. For organizations defined as public business entities, the presentation and disclosure requirements in Topic 915 will no longer be required starting with the first annual period beginning after December 15, 2014, including interim periods therein. Early application is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities).

Related Party Transactions

Compensation of the Adviser and Dealer Manager

Pursuant to the Investment Advisory Agreement, we pay Terra Income Advisors a base management fee and an incentive fee. We will commence accruing fees under the Investment Advisory Agreement upon commencement of our operations.

The base management fee is calculated at an annual rate of 2.0% of our average gross assets. The base management fee is payable quarterly in arrears and is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters. The base management fee may or may not be taken in whole or in part at the discretion of Terra Income Advisors. All or any part of the base management fee not taken as to any quarter will be deferred without interest and may be taken in such other quarter as Terra Income Advisors shall determine. The base management fee for any partial month or quarter will be appropriately prorated.

The incentive fee consists of two parts. The first part, which we refer to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears based upon our ‘‘pre-incentive fee net investment income’’ for the immediately preceding quarter. The subordinated incentive fee on income is subject to a quarterly hurdle rate, expressed as a rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 2.0% (8.0% annualized), subject to a ‘‘catch up’’ feature. For this purpose, ‘‘pre-incentive fee net investment income’’ means interest income, dividend income and any other income (including any other fees, other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses reimbursed to Terra Income Advisors under the Investment Advisory Agreement and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The calculation of the subordinated incentive fee on income for each quarter is as follows:

•	No incentive fee is payable to Terra Income Advisors in any calendar quarter in which our pre-incentive fee net investment income does not exceed the hurdle rate of 2.0% (8.0% annualized);
•	100% of our pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than or equal to 2.5% in any calendar quarter (10.0% annualized) is payable to Terra Income Advisors, all or any portion of which may be waived or deferred in Terra Income Advisors’s discretion. We refer to this portion of our pre-incentive fee net investment income (which exceeds the hurdle rate but is less than or equal to 2.5%) as the ‘‘catch-up.’’ The ‘‘catch-up’’ provision is intended to provide Terra Income Advisors with an incentive fee of 20.0% on all of our pre-incentive fee net investment income when our pre-incentive fee net investment income reaches 2.5% in any calendar quarter; and
•	20.0% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.5% in any calendar quarter (10.0% annualized) is payable to Terra Income Advisors once the hurdle rate is reached and the catch-up is achieved.

The second part of the incentive fee, which we refer to as the incentive fee on capital gains, is an incentive fee on capital gains earned on liquidated investments from the portfolio and is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee equals 20.0% of our incentive fee on capital gains, which equals our realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, we will accrue (but not pay) for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period. See “—Critical Accounting Policies—Capital Gains Incentive Fee.”

We reimburse Terra Income Advisors for expenses necessary to perform services related to our administration and operation. The amount of this reimbursement is set at the lesser of (1) Terra Income Advisors’s actual costs incurred in providing such services and (2) the amount that the Board, including a majority of our independent directors, estimates we would be required to pay alternative service providers for comparable services in the same geographic location. Terra Income Advisors is required to allocate the cost of such services to us based on objective factors such as total assets, revenues, time allocations and/or other reasonable metrics. The Board then assesses the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party providers known to be available. In addition, the Board considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Board compares the total amount paid to Terra Income Advisors for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs. We do not reimburse Terra Income Advisors for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of Terra Income Advisors.

Terra Income Advisors has funded certain of our offering costs and organization costs. These costs have been capitalized by us as a deferred charge on the balance sheet and the organization costs were charged to expense as incurred by us. Under the terms of the Investment Advisory Agreement, there is no liability on our part for the offering or organization costs funded by Terra Income Advisors or its affiliates until the Investment Advisory Agreement is effective and we have satisfied the Minimum Offering Requirement. Once we commence operations and achieve the Minimum Offering Requirement, Terra Income Advisors is responsible for the payment of the our cumulative organization and offering expenses to the extent such expenses exceed 1.5% of the gross proceeds from our offering, without recourse against or reimbursement by us. As a result, Terra Income Advisors will bear all organization and offering expenses in excess of 1.5% of the gross proceeds from our offering. During the three and six month periods ended March 31, 2015, Terra Income Advisors funded offering costs and organization costs in the amount of $530 and $882, respectively.

Under the dealer manager agreement, Terra Capital Markets, LLC, one of our affiliates, is entitled to receive selling commissions, broker-dealer fees and dealer manager fees in connection with the sale of shares of common stock in our continuous public offering, all or a portion of which may be re-allowed to selected broker-dealers. For the three and six month periods ended March 31, 2015, we did not accrue any fees under this arrangement.

Potential Conflicts of Interest

Terra Income Advisors’s senior management team is comprised of substantially the same personnel as the senior management team of Terra Capital Advisors and Terra Capital Advisors 2, the investment managers to certain of the Terra Income Funds. While none of Terra Income Advisors, Terra Capital Advisors or Terra Capital Advisors 2 is currently making any investments for clients other than us or the Terra Income Funds, respectively, any or all may do so in the future. In the event that Terra Income Advisors undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with our investment objectives and strategies, if necessary, so that we will not be disadvantaged in relation to any other client of Terra Income Advisors or its management team. In addition, even in the absence of Terra Income Advisors retaining additional clients, it is possible that some investment opportunities may be provided to the Terra Income Funds rather than to us.

Exemptive Relief

In an application for exemptive relief from the provisions of Sections 17(d) and 57(a)(4) of the 1940 Act as filed with the SEC on April 29, 2015, we requested relief, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of Terra Income Advisors, Terra Capital Advisors, Terra Capital Advisors 2 and any future private funds or BDCs that are advised by Terra Income Advisors, Terra Capital Advisors, Terra Income Advisors 2 or any of their affiliated investment advisers (collectively, the “Co-Investment Affiliates”). We believe this relief may not only enhance our ability to further our investment objectives and strategies, but may also increase favorable investment opportunities for us, in part by allowing us to participate in larger investments, together with our Co-Investment Affiliates, than would be available to us in the absence of such relief. The SEC has not yet issued an order permitting such relief.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We may be subject to financial market risks, including changes in interest rates. To the extent that we borrow money to make investments, our net investment income will be dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. In periods of rising interest rates, our cost of funds would increase, which may reduce our net investment income. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. As of March 31, 2015, we had not yet commenced operations, and our only asset was cash, a portion of which was held in an interest-bearing account bearing interest at a rate of 0.75%, so any change in interest rates would have a minimal impact on our earnings.

We may hedge against interest rate and currency exchange rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. During the three and six months ended March 31, 2015, we did not engage in interest rate hedging activities.

In addition, we may have risks regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Investments.”

Item 4. Controls and Procedures.

Disclosure Controls

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the three month period ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Neither we nor Terra Income Advisors is currently subject to any material legal proceedings, nor, to our knowledge, are material legal proceedings threatened against us or Terra Income Advisors. From time to time, we and individuals employed by Terra Income Advisors may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 1A. Risk Factors.

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in the Final Prospectus, which could materially affect our business, financial condition and/or operating results. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

On September 19, 2014, we sold approximately 13,889 shares of our common stock to Terra Capital Partners for aggregate gross proceeds of $125,000. These shares were purchased at $9.00 per share, which represented the previous initial public offering price of $10.00 per share, net of selling commissions and dealer manager fees, as well as the broker-dealer fees. The shares were sold pursuant to the exemption from registration found in Section 4(2) of the Securities Act.

On October 20, 2014, we sold approximately 5,556 shares of our common stock for aggregate gross proceeds of $50,000 to Terra Capital Partners. These shares were purchased at $9.00 per share, which represented the previous initial public offering price of $10.00 per share, net of selling commissions and dealer manager fees, as well as the broker-dealer fees. The shares were sold pursuant to the exemption from registration found in Section 4(2) of the Securities Act.

On February 25, 2015, our board of directors determined to change the initial public offering price from $10.00 per share to $12.50 per share. As a result, on February 26, 2015, we effected a reverse stock split to account for the change in our offering price since the initial investment by Terra Capital Partners.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

3.1	Articles of Amendment and Restatement of Terra Income Fund 6, Inc. (incorporated by reference to Exhibit (a) to Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-202399) filed with the SEC on May 12, 2015).

3.2	Amended and Restated Bylaws of Terra Income Fund 6, Inc. (incorporated by reference to Exhibit (b) to Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-202399) filed with the SEC on May 12, 2015).

4.1	Form of Subscription Agreement (incorporated by reference to Appendix A included with the Final Prospectus dated April 20, 2015 (File No. 333-202399) filed with the SEC on April 21, 2015).

4.2	Distribution Reinvestment Plan (incorporated by reference to Exhibit (e) to Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-202399) filed with the SEC on May 12, 2015).

10.1	Investment Advisory and Administrative Services Agreement, dated as of April 20, 2015, by and between Terra Income Fund 6, Inc. and Terra Income Advisors, LLC (incorporated by reference to Exhibit (g)(1) to Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-202399) filed with the SEC on May 12, 2015).

10.2	Dealer Manager Agreement, dated as of April 20, 2015, by and among Terra Income Fund 6, Inc., Terra Income Advisors, LLC and Terra Capital Markets, LLC (incorporated by reference to Exhibit (h)(1) to Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-202399) filed with the SEC on May 12, 2015).

10.3	Form of Selected Dealer Agreement (incorporated by reference to Exhibit (h)(2) to Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-202399) filed with the SEC on May 12, 2015).

10.4	Form of Custody Agreement by and between Terra Income Fund 6, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit (j) to the Registration Statement on Form N-2 (File No. 333-202399) filed with the SEC on March 2, 2015).

10.5	Escrow Agreement, dated as of April 20, 2015, by and among Terra Income Fund 6, Inc., UMB Bank, N.A. and Terra Capital Markets, LLC (incorporated by reference to Exhibit (k)(1) to Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-202399) filed with the SEC on May 12, 2015).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 22, 2015.

TERRA INCOME FUND 6, INC.

By:	/s/ Bruce D. Batkin
Bruce D. Batkin Chief Executive Officer (Principal Executive Officer)

By:	/s/ Gregory M. Pinkus
Gregory M. Pinkus Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

