Form 10-Q
period 2015-06-30
Terra Income Fund 6, Inc.
filed 2015-08-13
CIK 1577134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 11, 2015, the registrant had 393,732 shares of common stock, $0.001 par value, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Terra Income Fund 6, Inc.

Statements of Assets and Liabilities

	June 30, 2015	October 20, 2014
	(unaudited)

Assets
Cash	$2,808,126	$175,000
Deferred offering costs	1,663,434	573,193
Prepaid and other assets	39,967	-
Total assets	4,511,527	748,193

Liabilities
Due to Adviser	1,437,972	628,369
Payable for unsettled stock subscriptions	995,600	-
Accrued expenses	173,711	-
Total liabilities	2,607,283	628,369
Net Assets	$1,904,244	$119,824

Commitments and contingencies (See Note 5)
Components of Net Assets:
Common stock, $0.001 par value, 500,000,000 shares authorized and 172,191 and 15,556 shares issued and outstanding at June 30, 2015 and October 20, 2014, respectively	$172	$16
Capital in excess of par	1,937,054	174,984
Accumulated net investment loss	(32,982)	(55,176)
Net assets	$1,904,244	$119,824

Net asset value per share	$11.06	$7.70

See notes to unaudited financial statements.

Terra Income Fund 6, Inc.

Statement of Operations

(unaudited)

	For the Three Months Ended June 30, 2015	For the Nine Months Ended June 30, 2015
Investment Income
Interest income	$96	$745
Operating Expenses
Professional fees	133,879	226,450
Organization expenses	20,666	132,790
Insurance expense	57,075	70,832
Directors’ fees	22,625	49,750
Amortization of offering costs	32,982	32,982
Base management fees	695	695
Other expenses	703	3,365
Total Operating Expenses	268,625	516,864

Less: Expense reimbursement from Adviser	(515,813)	(515,813)
Net Expenses	(247,188)	1,051
Net Investment Income (Loss)	247,284	(306)

Net increase (decrease) in net assets resulting from operations	$247,284	$(306)

Per common share date:
Net investment income (loss) per share	$1.44	$(0.00)

Net increase (decrease) in net assets resulting from operations per share	$1.44	$(0.00)

Weighted average common shares outstanding(1)	172,191	172,191

(1) Based on shares outstanding from June 24, 2015 (commencement of operations) through June 30, 2015.

See notes to unaudited financial statements.

Terra Income Fund 6, Inc.

Statement of Changes in Net Assets

(unaudited)

For the Nine Months Ended June 30, 2015

Operations
Net investment loss	$(306)
Net decrease in net assets resulting from operations	(306)
Capital share transactions
Issuance of common stock	1,974,634
Selling commissions and dealer manager fees	(162,408)
Net increase in net assets resulting from capital share transactions	1,812,226
Net increase in net assets	1,811,920
Net assets, at beginning of period	92,324
Net assets, at end of period	$1,904,244

Capital Share Activity
Shares outstanding, at beginning of period	15,556
Shares issued from subscriptions	156,635
Shares outstanding, at end of period	172,191

See notes to unaudited financial statements.

Terra Income Fund 6, Inc.

Statement of Cash Flows

(unaudited)

For the Nine Months Ended June 30, 2015

Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(306)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by operating activities:
Amortization of deferred offering costs	32,982
Changes in operating assets and liabilites:
Deferred offering costs	(1,123,223)
Prepaid and other assets	(39,967)
Due to Adviser	832,103
Payable for unsettled trades	995,600
Accrued expenses	173,711
Net cash provided by operating activities	870,900

Cash flows from financing activities:
Issuance of common stock	1,974,634
Payment of selling commissions and dealer manager fees	(162,408)
Net cash provided by financing activities	1,812,226

Net increase in cash	2,683,126
Cash, at beginning of period	125,000
Cash, at end of period	$2,808,126

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$-

See notes to unaudited financial statements.

Terra Income Fund 6, Inc.

Notes to Financial Statements

(unaudited)

Note 1. Principal Business and Organization

Terra Income Fund 6, Inc. (the “Company”) was incorporated under the general corporation laws of the State of Maryland on May 15, 2013 and on June 24, 2015, the Company formally commenced operations upon raising gross proceeds in excess of $2.0 million (the “Minimum Offering Requirement”). Since commencing our initial public offering and through June 30, 2015, we sold 172,191 shares of common stock, including shares purchased by Terra Capital Partners, LLC, the Company’s affiliate, in both an initial private placement and from this offering, for gross proceeds of approximately $2.1 million. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Company is an externally managed, non-diversified, closed-end management investment company that intends to elect to be taxed for federal income tax purposes, and to qualify annually thereafter, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Company’s investment activities are externally managed by Terra Income Advisors, LLC (the “Adviser”), a private investment firm affiliated with the Company, pursuant to an investment advisory and administrative services agreement (the “Investment Advisory Agreement”), under the oversight of the Company’s board of directors (the “Board”), a majority of whom are independent. The Adviser is registered as an investment adviser under the Investment Advisers Act of 1940, as amended. (See Note 4).

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

The Company’s fiscal year-end is September 30.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The Company is an investment company, as defined under U.S. GAAP, and applies accounting and reporting guidance in accordance with Accounting Standards Codification 946, Financial Services – Investment Companies .

Unaudited Interim Financial Information: The accompanying statement of assets and liabilities at June 30, 2015, and the related statement of operations for the three and nine month periods ended June 30, 2015 and the statements of changes in net assets and cash flows for the nine month period ended June 30, 2015, are unaudited. The interim unaudited financial statements have been prepared on the same basis as the Company’s audited financial statements dated October 20, 2014 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments that are necessary for the fair presentation of the Company’s financial position as of June 30, 2015, the results of its operations for the three and nine month periods ended June 30, 2015 and its changes in net assets and its cash flows for the nine month period ended June 30, 2015. The financial data and other information disclosed in these notes related to the three and nine month periods ended June 30, 2015 are unaudited and not necessarily indicative of the results to be expected for the year ending September 30, 2015, any other interim periods or any future year or period. Because the Company had no operations for the comparative prior year’s periods, the statement of operations is only presented for the three and nine month periods ended June 30, 2015 and the changes in net assets and cash flows are presented only for the nine month period ended June 30, 2015.

Cash and Cash Equivalents: The Company considers all highly liquid investments, with maturities of ninety days or less when purchased, as cash equivalents. Cash and cash equivalents held at financial institutions, at times, may exceed the amount insured by the Federal Deposit Insurance Corporation.

Organization and Offering Expenses: Organization expenses, including reimbursement payments to the Adviser, are expensed on the Company’s statement of operations. Offering costs prior to the commencement of operations are capitalized on the Company’s statements of assets and liabilities as deferred charges until operations begin, and thereafter, will be amortized to expense over twelve months on a straight-line basis. Commencement of operations is considered to be June 24, 2015, the date the Company raised the Minimum Offering Requirement. The Company will charge all offering costs incurred after the commencement of operations against capital in excess of par value on the statement of assets and liabilities. Both organization and offering expenses were determined to be probable of repayment and determinable at June 30, 2015. (See Note 4).

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

Valuation of Investments: The Company determines the value of its investments on a quarterly basis in accordance with fair value accounting guidance promulgated under U.S. GAAP, which establishes a three-tier hierarchical disclosure framework that prioritizes and ranks the level of market price observability used in measuring investments at fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available actively quoted prices or for which fair value can be measured from actively quoted prices, generally, will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires subjective judgment and consideration of factors specific to the investment. The fair values of the Company’s investments are determined in good faith by the Board pursuant to the Company’s valuation policy and consistently applied valuation process. Upon commencement of operations, it is expected that the Company’s investments will primarily be classified as Level 3 investments.

Dividends and Distributions: Dividends and distributions to stockholders, which are determined in accordance with federal income tax regulations, are recorded on the record date. The amount to be paid out as a dividend or distribution is approved by the Board. Net realized capital gains, if any, are generally distributed or deemed distributed at least annually. The Company adopted an “opt in” distribution reinvestment plan ("DRIP") pursuant to which our stockholders may elect to have the full amount a stockholders cash distributions reinvested in additional shares of our common stock. Participants in our DRIP are free to elect to participate or terminate participation in the plan within a reasonable time as specified in the plan. If a stockholder has “opted in” to our DRIP they will have their cash distributions reinvested in additional shares of our common stock, rather than receiving the cash distributions. We expect to coordinate our distribution payment dates so that the same price that is used for the semi-monthly closing date immediately following such distribution payment date will be used to calculate the purchase price for purchasers under our DRIP. In such case, a stockholders reinvested distributions will be used to purchase shares at a price equal to 95% of the price that shares are sold in the offering at the semi-monthly closing immediately following the distribution payment date and such price may represent a premium to our net asset value per share.

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

Note 3. Capital

The Company entered into a stock purchase agreement with Terra Capital Partners, LLC (the “Sponsor”), an affiliate of the Company. On September 19, 2014, pursuant to a private placement, the Sponsor contributed cash consideration of $125,000 to purchase approximately 11,111 shares of common stock at $11.25 per share. On October 20, 2014, pursuant to a private placement, the Sponsor contributed an additional $50,000 in cash to purchase approximately 4,445 additional shares of common stock at $11.25 per share.

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

Note 4. Related Party Transactions

Management and Incentive Fee Compensation to Adviser

On April 20, 2015, the Company entered into the Investment Advisory Agreement with the Adviser, a subsidiary of the Sponsor. The Adviser is responsible for the Company’s day-to-day operations. Pursuant to such Investment Advisory Agreement, the Adviser is expected to be paid for its services in two components — a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 2.0% of the Company’s average gross assets. The base management fee is payable quarterly in arrears and calculated based on the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters. The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears based upon the Company’s ‘‘pre-incentive fee net investment income’’ for the immediately preceding quarter. The subordinated incentive fee on income is subject to a quarterly hurdle rate, expressed as a rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 2.0% (8.0% annualized), subject to a ‘‘catch up’’ feature. For this purpose, ‘‘pre-incentive fee net investment income’’ means interest income, dividend income and any other income (including any other fees, other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses reimbursed to the Adviser under the Investment Advisory Agreement and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The calculation of the subordinated incentive fee on income for each quarter is as follows:

•	No incentive fee is payable to the Adviser in any calendar quarter in which the Company’s pre-incentive fee net investment income does not exceed the hurdle rate of 2.0% (8.0% annualized);
•	100% of the Company’s pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than or equal to 2.5% in any calendar quarter (10.0% annualized) is payable to the Adviser, all or any portion of which may be waived or deferred in the Adviser’s discretion. This portion of the pre-incentive fee net investment income (which exceeds the hurdle rate but is less than or equal to 2.5%) is referred to as the ‘‘catch-up.’’ The ‘‘catch-up’’ provision is intended to provide the Adviser with an incentive fee of 20.0% on all of the Company’s pre-incentive fee net investment income when the Company’s pre-incentive fee net investment income reaches 2.5% in any calendar quarter; and
•	20.0% of the amount of the Company’s pre-incentive fee net investment income, if any, that exceeds 2.5% in any calendar quarter (10.0% annualized) is payable to the Adviser once the hurdle rate is reached and the catch-up is achieved.

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

Organization and Offering Expenses

As of June 30, 2015 and October 20, 2014, the Adviser, on behalf of the Company, incurred organization costs of approximately $165,000, and $55,000, respectively, and offering costs of approximately $1,696,000 and $573,000, respectively. Offering expenses consist of costs paid by the Adviser for the registration, marketing and distribution of the Company’s shares. Organization costs include those expenses paid by the Adviser for the legal organization, drafting and filing of the Company’s charter and other governance documents. These amounts include, but are not limited to, legal, accounting, printing and marketing costs. In addition, the Adviser paid general and administrative expenses, primarily legal fees, of approximately $30,000 and $73,000 on behalf of the Company during the three and nine month periods ended June 30, 2015, respectively.

Upon meeting the Minimum Offering Requirement, and the Company’s commencement of operations on June 24, 2015, the Adviser is responsible for the payment of the Company’s cumulative organization and offering expenses to the extent such expenses exceed 1.5% of the gross proceeds from the Offering, without recourse against or reimbursement by the Company. As a result, the Adviser will bear all organization and offering expenses in excess of 1.5% of the gross proceeds from the Offering. The Company believes that it is highly likely that it will raise sufficient funds to reimburse the Adviser in full for all cumulative organization and offering expenses incurred to date, to the extent that such cumulative organization and offering expenses do not exceed 1.5% of gross offering proceeds.

Dealer Manager Agreement

On April 20, 2015, the Company entered into the Dealer Manager Agreement with Terra Capital Markets, LLC (the “Dealer Manager”), an affiliate of the Adviser, to serve as the dealer manager of the Offering. The Dealer Manager will be responsible for marketing the Company’s shares being offered pursuant to the Offering. In this role, it will manage a group of selling dealers, including other unaffiliated broker-dealers who enter into Selected Dealer Arrangements with the Dealer Manager. The Dealer Manager is expected to receive selling commissions of 6.0% of gross proceeds from the Offering, dealer manager fees of up to 3.0% of gross proceeds from the Offering and broker-dealer fees of up to 1.0% of gross proceeds from the Offering for reimbursement of marketing and expenses, in connection with the sale of shares of common stock in the Offering, all or a portion of which may be re-allowed to selected broker-dealers for marketing and expenses. During the period from April 24, 2014 (Commencement of Operations) through June 30, 2015, the Company accrued approximately $162,000 and, of this amount, re-allowed approximately $113,000 under the Dealer Manager Agreement,

Expense Support Agreement

On June 30, 2015, the Company entered into an expense support agreement (the “Expense Support Agreement”) with the Adviser, whereby the Adviser may pay up to 100% of all of the Company’s operating expenses from inception until the Company and the Adviser mutually agree otherwise. This payment (the “Expense Support Payment”) for any month shall be paid by the Adviser to the Company in any combination of cash or other immediately available funds, and/or offsets against amounts due from the Company to the Adviser. The purpose of the Expense Support Payment is to reduce offering and operating expenses until the Company has achieved economies of scale sufficient to ensure that the Company is able to bear a reasonable level of expense in relation to investment income. Operating expenses subject to the Expense Support Agreement include expenses as defined by U.S. GAAP, including, without limitation, fees payable to the Adviser and interest on indebtedness for such period, if any.

Pursuant to the terms of the Expense Support Agreement, the Company has agreed to reimburse the Adviser for each Expense Support Payment within three years after such Expense Support Payment is made by the Adviser. Reimbursement shall be made as promptly as possible on a date mutually agreed to by the Company and the Adviser (the “Reimbursement Date”) provided that (i) the operating expense ratio, defined as operating expenses excluding organization and offering expenses, base management fees, incentive fees and any interest expense attributable to indebtedness by the Company (“Net Operating Expenses”) expressed as a percentage of the Company’s net assets on the relevant measurement date, as of such Reimbursement Date is equal to or less than the operating expense ratio as of the Expense Support Payment date attributable to such specified Expense Support Payment, (ii) the annualized distribution rate as of such Reimbursement Date is equal to or greater than the annualized distribution rate as of the Expense Support Payment date attributable to such specified Expense Support Payment; (iii) such Reimbursement Date is not later than three years following such specified Expense Support Payment Date; and (iv) the Expense Support Payment does not cause the Company’s Net Operating Expenses to exceed 1.5% of the Company’s net assets attributable to common shares, after taking such reimbursement into account. The Adviser is entitled to reimbursement of all previously unreimbursed expense support payments in the event of termination of the expense support agreement.

The following table provides information regarding the expenses that the parties to the agreement determined would be incurred by the Adviser pursuant to the Expense Support Agreement:

Period Ended	Amount of Expense Reimbursement Payment	Annualized Operating Expense Ratio as of the Date of Expense Reimbursement Payment	Annualized Rate of Distributions Per Share(1)	Reimbursement Eligibility Expiration
June 30, 2015	$515,813	24.53%	8.00%	June 30, 2018

(1)       The annualized rate of distributions per share is expressed as a percentage equal to the projected annualized distribution amount as of June 30, 2015 (which is calculated by annualizing the regular daily cash distribution per share as of June 30, 2015 without compounding), divided by the Company’s public offering price per share as of June 30, 2015.

Note 5. Commitments and Contingencies

The Company enters into contracts that contain a variety of indemnification provisions. The Company’s maximum exposure under these arrangements is unknown; however, the Company has not had prior claims or losses pursuant to these contracts. Management of the Adviser has reviewed the Company’s existing contracts and expects the risk of loss to the Company to be remote.

The Company is not currently subject to any material legal proceedings and, to the Company’s knowledge, no material legal proceedings are threatened against the Company. From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. While the outcome of any legal proceedings cannot be predicted with certainty, the Company does not expect that any such proceedings will have a material adverse effect upon its financial condition or results of operations.

See Note 4 for a discussion of the Company’s commitments to the Adviser and its affiliates.

Note 6. Directors Fees

The Company’s directors who do not also serve in an executive officer capacity for the Company or the Adviser are entitled to receive annual cash retainer fees, fees for attending board and committee meetings and annual fees for serving as a committee chairperson. These directors receive an annual fee of $20,000, plus $2,500 for each board meeting attended in person, $1,000 for each board meeting attended via teleconference and $1,000 for each committee meeting attended. In addition, the chairman of the audit committee receives an annual fee of $7,500 and the chairman of each of the nominating and corporate governance and the valuation committees, and any other committee, receives an annual fee of $2,500 for their additional services. For the three and nine months ended June 30, 2015, the Company accrued $22,625 and $49,750 for directors’ fees expense

The Company will also reimburse each of the above directors for all reasonable and authorized business expenses in accordance with the Company policies as in effect from time to time, including reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and each committee meeting not held concurrently with a board meeting.

The Company does not pay compensation to the directors who also serve in an executive officer capacity for the Company or the Adviser.

Note 7. Distributions

Dividends from net investment income and capital gain distributions are determined in accordance with U.S. federal income tax regulations, which differ from U.S. GAAP.

The Company made no distributions for the three and nine months ended June 30, 2015, respectively.

Dividends and distributions to stockholders are recorded on the record date. On June 24, 2015, the Company’s Board of Directors declared a cash distribution in an amount equal to $0.002740 per share per day, or 8.0% on an annualized basis, to be paid to holders of record as of July 20, 2015, which will accrue daily from June 24, 2015 (Commencement of Operations) through July 31, 2015, to be paid on July 31, 2015.

Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock pursuant to the Company’s DRIP. As of June 30, 2015, no shares of common stock have been issued pursuant to the Company's DRIP.

Note 8. Subsequent Events

The management of the Company has evaluated events and transactions through August 12, 2015, the date the financial statements were issued, and has determined that there are no material events that would require adjustment to or disclosure in the Company’s financial statements other than those listed below.

On June 24, 2015, the Company declared a cash dividend in the amount of $0.002740 per share, per day, payable on July 31, 2015 to stockholders of record on July 20, 2015. Shareholders have the option to receive payment of the dividend in cash or receive shares of common stock, pursuant to the DRIP. Based on shareholder elections, the dividend consisted of $21,318 in cash and 401 newly issued shares of common stock.

From July 1, 2015 through August 12, 2015, the Company has issued 221,541 shares of common stock including shares issued pursuant to the DRIP. Total gross proceeds from these issuances including proceeds from shares issued pursuant to the DRIP were $2.7 million.

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

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q may include, but are not limited to, statements as to:

•	our future operating results;
•	our business prospects and the prospects of our portfolio companies;
•	the impact of the investments that we expect to make;
•	the ability of our portfolio companies to achieve their objectives;
•	our current and expected financings and investments;
•	the adequacy of our cash resources, financing sources and working capital;
•	the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;
•	our contractual arrangements and relationships with third parties;
•	actual and potential conflicts of interest with any of the following affiliated entities: Terra Income Advisors, LLC, our investment adviser (“Terra Income Advisors”), Terra Capital Partners, LLC, our sponsor (“Terra Capital Partners”), as well as Terra Secured Income Fund, LLC, Terra Secured Income Fund 2, LLC, Terra Secured Income Fund 3, LLC, Terra Secured Income Fund 4, LLC, Terra Secured Income Fund 5, LLC, Terra Secured Income Fund 5 International (collectively, the “Terra Income Funds”), Terra Capital Advisors, LLC (“Terra Capital Advisors”), Terra Capital Advisors 2, LLC (“Terra Capital Advisors 2”) or any of their affiliates;
•	the dependence of our future success on the general economy and its effect on our investments;
•	our use of financial leverage;
•	the ability of Terra Income Advisors to locate suitable investments for us and to monitor and administer our investments;
•	the ability of Terra Income Advisors or its affiliates to attract and retain highly talented professionals;
•	our ability to elect to be taxed as, and maintain thereafter, our qualification as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”) and as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”);
•	the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations issued thereunder;
•	the effect of changes to tax legislation and our tax position; and
•	the tax status of the enterprises in which we invest.

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

Overview

We were incorporated under the general corporation laws of the State of Maryland on May 15, 2013 and commenced operations on June 24, 2015, upon the raising of gross proceeds in excess of $2,000,000 from sales of shares of our common stock in our continuous public offering, including sales to persons who are affiliated with us or Terra Income Advisors (the “Minimum Offering Requirement”). We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC under 1940 Act, and intends to elect to be taxed for federal income tax purposes, and to qualify annually thereafter, as a RIC under Subchapter M of the Code. Prior to satisfying the Minimum Offering Requirement, we have no operations except for matters relating to our organization and registration.

Our investment activities are externally managed by Terra Income Advisors and supervised by our board of directors (the “Board”), a majority of whom are independent. Under the investment advisory and administrative services agreement (the “Investment Advisory Agreement”), we have agreed to pay Terra Income Advisors an annual base management fee based on our average quarterly gross assets, as well as incentive fees based on our performance. (See Related Party Transactions).

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

The level of our investment activity depends on many factors, including the amount of debt and equity capital available to prospective borrowers, the level of refinancing activity for such companies, the availability of credit to finance transactions, the general economic environment and the competitive environment for the types of investments we make. Based on prevailing market conditions, we anticipate that we will invest the proceeds from each subscription closing generally within 90 days. The precise timing will depend on the availability of investment opportunities that are consistent with our investment objective and strategies. Any distributions we make during such period may be substantially lower than the distributions that we expect to pay when our portfolio is fully invested.

Our management is not aware of any material trends or uncertainties, favorable or unfavorable, which may reasonably be anticipated to have a material impact on the capital resources and the revenue or income to be derived from the operation of our assets.

Revenues

We plan to generate revenue primarily in the form of interest on the debt securities that we hold. We will make debt investments that will bear interest at a fixed and at a floating rate. Interest on debt securities is generally payable monthly. The principal amount of the debt securities and any accrued but unpaid interest generally will become due at the maturity date. In addition, we may generate revenue in the form of exit fees payable upon repayment of the loans we hold, origination fees for loans we originate, commitment and other fees in connection with transactions. We will record prepayment premiums on loans and debt securities as interest income. Preferred returns earned on any preferred equity investments, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts.

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

We reimburse Terra Income Advisors for expenses necessary to perform services related to our administration and operation. The amount of this reimbursement is set at the lesser of (1) Terra Income Advisors’ actual costs incurred in providing such services and (2) the amount that the Board, including a majority of our independent directors, estimates we would be required to pay alternative service providers for comparable services in the same geographic location. Terra Income Advisors is required to allocate the cost of such services to us based on objective factors, such as total assets, revenues, time allocations and/or other reasonable metrics. The Board then assesses the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party providers known to be available. In addition, the Board considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Board compares the total amount paid to Terra Income Advisors for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs. We do not reimburse Terra Income Advisors for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of Terra Income Advisors.

Portfolio Investment Activity for the Three and Nine Months Ended June 30, 2015

For the three and nine months ended June 30, 2015, we did not make or sell any investments in portfolio companies.

Results of Operations

We were formed on May 15, 2013, and commenced operations on June 24, 2015. Our management is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting our target portfolio, which may be reasonably anticipated to have a material impact of the capital resources and the revenue or income to be derived from the operations of our net assets.

Operating results are as follows:

	Three months ended June 30, 2015	Nine months ended June 30, 2015
Total investment income	$96	$745
Total operating expenses	268,625	516,864
Less: Expense reimbursement from Adviser	(515,813)	(515,813)
Total expenses, net	(247,188)	1,051
Net investment income (loss)	247,284	(306)
Net increase (decrease) in net assets resulting from operations	$247,284	$(306)

Investment Income

For the three and nine months ended June 30, 2015, total investment income was $96 and $745 respectively.

Operating Expenses

The composition of our operating expenses was as follows:

	Three months ended June 30, 2015	Nine months ended June 30, 2015
Professional fees	$133,879	$226,450
Organization expenses	20,666	132,790
Insurance expense	57,075	70,832
Directors’ fees	22,625	49,750
Amortization of offering costs	32,982	32,982
Base management fees	695	695
Other expenses	703	3,365
Operating expenses before expense reimbursement	268,625	$516,864
Expense reimbursement from Adviser	(515,813)	(515,813)
Total operating expenses, net of expense reimbursement	$(247,188)	$1,051

For the three and nine month periods ending June 30, 2015, total operating expenses were approximately $269,000 and $517,000, respectively. Total operating expenses include legal and accounting fees that are included in both professional fees, for general and administrative matters, and the organization costs. For the three and nine months ended June 30, 2015 professional fees were approximately $133,000 and $226,000, respectively, and organization costs were approximately $21,000 and $133,000, respectively.

Expense Support and Reimbursement Agreement

On June 30, 2015, the Company entered into an expense support agreement (the “Expense Support Agreement”) with the Adviser, whereby the Adviser may pay up to 100% of all of the Company’s operating expenses for any period since inception, until the Company and the Adviser mutually agree otherwise. This payment (the “Expense Support Payment”) for any month shall be paid by the Adviser to the Company in any combination of cash or other immediately available funds, and/or offsets against amounts due from the Company to the Adviser. The purpose of the Expense Support Payment is to reduce offering and operating expenses until the Company has achieved economies of scale sufficient to ensure that the Company is able to bear a reasonable level of expense in relation to investment income. Operating expenses subject to the Expense Support Agreement include expenses as defined by GAAP, including, without limitation, fees payable to the Adviser and interest on indebtedness for such period, if any.

Pursuant to the terms of the Expense Support Agreement, the Company has agreed to reimburse the Adviser for each Expense Support Payment within three years after such Expense Support Payment is made by the Adviser. Reimbursement shall be made as promptly as possible on a date mutually agreed to by the Company and the Adviser (the “Reimbursement Date”) provided that (i) the operating expense ratio, defined as operating expenses excluding organization and offering expenses, base management fees, incentive fees and any interest expense attributable to indebtedness by the Company (“Net Operating Expenses”) expressed as a percentage of the Company’s net assets on the relevant measurement date, as of such Reimbursement Date is equal to or less than the operating expense ratio as of the Expense Support Payment date attributable to such specified Expense Support Payment, (ii) the annualized distribution rate as of such Reimbursement Date is equal to or greater than the annualized distribution rate as of the Expense Support Payment date attributable to such specified Expense Support Payment; (iii) such Reimbursement Date is not later than three years following such specified Expense Support Payment Date; and (iv) the Expense Support Payment does not cause the Company’s Net Operating Expenses to exceed 1.5% of the Company’s net assets attributable to common shares, after taking such reimbursement into account. The Adviser is entitled to reimbursement of all previously unreimbursed expense support payments in the event of termination of the expense support agreement.

As of June 30, 2015, we recorded $515,813 in our statements of assets and liabilities as due from affiliate relating to the Expense Support Agreement. For the three and six months ended June 30, 2015, we recorded expense reimbursements of $515,813 on the statement of operations. Expense reimbursements to the Adviser will be accrued as they become probable and estimable.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended June 30, 2015 we recorded a net increase in net assets resulting from operations of $247,284. For the nine months ended June 30, 2015, we recorded a net decrease in net assets resulting from operations of $306. Based on the weighted average shares of common stock outstanding for the three and nine months ended June 30, 2015, our per share net increase in net assets resulting from operations was $1.44 and $0.00, respectively.

Capital Contribution from Terra Capital Partners

Pursuant to an initial capitalization and subsequent private placement, Terra Capital Partners had purchased an aggregate of $175,000 of shares of our common stock at $9.00 per share, which price represented the previous initial public offering price of $10.00 per share, net of selling commissions, broker-dealer fees and dealer manager fees. On February 25, 2015, the Board determined to change the initial offering price from $10.00 per share to $12.50 per share. As a result, on February 26, 2015, we effected a reverse stock split to account for the change in our offering price since the initial investment by Terra Capital Partners. On May 1, 2015, Terra Capital Partners also purchased an additional $275,000 of shares of our common stock from this offering at $11.25 per share, also net of selling commissions, broker-dealer fees and dealer manager fees from the current offering price of $12.50 per share. As a result, gross offering proceeds of $450,000 are immediately available to us. The gross offering proceeds from Terra Capital Partners’ capital contributions have been included for purposes of determining our satisfaction of the Minimum Offering Requirement.

Financial Condition, Liquidity and Capital Resources

We will generate cash primarily from the net proceeds of the Offering and from cash flows from interest, dividends and fees earned from our investments and principal repayments and proceeds from sales of our investments. Our primary use of cash will be used for our targeted investments, payments of our expenses and cash distributions to our stockholders. Since we have met the Minimum Offering Requirement, gross subscription funds, including the proceeds raised from sales of stock to our affiliate, Terra Capital Partners, are available to us. We will sell our shares on a continuous basis at a per share price of $12.50. However, to the extent that our NAV per share increases to an amount greater than our net proceeds as stated in the Final Prospectus, we will sell at a price necessary to ensure that our shares are not sold at a price, after deduction of selling commissions, broker-dealer fees and dealer manager fees, that is below NAV per share. In the event of a material decline in our NAV per share, which we consider to be a 2.5% decrease below our then-current net offering price, we will reduce our offering price in order to establish a new net offering price that is not more than 2.5% above our NAV per share. Promptly following any such adjustment to the offering price per share, we will file a prospectus supplement with the SEC disclosing the adjusted offering price, and we will also post the updated information on our website at www.TerraFund6.com.

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

Valuation of Investments

We measure the value of our investments in accordance with fair value accounting guidance promulgated under U.S. GAAP, which establishes a hierarchical disclosure framework that prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available actively quoted prices or for which fair value can be measured from actively quoted prices, generally, will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Investments measured and reported at fair value will be classified and disclosed in one of the following categories:

•	Level 1 — observable inputs, such as quoted prices in active markets. Publicly listed equities and publicly listed derivatives will be included in Level 1. In addition, securities sold, but not yet purchased, and call options will be included in Level 1. We will not adjust the quoted price for these investments, even in situations where we hold a large position and a sale could reasonably affect the quoted price.
•	Level 2 — observable inputs such as for similar securities in active markets and quoted prices for identical securities in markets that are not active. In certain cases, debt and equity securities are valued on the basis of prices from an orderly transaction between market participants provided by reputable dealers or pricing services. In determining the value of a particular investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices, market transactions in comparable investments and various relationships between investments. Investments which are generally expected to be included in this category include corporate bonds and loans, convertible debt indexed to publicly listed securities and certain over-the-counter derivatives.
•	Level 3 — unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. The inputs into the determination of fair value require significant judgment or estimation.

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

Revenue Recognition

Security transactions will be accounted for on their trade date. We will record interest income on an accrual basis to the extent that we expect to collect such amounts. We will not accrue as a receivable interest or dividends on loans and securities if there is reason to doubt the collectability of such income. Loan origination fees, original issue discount and market discount will be capitalized and such amounts will be amortized as interest income over the respective term of the loan. Upon the prepayment of a loan or security, any unamortized loan origination fees will be recorded as interest income. We will record prepayment premiums on loans and securities as interest income when we receive such amounts.

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

Organization Costs

Organization costs include, among other things, the cost of incorporating, including the cost of legal services and other fees pertaining to our organization. These costs are expensed as incurred. For the period from May 15, 2013 (inception) to June 30, 2015, we incurred organization costs of $165,466, which were paid on behalf of us by Terra Income Advisors and have been recorded as a payable to it. For the three and nine months ended June 30, 2015, we incurred $20,666 and $132,790 of organization costs, respectively.

Offering Costs

Our offering costs include, among other things, legal fees and other costs pertaining to the preparation of the registration statement relating to the public offering of our shares of common stock. For the period from May 15, 2013 (inception) to June 30, 2015, we incurred offering costs of approximately $1.7 million. Offering costs incurred prior to the commencement of operations are capitalized on the statement of assets and liabilities as deferred offering costs until operations begin, and thereafter, will be amortized to expense over twelve months on a straight-line basis. All offering costs incurred after the commencement of operations will be charged against capital in excess of par value on the statement of assets and liabilities. For the three and nine months ended June 30, 2015, we recorded $32,982 and $32,982 of amortization of offering costs, respectively.

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

Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is ‘‘more likely than not’’ to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the statement of operations. During the three and nine months ended June 30, 2015, respectively, we did not incur any interest or penalties.

Contractual Obligations

We have entered into certain contracts under which we have material future commitments. On April 20, 2015, we entered into the Investment Advisory and Agreement with Terra Income Advisors in accordance with the 1940 Act. The Investment Advisory Agreement will be effective as of June 24, 2015, the date that we met the Minimum Offering Requirement. Terra Income Advisors serves as our investment adviser in accordance with the terms of the Investment Advisory Agreement. Payments under the Investment Advisory Agreement in each reporting period will consist of (i) a base management fee equal to a percentage of the value of our average gross assets and (ii) an incentive fee based on our performance. Terra Income Advisors will be reimbursed for administrative expenses incurred on our behalf. For the period from June 24, 2015 (Commencement of Operations) through June 30, 2015, we incurred $695 in base management fees under the Investment Advisory and Administrative Services Agreement.

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

Related Party Transactions

Compensation of the Adviser and Dealer Manager

Pursuant to the Investment Advisory Agreement, we pay Terra Income Advisors a base management fee and an incentive fee. We commenced accruing fees under the Investment Advisory Agreement on April 24, 2015, upon commencement of our operations.

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

The incentive fee consists of two parts. The first part, which we refer to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears based upon our ‘‘pre-incentive fee net investment income’’ for the immediately preceding quarter. The subordinated incentive fee on income is subject to a quarterly hurdle rate, expressed as a rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 2.0% (8.0% annualized), subject to a ‘‘catch up’’ feature. For this purpose, ‘‘pre-incentive fee net investment income’’ means interest income, dividend income and any other income (including any other fees, other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses reimbursed to Terra Income Advisors under the Investment Advisory Agreement and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The calculation of the subordinated incentive fee on income for each quarter is as follows:

•	No incentive fee is payable to Terra Income Advisors in any calendar quarter in which our pre-incentive fee net investment income does not exceed the hurdle rate of 2.0% (8.0% annualized);
•	100% of our pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than or equal to 2.5% in any calendar quarter (10.0% annualized) is payable to Terra Income Advisors, all or any portion of which may be waived or deferred in Terra Income Advisors’ discretion. We refer to this portion of our pre-incentive fee net investment income (which exceeds the hurdle rate but is less than or equal to 2.5%) as the ‘‘catch-up.’’ The ‘‘catch-up’’ provision is intended to provide Terra Income Advisors with an incentive fee of 20.0% on all of our pre-incentive fee net investment income when our pre-incentive fee net investment income reaches 2.5% in any calendar quarter; and
•	20.0% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.5% in any calendar quarter (10.0% annualized) is payable to Terra Income Advisors once the hurdle rate is reached and the catch-up is achieved.

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

We reimburse Terra Income Advisors for expenses necessary to perform services related to our administration and operation. The amount of this reimbursement is set at the lesser of (1) Terra Income Advisors’ actual costs incurred in providing such services and (2) the amount that the Board, including a majority of our independent directors, estimates we would be required to pay alternative service providers for comparable services in the same geographic location. Terra Income Advisors is required to allocate the cost of such services to us based on objective factors such as total assets, revenues, time allocations and/or other reasonable metrics. The Board then assesses the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party providers known to be available. In addition, the Board considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Board compares the total amount paid to Terra Income Advisors for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs. We do not reimburse Terra Income Advisors for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of Terra Income Advisors.

Terra Income Advisors has funded certain of our offering costs and organization costs. These costs have been capitalized by us as a deferred charge on the statement of assets and liabilities and the organization costs were charged to expense as incurred by us. Terra Income Advisors is responsible for the payment of the our cumulative organization and offering expenses to the extent such expenses exceed 1.5% of the gross proceeds from our offering, without recourse against or reimbursement by us. As a result, Terra Income Advisors will bear all organization and offering expenses in excess of 1.5% of the gross proceeds from our offering. During the three and nine month periods ended June 30, 2015, Terra Income Advisors funded offering costs and organization costs in the amount of $378,668 and $1,256,013 respectively.

Under the dealer manager agreement, Terra Capital Markets, LLC, one of our affiliates, is entitled to receive selling commissions, broker-dealer fees and dealer manager fees in connection with the sale of shares of common stock in our continuous public offering, all or a portion of which may be re-allowed to selected broker-dealers. For the three and nine month periods ended June 30, 2015, accrued and paid dealer manager fees in the amount of $49,489 under this arrangement.

Pursuant to the Expense Support Agreement, Terra Income Advisors has agreed to reimburse us for certain operating expenses for any period since inception, until the Company and the Adviser mutually agree otherwise. This payment for any month shall be paid by the Adviser to the Company in any combination of cash or other immediately available funds, and/or offsets against amounts due from the Company to the Adviser. Reimbursement shall be made as promptly as possible on a date mutually agreed to by the Company and the Adviser provided that (i) the operating expense ratio, defined as operating expenses excluding organization and offering expenses, base management fees, incentive fees and any interest expense attributable to indebtedness by the Company (“Net Operating Expenses”) expressed as a percentage of the Company’s net assets on the relevant measurement date, as of such Reimbursement Date is equal to or less than the operating expense ratio as of the Expense Support Payment date attributable to such specified Expense Support Payment, (ii) the annualized distribution rate as of such Reimbursement Date is equal to or greater than the annualized distribution rate as of the Expense Support Payment date attributable to such specified Expense Support Payment; (iii) such Reimbursement Date is not later than three years following such specified Expense Support Payment Date; and (iv) the Expense Support Payment does not cause the Company’s Net Operating Expenses to exceed 1.5% of the Company’s net assets attributable to common shares, after taking such reimbursement into account. The Adviser is entitled to reimbursement of all previously unreimbursed expense support payments in the event of termination of the expense support agreement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We may be subject to financial market risks, including changes in interest rates. To the extent that we borrow money to make investments, our net investment income will be dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. In periods of rising interest rates, our cost of funds would increase, which may reduce our net investment income. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. As of June 30, 2015, we had not yet purchased or sold any investments in portfolio companies, and our only asset was cash, so any change in interest rates would have a minimal impact on our earnings.

We may hedge against interest rate and currency exchange rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. During the three and nine months ended June 30, 2015, we did not engage in interest rate hedging activities.

In addition, we may have risks regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Investments.”

Item 4. Controls and Procedures.

Disclosure Controls

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the three month period ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

On September 19, 2014, we sold approximately 11,111 shares of our common stock to Terra Capital Partners for aggregate gross proceeds of $125,000. These shares were purchased at $11.25 per share, which represents the initial public offering price of $12.50 per share, net of selling commissions and dealer manager fees, as well as the broker-dealer fees. The shares were sold pursuant to the exemption from registration found in Section 4(2) of the Securities Act.

On October 20, 2014, we sold approximately 4,445 shares of our common stock for aggregate gross proceeds of $50,000 to Terra Capital Partners. These shares were purchased at $11.25 per share, which represents the initial public offering price of $12.50 per share, net of selling commissions and dealer manager fees, as well as the broker-dealer fees. The shares were sold pursuant to the exemption from registration found in Section 4(2) of the Securities Act.

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

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

3.1	Articles of Amendment and Restatement of Terra Income Fund 6, Inc. (incorporated by reference to Exhibit (a) to Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-202399) filed with the SEC on May 12, 2015).

3.2	Amended and Restated Bylaws of Terra Income Fund 6, Inc. (incorporated by reference to Exhibit (b) to Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-202399) filed with the SEC on May 12, 2015).

4.1	Form of Subscription Agreement (incorporated by reference to Appendix A included with the Final Prospectus dated April 20, 2015 (File No. 333-202399) filed with the SEC on April 21, 2015).

4.2	Distribution Reinvestment Plan (incorporated by reference to Exhibit (e) to Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-202399) filed with the SEC on May 12, 2015).

10.1	Investment Advisory and Administrative Services Agreement, dated as of April 20, 2015, by and between Terra Income Fund 6, Inc. and Terra Income Advisors, LLC (incorporated by reference to Exhibit (g)(1) to Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-202399) filed with the SEC on May 12, 2015).

10.2	Dealer Manager Agreement, dated as of April 20, 2015, by and among Terra Income Fund 6, Inc., Terra Income Advisors, LLC and Terra Capital Markets, LLC (incorporated by reference to Exhibit (h)(1) to Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-202399) filed with the SEC on May 12, 2015).

10.3	Form of Selected Dealer Agreement (incorporated by reference to Exhibit (h)(2) to Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-202399) filed with the SEC on May 12, 2015).

10.4	Custody Agreement by and between Terra Income Fund 6, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 4, 2015).

10.5	Escrow Agreement, dated as of April 20, 2015, by and among Terra Income Fund 6, Inc., UMB Bank, N.A. and Terra Capital Markets, LLC (incorporated by reference to Exhibit (k)(1) to Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-202399) filed with the SEC on May 12, 2015).

10.6	Expense Support Agreement dated as of June 30, 2015 by and between Terra Income Fund 6, Inc. and Terra Capital Advisors, LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on July 2, 2015.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 12, 2015.

TERRA INCOME FUND 6, INC .

By:	/s/ Bruce D. Batkin
Bruce D. Batkin Chief Executive Officer (Principal Executive Officer)

By:	/s/ Gregory M. Pinkus
Gregory M. Pinkus Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary (Principal Financial and Accounting Officer )

