Form 10-K
period 2015-09-30
Terra Income Fund 6, Inc.
filed 2015-12-24
CIK 1577134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 814-01136

Terra Income Fund 6, Inc.

(Exact name of registrant as specified in its charter)

Maryland	46-2865244
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

805 Third Avenue, 8th Floor
New York, New York 10022

(Address of principal executive offices)

(212) 753-5100

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of December 24, 2015, the registrant had 1,664,402 shares of common stock, $0.001 par value, outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant’s 2016 Annual Meeting of Stockholders, to be filed within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

i

CERTAIN DEFINITIONS

Except as otherwise specified in this Annual Report on Form 10-K, the terms:

•	“we,” “us,” “our” and the “Company” refer to Terra Income Fund 6, Inc.;
•	“Terra Income Advisors” refers to Terra Income Advisors, LLC;
•	“Terra Capital Markets” refers to Terra Capital Markets, LLC:
•	“Terra Capital Partners” refers to Terra Capital Partners, LLC; and
•	“Terra Income Funds” refers collectively to Terra Secured Income Fund, LLC, Terra Secured Income Fund 2, LLC, Terra Secured Income Fund 3, LLC, Terra Secured Income Fund 4, LLC, Terra Secured Income Fund 5, LLC and Terra Secured Income Fund 5 International.

FORWARD-LOOKING STATEMENTS

Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this Annual Report on Form 10-K may include, but are not limited to, statements as to:

•	our future operating results;
•	our business prospects and the prospects of our portfolio companies;
•	the impact of the investments that we expect to make;
•	the ability of our portfolio companies to achieve their objectives;
•	our current and expected financings and investments;
•	the adequacy of our cash resources, financing sources and working capital;
•	the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;
•	our contractual arrangements and relationships with third parties;
•	actual and potential conflicts of interest with any of the following affiliated entities: Terra Income Advisors, LLC, our investment adviser, Terra Capital Partners, LLC, our sponsor, Terra Secured Income Fund, LLC; Terra Secured Income Fund 2, LLC; Terra Secured Income Fund 3, LLC; Terra Secured Income Fund 4, LLC; Terra Secured Income Fund 5, LLC; Terra Secured Income Fund 5 International; Terra Capital Advisors, LLC; Terra Capital Advisors 2, LLC; or any of their affiliates;
•	the dependence of our future success on the general economy and its effect on our investments;
•	our use of financial leverage;
•	the ability of Terra Income Advisors, LLC to locate suitable investments for us and to monitor and administer our investments;
•	the ability of Terra Income Advisors, LLC or its affiliates to attract and retain highly talented professionals;
•	our ability to elect to be taxed as, and maintain thereafter, our qualification as a regulated investment company under the Internal Revenue Code of 1986, as amended (the “Code”) and as a business development company under the Investment Company Act of 1940;
•	the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations issued thereunder;
•	the effect of changes to tax legislation and our tax position; and
•	the tax status of the enterprises in which we invest.

ii

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Annual Report on Form 10-K involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Part I — Item 1A. Risk Factors” in this Annual Report. Other factors that could cause actual results to differ materially include:

•	changes in the economy;
•	risks associated with possible disruption in our operations or the economy generally due to terrorism or natural disasters; and
•	future changes in laws or regulations and conditions in our operating areas.

We have based the forward-looking statements included in this Annual Report on Form 10-K on information available to us on the date of this Annual Report on Form 10-K. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. Stockholders are advised to consult any additional disclosures that we may make directly to stockholders or through reports that we may file in the future with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements and projections contained in this Annual Report on Form 10-K are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

iii

PART I

ITEM 1. BUSINESS

FORMATION OF OUR COMPANY

We are a Maryland corporation, formed on May 15, 2013 and commenced operations on June 24, 2015. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We are an externally managed, non-diversified, closed-end management investment company that intends to elect to be taxed for federal income tax purposes beginning with our taxable year ended September 30, 2015, and to qualify annually thereafter, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

We entered into a stock purchase agreement with Terra Capital Partners, LLC (“Terra Capital Partners”), our sponsor and an affiliate of our company. On September 19, 2014, pursuant to a private placement, Terra Capital Partners contributed cash consideration of $125,000 to purchase approximately 11,111 shares of our common stock at $11.25 per share. On October 20, 2014, pursuant to a private placement, Terra Capital Partners contributed an additional $50,000 in cash to purchase approximately 4,445 additional shares of our common stock at $11.25 per share.

On February 25, 2015, our board of directors (the “Board”) determined to change the initial offering price from $10.00 per share to $12.50 per share. As a result, on February 26, 2015, we effected a reverse stock split to account for the change in the offering price since the September and October, 2014 investments by Terra Capital Partners. As such, all share references and equity transaction pricing elsewhere reflect this reverse stock split.

On March 2, 2015, we filed a public registration statement on Form N-2 (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) to offer a minimum of 160,000 shares of common stock and a maximum of 80,000,000 shares of common stock in a continuous, public offering (the “Offering”). The SEC declared the Registration Statement effective on April 20, 2015, and we retained Terra Capital Markets, LLC (“Terra Capital Markets”), an affiliate of Terra Income Advisors, to serve as the dealer manager of the Offering. As dealer manager, Terra Capital Markets is responsible for marketing our shares being offered pursuant to the Offering. We intend to file post-effective amendments to the Registration Statement that are subject to SEC review to allow us to continue the Offering for at least two years from the date of the effectiveness of the Registration Statement.

On May 1, 2015, Terra Capital Partners contributed cash of $275,000 to purchase approximately 24,444 additional shares from the Offering at a per share price of $11.25, which price represents the public offering price of $12.50 per share, net of selling commissions, broker-dealer fees and dealer manager fees. This contribution, in addition to the initial capital contributions described above, fulfilled Terra Capital Partners’ commitment to contribute total seed capitalization of $450,000.

On June 24, 2015, we successfully reached our minimum escrow requirement and officially commenced our operations by receiving gross proceeds of $2,000,000. Since commencing operations, and through December 24, 2015, we have sold a total of 1,656,153 shares of common stock for total gross proceeds of approximately $20.4 million. The proceeds from the issuance of common stock are presented in our statements of changes in net assets and statements of cash flows.

OVERVIEW OF OUR BUSINESS

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of our advisor, Terra Income Advisors, LLC (“Terra Income Advisors”), or by individuals who were contracted by us or by Terra Income Advisors to work on behalf of us pursuant to the terms of the investment advisory and administrative services agreement between us and Terra Income Advisors (the “Investment Advisory Agreement”). Terra Income Advisors, which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis according to asset allocation and other guidelines set by our Board. Terra Income Advisors is registered as investment adviser with the SEC. We intend to elect to be taxed for federal income tax purposes for our taxable year in which we commence operations, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code.

The level of our investment activity depends on many factors, including the amount of debt and equity capital available to prospective borrowers, the level of refinancing activity for such companies, the availability of credit to finance transactions, the general economic environment and the competitive environment for the types of investments we make. Based on prevailing market conditions, we anticipate that we will invest the proceeds from each subscription closing generally within 90 days of such closing. The precise timing will depend on the availability of investment opportunities that are consistent with our investment objective and strategies. Any distributions we make prior to the time that all capital raised has been deployed may be substantially lower than the distributions that we expect to pay when our portfolio is fully invested.

We commenced operations on June 24, 2015. Our management is not aware of any material trends or uncertainties, favorable or unfavorable, which may reasonably be anticipated to have a material impact on the capital resources and the revenue or income to be derived from our assets.

OUR INVESTMENT ADVISER

Our investment activities are externally managed by Terra Income Advisors, a private investment firm affiliated with us, pursuant to the Investment Advisory Agreement, under the oversight of the Board, a majority of whom are independent. Terra Income Advisors is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”).

Under the Advisory Agreement, we have agreed to pay Terra Income Advisors a base management fee as well as an incentive fee based on our investment performance. Also, we have agreed to pay selling commissions, broker-dealer fees, and a dealer manager fee, and to reimburse Terra Income Advisors for our organization and offering expenses up to a maximum amount equal to 1.5% of the gross proceeds from the Offering. Terra Income Advisors will bear all organization and offering expenses in excess of this amount.

The management of our investment portfolio is the responsibility of Terra Income Advisors and its executive officers. The investment committee of Terra Income Advisors will approve each new investment that we make. Our Board, including a majority of independent directors, oversees and monitors our investment performance and, beginning with the second anniversary of the date of the Investment Advisory Agreement, our Board will annually review the compensation we pay to our adviser and its performance during the preceding 12 months to determine if the compensation paid to our adviser is reasonable in relation to the nature and quality of the services performed, and that the provisions of the Investment Advisory Agreement are carried out.

ABOUT TERRA CAPITAL PARTNERS

Terra Capital Partners, the parent company of Terra Income Advisors, is a real estate finance and investment company based in New York City, and has engaged in the origination and management of debt and equity investments in approximately 300 properties of all major property types throughout the United States since it was formed in 2001 and commenced operations in 2002. These investments have been made in 34 states and have been secured by approximately 15.8 million square feet of office properties, 3.4 million square feet of retail properties, 4.2 million square feet of industrial properties, 3,731 hotel rooms and 20,648 apartment units. The value of the properties underlying these investments was approximately $6.3 billion based on appraised values as of the closing dates. Terra Capital Partners and its affiliates have originated all the loans on approximately 300 properties with an approximate value of $5 billion held by its previous affiliated funds, which are described below in “Terra Private Funds,” and have suffered no monetary defaults or foreclosures on these loans. As of the date of this Form 10-K, Terra Capital Partners and its affiliates employed 33 persons.

Terra Capital Partners is led by the chairman of our Board, Simon J. Mildé, and our chief executive officer, Bruce D. Batkin, and employs a team of highly experienced real estate, finance and securities professionals with an average of over 25 years experience in global real estate transactions. The management of Terra Capital Partners has broad-based, long-term relationships with major financial institutions, property owners and commercial real estate service providers. The Terra Capital Partners management personnel have worked together as a team engaged in the business of making investments in commercial real estate loans, preferred equity investments and certain real estate-related debt securities of private companies for approximately ten years, building on their prior experience in commercial real estate investment, finance, development and asset management with many of the top international real estate and investment banking firms, including Jones Lang Wootton (formerly Jones Lang LaSalle Incorporated and now JLL), Merrill Lynch & Co., Inc., Donaldson, Lufkin and Jenrette Securities Corporation (now Credit Suisse (USA) Inc.) and ABN Amro Bank N.V. We believe that the active and substantial ongoing participation of Terra Capital Partners in the real estate finance market, and the depth of experience and disciplined investment approach of its management team will allow Terra Income Advisors to successfully execute our investment strategy.

ABOUT TERRA PRIVATE FUNDS

Through its affiliates, Terra Capital Partners has managed the operations of multiple private real estate investment funds, which we refer to collectively as the Terra private funds, which were formed to originate, acquire and manage real estate-related loans, including mezzanine loans, first and second mortgage loans, subordinated mortgage loans, bridge loans, preferred equity investments and other loans related to high quality commercial real estate in the United States.

Terra Capital Partners was formed in 2001 and commenced operations in 2002 and acted as investment manager for the first Terra private fund in 2003. As a result, Terra Capital Partners has extensive experience in originating, acquiring and managing investments of the type we intend to make, in all types of real estate financial markets and all phases of the economic cycle. We intend to capitalize on the expertise that Terra Capital Partners has developed during economic expansions, peaks, contractions, troughs and recoveries. We will rely on the experience that its management has in determining when to enter and exit certain real estate-related investments based on market and economic conditions and future economic prospects.

The Terra private funds may be categorized as the pre-2007 Terra private funds and post-2007 Terra private funds. The post-2007 Terra private funds are Terra Secured Income Fund, LLC, Terra Secured Income Fund 2, LLC, Terra Secured Income Fund 3, LLC, Terra Secured Income Fund 4, LLC, Terra Secured Income Fund 5, LLC and Terra Secured Income Fund 5 International (collectively, the “Terra Income Funds”).

INVESTMENT OBJECTIVES AND STRATEGY

Our primary investment objectives are to pay attractive and stable cash distributions and to preserve, protect and return capital contributions to stockholders. Our investment strategy is to use substantially all of the proceeds of the Offering to originate and manage a diversified portfolio consisting of (1) commercial real estate loans to U.S. companies qualifying as “eligible portfolio companies” under the 1940 Act, including mezzanine loans, first and second lien mortgage loans, subordinated mortgage loans, bridge loans and other commercial real estate-related loans related to or secured by high quality commercial real estate in the United States and (2) preferred equity real estate investments in U.S. companies qualifying as “eligible portfolio companies” under the 1940 Act. We may also purchase select commercial real estate-related debt securities, such as commercial mortgage-backed securities or collateralized debt obligations; provided, however, that we will select all investments after considering its ability to qualify to be taxed as a RIC.

We will seek to structure, acquire and maintain a portfolio of investments that generate a stable income stream to enable us to pay attractive and consistent cash distributions to our stockholders. We intend to directly structure, underwrite and originate most of our investments, as we believe that doing so will provide us with the best opportunity to invest in loans that satisfy our standards, establish a direct relationship with the borrower and optimize the terms of our investments; however, we may acquire existing loans from the originating lender should our adviser determine such an investment is in our best interest. We may hold our investments until their scheduled maturity dates or may sell them if we are able to command favorable terms for their disposition. We may also seek to realize growth in the value of our investments by timing their sale to maximize value. We believe that our investment strategy will allow us to pay attractive and stable cash distributions to our stockholders and to preserve, protect and return our stockholders’ capital contributions, consistent with our investment objectives.

Terra Income Advisors’ management team has extensive experience in originating, acquiring, structuring, managing and disposing of real estate-related loans similar to the types of loans in which we intend to invest. In order to meet our investment objectives, we will generally seek to follow the following investment criteria:

•	focus primarily on the origination of new loans;
•	focus on loans backed by properties in the United States;
•	invest primarily in fixed rate rather than floating rate loans, but we reserve the right to make debt investments that will bear interest at a floating rate;
•	invest in loans expected to be repaid within one to five years;
•	maximize current income;
•	lend to creditworthy borrowers;
•	lend on properties that are expected to generate sustainable cash flow;
•	maximize diversification by property type, geographic location, tenancy and borrower;
•	source off-market transactions; and
•	hold investments until maturity unless, in our adviser’s judgment, market conditions warrant earlier disposition.

While we expect that the size of each of our investments will generally range between $3 million and $20 million, our investments will ultimately be at the discretion Terra Income Advisors, subject to oversight by our Board. Prior to raising substantial capital, we may make smaller investments and invest a larger portion of our capital base in cash and cash items (including receivables) and U.S. government securities to enable us to acquire assets that meet our desired investment profile and to meet certain RIC qualification requirements under the Code.

To enhance our returns, we intend to employ leverage as market conditions permit and at the discretion of our Terra Income Advisors, but in no event will leverage employed exceed 50% of the value of our assets, as required by the 1940 Act. See “Item 1A. Risk Factors — Risks Related to Debt Financing” for a discussion of the risks inherent in employing leverage.

BUSINESS STRATEGY

In executing our business strategy, we believe that we will benefit from Terra Income Advisors’ affiliation with Terra Capital Partners, given its strong track record and extensive experience and capabilities as real estate investment manager and sponsor of the Terra Income Funds. We believe the following core strengths will enable us to realize our investment objectives and provide us with significant competitive advantages in the marketplace, and attractive risk-adjusted returns to our stockholders:

Significant Experience of Our Management Team

Terra Capital Partners has a highly experienced management team with extensive expertise in investment, financing and managing commercial real estate loans and related investments, including mortgages. Each of the members of our senior management team, which includes Messrs. Mildé and Batkin, the co-founders of Terra Capital Partners, has over 25 years in the commercial real estate investment industry with significant experience in managing mortgage-related assets in favorable and unfavorable economic cycles. We believe our business will benefit from the knowledge and industry contacts these experienced and sophisticated executives have gained through numerous business cycles and investment conditions.

Significant Experience of Terra Capital Partners

Terra Capital Partners provides Terra Income Advisors with many of its key investment personnel. Terra Capital Partners has developed a reputation within the commercial real estate loan investment industry as a leading, sophisticated real estate investment and asset management company with a strong track record in underwriting and managing approximately $6.2 billion in commercial real estate and real estate-related loans, preferred equity investments and investments with similar characteristics that meet the attributes of the assets that we intend to acquire. We believe we will benefit from the depth and disciplined approach Terra Capital Partners brings to its underwriting and investment management processes to structure and manage investments prudently.

Disciplined Investment Process

We will follow a disciplined investment origination, underwriting and selection process. We will follow an investment approach focused on long-term credit performance and capital protection. This investment approach involves a multi-phase evaluation, structuring and monitoring process for each potential investment opportunity. After investment, our management team focuses on a thorough review of our investments for potential credit quality deterioration and potential proactive steps, including making available significant managerial assistance as required by the 1940 Act, to mitigate any losses to our invested capital. We believe this approach will maximize current income and minimize capital loss. Considering the significant opportunities available in the assets we intend to acquire, we believe that we can be selective with regard to evaluation of our potential portfolio companies and partners to make those investments that we deem to be the most attractive.

Portfolio Construction

We intend to construct a portfolio that is diversified by property type, geographic location and borrower. Although we expect to hold our assets for the duration of the expected five-year term of our company, we may decide to sell assets prior to the end of the term in order to maximize stockholder returns.

We will construct our portfolio based on our evaluation of the impact of each potential investment on the risk/reward mix in our existing portfolio. By selecting those assets that we believe will maximize stockholder returns while minimizing investment-specific risk, we believe we can build and manage an investment portfolio that provides superior value to stockholders over time, both in absolute terms and relative to other commercial real estate loan and real estate-related investment vehicles.

Superior Analytical Tools

We believe that our management team possesses the superior analytical tools to evaluate each potential investment through the balanced use of qualitative and quantitative analysis, which helps us manage risk on an individual investment and portfolio basis. We rely on a variety of analytical tools and models to assess our investments and risk management. We also conduct an extensive evaluation of the numerous factors that affect our potential investments. These factors include:

•	Top-down review of both the current macroeconomic environment generally and the real estate and commercial real estate loan market specifically;
•	Detailed evaluation of the real estate industry and its sectors;
•	Bottom-up review of each individual investment’s attributes and risk/reward profile relative to the macroeconomic environment;
•	Quantitative cash flow analysis and impact of the potential investment on our portfolio; and
•	Ongoing management and monitoring of all investments to assess changing conditions on our original investment assumptions.

Extensive Strategic Relationships

Our management team maintains extensive relationships within the real estate industry, including real estate developers, institutional real estate sponsors and investors, real estate funds, investment and commercial banks, private equity funds, asset originators and broker-dealers, as well as the capital and financing markets generally. We believe these relationships enhance our ability to source and finance our investments as well as mitigate their credit and interest rate risk. We intend to leverage the many years of experience and well-established contacts of our management team, and to use these relationships for the benefit of our stockholders.

MARKET OPPORTUNITY

General

Commercial real estate is a capital-intensive business that relies heavily on the availability of credit to develop, acquire, maintain and refinance commercial properties. The turmoil in the U.S. mortgage market that commenced in 2008 has diminished the availability of credit for commercial real estate from traditional providers of capital to commercial real estate borrowers. Although credit availability has increased over the past several years, we believe that a more risk-averse credit culture, tighter underwriting standards, changes in the regulatory environment and the high number of existing loans on overleveraged properties, many of which were acquired at premium prices prior to the 2008 downturn, will continue to constrain the lending capacity of large commercial banks and traditional providers of capital. Many of these pre-2008 loans have ten-year terms, creating an impending “wall” of maturities that must be refinanced or repaid in the coming years. In the face of this constrained lending capacity, a large volume of commercial real estate loans originated at the market peak will mature over the next several years. The confluence of these two conditions — reduced lending by traditional lenders and an increased volume of maturing loans requiring refinancing proceeds —  has created opportunities for alternative lenders like us.

Those financial institutions still willing to provide capital may not provide sufficient proceeds to meet borrowers’ needs, and many loans that previously would have been provided by a single lender often will require multiple lenders. This provides us, as an alternative lender, with an immediate opportunity to augment loans provided by traditional lenders with subordinated debt and preferred equity — often at lower property valuations, lower loan-to-value ratios and higher returns than prior to the economic crisis. We believe this opportunity will continue for the foreseeable future.

Reductions in the supply of traditional commercial real estate loans, along with the failures or retrenchment of many banks and financial institutions that historically satisfied much of the demand for debt financing, as well as current lending practices that are more conservative than those prevailing prior to the economic crisis (despite the recovery in real estate fundamentals), have created a compelling opportunity to originate attractively structured and priced commercial real estate financing.

Mezzanine loans and preferred equity investments today are financing portions of the real estate capital structure previously funded by lower cost senior mortgage financing. Mezzanine loans generally take the form of a subordinated loan secured by a pledge of the ownership interests of an entity that owns commercial real estate, and generally finance the acquisition, refinancing, rehabilitation or construction of commercial real estate. These loans are subordinate to both first and subordinated mortgage loans but provide the potential for superior risk-adjusted returns. Mezzanine loans may be either short- or long-term and may be fixed or floating. We believe the opportunity to generate attractive risk-adjusted returns through investment in mezzanine loans and preferred equity investments as well as certain first mortgage loans and bridge loans will continue for the foreseeable future, given the prospect of impending mortgage maturities and relatively limited sources of mortgage financing.

One of our competitive advantages relative to many existing real estate investment vehicles is our management team’s sale of 100% of its investment management interests in June 2007, prior to the credit crisis. Thus, neither Terra Capital Partners nor any of its affiliates is burdened by a “pre-credit crisis legacy portfolio” of lower-return or problem assets. In comparison, management teams with a pre-credit crisis legacy portfolio are often distracted by asset management, workouts, foreclosures and litigation. We believe this competitive advantage, along with our management team’s experience, track record, judgment and capabilities, will facilitate our ability to execute our investment strategy and benefit from the current market opportunities.

TARGETED INVESTMENTS

Commercial Real Estate-Related Loans

We intend to originate and manage mezzanine loans, first and second lien mortgage loans, subordinated mortgage loans, bridge loans and other commercial real estate-related loans, including loans related to or secured by high quality commercial real estate in the United States, such as office buildings, warehouses, shopping centers, apartment properties and hotels. We expect to directly structure, underwrite and originate most of our investments. By originating loans directly, we will be able to structure and underwrite loans that satisfy our standards, establish a direct relationship with the borrower and optimize the terms of our investments. We will use conservative underwriting criteria, and our underwriting process will involve comprehensive financial, structural, operational and legal due diligence to assess the risks of investments so that we can optimize pricing and structuring. We expect that most of our loans will have maturities of five years or less, and we will limit those loans with maturities longer than five years to those that we believe are relatively liquid. Unlike the residential loan market, the commercial real estate-related loan market is not supported by governmental or government-sponsored agencies, making borrowers heavily dependent on banks or alternative providers of capitals such as us. As a result, we believe there will be sufficient demand for the capital we can provide to produce favorable risk-adjusted returns for our stockholders.

Mezzanine Loans

When commercial banks or other alternative commercial real estate lenders provide capital for a senior loan, they, or borrowers directly, may seek a lender to provide an additional layer of financing known as a mezzanine loan. This loan is junior to the senior mortgage loan in terms of priority but may have other liens subordinate to it. Terra Capital Partners specializes in providing this type of financing to creditworthy borrowers and as a means of augmenting the senior commercial real estate loan provided by a traditional commercial real estate lender. Terra Capital Partners is a preferred mezzanine lender to many traditional commercial real estate lenders because of its extensive real estate experience in the event of problems in the borrower’s operations or the underlying real estate. We intend to originate or acquire mezzanine loans backed by high quality properties in the United States that have loan-to-value ratios generally ranging from 60% to 85% and which otherwise meet our investment criteria. We may own such mezzanine loans directly or we may hold a participation in a mezzanine loan or sub-participation in a mezzanine loan. We expect to invest in both senior and junior positions in a mezzanine loan.

Preferred Equity Investments

Preferred equity investments are investments in preferred membership interests in entities that own commercial real estate and generally finance the acquisition, refinancing, rehabilitation or construction of commercial real estate. We may also participate with other entities in these investments through joint ventures, partnerships and other types of common ownership or participations, subject to the limitations imposed by the 1940 Act.

Other Commercial Real Estate-Related Debt Securities

We may also invest in commercial real estate-related debt securities such as CMBS and CDOs, as well as any other debt security that we believe will provide us with a favorable risk-adjusted return. CMBS are securities issued by a trust that evidence interests in, or are secured by, a single commercial mortgage loan or a partial or entire pool of commercial mortgage loans. CDOs are multiple class debt securities, or bonds, secured by pools of assets, such as CMBS or mezzanine loans. CDOs are typically issued in multiple tranches with varying risk/reward attributes in which some classes are subordinate to others in priority of payment. Both CMBS and CDOs are subject to all of the same risks as the underlying real estate assets.

REGULATION

We have elected to be regulated as a BDC under the 1940 Act. As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities.

“A majority of the outstanding voting securities” of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of the voting securities of such company present at a meeting if the holders of more than 50% of the company’s outstanding voting securities are present or represented by proxy; or (ii) more than 50% of the outstanding voting securities of such company.

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are the following:

1.	Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:
a.	is organized under the laws of, and has its principal place of business in, the United States;
b.	is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
c.	satisfies any of the following:
i.	does not have any class of securities that is traded on a national securities exchange;
ii.	has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;
iii.	is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company;
iv.	is a small and solvent company having total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million; or
v.	meets such other criteria as may be established by the SEC.
2.	Securities of any eligible portfolio company that we control.
3.	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
4.	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.
5.	Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.
6.	Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

Control, as defined by the 1940 Act, is presumed to exist where a BDC beneficially owns more than 25% of the outstanding voting securities of the portfolio company.

In addition, a BDC must have been organized and have its principal place of business in the U.S. and must be operated for the purpose of making investments in the types of securities in eligible portfolio companies, or in other securities that are consistent with its purpose as a BDC.

Managerial Assistance to Portfolio Companies

In order to count portfolio securities as qualifying assets for the purpose of the 70% test, we must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where we purchase such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Terra Income Advisors or its affiliates may provide such managerial assistance on our behalf to portfolio companies that request this assistance, recognizing that our involvement with each investment will vary based on factors including the size of the company, the nature of our investment, the company’s overall stage of development and our relative position in the capital structure. We may receive fees for these services.

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the asset diversification requirements in order to qualify as a RIC for U.S. income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Terra Income Advisors will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Indebtedness and Senior Securities

As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must generally make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or stock unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, See “Item 1A. Risk Factors — Risks Related to Debt Financing” and “Item 1A. Risk Factors —  Risks Related to Business Development Companies.”

Common Stock

We will generally not be able to issue and sell our common stock at a price per share, after deducting selling commissions, broker-dealer fees, and dealer manager fees, that is below our net asset value (“NAV”) per share. See “Item 1A. Risk Factors — Risk Related to Business Development Companies — Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.” We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV of our common stock if our Board determines that such sale is in our best interests and that of our stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our Board, closely approximates the market value of such securities (less any distributing commission or discount). We may generally issue new shares of our common stock at a price below NAV per share in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances, subject to applicable requirements of the 1940 Act.

Co-Investments

As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, we may be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Board who are not interested persons and, in some cases, prior approval by the SEC. Specifically, we generally are not permitted to co-invest with certain entities affiliated with Terra Income Advisors in transactions originated by Terra Income Advisors or its affiliates unless we obtain an exemptive order from the SEC or co-invest alongside Terra Income Advisors or its respective affiliates in accordance with existing regulatory guidance and the allocation policies of Terra Income Advisors and its affiliates, as applicable. However, we are permitted to, and may, co-invest in syndicated deals and secondary loan market transactions where price is the only negotiated point. We are currently seeking exemptive relief from the SEC to engage in co-investment transactions with Terra Income Advisors and its affiliates. However, there can be no assurance that we will obtain such exemptive relief. Prior to obtaining exemptive relief, we also intend to co-invest alongside Terra Income Advisors and its affiliates in accordance with existing regulatory guidance.

Code of Ethics

As required by the 1940 Act, we and Terra Income Advisors have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that, among other things, establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements.

Compliance Policies and Procedures

As a BDC, we and Terra Income Advisors have each adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation. Our chief compliance officer and the chief compliance officer of Terra Income Advisors are responsible for administering these policies and procedures.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to Terra Income Advisors. The proxy voting policies and procedures of Terra Income Advisors are set forth below. The guidelines are reviewed periodically by Terra Income Advisors and our non-interested directors, and, accordingly, are subject to change. For purposes of these Proxy Voting Policies and Procedures described below, “we” “our” and “us” refers to Terra Income Advisors.

Proxy Policies

As an investment adviser registered under the Advisers Act, we have a fiduciary duty to act solely in the best interests of our clients. As part of this duty, we recognize that we must vote client securities in a timely manner free of conflicts of interest and in the best interests of our clients.

These policies and procedures for voting proxies for our investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

We vote proxies relating to our portfolio securities in the best interests of our clients’ stockholders. We review on a case-by-case basis each proposal submitted to a stockholder vote to determine its impact on the portfolio securities held by our clients. Although we generally vote against proposals that may have a negative impact on our clients’ portfolio securities, we may vote for such a proposal if there exist compelling long-term reasons to do so.

Our proxy voting decisions are made by the senior officers who are responsible for monitoring each of our client’s investments. To ensure that our vote is not the product of a conflict of interest, we require that: (i) anyone involved in the decision making process disclose to our Chief Compliance Officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (ii) employees involved in the decision making process or vote administration are prohibited from revealing how we intend to vote on a proposal in order to reduce any attempted influence from interested parties.

Proxy Voting Records

Investors may obtain information, without charge, regarding how Terra Income Advisors voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, Michael S. Cardello.

Other

As a BDC, we will be periodically examined by the SEC for compliance with applicable securities laws and related regulations.

We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

Available Information

We are required to file with or submit to the SEC annual, quarterly and current reports, proxy statements and other information meeting the informational requirements of the Exchange Act. We maintain a website at http://www.terrfund6.com, on which we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on our website is not incorporated by reference into this annual report on Form 10-K and investors should not consider information contained on our website to be part of this annual report on Form 10-K or any other report we file with the SEC. Investors may also inspect and copy these reports, proxy statements and other information, as well as our registration statement and related exhibits and schedules, at the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C. 20549. Investors may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. The SEC maintains an Internet site that contains reports, proxy and information statements and other information filed electronically by us with the SEC, which are available on the SEC’s website at www.sec.gov. Copies of these reports, proxy and information statements and other information may be obtained, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a number of significant risks. In addition to the other information contained in this Form 10-K, investors should consider carefully the following information before making an investment in our common stock. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, the NAV of our common stock could decline, and investors may lose all or part of their investment.

Risks Related to an Investment in Our Common Stock

Investors will not know the purchase price per share at the time they submit their subscription agreements and could receive fewer shares of common stock than anticipated if our Board determines to increase the offering price to comply with the requirement that we avoid selling shares below NAV per share.

The purchase price for our shares will be determined at each semi-monthly closing date to ensure that the sales price, after deducting selling commissions, broker-dealer fees, and dealer manager fees, is equal to or greater than the NAV of our shares. As a result, in the event of an increase in our NAV per share, the purchase price may be higher than the prior semi-monthly closing price per share, and therefore an investor may receive a smaller number of shares than if he or she had subscribed at the prior semi-monthly closing price.

We are a new company and have limited operating history.

We were formed on May 15, 2013 and commenced operations on June 24, 2015, upon the raising of gross proceeds in excess of $2,000,000 from sale of shares of our common stock in the Offering, including sales to persons who are affiliated with us or Terra Income Advisors (the “Minimum Offering Requirement”). We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objectives and that the value of our common stock could decline substantially.

As a new company, the Offering may be deemed to be a “blind pool” offering. An investor may not have the opportunity to evaluate historical data or assess future investments prior to purchasing our shares.

Investors will not be able to evaluate the economic merits, transaction terms or other financial or operational data concerning future investments we make using the proceeds from the Offering prior to making a decision to purchase our shares. Investors must rely on Terra Income Advisors to implement our investment policies, to evaluate our investment opportunities and to structure the terms of our investments rather than evaluating our investments in advance of purchasing shares of our common stock. Because investors are not able to evaluate all of our investments in advance of purchasing our shares, the Offering may entail more risk than other types of offerings. This additional risk may hinder investors’ ability to achieve their own personal investment objectives related to portfolio diversification, risk-adjusted investment returns and other objectives.

The Offering is a “best efforts” offering, and if we are unable to raise substantial funds, we will be limited in the number and type of investments we may make, and the value of investors’ investment in us may be reduced in the event our assets under-perform.

The Offering is being made on a best efforts basis, whereby our dealer manager and broker-dealers participating in the Offering are only required to use their best efforts to sell our shares and have no firm commitment or obligation to purchase any of the shares. To the extent that less than the maximum number of shares is subscribed for, the opportunity for the allocation of our investments among various issuers may be decreased, and the returns achieved on those investments may be reduced as a result of allocating all of our expenses over a smaller capital base.

Our shares are not listed on an exchange or quoted through a quotation system, and will not be for the foreseeable future, if ever. Therefore, it is unlikely that investors will be able to sell them and, if they are able to do so, it is unlikely that they will receive a full return of their invested capital.

Our shares are illiquid, and as such there is no secondary market and it is not expected that any will develop in the foreseeable future. Our offering period may extend for an indefinite period, and during that time investors will have limited ability to sell their shares. Therefore, an investment in our shares is not suitable for investors who expect to require short-term liquidity from their investments.

Prior to the return of our stockholders’ capital contributions following repayment of our investments or, in the alternative, the completion of a liquidity event, our share repurchase program may provide a limited opportunity for investors, the return of our stockholders’ capital contributions, subject to certain restrictions and limitations, at a price which may reflect a discount from the purchase price paid for the shares being repurchased.

We are not obligated to provide liquidity to our stockholders by a finite date, either from the repayment to us of our debt investments within a reasonable period of time subsequent to the termination of the Offering or from a liquidity event; therefore, it will be difficult for an investor to sell his or her shares.

We are not obligated to provide liquidity to our stockholders by a finite date, either from the repayment to us of our debt investments within a reasonable period of time subsequent to the termination of the Offering, or from a liquidity event. A liquidity event could include (1) a listing of our shares on a national securities exchange, (2) the sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation or (3) a merger or another transaction approved by our Board in which our stockholders receive cash or shares of a publicly traded company. However, there can be no assurance that we will return our stockholders’ capital contributions by a specified date following either the repayment to us of our debt investments or the completion of a liquidity event. In such event, the liquidity for an investor’s shares will be limited to our share repurchase program, which we have no obligation to maintain.

The dealer manager in the Offering may be unable to sell a sufficient number of shares for us to achieve our investment objectives.

The dealer manager for the Offering is Terra Capital Markets. There is no assurance that it will be able to sell a sufficient number of shares to allow us to have adequate funds to originate a portfolio of investments and generate income sufficient to cover our expenses. As a result, we may be unable to achieve our investment objectives and investors could lose some or all of the value of their investment.

Because our dealer manager is one of our affiliates, investors will not have the benefit of an independent due diligence review of us, which is customarily performed in firm commitment offerings; the absence of an independent due diligence review increases the risks and uncertainty investors face as a stockholder.

Our dealer manager is one of our affiliates. As a result, its due diligence review and investigation of us and this Form 10-K cannot be considered to be an independent review. Therefore, investors do not have the benefit of an independent review and investigation of the Offering of the type normally performed by an unaffiliated, independent underwriter in a firm commitment public securities offering.

Our ability to conduct the Offering successfully depends, in part, on the ability of the dealer manager to establish, operate and maintain a network of broker-dealers.

The success of the Offering, and correspondingly our ability to implement our business strategy, depends upon the ability of the dealer manager to establish, operate and maintain a network of licensed securities broker-dealers and other agents to sell our shares. If the dealer manager fails to perform, we may not be able to raise adequate proceeds through the Offering to implement our investment strategy. If we are unsuccessful in implementing our investment strategy, investors could lose all or a part of their investment.

We intend to offer to repurchase shares on a quarterly basis pursuant to our share repurchase program. Only a limited number of shares may be repurchased, however, and, to the extent investors are able to sell their shares under our share repurchase program, they may not be able to recover the amount of their investment in those shares.

We intend to conduct tender offers to allow investors to tender their shares on a quarterly basis at a price equal to 90% of our public offering price in effect on the date of repurchase. The share repurchase program includes numerous restrictions that limit investors’ ability to sell their shares. We intend to limit the number of shares repurchased pursuant to our share repurchase program as follows: (1) we currently intend to limit the number of shares to be repurchased during any calendar year to the number of shares we can repurchase with the proceeds we receive from the sale of shares of our common stock under our distribution reinvestment plan, although at the discretion of our Board, we may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase shares; (2) we intend to limit the number of shares to be repurchased in any calendar quarter to 2.5% of the weighted average number of shares outstanding in the prior calendar year, or 10% in each calendar year (though the actual number of shares that we offer to repurchase may be less in light of the limitations noted above); (3) unless an investor tenders all of his or her shares, he or she must tender at least 25% of the number of shares he or she has purchased and must maintain a minimum balance of $5,000 subsequent to submitting a portion of his or her shares for repurchase by us; and (4) to the extent that the number of shares tendered for repurchase exceeds the number of shares that we are able to purchase, we will repurchase shares on a pro rata basis, not on a first-come, first-served basis. Further, we will have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under federal law or Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. Any of the foregoing limitations may prevent us from accommodating all repurchase requests made in any year.

In addition, our Board may amend, suspend or terminate the share repurchase program upon 30 days’ notice. We will notify each investor of such developments (1) in our quarterly reports or (2) by means of a separate mailing to each investor, accompanied by disclosure in a current or periodic report under the Exchange Act. In addition, although we have adopted a share repurchase program, we have discretion to not repurchase any investor’s shares, to suspend the share repurchase program and to cease repurchases. This may occur, for example, if we are unable to raise a sufficient amount of capital in the Offering. Further, the share repurchase program has many limitations and should not be relied upon as a method to sell shares promptly or at a desired price.

The timing of our repurchase offers pursuant to our share repurchase program may be disadvantageous to our stockholders.

When we make quarterly repurchase offers pursuant to our share repurchase program, we may offer to repurchase shares at a price that is lower than the price that investors paid for shares in the Offering. As a result, to the extent investors have the ability to sell their shares to us as part of our share repurchase program, the price at which an investor may sell shares, which we expect will be 90% of the offering price in effect on the date of repurchase, may be lower than what an investor paid in connection with the purchase of shares in the Offering.

In addition, in the event an investor chooses to participate in our share repurchase program, the investor will be required to provide us with notice of intent to participate prior to knowing what the repurchase price will be on the repurchase date. Although an investor will have the ability to withdraw a repurchase request prior to the repurchase date, to the extent an investor seeks to sell shares to us as part of our share repurchase program, the investor will be required to do so without knowledge of what the repurchase price of our shares will be on the repurchase date.

We may be unable to invest a significant portion of the net proceeds of the Offering on acceptable terms in an acceptable timeframe.

Delays in investing the net proceeds of the Offering may impair our performance. We cannot assure investors that we will be able to identify any investments that meet our investment objectives or that any investment that we make will produce a positive return. We may be unable to invest the net proceeds of the Offering on acceptable terms within the time period that we anticipate or at all, which could harm our financial condition and operating results.

In addition, even if we are able to raise significant proceeds, we will not be permitted to use such proceeds to co-invest with certain entities affiliated with Terra Income Advisors in transactions originated by it or its affiliates unless we first obtain an exemptive order from the SEC or co-invest alongside Terra Income Advisors or its affiliates in accordance with existing regulatory guidance and the allocation policies of Terra Income Advisors and its affiliates, as applicable. We are currently seeking exemptive relief from the SEC to engage in co-investment transactions with Terra Income Advisors and its affiliates, including the Terra Income Funds; however, there can be no assurance that we will obtain such exemptive relief. Even if we do obtain such exemptive relief, the conditions imposed by the SEC in granting such an order may preclude us from transactions in which we would otherwise be entitled to engage.

Prior to investing in securities of portfolio companies, and until we have raised a sufficient amount of capital, we will invest the net proceeds of the Offering primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, which may produce returns that are significantly lower than the returns which we expect to achieve when our portfolio is fully invested in securities meeting our investment objectives. Prior to raising significant capital we may be required to keep a significant portion of the Offering proceeds in cash and cash items (including receivables) and U.S. government securities to enable us to acquire assets that meet our desired investment profile and to meet certain RIC qualification requirements. As a result, until we have raised substantial capital, each investor’s return may be lower due to the lower rates available on cash and cash items and U.S. government securities.” Therefore, any distributions that we pay while our portfolio is not fully invested in securities meeting our investment objectives may be lower than the distributions that we may be able to pay when our portfolio is fully invested in securities meeting our investment objectives and desired investment profile.

We may pay distributions from offering proceeds, borrowings or the sale of assets to the extent our cash flows from operations, net investment income or earnings are not sufficient to fund declared distributions.

We may fund distributions from the uninvested proceeds of the Offering and borrowings, and we have not established limits on the amount of funds we may use from net offering proceeds or borrowings to make any such distributions. We may pay distributions from the sale of assets to the extent distributions exceed our earnings or cash flows from operations. Distributions from the proceeds of the Offering or from borrowings could reduce the amount of capital we ultimately invest in our portfolio companies.

A stockholder’s interest in us will be diluted if we issue additional shares, which could reduce the overall value of an investment in us.

Our investors do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 500,000,000 shares of stock, par value $0.001 per share, of which 450,000,000 shares are classified as common stock and 50,000,000 shares are classified as preferred stock. Pursuant to our charter, a majority of our entire Board may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock or the number of authorized shares of stock of any class or series without stockholder approval. After an investor purchases shares, our Board may authorize us to sell additional shares in the future, issue equity interests in private offerings or issue share-based awards to our independent directors or employees of Terra Income Advisors. To the extent we issue additional equity interests after an investor purchases our shares, an investor’s percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, an investor may also experience dilution in the book value and fair value of his or her shares.

Certain provisions of our charter and bylaws, as well as provisions of the Maryland General Corporation Law, could deter takeover attempts and have an adverse impact on the value of our common stock.

The Maryland General Corporation Law, or the MGCL, and our charter and bylaws contain certain provisions that may have the effect of discouraging, delaying or making difficult a change in control of our company or the removal of our incumbent directors. We will be covered by the Business Combination Act of the MGCL, pursuant to which certain business combinations between us and an “interested stockholder” (defined generally to include any person who beneficially owns, directly or indirectly, 10% or more of the voting power of our outstanding voting stock) or an affiliate thereof are prohibited for five years and thereafter are subject to supermajority stockholder voting requirements, to the extent that such statute is not superseded by applicable requirements of the 1940 Act. However, our Board has adopted a resolution exempting from the Business Combination Act any business combination between us and any person to the extent that such business combination receives the prior approval of our Board, including a majority of our directors who are not interested persons as defined in the 1940 Act. Under the Control Share Acquisition Act of the MGCL, “control shares” acquired in a “control share acquisition” have no voting rights except to the extent approved by a vote of stockholders entitled to cast two-thirds of the votes entitled to be cast on the matter, excluding shares owned by the acquirer, by officers or by employees who are directors of the corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions by any person of shares of our common stock. The Business Combination Act (if our Board should repeal the resolution or fail to first approve a business combination) and the Control Share Acquisition Act (if we amend our bylaws to be subject to that Act) may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

In addition, at any time that we have a class of equity securities registered under the Exchange Act and we have at least three independent directors, certain provisions of the MGCL permit our Board, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement certain takeover defenses, including increasing the vote required to remove a director.

Moreover, our Board may, without stockholder action, authorize the issuance of shares of stock in one or more classes or series, including preferred stock; and our Board may, without stockholder action, amend our charter from time to time to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have authority to issue.

Our Board is also divided into three classes of directors serving staggered three-year terms, with the term of office of only one of the three classes expiring each year. The classified board provision could have the effect of making the replacement of incumbent directors more time-consuming and difficult. At least two annual meetings of stockholders, instead of one, will generally be required to effect a change in a majority of the Board. Thus, the classified board provision could increase the likelihood that incumbent directors will retain their positions.

These provisions may inhibit a change of control in circumstances that could give the holders of our common stock the opportunity to realize a premium over the value of our common stock.

Risks Related to Our Business and Structure

Our Board may change our operating policies, objectives or strategies without prior notice or stockholder approval, and the effects of such a change may be adverse.

Our Board has the authority to modify or waive our current operating policies, objectives or investment criteria and strategies without prior notice and without stockholder approval. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, NAV, operating results and the value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay you distributions and cause investors to lose all or part of their investment. Moreover, we will have significant flexibility in investing the net proceeds of the Offering and may use the net proceeds from the Offering in ways with which investors may not agree or for purposes other than those contemplated at the time of the Offering. Finally, since our shares are not expected to be listed on a national securities exchange, investors will be limited in their ability to sell their shares in response to any changes in our investment policy, operating policies, investment criteria or strategies.

Economic activity in the United States was adversely impacted by the global financial crisis of 2008 and future recessions, downturns, disruptions or instability could have a materially adverse effect on our business.

From time to time, the global capital markets may experience periods of disruption and instability, which could cause disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of U.S. and foreign governments, these events could contribute to worsening general economic conditions that materially and adversely impact the broader financial and credit markets and reduce the availability of debt and equity capital for the market as a whole and financial services firms in particular.

Beginning in the third quarter of 2007, global credit and other financial markets suffered substantial stress, volatility, illiquidity and disruption. These forces reached extraordinary levels in late 2008, resulting in the bankruptcy of, the acquisition of, or government intervention in the affairs of several major domestic and international financial institutions. In particular, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. We believe that such value declines were exacerbated by widespread forced liquidations as leveraged holders of financial assets, faced with declining prices, were compelled to sell to meet margin requirements and maintain compliance with applicable capital standards. Such forced liquidations also impaired or eliminated many investors and investment vehicles, leading to a decline in the supply of capital for investment and depressed pricing levels for many assets. These events significantly diminished overall confidence in the debt and equity markets, engendered unprecedented declines in the values of certain assets, and caused extreme economic uncertainty.

Deterioration of economic and market conditions in the future could negatively impact credit spreads as well as our ability to obtain financing, particularly from the debt markets.

Concerns over U.S. fiscal policy, as well as any further downgrade of U.S. government securities by credit rating agencies and the economic crisis in Europe, could have a material adverse effect on our business, financial condition and results of operations.

Financial markets have recently been affected by concerns over U.S. fiscal policy. Although the U.S. government passed legislation at the beginning of 2013 averting the so-called “fiscal cliff” (which, in the absence of such legislation, would have resulted in automatic tax increases and spending cuts at the end of 2012), significant uncertainty remains relating to the stability of the U.S. fiscal and budgetary policy. This uncertainty, together with the continuing U.S. debt and budget deficit concerns, as well as recent issues relating to sovereign debt conditions in Europe, continue to contribute to the possibility of additional economic slowdowns and/or credit rating downgrades. The impact of U.S. fiscal uncertainty, or any further downgrades to the U.S. government’s sovereign credit rating, or its perceived creditworthiness, or the impact of the recent crisis in Europe with respect to the ability of certain countries to continue to service their sovereign debt obligations, is inherently unpredictable and could adversely affect U.S. and global financial markets and economic conditions. In addition, any further downgrade of U.S. government securities by credit rating agencies, and/or a worsening or expansion of the recent crisis in Europe, may have an adverse impact on fixed income markets, which in turn could cause our net income to decline or have a material adverse effect on our financial condition.

If the European economic situation were to worsen, or expand to other countries within Europe, we may be subject to enhanced risk of counterparty failure as well as related problems arising from a lack of liquidity in our markets.

There can be no assurance that governmental or other measures to aid economic recovery will be effective. These developments and the government’s credit concerns in general could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, any decreased credit rating of U.S. government securities could create broader financial turmoil and uncertainty, which may exert downward pressure on the price of our shares of common stock. Continued adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

Our ability to achieve our investment objectives depends on Terra Income Advisors’ ability to manage and support our investment process. If Terra Income Advisors were to lose any members of its senior management team, our ability to achieve our investment objectives could be significantly harmed.

Since we have no employees, we depend on the investment expertise, skill and network of business contacts of Terra Income Advisors, which evaluates, negotiates, structures, executes, monitors and services our investments. Our future success depends to a significant extent on the continued service and coordination of Terra Income Advisors and its senior management team. The departure of any members of Terra Income Advisors’ senior management team could have a material adverse effect on our ability to achieve our investment objectives.

Our ability to achieve our investment objectives depends on Terra Income Advisors’ ability to identify, analyze, invest in, finance and monitor companies that meet our investment criteria. Terra Income Advisors’ capabilities in structuring the investment process, providing competent, attentive and efficient services to us, and facilitating access to financing on acceptable terms depend on the employment of investment professionals in an adequate number and of adequate sophistication to match the corresponding flow of transactions. To achieve our investment objectives, Terra Income Advisors may need to hire, train, supervise and manage new investment professionals to participate in our investment selection and monitoring process. Terra Income Advisors may not be able to find investment professionals in a timely manner or at all. Failure to support our investment process could have a material adverse effect on our business, financial condition and results of operations.

In addition, the Investment Advisory Agreement has termination provisions that allow the parties to terminate the agreements without penalty. The Investment Advisory Agreement may be terminated at any time, without penalty, by Terra Income Advisors, upon 120 days’ notice to us. The termination of this agreement may adversely impact the terms of any financing facility into which we may enter, which could have a material adverse effect on our business and financial condition.

Because our business model depends to a significant extent upon relationships with real estate and real estate-related industry participants, investment banks and commercial banks, the inability of Terra Income Advisors to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

We expect that Terra Income Advisors will depend on its relationships with real estate and real estate-related industry participants, investment banks and commercial banks, and we will rely to a significant extent upon these relationships, to provide us with potential investment opportunities. If Terra Income Advisors fails to maintain its existing relationships or develop new relationships or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom Terra Income Advisors has relationships are not obligated to provide us with investment opportunities, and therefore there is no assurance that such relationships will generate investment opportunities for us.

We may face increasing competition for investment opportunities, which could delay deployment of our capital, reduce returns and result in losses.

We compete for investments with other alternative investment funds (including real estate and real estate-related investment funds, mezzanine funds and CLO funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including assets of the type we intend to acquire. As a result of these new entrants, competition for investment opportunities in private real estate and real estate-related U.S. companies may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and demand more favorable investment terms and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss.

A significant portion of our investment portfolio is and will be recorded at fair value as determined in good faith by our Board and, as a result, there is and will be uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our Board. There is not a public market for the securities of the privately held real estate and real estate-related companies in which we invest. Many of our investments are not publicly traded or actively traded on a secondary market but are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors. As a result, we value these securities quarterly at fair value as determined in good faith by our Board.

Certain factors that may be considered in determining the fair value of our investments include dealer quotes for securities traded on the secondary market for institutional investors, the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to comparable publicly traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these non-traded securities existed. Due to this uncertainty, our fair value determinations may cause our NAV on a given date to materially understate or overstate the value that we may ultimately realize upon the sale of one or more of our investments.

There is a risk that investors in our common stock may not receive distributions or that our distributions will not grow over time.

We cannot assure investors that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. All distributions will be paid at the discretion of our Board and will depend on our earnings, our net investment income, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our Board may deem relevant from time to time. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions.

Our distribution proceeds may exceed our earnings, particularly during the period before we have substantially invested the net proceeds from the Offering. Therefore, portions of the distributions that we make may represent a return of capital to investors for tax purposes, which will lower investors’ tax basis in their shares.

In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from the proceeds of the Offering or from borrowings in anticipation of future cash flow, which may constitute a return of stockholder capital and will lower investors’ tax basis in their shares. A return of capital generally is a return of each investor’s investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with the Offering, including any fees payable to Terra Income Advisors.

If we internalize our management functions, investors’ interest in us could be diluted, and we could incur other significant costs associated with being self-managed.

Our Board may decide in the future to internalize our management functions. If we do so, we may elect to negotiate to acquire Terra Income Advisors’ assets and personnel. At this time, we cannot anticipate the form or amount of consideration or other terms relating to any such acquisition. Such consideration could take many forms, including cash payments, promissory notes and shares of our common stock. The payment of such consideration could result in dilution of your interest as a stockholder and could reduce the earnings per share attributable to your investment.

In addition, while we would no longer bear the costs of the various fees and expenses we expect to pay to Terra Income Advisors under the Investment Advisory Agreement, we would incur the compensation and benefits costs of our officers and other employees and consultants that are being paid by Terra Income Advisors or its affiliates. In addition, we may issue equity awards to officers, employees and consultants. These awards would decrease net income and may further dilute your investment in us. We cannot reasonably estimate the amount of fees we would save or the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to Terra Income Advisors, our earnings per share would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders and the value of our shares. As we are currently organized, we do not have any employees. If we elect to internalize our operations, we would employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims and other employee-related liabilities and grievances.

If we internalize our management functions, we could have difficulty integrating these functions as a standalone entity. Currently, individuals employed by Terra Income Advisors and its affiliates perform asset management and general and administrative functions, including accounting and financial reporting, for multiple entities. These personnel have a great deal of know-how and experience. We may fail to properly identify the appropriate mix of personnel and capital needs to operate as a standalone entity. An inability to manage an internalization transaction effectively could thus result in our incurring excess costs and/or suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management’s attention could be diverted from effectively managing our investments.

Internalization transactions have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending such claims, which would reduce the amount of funds we have available for investment in targeted assets.

Changes in laws or regulations governing our operations or the operations of our business partners may adversely affect our business or cause us to alter our business strategy.

We and our portfolio companies are subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect. Changes in laws or regulations governing the operations of those with whom we do business, including selected broker-dealers selling our shares, could also have a material adverse effect on our business, financial condition and results of operations.

In addition, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy to avail ourselves of new or different opportunities. Such changes could result in material differences to our strategies and plans as set forth in this Form 10-K and may result in our investment focus shifting from the areas of expertise of Terra Income Advisors to other types of investments in which Terra Income Advisors may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of each investor’s investment.

We are an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements.

In April 2012, President Obama signed into law the JOBS Act. We are an “emerging growth company,” as defined in the JOBS Act, and are eligible to take advantage of certain exemptions from, or reduced disclosure obligations relating to, various reporting requirements that are normally applicable to public companies.

We could remain an “emerging growth company” for up to five years from the date of commencement of the Offering, or until the earliest of (1) the last day of the first fiscal year in which we have total annual gross revenue of $1 billion or more, (2) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of our common stock held by non-affiliates exceeds $700 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months) or (3) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

Under the JOBS Act, emerging growth companies are not required to (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, (2) comply with new requirements adopted by the Public Company Accounting Oversight Board, or the PCAOB, which require mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor must provide additional information about the audit and the issuer’s financial statements, (3) comply with new audit rules adopted by the PCAOB after April 5, 2012 (unless the SEC determines otherwise), (4) provide certain disclosures relating to executive compensation generally required for larger public companies or (5) hold stockholder advisory votes on executive compensation. We have not yet made a decision as to whether to take advantage of any or all of the

JOBS Act exemptions that are applicable to us. If we do take advantage of any of these exemptions, we do not know if some investors will find our common stock less attractive as a result.

Additionally, the JOBS Act provides that an “emerging growth company” may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. This means that an “emerging growth company” can delay adopting certain accounting standards until such standards are otherwise applicable to private companies. However, we are electing to “opt out” of such extended transition period, and will therefore comply with new or revised accounting standards on the applicable dates on which the adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of such extended transition period for compliance with new or revised accounting standards is irrevocable.

As a public company, we are subject to regulations not applicable to private companies, such as provisions of the Sarbanes-Oxley Act. Efforts to comply with such regulations involves significant expenditures, and non-compliance with such regulations may adversely affect us.

As a public company, we are subject to regulations not applicable to private companies, including provisions of the Sarbanes-Oxley Act and the related rules and regulations promulgated by the SEC. Beginning with our fiscal year ending September 30, 2017, our management will be required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and rules and regulations of the SEC thereunder. We will be required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis, to evaluate and disclose changes in our internal control over financial reporting. As a newly formed company, developing an effective system of internal controls may require significant expenditures, which may negatively impact our financial performance and our ability to make distributions. This process diverts management’s time and attention. We cannot be certain as to the timing of the completion of our evaluation, testing and remediation actions or the impact of the same on our operations, and we may not be able to ensure that the process is effective or that our internal control over financial reporting is or will be effective in a timely manner. In the event that we are unable to develop or maintain an effective system of internal controls and maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

The impact of financial reform legislation and recent legislation promulgated thereunder on us is uncertain.

In light of recent conditions in the U.S. and global financial markets and the U.S. and global economy, legislators, the presidential administration and regulators have increased their focus on the regulation of the financial services industry. The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, institutes a wide range of reforms that will have an impact on all financial institutions. Many of the requirements called for in the Dodd-Frank Act will be implemented over time, most of which will be subject to implementing regulations over the course of several years. Many of these regulations have yet to be promulgated or are only recently promulgated. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full impact such requirements will have on our business, results of operations or financial condition is unclear. The changes resulting from the Dodd-Frank Act may require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements. Failure to comply with any such laws, regulations or principles, or changes thereto, may negatively impact our business, results of operations and financial condition. While we cannot predict what effect any changes in the laws or regulations or their interpretations would have on us as a result of the Dodd-Frank Act, these changes could be materially adverse to us and our stockholders.

We may experience fluctuations in our quarterly results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable on the debt securities we acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods.

Risks Related to Terra Income Advisors and Its Affiliates

We are the first publicly registered investment program sponsored by Terra Capital Partners and its affiliates, and therefore investors should not assume that the prior performance of any Terra private funds will be indicative of our future performance, or that our officers’ experience in managing those Terra private funds will be indicative of their ability to manage a publicly registered company. In addition, Terra Income Advisors has no prior experience managing a BDC or a RIC. Therefore investors should not assume that their experience in managing private investment programs will be indicative of their ability to comply with BDC and RIC election requirements.

We are the first publicly registered investment program sponsored by Terra Capital Partners and its affiliates. Because previous programs and investments sponsored by Terra Capital Partners or its affiliates were not publicly registered, those previous programs, including the Terra private funds, were not subject to the same limitations, restrictions and regulations to which we will be subject. Our officers have never operated a publicly registered investment program before. Operation as a publicly registered program under the Securities Act and the Exchange Act imposes a number of disclosure requirements and obligations, including among other things:

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations from those of the Terra Income Funds;
•	disclosure requirements with respect to investment activities, which are publicly available to our competitors;
•	requirements with respect to implementation of disclosure controls and procedures over financial reporting;
•	preparation of annual, quarterly and current reports in compliance with SEC requirements and to be filed with the SEC and made publicly available; and
•	additional liabilities imposed on our directors and officers regarding certifications and disclosures made in periodic reports and filings made with the SEC.

In addition, the costs associated with registration as a public company and compliance with such restrictions could be substantial. These costs will reduce the amount available for distribution to our investors. In addition, these requirements would require a substantial amount of time on the part of Terra Income Advisors and its affiliates, thereby decreasing the time they spend actively managing our investments. As a result, investors should not assume that the prior performance of those programs will be indicative of our future performance, or that our officers’ experience in managing those Terra private funds will be indicative of their ability to manage a publicly registered company.

Those private funds, including the Terra Income Funds, did not elect to be treated as BDCs or to be taxed as RICs, and were therefore not subject to the investment restrictions imposed by the 1940 Act or the Code, respectively. The 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to the other types of investment vehicles. For example, under the 1940 Act, BDCs are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private or thinly traded public companies. Moreover, qualification for RIC tax treatment under Subchapter M of the Code requires satisfaction of source-of-income, diversification and other requirements. The failure to comply with these provisions in a timely manner could prevent us from qualifying as a BDC or a RIC or could force us to pay unexpected taxes and penalties, which could be material. Terra Income Advisors’ limited experience in managing a portfolio of assets under such constraints may hinder its ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objectives. The Terra Income Funds also were not subject to the distribution requirements imposed by the Code; thus, Terra Capital Advisors and Terra Capital Advisors 2, the managers of the Terra Income Funds, had greater flexibility in making investment and asset allocation decisions on behalf of the Terra Income Funds.

Terra Income Advisors’ management team consists of the same personnel that form the operations team of the managers of the Terra Income Funds. Terra Income Advisors has no prior experience managing a BDC or a RIC. Therefore, Terra Income Advisors may not be able to successfully operate our business or achieve our investment objectives. As a result, an investment in our shares of common stock may entail more risk than the shares of common stock of a comparable company with a substantial operating history.

Terra Income Advisors and its affiliates, including our officers and some of our directors, face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in actions that are not in the best interests of our stockholders.

Terra Income Advisors and its affiliates receive substantial fees from us in return for their services, and these fees could influence the advice provided to us. Among other matters, the compensation arrangements could affect their judgment with respect to public offerings of equity by us, which allow the dealer manager to earn additional dealer manager fees and Terra Income Advisors to earn increased asset management fees. In addition, the decision to utilize leverage will increase our assets and, as a result, will increase the amount of management fees payable to Terra Income Advisors.

We may be obligated to pay Terra Income Advisors incentive compensation even if we incur a net loss due to a decline in the value of our portfolio.

Our Investment Advisory Agreement entitles Terra Income Advisors to receive incentive compensation on income regardless of any capital losses. In such case, we may be required to pay Terra Income Advisors incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter.

Any incentive fee payable by us that relates to our net investment income may be computed and paid on income that may include interest that has been accrued but not yet received. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously included in the calculation of the incentive fee will become uncollectible. Terra Income Advisors is not under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued income that we never received as a result of a default by an entity on the obligation that resulted in the accrual of such income, and such circumstances would result in our paying an incentive fee on income we never received.

There may be conflicts of interest related to obligations Terra Income Advisors has to our affiliates and to other clients.

The members of the senior management and investment teams of Terra Income Advisors serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by the same personnel. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our stockholders. Our investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. As a result, Terra Income Advisors, its employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved. Terra Income Advisors and its employees will devote only as much of its or their time to our business as Terra Income Advisors and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.

The time and resources that individuals employed by Terra Income Advisors devote to us may be diverted, and we may face additional competition due to the fact that individuals employed by Terra Income Advisors are not prohibited from raising money for or managing another entity that makes the same types of investments that we target.

Neither Terra Income Advisors nor individuals employed by it are prohibited from raising money for and managing another investment entity that makes the same types of investments as those we target. As a result, the time and resources that these individuals may devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities. If we are able to obtain exemptive relief from the SEC, we also intend to co-invest with Terra Income Advisors and its affiliates. There is no assurance that we will obtain such relief. In the event the SEC does not grant us relief, we could be limited in our ability to invest in certain portfolio companies in which our affiliates are investing or invested.

Our incentive fee may induce Terra Income Advisors to make speculative investments.

The incentive fee payable by us to Terra Income Advisors may create an incentive for it to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable to Terra Income Advisors is determined may encourage it to use leverage to increase the return on our investments. In addition, the fact that our base management fee is payable based upon our gross assets, which would include any borrowings for investment purposes, may encourage Terra Income Advisors to use leverage to make additional investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor holders of our common stock. Such a practice could result in our investing in more speculative securities than would otherwise be in our best interests, which could result in higher investment losses, particularly during cyclical economic downturns.

Risks Related to Business Development Companies

The requirement that we invest a sufficient portion of our assets in qualifying assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in qualifying assets could result in our failure to maintain our status as a BDC.

As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of such acquisition, at least 70% of our total assets are qualifying assets. Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets. Conversely, if we fail to invest a sufficient portion of our assets in qualifying assets, we could lose our status as a BDC, which would have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making additional investments in existing portfolio companies, which could result in the dilution of our position, or could require us to dispose of investments at an inopportune time to comply with the 1940 Act. If we were forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments.

Failure to maintain our status as a BDC would reduce our operating flexibility.

If we do not remain a BDC, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions under the 1940 Act and correspondingly decrease our operating flexibility.

Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.

Because we must distribute at least 90% of our “investment company taxable income” in order to satisfy the annual distribution requirement to maintain our qualification as a RIC, we will be unable to use those funds to make new investments. As a result, we will likely need to continually raise cash or borrow to fund new investments that we would otherwise acquire using the taxable income that we are required to distribute. At times, the sources and terms of funding may not be available to us on acceptable terms, if at all.

We may issue “senior securities,” as defined in the 1940 Act, including borrowing money from banks or other financial institutions only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. Our ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. As a BDC, therefore, we intend to issue equity continuously at a rate more frequent than our privately owned competitors, which may lead to greater stockholder dilution.

We expect to borrow for investment purposes. If the value of our assets declines, we may be unable to satisfy the asset coverage test, which would prohibit us from paying distributions and could prevent us from qualifying as a RIC. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous.

Under the 1940 Act, we generally are prohibited from issuing or selling our common stock at a price per share, after deducting selling commissions, broker-dealer fees, and dealer manager fees, that is below our NAV per share, which may be a disadvantage as compared with other public companies. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current NAV of the common stock if our Board and independent directors determine that such sale is in our best interests and the best interests of our stockholders, and our stockholders as well as those stockholders that are not affiliated with us approve such sale.

Our ability to enter into transactions with our affiliates is restricted.

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent members of our Board and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we will generally be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our Board. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our Board and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company of a private equity fund managed by Terra Income Advisors without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

We are uncertain of our sources for funding our future capital needs; if we cannot obtain a sufficient amount of debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected.

The net proceeds from the sale of shares will be used for our investment opportunities, operating expenses and for payment of various fees and expenses such as base management fees, incentive fees and other fees. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require additional debt or equity financing to operate. In the event that we develop a need for additional capital in the future for investments or for any other reason, these sources of funding may not be available to us. Consequently, if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected. As a result, we would be less able to allocate our portfolio among various issuers and achieve our investment objectives, which may negatively impact our results of operations and reduce our ability to make distributions to our stockholders.

Risks Related to Our Investments

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. Therefore, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease, during these periods. Adverse economic conditions may also decrease the value of any collateral securing our secured loans. A prolonged recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income and NAV. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and harm our operating results.

A covenant breach by any of our portfolio companies may harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.

We may not realize gains from our preferred equity investments.

The preferred equity investments we make may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our preferred equity investments, and any gains that we do realize on the disposition of any preferred equity investments may not be sufficient to offset any other losses we experience.

A lack of liquidity in certain of our investments may adversely affect our business.

We invest in certain real estate and real estate-related companies whose securities are not publicly traded or actively traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors and whose securities are subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. The illiquidity of certain of our investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

We may not have the funds or ability to make additional investments in our portfolio companies.

We may not have the funds or ability to make additional investments in our portfolio companies. After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Any decisions not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful operation or may reduce the expected return on the investment.

Our real estate-related loans may be impacted by unfavorable real estate market conditions, which could decrease the value of our investments.

The real estate-related loans we make or invest in will be at risk of defaults caused by many conditions beyond our control, including local and other economic conditions affecting real estate values and interest rate levels. We do not know whether the values of the property securing the real estate-related loans will remain at the levels existing on the dates of origination of such loans. If the values of the underlying properties drop, our risk will increase and the value of our investments may decrease.

Our real estate-related loans will be subject to interest rate fluctuations that could reduce our returns as compared to market interest rates.

If we invest in fixed-rate, long-term real estate-related loans and interest rates rise, such loans could yield a return lower than then-current market rates. If interest rates decrease, we will be adversely affected to the extent that real estate-related loans are prepaid, because we may not be able to make new loans at the previously higher interest rate.

Delays in liquidating defaulted mortgage loans could reduce our investment returns.

If there are defaults under our mortgage loans, we may not be able to repossess and sell the underlying properties quickly. The resulting time delay could reduce the value of our investment in the defaulted mortgage loans. An action to foreclose on a property securing a mortgage loan is regulated by state statutes and rules and is subject to many of the delays and expenses of other lawsuits if the mortgagor raises defenses or counterclaims. In the event of default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the mortgage loan.

Returns on our real estate-related loans may be limited by regulations.

Our loan investments may be subject to regulation by federal, state and local authorities and subject to various laws and judicial and administrative decisions. We may determine not to make or invest in real estate-related loans in any jurisdiction in which we believe we have not complied in all material respects with applicable requirements. If we decide not to make or invest in real estate-related loans in several jurisdictions, it could reduce the amount of income we would otherwise receive.

Foreclosures create additional ownership risks that could adversely impact our returns on mortgage investments.

If we acquire property by foreclosure following defaults under our mortgage loans, we will have the same economic and liability risks as the previous owner.

The mezzanine loans in which we may invest would involve greater risks of loss than senior loans secured by income-producing real properties.

We may invest in mezzanine loans that take the form of subordinated loans secured by second mortgages on the underlying real property or loans secured by a pledge of the ownership interests of the entity owning the real property. These types of investments involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the real property and increasing the risk of loss of principal.

Our commercial real estate-related loans, commercial real estate-related debt securities and select commercial real estate equity investments will be subject to the risks typically associated with real estate.

Our commercial real estate-related loans, commercial real estate-related debt securities and select commercial real estate equity will generally be directly or indirectly secured by a lien on real property (or the equity interests in an entity that owns real property) that, upon the occurrence of a default on the loan, could result in our acquiring ownership of the property. We will not know whether the values of the properties ultimately securing our loans will remain at the levels existing on the dates of origination of those loans. If the values of the mortgaged properties drop, our risk will increase because of the lower value of the security associated with such loans. In this manner, real estate values could impact the values of our loan investments. Our investments in commercial real estate-related loans, commercial real estate-related debt securities and select commercial real estate equity investments (including potential investments in real property) may be similarly affected by real estate property values. Therefore, our investments will be subject to the risks typically associated with real estate.

The value of real estate may be adversely affected by a number of risks, including:

•	natural disasters such as hurricanes, earthquakes and floods;
•	acts of war or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001;

•	adverse changes in national and local economic and real estate conditions;
•	an oversupply of (or a reduction in demand for) space in the areas where particular properties are located and the attractiveness of particular properties to prospective tenants;
•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance therewith and the potential for liability under applicable laws;
•	costs of remediation and liabilities associated with environmental conditions affecting properties; and
•	the potential for uninsured or underinsured property losses.

The value of each property is affected significantly by its ability to generate cash flow and net income, which in turn depends on the amount of rental or other income that can be generated net of expenses required to be incurred with respect to the property. Many expenditures associated with properties (such as operating expenses and capital expenditures) cannot be reduced when there is a reduction in income from the properties. These factors may have a material adverse effect on the ability of our borrowers to pay their loans, as well as on the value that we can realize from assets we originate, own or acquire.

The B-Notes in which we may invest may be subject to additional risks relating to the privately negotiated structure and terms of the transaction, which may result in losses to us.

We may invest in B-Notes. A B-Note is a mortgage loan typically (i) secured by a first mortgage on a single large commercial property or group of related properties and (ii) subordinated to an A-Note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for B-Note holders after payment to the A-Note holders. Since each transaction is privately negotiated, B-Notes can vary in their structural characteristics and risks. For example, the rights of holders of B-Notes to control the process following a borrower default may be limited in certain investments. We cannot predict the terms of each B-Note investment. Further, B-Notes typically are secured by a single property, and so reflect the increased risks associated with a single property compared to a pool of properties.

Risks of cost overruns and non-completion of the construction or renovation of the properties underlying loans we make or acquire may materially adversely affect our investment.

The renovation, refurbishment or expansion by a borrower under a mortgaged or leveraged property involves risks of cost overruns and non-completion. Costs of construction or improvements to bring a property up to standards established for the market position intended for that property may exceed original estimates, possibly making a project uneconomical. Other risks may include environmental risks and construction, rehabilitation and subsequent leasing of the property not being completed on schedule. If such construction or renovation is not completed in a timely manner, or if it costs more than expected, the borrower may experience a prolonged impairment of net operating income and may not be able to make payments on our investment.

Our investments in commercial real estate-related loans are subject to changes in credit spreads.

Our investments in commercial real estate-related loans are subject to changes in credit spreads. When credit spreads widen, the economic value of such investments decrease. Even though a loan may be performing in accordance with its loan agreement and the underlying collateral has not changed, the economic value of the loan may be negatively impacted by the incremental interest foregone from the widened credit spread.

Investments in non-conforming or non-investment grade rated loans or securities involve greater risk of loss.

Some of our investments may not conform to conventional loan standards applied by traditional lenders and either will not be rated or will be rated as non-investment grade by the rating agencies. In addition, we may invest in securities that are rated below investment grade by rating agencies or that would be likely rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be difficult to value and illiquid. The non-investment grade ratings for these assets typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the properties’ underlying cash flow or other factors. As a result, these investments may have a higher risk of default and loss than investment grade-rated assets. Any loss we incur may be significant and may reduce distributions to our stockholders and adversely affect the value of our common stock.

Investments that are not U.S. government insured involve risk of loss.

We may originate and acquire uninsured loans and assets as part of our investment strategy. Such loans and assets may include mortgage loans, mezzanine loans and bridge loans. While holding such interests, we are subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. In the event of any default under loans, we bear the risk of loss of principal and nonpayment of interest and fees to the extent of any deficiency between the value of the collateral and the principal amount of the loan. To the extent we suffer such losses with respect to our investments in such loans, the value of our company and the value of our common stock may be adversely affected.

The mortgage-backed securities in which we may invest are subject to the risks of the mortgage securities market as a whole and risks of the securitization process.

The value of mortgage-backed securities may change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the mortgage securities market as a whole. Mortgage-backed securities are also subject to several risks created through the securitization process. Subordinate mortgage-backed securities are paid interest only to the extent that there are funds available to make payments. To the extent the collateral pool includes delinquent loans, there is a risk that the interest payment on subordinate mortgage-backed securities will not be fully paid. Subordinate mortgage-backed securities are also subject to greater credit risk than those mortgage-backed securities that are more highly rated.

We may invest in CMBS, including subordinate securities, which entail certain risks.

CMBS are generally securities backed by obligations (including certificates of participation in obligations) that are principally secured by mortgages on real property or interests therein having a commercial or multifamily use, such as regional malls, other retail space, office buildings, industrial or warehouse properties, hotels, apartment buildings, nursing homes and senior living centers, and may include, without limitation, CMBS conduit securities, CMBS credit tenant lease securities and CMBS large loan securities. We may invest in a variety of CMBS, including CMBS which are subject to the first risk of loss if any losses are realized on the underlying mortgage loans. CMBS entitle the holders thereof to receive payments that depend primarily on the cash flow from a specified pool of commercial or multifamily mortgage loans. Consequently, CMBS will be affected by payments, defaults, delinquencies and losses on the underlying commercial real estate-related loans, which began to increase significantly toward the end of 2008 and are expected to continue to increase. Furthermore, a weakening rental market generally, including reduced occupancy rates and reduced market rental rates, could reduce cash flow from the loan pools underlying our CMBS investments.

Additionally, CMBS are subject to particular risks, including lack of standardized terms and payment of all or substantially all of the principal only at maturity rather than regular amortization of principal. Additional risks may be presented by the type and use of a particular commercial property. Special risks are presented by hospitals, nursing homes, hospitality properties and certain other property types. Commercial property values and net operating income are subject to volatility, which may result in net operating income becoming insufficient to cover debt service on the related commercial real estate loan, particularly if the current economic environment continues to deteriorate. The repayment of loans secured by income-producing properties is typically dependent upon the successful operation of the related real estate project rather than upon the liquidation value of the underlying real estate. Furthermore, the net operating income from and value of any commercial property are subject to various risks. The exercise of remedies and successful realization of liquidation proceeds relating to CMBS may be highly dependent on the performance of the servicer or special servicer. Expenses of enforcing the underlying commercial real estate-related loans (including litigation expenses) and expenses of protecting the properties securing the commercial real estate-related loans may be substantial. Consequently, in the event of a default or loss on one or more commercial real estate-related loans contained in a securitization, we may not recover our investment.

We may invest in CDOs and such investments may involve significant risks.

We may invest in CDOs. CDOs are multiple class debt securities, or bonds, secured by pools of assets, such as mortgage-backed securities, B-Notes, mezzanine loans and credit default swaps. Like typical securities structures, in a CDO, the assets are pledged to a trustee for the benefit of the holders of the bonds. Like CMBS, CDOs are affected by payments, defaults, delinquencies and losses on the underlying commercial real estate-related loans. CDOs often have reinvestment periods that typically last for five years during which proceeds from the sale of a collateral asset may be invested in substitute collateral. Upon termination of the reinvestment period, the static pool functions very similarly to a CMBS securitization where repayment of principal allows for redemption of bonds sequentially. To the extent we invest in the equity securities of a CDO, we will be entitled to all of the income generated by the CDO after the CDO pays all of the interest due on the senior debt securities and its expenses. However, there will be little or no income or principal available to the CDO equity if defaults or losses on the underlying collateral exceed a certain amount. In that event, the value of our investment in any equity class of a CDO could decrease substantially. In addition, the equity securities of CDOs are generally illiquid and because they represent a leveraged investment in the CDO’s assets, the value of the equity securities will generally have greater fluctuations than the values of the underlying collateral.

We have no established investment criteria limiting the geographic concentration of our investments in commercial real estate-related loans, commercial real estate-related debt securities and select commercial real estate equity investments. If our investments are concentrated in an area that experiences adverse economic conditions, our investments may lose value and we may experience losses.

Certain commercial real estate-related loans, commercial real estate-related debt securities and select commercial real estate equity investments in which we invest may be secured by a single property or properties in one geographic location. Further, we intend that our secured investments will be collateralized by properties located solely in the United States. These investments may carry the risks associated with significant geographical concentration. We have not established and do not plan to establish any investment criteria to limit our exposure to these risks for future investments. As a result, properties underlying our investments may be overly concentrated in certain geographic areas, and we may experience losses as a result. A worsening of economic conditions in the geographic area in which our investments may be concentrated could have an adverse effect on our business, including reducing the demand for new financings, limiting the ability of customers to pay financed amounts and impairing the value of our collateral.

We may invest in adjustable rate mortgage loans, which may entail greater risks of default to lenders than fixed rate mortgage loans.

Adjustable rate mortgage loans may contribute to higher delinquency rates. Borrowers with adjustable rate mortgage loans may be exposed to increased monthly payments if the related mortgage interest rate adjusts upward from the initial fixed rate or a low introductory rate, as applicable, in effect during the initial period of the mortgage loan to the rate computed in accordance with the applicable index and margin. This increase in borrowers’ monthly payments, together with any increase in prevailing market interest rates, after the initial fixed rate period, may result in significantly increased monthly payments for borrowers with adjustable rate mortgage loans, which may make it more difficult for the borrowers to repay the loan or could increase the risk of default of their obligations under the loan.

Prepayments can adversely affect the yields on our investments.

Prepayments on debt instruments, where permitted under the debt documents, are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond our control, and consequently, such prepayment rates cannot be predicted with certainty. If we are unable to invest the proceeds of such prepayments received, or are forced to invest at yields lower than those on the debt instrument that was prepaid, the yield on our portfolio will decline. In addition, we may acquire assets at a discount or premium and if the asset does not repay when expected, our anticipated yield may be impacted. Under certain interest rate and prepayment scenarios we may fail to recoup fully our cost of acquisition of certain investments.

Hedging against interest rate exposure may adversely affect our earnings, limit our gains or result in losses, which could adversely affect cash available for distribution to our stockholders.

We may enter into interest rate swap agreements or pursue other interest rate hedging strategies. Our hedging activity will vary in scope based on the level of interest rates, the type of portfolio investments held, and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

•	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;
•	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;
•	the duration of the hedge may not match the duration of the related liability or asset;
•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;
•	the party owing money in the hedging transaction may default on its obligation to pay; and
•	we may purchase a hedge that turns out not to be necessary, i.e., a hedge that is out of the money.

Any hedging activity we engage in may adversely affect our earnings, which could adversely affect cash available for distribution to our stockholders. Therefore, while we may enter into such transactions to seek to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss.

Hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities and involve risks and costs.

The cost of using hedging instruments increases as the period covered by the instrument increases and during periods of rising and volatile interest rates. We may increase our hedging activity and thus increase our hedging costs during periods when interest rates are volatile or rising and hedging costs have increased. In addition, hedging instruments involve risk since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory, commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in a default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our resale commitments, if any, at the then current market price. It may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot assure investors that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

Our investments in debt securities and preferred equity securities will be subject to the specific risks relating to the particular issuer of the securities and may involve greater risk of loss than secured debt financings.

Our investments in debt securities and preferred and common equity securities involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Real estate company issuers are subject to the inherent risks associated with real estate and real estate-related investments discussed in this Form 10-K. Issuers that are debt finance companies are subject to the inherent risks associated with structured financing investments also discussed in this Form 10-K. Furthermore, debt securities and preferred and common equity securities may involve greater risk of loss than secured debt financings due to a variety of factors, including that such investments are generally unsecured and may also be subordinated to other obligations of the issuer. As a result, investments in debt securities and preferred and common equity securities are subject to risks of (i) limited liquidity in the secondary trading market, (ii) substantial market price volatility resulting from changes in prevailing interest rates, (iii) subordination to the prior claims of banks and other senior lenders to the issuer, (iv) the operation of mandatory sinking fund or call or redemption provisions during periods of declining interest rates that could cause the issuer to reinvest redemption proceeds in lower yielding assets, (v) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations and (vi) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic downturn. These risks may adversely affect the value of outstanding debt securities and preferred and common equity securities and the ability of the issuers thereof to make principal, interest and distribution payments to us.

Declines in the market values of our investments may adversely affect periodic reported results of operations and credit availability, which may reduce earnings and, in turn, cash available for distribution to our stockholders.

A decline in the market value of our assets will reduce our earnings in the period recognized and may adversely affect us particularly in instances where we have borrowed money based on the market value of those assets. If the market value of those assets declines, the lender may require us to post additional collateral to support the loan. If we were unable to post the additional collateral, we may have to sell assets at a time when we might not otherwise choose to do so. A reduction in credit available may reduce our earnings and, in turn, cash available for distribution to stockholders.

Further, credit facility providers may require us to maintain a certain amount of cash reserves or to set aside unlevered assets sufficient to maintain a specified liquidity position, which would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on equity. In the event that we are unable to meet these contractual obligations, our financial condition could deteriorate rapidly.

Market values of our investments may decline for a number of reasons, such as changes in prevailing market rates, increases in defaults, increases in voluntary prepayments for those investments that we have that are subject to prepayment risk, widening of credit spreads and downgrades of ratings of the securities by ratings agencies.

Insurance may not cover all potential losses on the mortgaged properties which may impair our security and harm the value of our assets.

We will require that each of the borrowers under our mortgage loan investments obtain comprehensive insurance covering the mortgaged property, including liability, fire and extended coverage. However, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods and hurricanes, that may be uninsurable or not economically insurable. We may not require borrowers to obtain terrorism insurance if it is deemed commercially unreasonable. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it infeasible to use insurance proceeds to replace a property if it is damaged or destroyed. Under such circumstances, the insurance proceeds, if any, might not be adequate to restore the economic value of the mortgaged property, which might impair our security and decrease the value of the property.

With respect to mortgaged properties, options and other purchase rights may affect value or hinder recovery.

A borrower under certain mortgage loans may give its tenants or another person a right of first refusal or an option to purchase all or a portion of the related mortgaged property. These rights may impede the lender’s ability to sell the related mortgaged property at foreclosure or may adversely affect the value or marketability of the property.

If we overestimate the value or income-producing ability or incorrectly price the risks of our investments, we may experience losses.

Analysis of the value or income-producing ability of a commercial property is highly subjective and may be subject to error. We value our potential investments based on yields and risks, taking into account estimated future losses on the commercial real estate-related loans and the mortgaged property included in the securitization’s pools or select commercial real estate equity investments, and the estimated impact of these losses on expected future cash flows and returns. In the event that we underestimate the risks relative to the price we pay for a particular investment, we may experience losses with respect to such investment.

The leases on the properties underlying our investments may not be renewed on favorable terms.

The properties underlying our investments could be negatively impacted by the deteriorating economic conditions and weaker rental markets. Upon expiration or earlier termination of leases on these properties, the space may not be relet or, if relet, the terms of the renewal or reletting (including the cost of required renovations or concessions to tenants) may be less favorable than current lease terms. In addition, the poor economic conditions may reduce a tenants’ ability to make rent payments under their leases. Any of these situations may result in extended periods where there is a significant decline in revenues or no revenues generated by these properties. Additionally, if market rental rates are reduced, property-level cash flows would likely be negatively affected as existing leases renew at lower rates. If the leases for these properties cannot be renewed for all or substantially all of the space at these properties, or if the rental rates upon such renewal or reletting are significantly lower than expected, the value of our investments may be adversely affected.

A borrower’s form of entity may cause special risks or hinder our recovery.

Since most of the borrowers for our commercial real estate loan investments are legal entities rather than individuals, our risk of loss may be greater than those of mortgage loans made to individuals. Unlike individuals involved in bankruptcies, most of the entities generally do not have personal assets and creditworthiness at stake. The terms of the mortgage loans generally require that the borrowers covenant to be single-purpose entities, although in some instances the borrowers are not required to observe all covenants and conditions that typically are required in order for them to be viewed under standard rating agency criteria as “single-purpose entities.”

The bankruptcy of a borrower, or a general partner or managing member of a borrower, may impair the ability of the lender to enforce its rights and remedies under the related mortgage. Borrowers that are not single-purpose entities structured to limit the possibility of becoming insolvent or bankrupt, may be more likely to become insolvent or the subject of a voluntary or involuntary bankruptcy proceeding because the borrowers may be (i) operating entities with a business distinct from the operation of the mortgaged property with the associated liabilities and risks of operating an ongoing business or (ii) individuals that have personal liabilities unrelated to the property.

We may be exposed to environmental liabilities with respect to properties to which we take title.

In the course of our business, we may take title to real estate, and, if we do take title, we could be subject to environmental liabilities with respect to these properties. In such a circumstance, we may be held liable to a governmental entity or to third parties for property damage, personal injury, and investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases, at a property. The costs associated with investigation or remediation activities could be substantial. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity and results of operations could be materially and adversely affected.

Risks Related to Debt Financing

If we borrow money, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us.

The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. If we use leverage to partially finance our investments, through borrowing from banks and other lenders, investors will experience increased risks of investing in our common stock. If the value of our assets increases, leverage would cause the NAV attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leverage would cause NAV to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock distribution payments. Leverage is generally considered a speculative investment technique. In addition, the decision to utilize leverage will increase our assets and, as a result, will increase the amount of management fees payable to Terra Income Advisors.

As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 200%. If this ratio declines below 200%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations, and may cause us to be unable to make distributions. The amount of leverage that we employ will depend on Terra Income Advisors’ and our Boards’ assessment of market and other factors at the time of any proposed borrowing.

In addition, recent legislation under consideration by the U.S. Congress proposes to decrease this asset coverage amount such that we would be able to borrow amounts greater than that currently permitted. If this legislation is enacted, we would therefore be permitted to incur leverage beyond the current limitations of the 1940 Act, which would further increase the risks of loss in the event of a decline in the value of our assets. This legislation would also increase the risks of an investment in our common stock.

Changes in interest rates may affect our cost of capital and net investment income.

Since we intend to use debt to finance investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates when we have debt outstanding, our cost of funds will increase, which could reduce our net investment income. We expect that any long-term fixed-rate investments we acquire will be financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to purchase or develop such expertise.

A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase of the amount of incentive fees payable to Terra Income Advisors with respect to pre-incentive fee net investment income.

Federal Income Tax Risks

Prior to raising significant capital, we may be required to keep a significant portion of the Offering proceeds in cash and cash items (including receivables) and U.S. government securities to enable us to acquire assets that meet our desired investment profile and to meet certain RIC qualification requirements. As a result, until we have raised substantial capital, each investor’s return may be lower due to the lower rates available on cash and cash items and U.S. government securities.

In order to qualify as a RIC, we must meet certain asset diversification requirements. Specifically, we must diversify our investments such that at the end of each quarter of our taxable year:

•	at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of such issuer (which for these purposes includes the equity securities of a “qualified publicly traded partnership”); and
•	no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of one or more “qualified publicly traded partnerships.”

We must meet these qualification requirements at the end of each quarter in each year that we elect to be taxed as a RIC.

Our desired investment size will range between $3 million and $20 million. Because we do not anticipate that our initial investments will be significantly below this range, in order to qualify to be treated as a RIC, we are required to ensure that our assets meet the asset diversification requirements set forth above. As a result, we expect that, prior to raising sufficient capital, we may be required to keep a significant portion of the proceeds of the Offering in cash and cash items and U.S. government securities. The prevailing interest rates on these investments are significantly below our desired rates of return for our stockholders and also below the “hurdle rate” required for Terra Income Advisors to earn its subordinated incentive fee on income. Because of this, until we have raised sufficient capital that will enable us to make investments meeting our desired investment profile and also meet the asset diversification and other RIC requirements, each investor’s return may be lower due to the lower rates available on cash and cash items and U.S. government securities.

We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code.

To qualify for and maintain RIC tax treatment under Subchapter M of the Code, we must meet the following annual distribution, income source and asset diversification requirements.

•	The annual distribution requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Because we may use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act and may in the future become subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.
•	The income source requirement will be satisfied if we obtain at least 90% of our income for each year from dividends, interest, gains from the sale of stock or securities and certain other sources.

•	The asset diversification requirement must be satisfied at the end of each quarter of our taxable year. At least 50% of the value of our assets must consist of cash, cash equivalents, and U.S. government securities, securities of other RICs and other securities if such securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of such issuer. In addition, no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we make preferred equity investments in partnerships or limited liability companies, such investments and the income therefrom will not be qualifying assets or income for purposes of the RIC income and asset tests unless such preferred equity investments are properly treated as loans for federal income tax purposes.

If we fail to qualify for or maintain RIC tax treatment for any reason, we will be subject to corporate income tax on our taxable income. The resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

The preferred equity investments we intend to make may make us unable to qualify as a RIC under subchapter M of the Code.

Part of our investment strategy involves investments in preferred limited liability company membership interests or partnership interests that own commercial real estate and generally finance the acquisition, rehabilitation, or construction of commercial real estate. In order to qualify as a RIC for federal income tax purposes, we must derive at least 90% of our gross income from dividends, interest, payment with respect to certain securities or foreign currencies, and certain other sources. Additionally, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities from other RICs, and other securities that do not represent 10% of the voting securities of any one issuer or more than 5% of the value of our assets. We intend to make preferred equity investments and treat them as loans for federal income tax purposes. If the preferred equity investments we make are in the form of an equity interest in a limited liability company or a partnership and such investments are treated as partnership interests for federal income tax purposes, rather than as loans, then any income derived from such investments will not be qualifying income for purposes of the RIC gross income test, and the investment will not be a qualifying asset for purposes of the RIC 50% asset test. If we are unable to qualify as a RIC for federal income tax purposes, we will be subject to corporate-level income tax, and each investor’s investment in us would be adversely impacted.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with payment-in-kind, or PIK, interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discounts and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes.

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to qualify for and maintain RIC tax treatment under Subchapter M of the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for or maintain RIC tax treatment and thus become subject to corporate-level income tax.

Investors may have current tax liability on distributions they elect to reinvest in our common stock but would not receive cash from such distributions to pay such tax liability.

If investors participate in our distribution reinvestment plan, they will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in our common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, unless an investor is a tax-exempt entity, investors may have to use funds from other sources to pay their tax liability on the value of our common stock received from the distribution.

If we do not qualify as a “publicly offered regulated investment company,” as defined in the Code, investors will be taxed as though they received a distribution of some of our expenses.

A “publicly offered regulated investment company” is a regulated investment company whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. If we are not a publicly offered regulated investment company for any period, a non-corporate stockholder’s pro rata portion of our affected expenses, including our management fees, will be treated as an additional distribution to the stockholder and will be deductible by such stockholder only to the extent permitted under the limitations described below. For non-corporate stockholders, including individuals, trusts, and estates, significant limitations generally apply to the deductibility of certain expenses of a non-publicly offered regulated investment company, including advisory fees. In particular, these expenses, referred to as miscellaneous itemized deductions, are deductible to an individual only to the extent they exceed 2% of such a stockholder’s adjusted gross income, and are not deductible for alternative minimum tax purposes. While we anticipate that we will constitute a publicly offered regulated investment company after our first tax year, there can be no assurance that we will in fact so qualify for any of our taxable years.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our administrative and principal executive offices are located at 805 Third Avenue, 8th Floor, New York, New York 10022. We believe that our office facilities are suitable and adequate for our business as it is presently conducted.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is currently no market for our common stock, and we do not expect that a market for our shares will develop in the foreseeable future. No stock has been authorized for issuance under any equity compensation plans. Under Maryland law, our stockholders generally will not be personally liable for our debts or obligations.

Set forth below is a chart describing the classes of our securities outstanding as of September 30, 2015:

(1) Title of Class	(2) Amount Authorized	(3) Amount Held by Us or for Our Account	(4) Amount Outstanding Exclusive of Amount Under Column(3)
Common Stock	450,000,000	—	926,357

As of September 30, 2015, we had issued 0.9 million shares of common stock for gross proceeds of $11.4 million, including shares pursuant to our distribution reinvestment plan (“DRIP”). As of September 30, 2015, we had 248 record holders of our common stock.

Distributions

We declared our first distribution on June 24, 2015 and have declared and paid cash distributions on a monthly basis since such time.

To maintain our RIC qualification, we must, among other things, distribute at least 90% of our net ordinary income and net short-term capital gain in excess of net long-term capital loss, if any, to our stockholders. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute, or be deemed to distribute, during each calendar year an amount at least equal to the sum of: (1) 98% of our net ordinary income for the calendar year; (2) 98.2% of our capital gain in excess of capital loss for the calendar year; and (3) any net ordinary income and net capital gain for preceding years that were not distributed during such years and on which we paid no U.S. federal income tax. We can offer no assurance that we will achieve results that will permit the payment of any distributions and, if we issue senior securities, we will be prohibited from paying distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

We have adopted an “opt in” our distribution reinvestment plan for our stockholders. As a result, if we make a cash distribution, our stockholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of our common stock. However, certain state authorities or regulators may impose restrictions from time to time that may prevent or limit a stockholder’s ability to participate in the distribution reinvestment plan.

Dividends and distributions to our stockholders will be recorded as of the record date. On June 24, 2015, our Board declared a cash distribution in an amount equal to $0.002740 per share per day, or 8.0% on an annualized basis, to be paid to holders of record as of July 20, 2015, which accrued daily from June 24, 2015, the day on which we commenced operations, through July 31, 2015, and was paid on July 31, 2015. On August 24, 2015, our Board declared a cash distribution in an amount equal to $0.002740 per share per day, or 8.0% on an annualized basis, to be paid to holders of record as of August 24, 2015, which was paid on August 31, 2015. On September 24, 2015, our Board declared a cash distribution in an amount equal to $0.002740 per share per day, or 8.0% on an annualized basis, to be paid to holders of record as of September 24, 2015, which was paid on September 30, 2015.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

On February 25, 2015, the Board determined to change the initial offering price from $10.00 per share to $12.50 per share. As a result, on February 26, 2015, the Company effected a reverse stock split to account for the change in the Company’s offering price since the initial investment by Terra Capital Partners. As such, all share references and equity transaction pricing elsewhere reflect this reverse stock split.

ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data as of and for the years ended September 30, 2015 and September 30, 2014, is derived from our financial statements which have been audited by BDO USA, LLP, our independent registered public accounting firm, as stated in their report. The data should be read in conjunction with our financial statements and notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	As of and for the year ended September 30, 2015	As of and for the year ended September 30, 2014
Statement of operations data:
Total investment income	$66,822	$—
Base management fees	30,058	—
Incentive fees	—	—
All other expenses	1,720,870	32,676
Total operating expenses	1,750,928	32,676
Less: Expense reimbursement from Adviser	1,690,300	—
Net Expenses	60,628	32,676
Net investment income (loss)	6,194	(32,676)
Net realized gain (loss) on investments	—	—
Net change in unrealized appreciation (depreciation) on investments	—	—
Net increase (decrease) in net assets resulting from operations	$6,194	$(32,676)
Per share data:
Net asset value	$10.97	$8.31
Net investment income (loss)	$0.01	$(2.94)
Net realized gain (loss) on investments	—	—
Net change in unrealized appreciation (depreciation) on investments	—	—
Net increase (decrease) in net assets resulting from operations	$0.01	$(2.94)
Distributions declared	$0.27	$—

	As of and for the year ended September 30, 2015	As of and for the year ended September 30, 2014
Balance sheet data at period end:
Investment through participation, at fair value	$2,000,000	$—
Cash and cash equivalents	8,248,797	125,000
Other assets	2,008,484	573,193
Total assets	12,257,281	698,193
Total debt	—	—
Other liabilities	2,096,209	605,869
Total liabilities	2,096,209	605,869
Total net assets	$10,161,072	$92,324
Other data:
Weighted average annualized effective yield at period end(1)	12.00%	n/a
Number of portfolio company investments at period end	1	n/a
Purchases of investments for the period	$2,000,000	n/a
Principal payments and sales of investments for the period	—	n/a

(1)	The weighted average annualized effective yield at period end is based upon the par value of our debt investments.

n/a — not applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with our audited financial statements and related notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K. In this report, “we,” “us” and “our” refer to Terra Income Fund 6, Inc.

Please see “Item 1A. Risk Factors” and “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Overview

We were incorporated under the general corporation laws of the State of Maryland on May 15, 2013 and commenced operations on June 24, 2015, upon the raising of gross proceeds in excess of the Minimum Offering Requirement. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act, and intends to be taxed for federal income tax purposes, beginning with our taxable year ended September 30, 2015, and to qualify annually thereafter, as a RIC under Subchapter M of the Code. Prior to satisfying the Minimum Offering Requirement, we have no operations except for matters relating to our organization and registration.

Our investment activities are externally managed by Terra Income Advisors and supervised by the Board, a majority of whom are independent. Under the Investment Advisory Agreement, we have agreed to pay Terra Income Advisors an annual base management fee based on our average quarterly gross assets, as well as incentive fees based on our performance. (See Related Party Transactions).

Also, we have agreed to pay selling commissions, broker-dealer fees and a dealer manager fee, and to reimburse Terra Income Advisors for our organization and offering expenses up to a maximum amount equal to 1.5% of the gross proceeds from the Offering. Terra Income Advisors will bear all organization and offering expenses in excess of this amount.

Our primary investment objectives are to pay attractive and stable cash distributions and to preserve, protect and return capital contributions to stockholders. Our investment strategy is to use substantially all of the proceeds of the Offering to originate and manage a diversified portfolio consisting of (1) commercial real estate loans to U.S. companies qualifying as “eligible portfolio companies” under the 1940 Act, including mezzanine loans, first and second lien mortgage loans, subordinated mortgage loans, bridge loans and other commercial real estate-related loans related to or secured by high quality commercial real estate in the United States and (2) preferred equity real estate investments in U.S. companies qualifying as “eligible portfolio companies” under the 1940 Act. We may also purchase select commercial real estate-related debt securities, such as commercial mortgage-backed securities or collateralized debt obligations; provided, however, that we will select all investments after considering our ability to qualify to be taxed as a RIC.

The level of our investment activity depends on many factors, including the amount of debt and equity capital available to prospective borrowers, the level of refinancing activity for such companies, the availability of credit to finance transactions, the general economic environment and the competitive environment for the types of investments we make. Based on prevailing market conditions, we anticipate that we will invest the proceeds from each subscription closing generally within 90 days of such closing. The precise timing will depend on the availability of investment opportunities that are consistent with our investment objective and strategies. Any distributions we make prior to the time that all capital raised has been deployed may be substantially lower than the distributions that we expect to pay when our portfolio is fully invested.

Our management is not aware of any material trends or uncertainties, favorable or unfavorable, which may reasonably be anticipated to have a material impact on the capital resources and the revenue or income to be derived from our assets.

Revenues

We plan to generate revenue primarily in the form of interest on the debt securities that we hold. We will make debt investments that will bear interest at fixed and floating rates. Interest on debt securities is generally payable monthly. The principal amount of the debt securities and any accrued but unpaid interest generally will become due at the maturity date. In addition, we may generate revenue in the form of exit fees payable upon repayment of the loans we hold, origination fees for loans we originate, commitment and other fees in connection with transactions. We will record prepayment premiums on loans and debt securities as interest income. Preferred returns earned on any preferred equity investments, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts.

Expenses

We expect our primary annual operating expenses to be the payment of adviser fees and reimbursement of expenses to Terra Income Advisors. We will bear other expenses, which are expected to include, among other things:

•	corporate, organizational and offering expenses relating to offerings of our common stock, subject to limitations included in the Investment Advisory Agreement;
•	the cost of calculating our NAV, including the related fees and cost of any third-party valuation services;
•	the cost of effecting sales and repurchases of shares of our common stock and other securities;
•	fees payable to third parties relating to, or associated with, monitoring our financial and legal affairs;
•	making investments and valuing investments, including fees and expenses associated with performing due diligence reviews of prospective investments;
•	interest payable on debt, if any, incurred to finance our investments;
•	transfer agent and custodial fees;
•	fees and expenses associated with marketing efforts;
•	federal and state registration fees;
•	federal, state and local taxes;
•	independent directors’ fees and expenses, including travel expenses;
•	costs of director and stockholder meetings, proxy statements, stockholders’ reports and notices;

•	costs of fidelity bonds, directors and officers/errors and omissions liability insurance and other insurance premiums;
•	direct costs, including those relating to printing of stockholder reports and advertising or sales materials, mailing and long distance telephone expenses;
•	fees and expenses associated with independent audits and outside legal costs, including compliance with the Sarbanes-Oxley Act of 2002, the 1940 Act and applicable federal and state securities laws;
•	costs associated with our chief compliance officer;
•	brokerage commissions for our investments; and
•	all other expenses incurred by us or Terra Income Advisors in connection with administering our investment portfolio, including expenses incurred by Terra Income Advisors in performing certain of its obligations under the Investment Advisory Agreement.

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

Portfolio Investment Activity for the Year Ended September 30, 2015

For the year ended September 30, 2015, we made a $2.0 million investment through a participation interest with Terra Secured Income Fund 5, LLC in a new portfolio company and had no exits or repayments, resulting in a net investment of approximately $2.0 million for the period. Our portfolio composition, based on fair value at September 30, 2015 was as follows:

	September 30, 2015
	Percentage of Total Portfolio	Weighted Average Current Yield(1)
Loan through participation interest	100.0%	12.0%
Total	100.0%	12.0%

(1)	Based upon the par value of our debt investments.

The following table shows the portfolio composition by property type grouping based on fair value at September 30, 2015:

	September 30, 2015
	Investments at Fair Value	Percentage of Total Portfolio
Land	$2,000,000	100.0%
Total	$2,000,000	100.0%

The following table presents the fair value measurements at September 30, 2015:

	September 30, 2015
	Investments at Fair Value	Percentage of Total Portfolio
Loan through participation interest	$2,000,000	100.0%
Total	$2,000,000	100.0%

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

Operating results for the years ended September 30, 2015 and 2014 are as follows:

	For the year ended September 30,
	2015	2014
Total investment income	$66,822	$—
Total operating expenses	1,750,928	32,676
Less: Expense reimbursement from Terra Income Advisors	(1,690,300)	—
Total expenses, net	60,628	32,676
Net investment income (loss)	6,194	(32,676)
Net increase (decrease) in net assets resulting from operations	$6,194	$(32,676)

Investment Income

For the year ended September 30, 2015, total investment income was $0.1 million and was attributable to a loan made for $2.0 million with an annualized interest rate of 12%.

Operating Expenses

The composition of our operating expenses for the years ended September 30, 2015 and 2014 were as follows:

	For the year ended September 30,
	2015	2014
Marketing expenses	$596,865	$—
Amortization of offering costs	383,182	—
Professional fees	378,192	—
Organizational expenses	130,464	32,676
Insurance expense	127,630	—
Directors’ fees	74,250	—
Base management fees	30,058	—
Other expenses	30,287	—
Operating expenses, before expense reimbursement	1,750,928	32,676
Expense reimbursement from Terra Income Advisors	(1,690,300)	—
Total operating expenses, net of expense reimbursement	$60,628	$32,676

For the year ended September 30, 2015, total operating expenses were approximately $1.8 million. Our primary operating expenses include marketing expenses, which include the costs of educational and training seminars and other marketing related expenses, the amortization of offering costs, base management fees, directors’ fees, insurance expense, organization expenses and professional fees.

Expense Support and Reimbursement Agreement

On June 30, 2015, the Company entered into an expense support agreement (the “Expense Support Agreement”) with Terra Income Advisors, whereby Terra Income Advisors may pay up to 100% of our costs and expenses for any period since inception, including all fees payable to the advisor pursuant to the Advisory Agreement, until we and Terra Income Advisors mutually agree otherwise. This payment (the “Expense Support Payment”) for any month shall be paid by Terra Income Advisors to us in any combination of cash or other immediately available funds, and/or offsets against amounts due from us to Terra Income Advisors. The purpose of the Expense Support Payment is to reduce offering and operating expenses until we have achieved economies of scale sufficient to ensure that we are able to bear a reasonable level of expense in relation to investment income. Operating expenses subject to the Expense Support Agreement include expenses as defined by U.S. GAAP, including, without limitation, fees payable to Terra Income Advisors and interest on indebtedness for such period, if any.

Pursuant to the terms of the Expense Support Agreement, we have agreed to reimburse Terra Income Advisors for each Expense Support Payment within three years after such Expense Support Payment is made by Terra Income Advisors. Reimbursement shall be made as promptly as possible on a date mutually agreed to by us and Terra Income Advisors (provided that (i) the operating expense ratio, defined as operating expenses excluding organization and offering expenses, base management fees, incentive fees and any interest expense attributable to indebtedness by us (“Net Operating Expenses”) expressed as a percentage of our net assets on the relevant measurement date, as of such reimbursement date is equal to or less than the operating expense ratio as of the Expense Support Payment date attributable to such specified Expense Support Payment, (ii) the annualized distribution rate as of such reimbursement date is equal to or greater than the annualized distribution rate as of the Expense Support Payment date attributable to such specified Expense Support Payment; (iii) such reimbursement date is not later than three years following such specified Expense Support Payment Date; and (iv) the Expense Support Payment does not cause our Net Operating Expenses to exceed 1.5% of our net assets attributable to common shares, after taking such reimbursement into account. Terra Income Advisors is entitled to reimbursement of all previously unreimbursed expense support payments in the event of termination of the expense support agreement.

For the year ended September 30, 2015, we recorded expense reimbursements of approximately $1.7 million on the statement of operations.

Net Realized Gains or Losses from Investments

Gains or losses on the sale of investments will be calculated by using the specific identification method. We will measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized but considering unamortized upfront fees.

There were no sales or repayments for the years ended September 30, 2015 and September 30, 2014, therefore, there were no realized gains or losses.

Net Change in Unrealized Appreciation or Depreciation on Investments

Net change in unrealized appreciation or depreciation will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses, when gains or losses are realized.

For the year ended September 30, 2015, there was no unrealized appreciation or depreciation on our investments.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the year ended September 30, 2015, we recorded a net increase in net assets resulting from operations of approximately $6 thousand. Based on the weighted average shares of common stock outstanding from June 24, 2015 (the date the Minimum Offering Requirement was met) to September 30, 2015, our per share net increase in net assets resulting from operations was $0.01. For the year ended September 30, 2014 we recorded a net decrease in net assets resulting from operations of approximately $0.03 million.

Cash Flows for the Year Ended September 30, 2015

For the year ended September 30, 2015, net cash used in operating activities was approximately $2.0 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and sales of portfolio investments, among other factors. Cash flows used in operating activities for the year ended September 30, 2015, were primarily purchases of investments totaling approximately $2.0 million, primarily offset by unsettled stock subscriptions of approximately $0.3 million.

Net cash provided by financing activities of approximately $10.1 million for the year ended September 30, 2015 primarily related to net proceeds from the issuance of common stock of approximately $11.2 million primarily offset by payments of selling commissions and dealer manager fees of approximately $0.9 million.

Capital Contribution from Terra Capital Partners

Pursuant to an initial capitalization and subsequent private placement, Terra Capital Partners had purchased an aggregate of $175,000 of shares of our common stock at $9.00 per share, which price represented the previous initial public offering price of $10.00 per share, net of selling commissions, broker-dealer fees and dealer manager fees. On February 25, 2015, the Board determined to change the initial offering price from $10.00 per share to $12.50 per share. As a result, on February 26, 2015, we effected a reverse stock split to account for the change in our offering price since the initial investment by Terra Capital Partners. On May 1, 2015, Terra Capital Partners also purchased an additional $275,000 of shares of our common stock from the Offering at $11.25 per share, also net of selling commissions, broker-dealer fees and dealer manager fees from the current offering price of $12.50 per share. As a result, gross offering proceeds of $450,000 are immediately available to us. The gross offering proceeds from Terra Capital Partners’ capital contributions have been included for purposes of determining our satisfaction of the Minimum Offering Requirement.

Financial Condition, Liquidity and Capital Resources

We will generate cash primarily from the net proceeds of the Offering and from cash flows from interest, dividends and fees earned from our investments and principal repayments and proceeds from sales of our investments. Our primary use of cash will be used for our targeted investments, payments of our expenses and cash distributions to our stockholders. Since we have met the Minimum Offering Requirement, gross subscription funds, including the proceeds raised from sales of stock to our sponsor, Terra Capital Partners, are available to us. We will sell our shares on a continuous basis at a per share price of $12.50. However, to the extent that our NAV per share increases to an amount greater than our net proceeds as stated in our final prospectus dated April 20, 2015, filed with the SEC on April 21, 2015, we will sell at a price necessary to ensure that our shares are not sold at a price, after deduction of selling commissions, broker-dealer fees and dealer manager fees, that is below NAV per share. Once we have raised gross offering proceeds in excess of $125 million, or prior to then in the sole discretion of our Board, in the event of a material decline in our NAV per share, which we consider to be a 2.5% decrease below our then-current net offering price, we will reduce our offering price in order to establish a new net offering price that is not more than 2.5% above our NAV per share.

Prior to investing in securities of portfolio companies, we will invest the net proceeds from the Offering and from sales and paydowns of existing investments primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, consistent with our intended BDC election and our election to be taxed as a RIC.

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

Our principal demands for funds will be for portfolio investments, either directly or through investment interests, for the payment of operating expenses, distributions to our investors and for the payment of principal and interest on any outstanding indebtedness we may acquire. Generally, cash needs for investment activities will be met through proceeds from the sale of shares of our common stock through the Offering. Management expects that in the future, as our investment portfolio grows, our investments will generate sufficient cash flow to cover operating expenses and the payment of a monthly distribution.

RIC Status and Distributions

We intend to be treated for federal income tax purposes, beginning in our taxable year ended September 30, 2015, and to qualify annually thereafter, as a RIC under Subchapter M of the Code. In order to qualify as a RIC, we must, among other things, distribute at least 90.0% of our “investment company taxable income,” as defined by the Code, each year. As long as the distributions are declared by the later of the fifteenth day of the ninth month following the close of the taxable year or the due date of the tax return, including extensions, distributions paid up to one year after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We intend to make sufficient distributions to our stockholders to qualify for and maintain our RIC status each year. We are also subject to nondeductible federal excise taxes if we do not distribute at least 98.0% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years on which we paid no federal income taxes.

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

During certain periods, our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from the Offering of our common stock. As a result, it is possible that a portion of the distributions we make will represent a return of capital for tax purposes. A return of capital generally is a return of an investor’s investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with the Offering, including any fees payable to Terra Income Advisors. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders.

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

Organization Costs

Organization costs include, among other things, the cost of incorporating, including the cost of legal services and other fees pertaining to our organization. These costs are expensed as incurred. For the period from May 15, 2013 (inception) to September 30, 2015, we incurred organization costs of $0.2 million, which were paid on behalf of us by Terra Income Advisors and have been recorded as a payable to it. For the years ended September 30, 2015 and 2014, we incurred $0.1 million and $0.03 million of organization costs, respectively.

Offering Costs

Our offering costs include, among other things, legal and printing costs pertaining to preparation of the initial registration statement and prospectus and registration fees relating to the Offering. For the period from May 15, 2013 (inception) to September 30, 2015, we incurred offering costs of approximately $2.1 million. Offering costs incurred prior to the commencement of operations are capitalized on the statement of assets and liabilities as deferred offering costs until operations begin, and thereafter, will be amortized to expense over twelve months on a straight-line basis. All offering costs incurred after the commencement of operations will be charged against capital in excess of par value on the statement of assets and liabilities. For the year ended September 30, 2015, we recorded approximately $0.4 million of amortization of offering costs.

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

Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the statement of operations. During the year ended September 30, 2015, we did not incur any interest or penalties.

Contractual Obligations

We have entered into certain contracts under which we have material future commitments. On April 20, 2015, we entered into the Investment Advisory Agreement with Terra Income Advisors in accordance with the 1940 Act. The Investment Advisory Agreement became effective on June 24, 2015, the date that we met the Minimum Offering Requirement. Terra Income Advisors serves as our investment adviser in accordance with the terms of the Investment Advisory Agreement. Payments under the Investment Advisory Agreement in each reporting period will consist of (i) a base management fee equal to a percentage of the value of our average gross assets and (ii) an incentive fee based on our performance. Terra Income Advisors will be reimbursed for allocated administrative expenses incurred on our behalf. For the period from June 24, 2015 (Commencement of Operations) through September 30, 2015, we incurred approximately $0.03 million in base management fees under the Investment Advisory Agreement.

On April 20, 2015, we entered into a dealer manager agreement (the “Dealer Manager Agreement”) with Terra Capital Markets, an affiliate of Terra Income Advisors, to serve as the dealer manager of the Offering. As dealer manager, Terra Capital Markets is responsible for marketing our shares being offered pursuant to the Offering. In this role, it will manage a group of selling dealers, including other unaffiliated broker-dealers who enter into Selected Dealer Arrangements with Terra Capital Markets. Terra Capital Markets is expected to receive selling commissions of 6.0% of gross proceeds from the Offering, dealer manager fees of up to 3.0% of gross proceeds from the Offering and broker-dealer fees of up to 1.0% of gross proceeds from the Offering for reimbursement of marketing and expenses, in connection with the sale of shares of our common stock in the Offering, all or a portion of which may be re-allowed to selected broker-dealers for marketing and expenses. During the period from June 24, 2015, the date on which we commenced operations, through September 30, 2015, we accrued approximately $1.0 million and, of this amount, paid approximately $0.7 million under the Dealer Manager Agreement to selected broker-dealers.

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any off-balance sheet financings or liabilities.

Recently Issued Accounting Standards

On June 10, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-10, Development Stage Entities (“Topic 915”): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation (“ASU 2014-10”). The guidance is intended to reduce the overall cost and complexity associated with financial reporting for development stage entities without reducing the availability of relevant information. As a result of these changes, there no longer will be any accounting or reporting differences in U.S. GAAP between development stage entities and other operating entities. For organizations defined as public business entities, the presentation and disclosure requirements in Topic 915 will no longer be required starting with the first annual period beginning after December 15, 2014, including interim periods therein. Early application is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). On March 31, 2015, we adopted ASU 2014-10.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The amendments provide a definition of the term “substantial doubt” and include principles for considering the mitigating effect of management’s plans. The amendments also require an evaluation every reporting period, including interim periods for a period of one year after the date that the financial statements are issued (or available to be issued), and certain disclosures when substantial doubt is alleviated or not alleviated. The amendments in this update are effective for reporting periods ending after December 15, 2016. Management is currently evaluating the impact of adopting this new accounting guidance update on our financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (ASC Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 significantly changes the consolidation analysis required under U.S. GAAP and ends the deferral granted to investment companies from applying the variable interest entity guidance. ASU 2015-02 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015 and early adoption is permitted. Management has evaluated the requirements and believes the adoption of ASU 2015-02 will not have a material impact on our financial statement and disclosures.

In April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. ASU 2015-03 is effective for fiscal years that begin after December 15, 2015 and early adoption is permitted. Management has evaluated the requirements and believes the adoption of ASU 2015-03 will not have a material impact on our financial statement and disclosures.

Related Party Transactions

Compensation of Terra Income Advisors and Terra Capital Markets

Pursuant to the Investment Advisory Agreement, we pay Terra Income Advisors a base management fee and an incentive fee. We commenced accruing fees under the Investment Advisory Agreement on June 24, 2015, upon commencement of our operations.

The base management fee is calculated at an annual rate of 2.0% of our average gross assets. The base management fee is payable quarterly in arrears and is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters. The base management fee may or may not be taken in whole or in part at the discretion of Terra Income Advisors. All or any part of the base management fee not taken as to any quarter will be deferred without interest and may be taken in such other quarter as Terra Income Advisors shall determine. The base management fee for any partial month or quarter will be prorated for such partial period.

The incentive fee consists of two parts. The first part, which we refer to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears based upon our “pre-incentive fee net investment income” for the immediately preceding quarter. The subordinated incentive fee on income is subject to a quarterly hurdle rate, expressed as a rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 2.0% (8.0% annualized), subject to a “catch up” feature. For this purpose, “pre-incentive fee net investment income” means interest income, dividend income and any other income (including any other fees, other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses reimbursed to Terra Income Advisors under the Investment Advisory Agreement and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The calculation of the subordinated incentive fee on income for each quarter is as follows:

•	No incentive fee is payable to Terra Income Advisors in any calendar quarter in which our pre-incentive fee net investment income does not exceed the hurdle rate of 2.0% (8.0% annualized);
•	100% of our pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than or equal to 2.5% in any calendar quarter (10.0% annualized) is payable to Terra Income Advisors, all or any portion of which may be waived or deferred in Terra Income Advisors’ discretion. We refer to this portion of our pre-incentive fee net investment income (which exceeds the hurdle rate but is less than or equal to 2.5%) as the “catch-up.” The “catch-up” provision is intended to provide Terra Income Advisors with an incentive fee of 20.0% on all of our pre-incentive fee net investment income when our pre-incentive fee net investment income reaches 2.5% in any calendar quarter; and
•	20.0% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.5% in any calendar quarter (10.0% annualized) is payable to Terra Income Advisors once the hurdle rate is reached and the catch-up is achieved.

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

Terra Income Advisors has funded our offering costs and organization costs. Organization expenses are expensed on our statement of operations. Offering costs prior to the commencement of operations were capitalized on our statements of assets and liabilities as deferred charges until operations began, and thereafter, are being amortized to expense over twelve months on a straight-line basis. Commencement of operations is considered to be June 24, 2015, the date we raised the Minimum Offering Requirement. We will continue to charge all offering costs incurred after the commencement of operations against capital in excess of par value on our statement of assets and liabilities. Terra Income Advisors is responsible for the payment of our cumulative organization and offering expenses to the extent such expenses exceed 1.5% of the gross proceeds from the Offering, without recourse against or reimbursement by us. As a result, Terra Income Advisors will bear all organization and offering expenses in excess of 1.5% of the gross proceeds from the Offering. As of September 30, 2015, Terra Income Advisors funded offering costs and organization costs in the amount of $2.3 million.

Under the Dealer Manager Agreement, Terra Capital Markets, LLC, one of our affiliates, is entitled to receive selling commissions, broker-dealer fees and dealer manager fees in connection with the sale of shares of common stock in the Offering, all or a portion of which may be re-allowed to selected broker-dealers. For the year ended September 30, 2015, we accrued approximately $1.0 million and of this amount re-allowed approximately $0.7 million under the Dealer Manager Agreement.

Pursuant to the Expense Support Agreement, Terra Income Advisors has agreed to reimburse us for certain operating expenses for any period since inception, until the Company and Terra Income Advisors mutually agree otherwise. This payment for any month shall be paid by Terra Income Advisors to the Company in any combination of cash or other immediately available funds, and/or offsets against amounts due from the Company to Terra Income Advisors. Reimbursement shall be made as promptly as possible on a date mutually agreed to by the Company and Terra Income Advisors provided that (i) the operating expense ratio, defined as Net Operating Expenses expressed as a percentage of the Company’s net assets on the relevant measurement date, as of such reimbursement date is equal to or less than the operating expense ratio as of the Expense Support Payment date attributable to such specified Expense Support Payment, (ii) the annualized distribution rate as of such reimbursement date is equal to or greater than the annualized distribution rate as of the Expense Support Payment date attributable to such specified Expense Support Payment; (iii) such reimbursement date is not later than three years following such specified Expense Support Payment Date; and (iv) the Expense Support Payment does not cause the Company’s Net Operating Expenses to exceed 1.5% of the Company’s net assets attributable to common shares, after taking such reimbursement into account. Terra Income Advisors is entitled to reimbursement of all previously unreimbursed expense support payments in the event of termination of the expense support agreement. For the year ended September 30, 2015, we accrued total Expense Support Payments of approximately $1.7 million which is included in Due from Adviser on the statement of assets and liabilities, net of approximately $0.8 million of our operating expenses that were funded by and are currently due to Terra Income Advisors and organization and offering costs, to the extent that such previously unreimbursed costs were not previously repaid and do not exceed 1.5% of gross offering proceeds. As of September 30, 2015, the net amount due from Terra Income Advisors was approximately $0.9 million.

Potential Conflicts of Interest

Terra Income Advisors’s senior management team is comprised of substantially the same personnel as the senior management team of Terra Capital Advisors, LLC (“Terra Capital Advisors”) and Terra Capital Advisors 2, LLC (“Terra Capital Advisors 2”), the investment managers to certain of the Terra Income Funds. While none of Terra Income Advisors, Terra Capital Advisors or Terra Capital Advisors 2 is currently making any investments for clients other than us or the Terra Income Funds, respectively, any or all may do so in the future. In the event that Terra Income Advisors undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with our investment objectives and strategies, if necessary, so that we will not be disadvantaged in relation to any other client of Terra Income Advisors or its management team. In addition, even in the absence of Terra Income Advisors retaining additional clients, it is possible that some investment opportunities may be provided to the Terra Income Funds rather than to us.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We may hedge against interest rate and currency exchange rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts, subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. During the year ended September 30, 2015, we did not engage in interest rate hedging activities.

Assuming that the statement of assets and liabilities as of September 30, 2015 remains constant and that we take no actions to alter our existing interest rate sensitivity, there would be no impact to interest income or net investment income as the result of changes in variable interest rates.

In addition, we may have risks regarding portfolio valuation. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Valuation of Investments.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are annexed to this Annual Report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Based on their evaluation of the Registrant’s disclosure controls and procedures (as defined in Rule 30a-3(d) under the 1940 Act), as of a date within 90 days of the filing date of the report, the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer) of the Registrant have determined that as of and prior to September 30, 2015, the Registrant's fiscal year end, the Registrant's disclosure control and procedures were operating effectively except for a material weakness in its internal control over financial reporting. Specifically, the application of appropriate guidance related to recording of the expense reimbursement from the advisor in the statement of operations. This internal control issue only affected the Statement of Operations as reported for the quarter ended September 30, 2015. The presentation of the operating expense reimbursement has been properly corrected and reported as of September 30, 2015. The Registrant confirms that as a result of the correction there was no impact to the Registrant's net asset value or in the amount of dividends declared and paid.

Since September 30, 2015, and prior to the issuance of the Registrant's annual report, the Registrant's management has reviewed its internal controls over financial reporting in order to improve the effectiveness of its controls and to ensure that recording of transactions to the statement of operations are stated fairly. As a result, the Registrant’s management plans to implement changes in its existing policies and procedures related to the review of the accounting impacts of material and complex transactions. These changes include retaining the services of an independent third-party accounting specialist as part of the procedures in evaluation the accounting impacts of material and complex transactions. Any further changes in policies and procedures will be reviewed and approved by the Board of Directors consistent with the Company’s policies.

ITEM 9A. CONTROLS AND PROCEDURES

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B. OTHER INFORMATION

None.

PART III

We will file a definitive Proxy Statement for our 2016 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended September 30, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

a. Financial Statements

See the Index to Financial Statements at page F-1 of this report.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Terra Income Fund 6, Inc.
New York, New York

We have audited the accompanying statements of assets and liabilities of Terra Income Fund 6, Inc. (the “Company”), as of September 30, 2015 and 2014, including the schedule of investments as of September 30, 2015, and the related statements of operations, changes in net assets, and cash flows for the years ended September 30, 2015 and 2014, and the financial highlights for the period June 24, 2015 (the date the Company raised the Minimum Offering Requirement) to September 30, 2015. These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of the investment owned as of September 30, 2015 by correspondence with the portfolio company and the custodian. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Terra Secured Income Fund 6 Inc. at September 30, 2015 and 2014, and the results of its operations, changes in its net assets and its cash flows for the years then ended, and the financial highlights for period June 24, 2015 (the date the Company raised the Minimum Offering Requirement) to September 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP
BDO USA, LLP

New York, New York
December 24, 2015

Terra Income Fund 6, Inc.

Statements of Assets and Liabilities

	September 30,
	2015	2014
Assets
Investment through participation interest, at fair value (cost of $2,000,000 and $0 at September 30, 2015 and September 30, 2014, respectively)	$2,000,000	$—
Cash	8,248,797	125,000
Deferred offering costs	1,038,951	573,193
Due from Adviser	918,129	—
Prepaid expenses	31,404	—
Interest receivable	20,000	—
Total assets	12,257,281	698,193
Liabilities
Due to Adviser	1,526,552	605,869
Payable for unsettled stock subscriptions	316,000	—
Accrued expenses	172,593	—
Selling commissions and dealer manager fees payable	63,728	—
Origination fees, net of accretion	15,484	—
Unearned income	1,852	—
Total liabilities	2,096,209	605,869
Net assets	$10,161,072	$92,324
Commitments and contingencies (See Note 5)
Components of Net assets:
Common stock, $0.001 par value, 450,000,000 shares authorized and 926,357 and 11,111 shares issued and outstanding at September 30, 2015 and September 30, 2014, respectively	$926	$11
Capital in excess of par	10,311,768	124,989
Accumulated net investment income (loss), net of shareholder distributions	(151,622)	(32,676)
Net assets	$10,161,072	$92,324
Net asset value per share	$10.97	$8.31

See notes to financial statements.

Terra Income Fund 6, Inc.

Statements of Operations

	For the Year Ended September 30,
	2015	2014
Investment income
Interest income	$65,341	$—
Other fee income	1,481	—
Total investment income	66,822	—
Operating expenses
Marketing expenses	596,865	—
Amortization of offering costs	383,182	—
Professional fees	378,192	—
Organization expenses	130,464	32,676
Insurance expense	127,630	—
Directors’ fees	74,250	—
Base management fees	30,058	—
Other expenses	30,287	—
Total operating expenses	1,750,928	32,676
Less: Expense reimbursement from Adviser	(1,690,300)	—
Net expenses	60,628	32,676
Net investment income (loss)	6,194	(32,676)
Net increase (decrease) in net assets resulting from operations	$6,194	$(32,676)
Per common share data(1):
Net investment income (loss) per share	$0.01	n/a
Net increase (decrease) in net assets resulting from operations per share	$0.01	n/a
Weighted average common shares outstanding(2)	462,038	n/a

(1)	Per share data is only presented for periods subsequent to June 24, 2015, the date the Minimum Offering Requirement was met.
(2)	For the year ended September 30, 2015, the weighted average shares is based on shares outstanding from June 24, 2015 (date that the Minimum Offering Requirement was met) through September 30, 2015.

See notes to financial statements.

Terra Income Fund 6, Inc.

Statements of Changes in Net Assets

	For the Year Ended September 30,
	2015	2014
Operations
Net investment income (loss)	$6,194	$(32,676)
Net increase (decrease) in net assets resulting from operations	6,194	(32,676)
Shareholder distributions
Dividends from return of capital	(125,140)	—
Net decrease in net assets resulting from shareholder distributions	(125,140)	—
Capital share transactions
Issuance of common stock	11,234,309	125,000
Reinvestment of shareholder distributions	33,601	—
Selling commissions and dealer manager fees	(968,547)	—
Offering costs	(111,669)	—
Net increase in net assets resulting from capital share transactions	10,187,694	125,000
Net increase in net assets	10,068,748	92,324
Net assets, at beginning of period	92,324	—
Net assets, at end of period	$10,161,072	$92,324
Capital share activity
Shares outstanding, at beginning of period	11,111	—
Shares issued from subscriptions	912,416	11,111
Shares issued from reinvestment of shareholder distributions	2,830	—
Shares outstanding, at end of period	926,357	11,111

See notes to financial statements.

Terra Income Fund 6, Inc.

Statements of Cash Flows

	For the Year Ended September 30,
	2015	2014
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$6,194	$(32,676)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchase of participation interest	(2,000,000)	—
Amortization of deferred offering costs	383,182	—
Changes in operating assets and liabilites:
Deferred offering costs	(848,940)	(573,193)
Due from Adviser	(918,129)	—
Prepaid expenses	(31,404)	—
Interest receivable	(20,000)	—
Due to Adviser	920,683	605,869
Payable for unsettled stock subscriptions	316,000	—
Accrued expenses	172,593	—
Origination fees, net of accretion	15,484	—
Unearned income	1,852	—
Net cash used in operating activities	(2,002,485)	—
Cash flows from financing activities:
Issuance of common stock	11,234,309	125,000
Reinvestment of shareholder distributions	33,601	—
Payment of selling commissions and dealer manager fees	(904,819)	—
Offering costs	(111,669)	—
Shareholder distributions	(125,140)	—
Net cash provided by financing activities	10,126,282	125,000
Net increase in cash	8,123,797	125,000
Cash, at beginning of period	125,000	—
Cash, at end of period	$8,248,797	$125,000

See notes to financial statements.

Terra Income Fund 6, Inc.

Schedule of Investments
September 30, 2015

Portfolio Company(a)	Structure	Collateral Location	Property Type	Coupon Rate	Maturity Date	Principal	Amortized Cost	Fair Value(b)	% of Net Assets(c)
Loan through participation interest
TSG-Parcel 1, LLC	Participation in First Mortgage(d)	US – CA	Land	12.00%	7/10/2016	$2,000,000	$2,000,000	$2,000,000	19.7%
Total loan through participation interest							$2,000,000	$2,000,000	19.7%
Total Investments through participation interest							$2,000,000	$2,000,000	19.7%

(a)	The Company’s investment is issued by an eligible U.S. portfolio company, as defined in the Investment Company Act of 1940.
(b)	Because there is no readily available market for the investment, the fair value of the investment is approved in good faith by the Company’s board of directors.
(c)	Percentages are based on net assets of $10,161,072, as of September 30, 2015.
(d)	Participation interest is with Terra Income 5, LLC, a related party fund managed by an affiliate of the Company’s sponsor. See Participation Agreements in Note 4 for further discussion.

See notes to financial statements.

Terra Income Fund 6, Inc.

Notes to Financial Statements

Note 1. Principal Business and Organization

Terra Income Fund 6, Inc. (the “Company”) was incorporated under the general corporation laws of the State of Maryland on May 15, 2013. On March 2, 2015, the Company filed a public registration statement on Form N-2 (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) to offer a minimum of 160,000 shares of common stock and a maximum of 80,000,000 shares of common stock in a continuous, public offering (the “Offering”). The SEC declared the Registration Statement effective on April 20, 2015. The Company formally commenced operations on June 24, 2015, upon raising gross proceeds in excess of $2.0 million (the “Minimum Offering Requirement”) from sales of shares of its common stock in the Offering, including sales to persons who are affiliated with the Company or its advisor, Terra Income Advisors, LLC (“Terra Income Advisors”). Since commencing the Offering and through September 30, 2015, the Company has sold 926,357 shares of common stock, including shares purchased by Terra Capital Partners, LLC, the Company’s sponsor, in both an initial private placement and from the Offering, for gross proceeds of approximately $11.4 million. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company is an externally managed, non-diversified, closed-end management investment company that intends to elect to be taxed for federal income tax purposes, and to qualify annually thereafter, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Company’s investment activities are externally managed by Terra Income Advisors, a private investment firm affiliated with the Company, pursuant to an investment advisory and administrative services agreement (the “Investment Advisory Agreement”), under the oversight of the Company’s board of directors (the “Board”), a majority of whom are independent directors. Terra Income Advisors is registered as an investment adviser under the Investment Advisers Act of 1940, as amended. (See Note 4).

The Company has retained Terra Capital Markets, LLC (“Terra Capital Markets”), an affiliate of Terra Income Advisors, to serve as the dealer manager of the Offering. As dealer manager, Terra Capital Markets is responsible for marketing the Company’s shares being offered pursuant to the Offering. The Company intends to file post-effective amendments to the Registration Statement that are subject to SEC review to allow it to continue the Offering for at least two years from the date of the effectiveness of the Registration Statement.

The Company’s primary investment objectives are to pay attractive and stable cash distributions and to preserve, protect and return capital contributions to stockholders. The Company’s investment strategy is to use substantially all of the proceeds of the Offering to originate and manage a diversified portfolio consisting of (1) commercial real estate loans to U.S. companies qualifying as “eligible portfolio companies” under the 1940 Act, including mezzanine loans, first and second lien mortgage loans, subordinated mortgage loans, bridge loans and other commercial real estate-related loans related to or secured by high quality commercial real estate in the United States and (2) preferred equity real estate investments in U.S. companies qualifying as “eligible portfolio companies” under the 1940 Act. The Company may also purchase select commercial real estate-related debt securities, such as commercial mortgage-backed securities or collateralized debt obligations; provided, however, that the Company will select all investments after considering its ability to qualify to be taxed as a RIC. The Company intends to directly structure, underwrite and originate most of its investments, as it believes that doing so will provide it with the best opportunity to invest in loans that satisfy its standards, establish a direct relationship with the borrower and optimize the terms of its investments. The Company may hold its investments until their scheduled maturity dates or may sell them if able to command favorable terms for their disposition.

Terra Income Fund 6, Inc.

Notes to Financial Statements

Note 2. Summary of Significant Accounting Policies

Basis of Presentation:  The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The accompanying financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-K and Articles 6 or 10 of Regulation S-X. The Company is an investment company, as defined under U.S. GAAP, and applies accounting and reporting guidance in accordance with Accounting Standards Codification 946, Financial Services — Investment Companies.

Cash and Cash Equivalents:  The Company considers all highly liquid investments, with maturities of ninety days or less when purchased, as cash equivalents. Cash and cash equivalents held at financial institutions, at times, may exceed the amount insured by the Federal Deposit Insurance Corporation.

Organization and Offering Expenses:  Organization expenses are expensed on the Company’s statement of operations. Offering costs prior to the commencement of operations were capitalized on the Company’s statements of assets and liabilities as deferred charges until operations began, and thereafter, are amortized to expense over twelve months on a straight-line basis. Commencement of operations is considered to be June 24, 2015, the date the Company raised the Minimum Offering Requirement. The Company charges all offering costs incurred after the commencement of operations against capital in excess of par value on the statement of assets and liabilities. The Company accrues the organization and offering expenses paid on behalf of the Adviser as the Company believes they are probable of repayment. (See Note 4).

Investment Transactions and Investment Income (Expense):  The Company records investment transactions on the trade date. Realized gains or losses on dispositions of investments represent the difference between the original cost of the investment, based on the specific identification method, and the proceeds received from the sale or maturity (exclusive of any prepayment penalties). Realized gains and losses and changes in unrealized gains and losses are recognized in the statement of operations. Interest and origination fee income and expense are recognized on an accrual basis. Net origination fee income/expense is amortized over the life of the related investment. As prepayment(s) or payment(s), partial or full, occurs on an investment, prepayment and exit fee income, respectively, are recognized.

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

Terra Income Fund 6, Inc.

Notes to Financial Statements

Note 2. Summary of Significant Accounting Policies  – (continued)

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

Dividends and Distributions:  Dividends and distributions to stockholders, which are determined in accordance with federal income tax regulations, are recorded on the record date. The amount to be paid out as a dividend or distribution is approved by the Board. Net realized capital gains, if any, are generally distributed or deemed distributed at least annually. The Company adopted an “opt in” distribution reinvestment plan (“DRIP”) pursuant to which stockholders may elect to have the full amount of stockholders cash distributions reinvested in additional shares of common stock. Participants in the DRIP are free to elect to participate or terminate participation in the plan within a reasonable time as specified in the plan. If a stockholder has “opted in” to the DRIP, they will have their cash distributions reinvested in additional shares of common stock, rather than receiving the cash distributions. The Company expects to coordinate distribution payment dates so that the same price that is used for the semi-monthly closing date immediately following such distribution payment date will be used to calculate the purchase price for purchasers under the DRIP. In such case, a stockholder’s reinvested distributions will be used to purchase shares at a price equal to 95% of the price that shares are sold in the offering at the semi-monthly closing immediately following the distribution payment date and such price may represent a premium to net asset value per share.

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

Recent Accounting Pronouncements:  On June 10, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-10, Development Stage Entities (“Topic 915”): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation (“ASU 2014-10”). ASU 2014-10 is intended to reduce the overall cost and complexity associated with financial reporting for development stage entities without reducing

Terra Income Fund 6, Inc.

Notes to Financial Statements

Note 2. Summary of Significant Accounting Policies  – (continued)

the availability of relevant information. The FASB also believes the changes will simplify the consolidation accounting guidance by removing the differential accounting requirements for development stage entities. As a result of these changes, there no longer will be any accounting or reporting differences in U.S. GAAP between development stage entities and other operating entities. For organizations defined as public business entities, the presentation and disclosure requirements in Topic 915 will no longer be required starting with the first annual period beginning after December 15, 2014, including interim periods therein. Early application is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). On March 31, 2015, the Company adopted ASU 2014-10.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The amendments provide a definition of the term “substantial doubt” and include principles for considering the mitigating effect of management’s plans. The amendments also require an evaluation every reporting period, including interim periods for a period of one year after the date that the financial statements are issued (or available to be issued), and certain disclosures when substantial doubt is alleviated or not alleviated. The amendments in this update are effective for reporting periods ending after December 15, 2016. Management is currently evaluating the impact of adopting this new accounting guidance update on the financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (ASC Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 significantly changes the consolidation analysis required under U.S. GAAP and ends the deferral granted to investment companies from applying the variable interest entity guidance. ASU 2015-02 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015 and early adoption is permitted. The Company has evaluated the requirements and believes the adoption of ASU 2015-02 will not have a material impact on its financial statement and disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. ASU 2015-03 is effective for fiscal years that begin after December 15, 2015 and early adoption is permitted. The Company has evaluated the requirements and believes the adoption of ASU 2015-03 will not have a material impact on its financial statements and disclosures.

Terra Income Fund 6, Inc.

Notes to Financial Statements

Note 3. Investment through Participation Interest (See also Participation Agreements in Note 4)

The following table shows the composition of the investment portfolio, at amortized cost and fair value for the year ended September 30, 2015 (with corresponding percentage of total portfolio investments):

	September 30, 2015
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Loan through participation interest (Note 4)	$2,000,000	100.0%	$2,000,000	100.0%
Total	$2,000,000	100.0%	$2,000,000	100.0%

The following table shows the composition of the Company’s investment portfolio by property type based on fair value at September 30, 2015:

	September 30, 2015
	Investments at Fair Value	Percentage of Total Portfolio
Land	$2,000,000	100.0%
Total	$2,000,000	100.0%

Significant Risk Factors

In the normal course of business, the Company enters into transactions in various financial instruments. The Company’s financial instruments are subject to, but are not limited to, the following risks:

Market Risk

The Company’s investments are highly illiquid and there is no assurance that the Company will achieve its investment objectives, including targeted returns. Due to the illiquidity of the investments, valuation of the investments may be difficult, as there generally will be no established markets for these investments. As the Company's investments are carried at fair value with fair value changes recognized in the consolidated statement of operations, all changes in market conditions will directly affect members’ capital.

Credit Risk

Credit risk represents the potential loss that the Company would incur if the borrowers failed to perform pursuant to the terms of their obligations to the Company. The Company minimizes its exposure to credit risk by limiting exposure to any one individual borrower and any one asset class. Additionally, the Company employs an asset management approach and monitors the portfolio of investments, through, at a minimum, quarterly financial review of property performance including net operating income, loan to value, DSCR and the debt yield. The Company also requires certain borrowers to establish a cash reserve, as a form of additional collateral, for the purpose of providing for future interest or property-related operating payments.

Mezzanine loans and preferred equity investments are subordinate to senior mortgage loans and, therefore, involve a higher degree of risk. In the event of a default, mezzanine loans and preferred equity investments will be satisfied only after the senior lender's investment is fully recovered. As a result, in the event of a default, the Company may not recover all of its investment.

The Company maintains all of its cash at financial institutions which, at times, may exceed the amount insured by the Federal Deposit Insurance Corporation.

Concentration Risk

The Company holds real estate related investments. Thus, the investment portfolio of the Company may be subject to a more rapid change in value than would be the case if the Company were required to maintain a wide diversification among industries, companies and types of investments. The result of such concentration in real estate assets is that a loss in such investments could materially reduce the Company’s capital.

Terra Income Fund 6, Inc.

Notes to Financial Statements

Note 3. Investment through Participation Interest (See also Participation Agreements in Note 4)  – (continued)

Liquidity Risk

Liquidity risk represents the possibility that the Company may not be able to sell its positions at a reasonable price in times of low trading volume, high volatility and financial stress.

Interest Rate Risk

Interest rate risk represents the effect from a change in interest rates, which could result in an adverse change in the fair value of our interest-bearing financial instruments.

Prepayment Risk

Prepayments can either positively or adversely affect the yields on investments. Prepayments on debt instruments, where permitted under the debt documents, are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond the Company’s control, and consequently, such prepayment rates cannot be predicted with certainty. If the Company does not collect a prepayment fee in connection with a prepayment or is unable to invest the proceeds of such prepayments received, the yield on the portfolio will decline. In addition, the Company may acquire assets at a discount or premium and if the asset does not repay when expected, the anticipated yield may be impacted. Under certain interest rate and prepayment scenarios the Company may fail to recoup fully our cost of acquisition of certain investments.

Use of Leverage

As part of the Company’s investment strategy, the Company may borrow and utilize leverage; however, the Company currently does not utilize leverage in connection with originating or acquiring real estate related loans. The Company may do so in the future if the Manager determines that changing the leverage policy is in the best interest of its members. While borrowing and leverage present opportunities for increasing total return, they may have the effect of potentially creating or increasing losses.

Valuation Methodology

Market quotations are not readily available for the Company’s real estate-related loan investments, all of which are included in level 3 of the fair value hierarchy, and therefore these investments are valued utilizing a yield approach, i.e. a discounted cash flow methodology to arrive at an estimate of the fair value of each respective investment in the portfolio using an estimated market yield. In following this methodology, investments are evaluated individually, and management takes into account, in determining the risk-adjusted discount rate for each of the Company’s investments, relevant factors, including available current market data on applicable yields of comparable debt/preferred equity instruments, market credit spreads and yield curves, the investment’s yield, covenants of the investment, including prepayment provisions, the portfolio company’s ability to make payments, its net operating income, debt service coverage ratio (“DSCR”), the nature, quality, and realizable value of any collateral (and loan to value ratio), the forces that influence the local markets in which the asset (the collateral) is purchased and sold, such as capitalization rates, occupancy rates, rental rates, replacement costs and the anticipated duration of each real estate-related loan investment.

These valuation techniques are applied in a consistent and verifiable manner to all investments that are categorized within Level 3 of the fair value hierarchy and the Adviser provides the valuation committee of the Board (which is made up exclusively of independent directors) with portfolio security valuations that are based on this discounted cash flow methodology. Valuations are prepared quarterly, or more frequently as needed, with each asset in the portfolio subject to a valuation prepared by a third-party valuation service at a minimum of once during every 12-month period. The valuation committee reviews the preliminary valuation with the Adviser and, together with an independent valuation firm, if applicable, responds and supplements the preliminary valuation to reflect any comments provided by the valuation committee. The Board discusses valuations and determines the fair value of each investment in the portfolio in good faith based on various statistical and other factors, including the input and recommendation the Adviser, the valuation committee and any third-party valuation firm, if applicable.

Terra Income Fund 6, Inc.

Notes to Financial Statements

Note 3. Investment through Participation Interest (See also Participation Agreements in Note 4)  – (continued)

The following table presents fair value measurements of investments, by major class, as of September 30, 2015, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Loan through participation interest	$—	$—	$2,000,000	$2,000,000
Total	$—	$—	$2,000,000	$2,000,000

Changes in Level 3 investments for the the year ended September 30, 2015 were as follows:

	Loan through participation	Total Investments
Balance as of October 1, 2014	$—	$—
Net change in unrealized appreciation (depreciation) on investments	—	—
Purchase of participation interest and other adjustments to cost	2,000,000	2,000,000
Sales and redemptions	—	—
Net realized gains	—	—
Balance as of September 30, 2015	$2,000,000	$2,000,000
Unrealized gain (loss) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$—	$—

Purchases represent the acquisition of new investments at cost. Redemptions represent principal payments received during the period.

Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur. For the year ended September 30, 2015, there were no transfers.

Terra Income Fund 6, Inc.

Notes to Financial Statements

Note 3. Investment through Participation Interest (See also Participation Agreements in Note 4)  – (continued)

Significant Unobservable Inputs

The following table summarizes the significant unobservable inputs used by the Company to value the Level 3 investments as of September 30, 2015. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Range		Weighted Average
				Minimum	Maximum
Loan through participation interest	$2,000,000	Discounted cash flows	Yield based on the investment’s position in the capital structure:
			Capital structure discount rate	6.50%	6.50%	6.50%
			Transitional DSCR Add-on	3.00%	3.00%	3.00%
			Property and market quality add-on	0.00%	0.00%	0.00%
			Yield based on risk adjusted discount rate:
			Interpolated swap rate	0.69%	0.69%	0.69%
			Debt-structure based add-on	0.00%	0.00%	0.00%
			Market position loan spread	6.69%	6.69%	6.69%
			Transitional DSCR Add-on	3.00%	3.00%	3.00%
			Property and market quality add-on	0.00%	0.00%	0.00%

Note 4. Related Party Transactions

Management and Incentive Fee Compensation to Adviser

On April 20, 2015, the Company entered into the Investment Advisory Agreement with Terra Income Advisors, a subsidiary of the Terra Capital Partners, the Company’s sponsor. Terra Income Advisors is responsible for the Company’s day-to-day operations. Pursuant to the Investment Advisory Agreement, Terra Income Advisors is expected to be paid for its services in two components — a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 2.0% of the Company’s average gross assets. The base management fee is payable quarterly in arrears and calculated based on the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters.

The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears based upon the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter. The subordinated incentive fee on income is subject to a quarterly hurdle rate, expressed as a rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 2.0% (8.0% annualized), subject to a “catch up” feature. For this purpose, “pre-incentive fee net investment income” means interest income, dividend income and any other income (including any other fees, other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses reimbursed to Terra Income Advisors under the Investment Advisory Agreement and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of

Terra Income Fund 6, Inc.

Notes to Financial Statements

Note 4. Related Party Transactions  – (continued)

investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The calculation of the subordinated incentive fee on income for each quarter is as follows:

•	No incentive fee is payable to Terra Income Advisors in any calendar quarter in which the Company’s pre-incentive fee net investment income does not exceed the hurdle rate of 2.0% (8.0% annualized);
•	100% of the Company’s pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than or equal to 2.5% in any calendar quarter (10.0% annualized) is payable to the Adviser, all or any portion of which may be waived or deferred in the Adviser’s discretion. This portion of the pre-incentive fee net investment income (which exceeds the hurdle rate but is less than or equal to 2.5%) is referred to as the “catch-up.” The “catch-up” provision is intended to provide the Adviser with an incentive fee of 20.0% on all of the Company’s pre-incentive fee net investment income when the Company’s pre-incentive fee net investment income reaches 2.5% in any calendar quarter; and
•	20.0% of the amount of the Company’s pre-incentive fee net investment income, if any, that exceeds 2.5% in any calendar quarter (10.0% annualized) is payable to the Adviser once the hurdle rate is reached and the catch-up is achieved.

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

For the year ended September 30, 2015, the Company incurred approximately $0.03 million of management fees.

For the year ended September 30, 2015, the Company did not incur any incentive fees related to net investment income or capital gains.

The services to be provided by Terra Income Advisors are expected to include, but are not limited to, accounting and administrative services. The Company is expected to reimburse Terra Income Advisors for the costs incurred by Terra Income Advisors to provide these services.

Organization and Offering Expenses

As of September 30, 2015 and 2014, Terra Income Advisors, on behalf of the Company, incurred organization costs of approximately $0.1 million, and $0.03 million, respectively, and offering costs of approximately $1.5 million and $0.6 million, respectively. Offering expenses consist of costs paid by Terra Income Advisors that are directly related to the registration and offering of the Company’s shares, including registration fees, legal fees and printing costs. Organization costs include those expenses paid by Terra Income Advisors for the legal organization, drafting and filing of the Company’s charter and other governance documents and include, but are not limited to, legal, accounting and filing fees.

Upon meeting the Minimum Offering Requirement, Terra Income Advisors is responsible for the payment of the Company’s cumulative organization and offering expenses to the extent such expenses exceed 1.5% of

Terra Income Fund 6, Inc.

Notes to Financial Statements

Note 4. Related Party Transactions  – (continued)

the gross proceeds from the Offering, without recourse against or reimbursement by the Company. As a result, Terra Income Advisors will bear all organization and offering expenses in excess of 1.5% of the gross proceeds from the Offering. Through September 30, 2015, the Company believes that it is highly likely that it will raise sufficient funds to reimburse Terra Income Advisors in full for all cumulative organization and offering expenses incurred to date and has accrued those expenses and costs. As of September 30, 2015, the unreimbursed amount in excess of the 1.5% threshold was approximately $1.5 million and included in Due to Adviser on the statement of assets and liabilities. For the year ended September 30, 2015, the Company made reimbursement payments of approximately $0.2 million to Terra Income Advisors for offering costs incurred on behalf of the Company.

Dealer Manager Agreement

On April 20, 2015, the Company entered into a dealer manager agreement (the “Dealer Manager Agreement”) with the Terra Capital Markets, an affiliate of Terra Income Advisors, to serve as the dealer manager of the Offering. As dealer manager, Terra Capital Markets will be responsible for marketing the Company’s shares being offered pursuant to the Offering. In this role, it will manage a group of selling dealers, including other unaffiliated broker-dealers who enter into Selected Dealer Arrangements with Terra Capital Markets. Terra Capital Markets is expected to receive selling commissions of 6.0% of gross proceeds from the Offering, dealer manager fees of up to 3.0% of gross proceeds from the Offering and broker-dealer fees of up to 1.0% of gross proceeds from the Offering for reimbursement of marketing and expenses, in connection with the sale of shares of common stock in the Offering, all or a portion of which may be re-allowed to selected broker-dealers for marketing and expenses. For the year ended September 30, 2015, the Company accrued approximately $1.0 million and, of this amount, approximately $0.7 million was paid to selected broker-dealers under the Dealer Manager Agreement.

Expense Support Agreement

On June 30, 2015, the Company entered into an expense support agreement (the “Expense Support Agreement”) with Terra Income Advisors, whereby Terra Income Advisors may pay up to 100% of the Company’s costs and expenses, including all fees payable to the advisor pursuant to the Advisory Agreement from inception until the Company and Terra Income Advisors mutually agree otherwise. This payment (the “Expense Support Payment”) for any month shall be paid by Terra Income Advisors to the Company in any combination of cash or other immediately available funds, and/or offsets against amounts due from the Company to Terra Income Advisors. The purpose of the Expense Support Payment is to reduce offering and operating expenses until the Company has achieved economies of scale sufficient to ensure that the Company is able to bear a reasonable level of expense in relation to investment income. Operating expenses subject to the Expense Support Agreement include expenses as defined by U.S. GAAP, including, without limitation, fees payable to Terra Income Advisors and interest on indebtedness for such period, if any.

Pursuant to the terms of the Expense Support Agreement, the Company has agreed to reimburse Terra Income Advisors for each Expense Support Payment within three years after such Expense Support Payment is made by Terra Income Advisors. Reimbursement shall be made as promptly as possible on a date mutually agreed to by the Company and Terra Income Advisors provided that (i) the operating expense ratio, defined as operating expenses excluding organization and offering expenses, base management fees, incentive fees and any interest expense attributable to indebtedness by the Company (“Net Operating Expenses”) expressed as a percentage of the Company’s net assets on the relevant measurement date, as of such Reimbursement Date is equal to or less than the operating expense ratio as of the Expense Support Payment date attributable to such specified Expense Support Payment, (ii) the annualized distribution rate as of such Reimbursement Date is equal to or greater than the annualized distribution rate as of the Expense Support Payment date attributable to such specified Expense Support Payment; (iii) such Reimbursement Date is not later than three years following such specified Expense Support Payment Date; and (iv) the Expense Support Payment does not cause the Company’s Net Operating Expenses to exceed 1.5% of the Company’s net assets attributable to

Terra Income Fund 6, Inc.

Notes to Financial Statements

Note 4. Related Party Transactions  – (continued)

common shares, after taking such reimbursement into account. Terra Income Advisors is entitled to reimbursement of all previously unreimbursed expense support payments in the event of termination of the expense support agreement.

The following table provides information regarding the expenses that the parties to the agreement determined would be incurred by Terra Income Advisors pursuant to the Expense Support Agreement:

Three months ended	Amount of Expense Reimbursement Payment	Annualized Operating Expense Ratio as of the Date of Expense Reimbursement Payment	Annualized Rate of Distributions Per Share(1)	Reimbursement Eligibility Expiration
June 30, 2015	$515,813	24.53%	8.00%	June 30, 2018
September 30, 2015(2)	1,174,487	66.63%	8.00%	September 30, 2018

(1)	The annualized rate of distributions per share is expressed as a percentage equal to the projected annualized distribution amount as of September 30, 2015 (which is calculated by annualizing the regular daily cash distribution per share as of September 30, 2015 without compounding), divided by the Company’s public offering price per share as of September 30, 2015.
(2)	The expense reimbursement payment amount of $1,174,487 represents the total of the twice monthly expense reimbursement payments for the three month period ending September 30, 2015. The annualized operating expense ratio of 66.63% represents the ratio average of such twice monthly expense reimbursement payment dates.

For the year ended September 30, 2015, the Company accrued total Expense Support Payments of approximately $1.7 million which is included in Due from Adviser on the statement of assets and liabilities, net of approximately $0.8 million of the Company’s operating expenses that were funded by and are currently due to the Adviser and organization and offering costs, to the extent that such previously unreimbursed costs were not previously repaid and do not exceed 1.5% of gross offering proceeds.

Participation Agreements

The Company may enter into participation agreements with related parties, primarily other affiliated funds of Terra Income Advisors. The purpose of the participation agreements is to allow the Company and an affiliate to originate a specified investment when, individually, the Company does not have the liquidity to do so or to achieve a certain level of portfolio diversification. The Company may transfer portions of its investments to other participants or it may be a participant to an investment held by another entity.

ASC 860, Transfers and Servicing, establishes accounting and reporting standards for transfers of financial assets. ASC 860-10 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Company’s management has determined that the participation agreements it enters into are accounted for as secured borrowings under ASC 860.

As of September 30, 2015, the Company held an 11.11% participating interest (or $2,000,000 face value) in a loan to TSG-Parcel 1, LLC. This investment is held in the name of Terra Secured Income Fund 5, LLC, but the Company’s rights and obligations, including interest income and other income (e.g., exit fee and prepayment income) and related fees/expenses are based upon its respective pro-rata participation interest in such investment, as specified in the respective Participation Agreement (the “PA”). The Company’s share of the investment is repayable only from the proceeds received from the related borrower/issuer of the investment, and therefore the Company is also subject to the credit risk (i.e., risk of default by the underlying borrower/issuer).

Pursuant to the PA, the affiliated fund receives and allocates the interest income and other related investment incomes in respect of the investment to the Company. The Company pays related expenses (i.e., base management fees) directly to Terra Income Advisors.

Terra Income Fund 6, Inc.

Notes to Financial Statements

Note 4. Related Party Transactions  – (continued)

As a BDC, the Company is subject to certain regulatory restrictions in making investments. The Company may be prohibited under the 1940 Act from knowingly participating in certain transactions with affiliates without the prior approval of the Board who are not interested persons and, in some cases, prior approval by the SEC. The Company is permitted to, and may, co-invest in syndicated deals and secondary loan market transactions where price is the only negotiated point. The Company is currently seeking exemptive relief from the SEC to engage in co-investment transactions with Terra Income Advisors and its affiliates. However, there can be no assurance that the Company will obtain such exemptive relief. Prior to obtaining exemptive relief, the Company will also intend to co-invest alongside Terra Income Advisors and its affiliates in accordance with existing regulatory guidance.

Note 5. Commitments and Contingencies

In the ordinary course of business, the Company may enter into future funding commitments. As of September 30, 2015, the Company had no unfunded commitments.

The Company enters into contracts that contain a variety of indemnification provisions. The Company’s maximum exposure under these arrangements is unknown; however, the Company has not had prior claims or losses pursuant to these contracts. Management of Terra Income Advisors has reviewed the Company’s existing contracts and expects the risk of loss to the Company to be remote.

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

See Note 4 for a discussion of the Company’s commitments to Terra Income Advisors and its affiliates.

Note 6. Income Tax

The Company intends to operate so as to qualify to be taxed as a RIC under Subchapter M of the Code and, as such, will not be subject to federal income tax on the portion of taxable income distributed to stockholders.

To qualify as a RIC, the Company is required to meet certain income and asset diversification tests in addition to distributing at least 90% of its investment company taxable income, as defined by the Code. Because federal income tax regulations differ from U.S. GAAP, distributions in accordance with tax regulations may differ from net investment for financial reporting purposes. Differences may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes.

Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes unrealized appreciation (depreciation) on investments as investment gains and losses are not included in taxable income until they are realized.

Terra Income Fund 6, Inc.

Notes to Financial Statements

Note 6. Income Tax  – (continued)

The following table reconciles net increase in net assets resulting from operations to taxable income:

	2015	2014
Net increase in net assets resulting from operations	$6,194	$(32,676)
Net change in unrealized (appreciation) depreciation on investments	—	—
Amortization of offering costs	383,182	—
Expense reimbursement from Adviser	(1,690,300)	—
Other temporary differences	135,072	30,498
Total taxable income (loss)	$(1,165,852)	$(2,178)

For income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The following table provides the tax character of distributions paid:

	2015	2014
Ordinary income	$—	$—
Long-term capital gains	—	—
Return of capital	125,140	—
Total	$125,140	$—

The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its statements of operations. For the years ended September 30, 2015 and 2014, the Company did not incur any interest or penalties. Although the Company files federal and state tax returns our major tax jurisdiction is federal. The Company’s inception-to-date federal tax years remain subject to examination by the Internal Revenue Service.

As of September 30, 2015, the Company did not have differences between book basis and tax basis cost of investments.

Tax information for the fiscal year ended September 30, 2015 is an estimate and will not be finally determined until the Company files its 2015 tax return.

Note 7. Directors Fees

The Company’s directors who do not also serve in an executive officer capacity for the Company or Terra Income Advisors are entitled to receive annual cash retainer fees, fees for attending board and committee meetings and annual fees for serving as a committee chairperson. These directors receive an annual fee of $20,000, plus $2,500 for each board meeting attended in person, $1,000 for each board meeting attended via teleconference and $1,000 for each committee meeting attended. In addition, the chairman of the audit committee receives an annual fee of $7,500 and the chairman of each of the nominating and corporate governance and the valuation committees, and any other committee, receives an annual fee of $2,500 for their additional services. For the year ended September 30, 2015, the Company accrued approximately $0.07 million for directors’ fees expense.

The Company will also reimburse each of the above directors for all reasonable and authorized business expenses in accordance with the Company policies as in effect from time to time, including reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and each committee meeting not held concurrently with a board meeting.

The Company does not pay compensation to the directors who also serve in an executive officer capacity for the Company or Terra Income Advisors.

Terra Income Fund 6, Inc.

Notes to Financial Statements

Note 8. Capital

The Company entered into a stock purchase agreement with Terra Capital Partners, the Company’s sponsor. On September 19, 2014, pursuant to a private placement, Terra Capital Partners contributed cash consideration of $125,000 to purchase approximately 11,111 shares of common stock at $11.25 per share. On October 20, 2014, pursuant to a private placement, Terra Capital Partners contributed an additional $50,000 in cash to purchase approximately 4,445 additional shares of common stock at $11.25 per share. As of September 30, 2015, the Company had 926,357 shares of common stock outstanding.

On February 25, 2015, the Board determined to change the initial offering price from $10.00 per share to $12.50 per share. As a result, on February 26, 2015, the Company effected a reverse stock split to account for the change in the Company’s offering price since the initial investment by Terra Capital Partners. As such, all share references reflect this reverse stock split.

On May 1, 2015, Terra Capital Partners contributed cash of $275,000 to purchase approximately 24,444 additional shares from the Offering at a per share price of $11.25, which price represents the public offering price of $12.50 per share, net of selling commissions, broker-dealer fees and dealer manager fees. This contribution, in addition to the initial capital contributions, fulfilled Terra Capital Partners’ commitment to contribute total seed capitalization of $450,000.

Note 9. Net Increase in Net Assets

Earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of September 30, 2015, there were no dilutive shares.

The following information sets forth the computation of the weighted average net increase in net assets per share from operations for the year ended September 30, 2015:

	For the year ended September 30,
Basic	2015	2014
Net increase (decrease) in net assets from operations	$6,194	$(32,676)
Weighted average common shares outstanding(1)	462,038	n/a
Net increase in net assets per share from operations	$0.01	n/a

(1)	For the year ended September 30, 2015, the weighted average shares is based on shares outstanding from June 24, 2015 (date that the Minimum Offering Requirement was met) through September 30, 2015.

Note 10. Distributions

Dividends from net investment income and capital gain distributions are determined in accordance with U.S. federal income tax regulations, which differ from U.S. GAAP.

The following table reflects the Company’s distributions for the year ended September 30, 2015 (there were no distributions in the prior year):

Record Date	Payment Date	Per Share Per Day	Distributions Paid in Cash	Distributions Paid through the DRIP	Total Distributions Paid/Accrued
July 20, 2015	July 31, 2015	$0.002740	$21,319	$4,764	$26,083
August 24, 2015	August 31, 2015	0.002740	27,463	8,554	36,017
September 24, 2015	September 30, 2015	0.002740	42,757	20,283	63,040
			$91,539	$33,601	$125,140

Terra Income Fund 6, Inc.

Notes to Financial Statements

Note 11. Financial Highlights

The following is a schedule of financial highlights for the period from June 24, 2015 (date that the Minimum Offering Requirement was met) through September 30, 2015:

For the period from June 24, 2015 (date that the Minimum Offering Requirement was met) through September 30, 2015
Per share data:
Net asset value at beginning of period	10.97
Results of operations(1)
Net investment income	0.05
Net realized and unrealized appreciation (depreciation) on investments	—
Net increase in net assets resulting from operations	0.05
Shareholder distributions(2)
Dividends declared from return of capital	(0.27)
Net decrease in net assets resulting from shareholder distributions	(0.27)
Capital share transactions
Other(3)	0.22
Net increase in net assets resulting from capital share transactions	0.22
Net asset value, end of period	$10.97
Shares outstanding at end of period
Total return(4)	(10.36)%
Ratio/Supplemental data:
Net assets, end of period	$10,161,072
Ratio of net investment income to average net assets(5)	1.33%
Ratio of operating expenses to average net assets(5)	2.81%

(1)	For the year ended September 30, 2015, the weighted average shares is based on shares outstanding from June 24, 2015 (date that the Minimum Offering Requirement was met) through September 30, 2015.
(2)	The per share data for distributions reflects the actual amount of distributions declared per share during the period.
(3)	Represents the impact of the different share amounts used in calculating per share data as a result of calculating certain per share data based upon the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(4)	Total return is calculated assuming a purchase of shares of common stock at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP.
(5)	For the year ended September 30, 2015, excluding the expense support and conditional reimbursement, the ratios of net investment income and operating expenses to average net assets are (73.82)% and 77.96%, respectively.

Terra Income Fund 6, Inc.

Notes to Financial Statements

Note 12. Selected Quarterly Financial Data (unaudited)

	For the quarter ended
	September 30, 2015	June 30, 2015	March 31, 2015(1)	December 31, 2014(1)
Total investment income	$66,077	$96	$311	$338
Total operating expenses	$1,234,064	$268,625	$209,655	$38,584
Less: Expense Reimbursement from Advisor	$(1,174,487)	$(515,813)	$—	$—
Net expenses	$59,577	$(247,188)	$209,655	$38,584
Net investment income (loss)	$6,500	$247,284	$(209,344)	$(38,246)
Net gain (loss) on investments	$—	$—	$—	$—
Net increase (decrease) in net assets resulting from operations	$6,500	$247,284	$(209,344)	$(38,246)
Net investment income per share	$0.01	$1.44	N/A	N/A
Net increase in net assets resulting from operations per share	$0.01	$1.44	N/A	N/A
Net asset value per share at period end	$10.97	$11.06	N/A	N/A

(1)	Per share data is not presented for periods before June 24, 2015, the date the Company met the Minimum Offering Requirement.

During the three months ended September 30, 2015, the Company identified approximately $0.3 million of marketing expenses that had previously been recorded as deferred offering costs as of June 30, 2015. This amount, if presented as of June 30, 2015 would have been offset by an additional expense reimbursement by the advisor of approximately $0.3 million. As a result, the Company recorded adjustments of approximately $0.3 million each to its marketing expenses and expense reimbursement in the three months ended September 30, 2015 to correct the error. The Company did not consider these adjustments to be material to the three and nine months ended June 30, 2015.

Note 13. Subsequent Events

The management of the Company has evaluated events and transactions through December 24, 2015, the date the financial statements were issued, and has determined that there are no material events that would require adjustment to or disclosure in the Company’s financial statements other than those listed below.

From October 1, 2015 through December 24, 2015, the Company has issued 738,045 shares of common stock including shares issued pursuant to the DRIP. Total gross proceeds from these issuances including proceeds from shares issued pursuant to the DRIP were approximately $9.1 million.

On November 11, 2015, and effective as December 1, 2015, the Board approved a change to a certain aspect of our share pricing policy such that, once we have raised gross offering proceeds in excess of $125 million, or prior to then in the sole discretion of our Board, in the event of a material decline in our NAV per share, which we consider to be a 2.5% decrease below our then-current net offering price, we will reduce our offering price to establish a new net offering price not more than 2.5% above our NAV per share.

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this annual report on Form 10-K:

(1) Financial Statements

Terra Income Fund 6, Inc. Financial Statements:

(2) Financial Statement Schedules

None.

(3) Exhibits

3.1	Articles of Amendment and Restatement of Terra Income Fund 6, Inc. (incorporated by reference to Exhibit (a) to Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-202399) filed with the SEC on May 12, 2015).
3.2	Amended and Restated Bylaws of Terra Income Fund 6, Inc. (incorporated by reference to Exhibit (b) to Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-202399) filed with the SEC on May 12, 2015).
4.1	Form of Subscription Agreement (incorporated by reference to Supplement No. 3 dated July 2, 2015, to the Final Prospectus dated April 20, 2015, (File No. 333-202399) filed with the SEC on July 2, 2015).
4.2	Distribution Reinvestment Plan (incorporated by reference to Exhibit (e) to Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-202399) filed with the SEC on May 12, 2015).
10.1	Investment Advisory and Administrative Services Agreement, dated as of April 20, 2015, by and between Terra Income Fund 6, Inc. and Terra Income Advisors, LLC (incorporated by reference to Exhibit (g)(1) to Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-202399) filed with the SEC on May 12, 2015).
10.2	Dealer Manager Agreement, dated as of April 20, 2015, by and among Terra Income Fund 6, Inc., Terra Income Advisors, LLC and Terra Capital Markets, LLC (incorporated by reference to Exhibit (h)(1) to Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-202399) filed with the SEC on May 12, 2015).
10.3	Form of Selected Dealer Agreement (incorporated by reference to Exhibit (h)(2) to Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-202399) filed with the SEC on May 12, 2015).
10.4	Custody Agreement by and between Terra Income Fund 6, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 4, 2015).

10.5	Escrow Agreement, dated as of April 20, 2015, by and among Terra Income Fund 6, Inc., UMB Bank, N.A. and Terra Capital Markets, LLC (incorporated by reference to Exhibit (k)(1) to Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-202399) filed with the SEC on May 12, 2015).
10.6	Expense Support Agreement dated as of June 30, 2015 by and between Terra Income Fund 6, Inc. and Terra Capital Advisors, LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on July 2, 2015).
14	Code of Business Conduct and Ethics dated as of March 9, 2015 (incorporated by reference to 99(r) to Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-202399) filed with the SEC on May 12, 2015).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 24, 2015

TERRA INCOME FUND 6, INC.
By: /s/ Bruce D. Batkin Bruce D. Batkin Chief Executive Officer (Principal Executive Officer)
By: /s/ Gregory M. Pinkus Gregory M. Pinkus Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Simon J. Mildé Simon J. Mildé	Chairman and Director	December 24, 2015
/s/ Bruce D. Batkin Bruce D. Batkin	Chief Executive Officer (Principal Executive Officer)	December 24, 2015
/s/ Gregory M. Pinkus Gregory M. Pinkus	Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	December 24, 2015
/s/ Michael L. Evans Michael L. Evans	Director	December 24, 2015
/s/ Richard B. Jennings Richard B. Jennings	Director	December 24, 2015
/s/ Robert E. Marks Robert E. Marks	Director	December 24, 2015