Form 10-Q
period 2015-12-31
Terra Income Fund 6, Inc.
filed 2016-02-10
CIK 1577134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2015

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

As of February 10, 2016, the registrant had 2,135,821 shares of common stock, $0.001 par value, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Terra Income Fund 6, Inc.

Statements of Assets and Liabilities

	December 31,	September 30,
	2015	2015
	(Unaudited)

Assets
Investments, at fair value (cost of $20,800,000 and $0 at December 31, 2015 and September 30, 2015, respectively)	$20,800,000	$-
Investment through participation interest, at fair value (cost of $2,000,000 and $2,000,000 at December 31, 2015 and September 30, 2015, respectively)	2,000,000	2,000,000
Cash	12,178,222	8,248,797
Cash, restricted	2,048,548	-
Deferred offering costs	683,418	1,038,951
Due from Adviser	1,137,901	918,129
Prepaid expenses	42,764	31,404
Interest receivable	85,122	20,000
Total assets	38,975,975	12,257,281

Liabilities
Obligations under participation agreements, at fair value (proceeds of $14,300,000 and $0 at December 31, 2015 and September 30, 2015, respectively)	14,300,000	-
Interest reserve and other deposits held on investments	2,048,548	-
Due to Adviser	1,383,942	1,526,552
Accrued expenses	274,880	172,593
Selling commissions and dealer manager fees payable	268,709	63,728
Payable for unsettled stock subscriptions	204,203	316,000
Origination fees, net of accretion	54,482	15,484
Interest payable from obligations under participation agreements	27,872	-
Underwriting deposits	11,396	-
Unearned income	5,046	1,852
Total liabilities	18,579,078	2,096,209
Net assets	$20,396,897	$10,161,072

Commitments and contingencies (See Note 5)
Components of net assets:
Common stock, $0.001 par value, 450,000,000 shares authorized and 1,905,081 and 926,357 shares issued and outstanding at December 31, 2015 and September 30, 2015, respectively	$1,905	$926
Capital in excess of par	20,847,033	10,186,628
Accumulated net investment loss	(452,041)	(26,482)
Net assets	$20,396,897	$10,161,072
Net asset value per share	$10.71	$10.97

See notes to financial statements.

Terra Income Fund 6, Inc.

Statements of Operations

(unaudited)

	For the Three Months Ended December 31,
	2015	2014
Investment income
Interest income	$233,345	$338
Other fee income	11,202	-
Total investment income	$244,547	$338
Operating expenses
Amortization of offering costs	355,533	-
Marketing expenses	253,179	-
Professional fees	220,091	-
Interest expense from obligations under participation agreements	78,822	-
Base management fees	76,018	-
Insurance expense	56,798	-
Directors’ fees	38,750	-
General and administrative expenses	17,546	36
Organization expenses	-	38,548
Other operating expenses (Note 4)	150,124	-
Total operating expenses	1,246,861	38,584
Less: Expense reimbursement from Adviser	(576,755)	-
Net expenses	670,106	38,584
Net investment loss	(425,559)	(38,246)
Net decrease in net assets resulting from operations	$(425,559)	$(38,246)

Per common share data:
Net investment loss per share	$(0.33)	$(2.61)
Net decrease in net assets resulting from operations per share	$(0.33)	$(2.61)
Weighted average common shares outstanding	1,282,925	14,638

See notes to financial statements.

Terra Income Fund 6, Inc.

Statements of Changes in Net Assets

(unaudited)

	For the Three Months Ended December 31,
	2015	2014

Operations
Net investment loss	$(425,559)	$(38,246)
Net decrease in net assets resulting from operations	(425,559)	(38,246)

Shareholder distributions
Dividends from return of capital	(321,405)	-
Net decrease in net assets resulting from shareholder distributions	(321,405)	-

Capital share transactions
Issuance of common stock	11,997,169	50,000
Reinvestment of shareholder distributions	113,650	-
Selling commissions and dealer manager fees	(1,090,682)	-
Offering costs	(37,348)	-
Net increase in net assets resulting from capital share transactions	10,982,789	50,000
Net increase in net assets	10,235,825	11,754
Net assets, at beginning of period	10,161,072	92,324
Net assets, at end of period	$20,396,897	$104,078

Capital Share Activity
Shares outstanding, at beginning of period	926,357	11,111
Shares issued from subscriptions	969,153	4,445
Shares issued from reinvestment of shareholder distributions	9,571	-
Shares outstanding, at end of period	1,905,081	15,556

See notes to financial statements.

Terra Income Fund 6, Inc.

Statements of Cash Flows

(unaudited)

	For the Three Months Ended December 31,
	2015	2014

Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(425,559)	$(38,246)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(20,800,000)	-
Amortization of deferred offering costs	355,533	-

Changes in operating assets and liabilites:
Cash, restricted	(2,048,548)	-
Deferred offering costs	-	(308,855)
Due from Adviser	(219,772)	-
Prepaid expenses	(11,360)	-
Interest receivable	(65,122)	-
Interest reserve and other deposits held on investments	2,048,548	-
Due to Adviser	(142,610)	347,403
Payable for unsettled stock subscriptions	(111,797)	-
Accrued expenses	102,287	-
Interest payable from obligations under participation agreements	27,872	-
Underwriting deposits	11,396	-
Origination fees, net of accretion	38,998	-
Unearned income	3,194	-
Net cash provided by (used in) operating activities	(21,236,940)	302

Cash flows from financing activities:
Proceeds from obligations from obligations under participation agreements	14,300,000	-
Issuance of common stock	11,997,169	50,000
Payment of selling commissions and dealer manager fees	(885,701)	-
Offering costs	(37,348)	-
Payments of shareholder distributions	(207,755)	-
Net cash provided by financing activities	25,166,365	50,000
Net increase in cash	3,929,425	50,302
Cash, at beginning of period	8,248,797	125,000
Cash, at end of period	$12,178,222	$175,302

Supplemental information:
Interest paid during the period	$72,200	$-

Supplemental non-cash information:
Reinvestment of shareholder distributions	$113,650	$-

See notes to financial statements.

Terra Income Fund 6, Inc.

Schedule of Invesments

December 31, 2015

(unaudited)

Portfolio Company (a)	Structure	Collateral Location	Property Type	Interest Rate	Maturity Date	Principal	Amortized Cost	Fair Value (b)	% of Net Assets (c)
Loans:
KOP Hotel XXXI Mezz LP.(d)(e)	Mezzanine loan	US - PA	Hotel	13.00%	12/6/2022	$5,800,000	$5,800,000	$5,800,000	28.4%
QPT 24th Street Mezz LLC (d)(e)	Mezzanine loan	US - NY	Land	12.00% Current/ 2% accrued	6/15/2017	15,000,000	15,000,000	15,000,000	73.6%
Total Loans							$20,800,000	$20,800,000	102.0%

Loans through participation interest:
TSG-Parcel 1, LLC(d)	Participation in First Mortgage (f)	US - CA	Land	12.00%	7/10/2016	$2,000,000	$2,000,000	$2,000,000	9.8%
Total Loans through participation interest							$2,000,000	$2,000,000	9.8%

Total Investments							$22,800,000	$22,800,000	111.8%

(a)	All the Company’s investments are issued by an eligible U.S. portfolio company, as defined in the Investment Company Act of 1940.

(b)

Because there is no readily available market value for these investments, the fair values of these investments are determined in good faith by the board of directors. (See Note 3 in the accompanying notes to the financial statements.) Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

(c)	Percentages are based on net assets of $20,396,897, as of December 31, 2015.
(d)	Participation interest is with Terra Secured Income Fund 5, LLC, a related party fund managed by an affiliate of the Company's sponsor.

(e)	The loan participations from the Company do not qualify for sale accounting under ASC Topic 860 — Transfers and Servicing, and therefore, these loans remain in the Schedule of Investments. See "Obligations under Participation Agreements" in Note 3 in the accompanying notes to the financial statements.
(f)	See "Participation Agreements" in Note 4 in the accompanying notes to the financial statements.

See notes to financial statements.

Terra Income Fund 6, Inc.

Schedule of Invesments

September 30, 2015

Portfolio Company (a)	Structure	Collateral Location	Property Type	Interest Rate	Maturity Date	Principal	Amortized Cost	Fair Value (b)	% of Net Assets (c)
Loans through participation interest
TSG-Parcel 1, LLC	Participation in First Mortgage (d)	US - CA	Land	12.00%	7/10/2016	$2,000,000	$2,000,000	$2,000,000	19.7%
Total Loans through participation interest							$2,000,000	$2,000,000	19.7%
Total Investments through participation interest							$2,000,000	$2,000,000	19.7%

(a)	The Company’s investment is issued by an eligible U.S. portfolio company, as defined in the Investment Company Act of 1940.
(b)

Because there is no readily available market value for these investments, the fair values of these investments are determined in good faith by the board of directors. (See Note 3 in the accompanying notes to the financial statements.) Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

(c)	Percentages are based on net assets of $10,161,072, as of September 30, 2015.
(d)	Participation interest is with Terra Secured Income Fund 5, LLC, a related party fund managed by an affiliate of the Company's sponsor. See "Participation Agreements" in Note 4 in the accompanying notes to the financial statements.

See notes to financial statements.

Terra Income Fund 6, Inc.

Notes to Financial Statements

(unaudited)

Note 1. Principal Business and Organization

Terra Income Fund 6, Inc. (the “Company”) was incorporated under the general corporation laws of the State of Maryland on May 15, 2013. On March 2, 2015, the Company filed a public registration statement on Form N-2 (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) to offer a minimum of 160,000 shares of common stock and a maximum of 80,000,000 shares of common stock in a continuous public offering (the “Offering”). The SEC declared the Registration Statement effective on April 20, 2015. The Company formally commenced operations on June 24, 2015, upon raising gross proceeds in excess of $2.0 million (the “Minimum Offering Requirement”) from sales of shares of its common stock in the Offering, including sales to persons who are affiliated with the Company or its advisor, Terra Income Advisors, LLC (“Terra Income Advisors”). Since commencing the Offering and through December 31, 2015, the Company has sold 1,905,081 shares of common stock, including shares purchased by Terra Capital Partners, LLC, the Company’s sponsor, in both an initial private placement and from the Offering, for gross proceeds of approximately $23.4 million. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company is an externally managed, non-diversified, closed-end management investment company that intends to elect to be taxed for federal income tax purposes, and to qualify annually thereafter, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Company’s investment activities are externally managed by Terra Income Advisors, a private investment firm affiliated with the Company, pursuant to an investment advisory and administrative services agreement (the “Investment Advisory Agreement”), under the oversight of the Company’s board of directors (the “Board”), a majority of whom are independent directors. Terra Income Advisors is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (See Note 4).

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

The Company’s primary investment objectives are to pay attractive and stable cash distributions and to preserve, protect and return capital contributions to stockholders. The Company’s investment strategy is to use substantially all of the proceeds of the Offering to originate and manage a diversified portfolio consisting of (1) commercial real estate loans to U.S. companies qualifying as “eligible portfolio companies” under the 1940 Act, including mezzanine loans, first and second lien mortgage loans, subordinated mortgage loans, bridge loans and other commercial real estate-related loans related to or secured by high quality commercial real estate in the United States and (2) preferred equity real estate investments in U.S. companies qualifying as “eligible portfolio companies” under the 1940 Act. The Company may also purchase select commercial real estate-related debt securities, such as commercial mortgage-backed securities or collateralized debt obligations; provided, however, that the Company will select all investments after considering its ability to qualify to be taxed as a RIC. The Company intends to either directly or through an affiliate, structure, underwrite and originate most of its investments, as it believes that doing so will provide it with the best opportunity to invest in loans that satisfy its standards, establish a direct relationship with the borrower and optimize the terms of its investments. The Company may hold its investments until their scheduled maturity dates or may sell them if able to command favorable terms for their disposition.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation:  The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. The accompanying interim financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X. The Company is an investment company, as defined under U.S. GAAP, and applies accounting and reporting guidance in accordance with Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) Topic 946, Financial Services — Investment Companies (“ASC Topic 946”).

Cash and Cash Equivalents:  The Company considers all highly liquid investments, with maturities of ninety days or less when purchased, as cash equivalents. Cash and cash equivalents held at financial institutions, at times, may exceed the amount insured by the Federal Deposit Insurance Corporation.

Restricted Cash: Restricted cash represents cash held as additional collateral by the Company on behalf of the borrowers related to the investments for the purpose of such borrowers making interest and property-related operating payments. There is a corresponding liability of the same amount on the statement of assets and liabilities called “Interest reserve and other deposits held on investments” as of December 31, 2015.

Organization and Offering Expenses:  Organization expenses are expensed on the Company’s statement of operations. Offering costs prior to the commencement of operations were capitalized on the Company’s statements of assets and liabilities as deferred charges until operations began, and thereafter, are amortized to expense over twelve months on a straight-line basis. Commencement of operations is considered to be June 24, 2015, the date the Company raised the Minimum Offering Requirement. The Company charges all offering costs incurred after the commencement of operations against capital in excess of par value on the statements of assets and liabilities. The Company accrues the organization and offering expenses paid on behalf of Terra Income Advisors as the Company believes they are probable of repayment. (See Note 4).

Investment Transactions and Investment Income (Expense):  The Company records investment transactions on the trade date. Realized gains or losses on dispositions of investments represent the difference between the original cost of the investment, based on the specific identification method, and the proceeds received from the sale or maturity (exclusive of any prepayment penalties). Realized gains and losses and changes in unrealized gains and losses are recognized in the statements of operations. Interest income is accrued based upon the outstanding principal amount and contractual terms of the debt instruments. Interest is accrued on a daily basis. Loan origination fees are capitalized and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. As prepayment(s) or payment(s), partial or full, occurs on an investment, prepayment and exit fee income, respectively, are recognized. All other income is recognized when earned.

Participation interests: The Company follows the guidance in ASC Topic 860 – Transfers and Servicing (“ASC Topic 860”), when accounting for loan participations. Such guidance requires participations interests meet certain criteria in order for the interest transaction to be recorded as a sale. Loan participations from the Company which do not qualify for sale treatment remain on the Company’s statements of assets and liabilities and the proceeds are recorded as obligations under participation agreements. For the investments which participation has been granted, the interest earned on the entire loan balance is recorded within “interest income” and the interest related to the participation interest is recorded within “interest expense on obligations under participation agreements” in the accompanying statements of operations. See “Obligations under Participation Agreements” in Note 3 for additional information.

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

The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its statements of operations. For the three months ended December 31, 2015 and December 31, 2014, the Company did not incur any interest or penalties. Although the Company files federal and state tax returns our major tax jurisdiction is federal. The Company’s inception-to-date federal tax years remain subject to examination by the Internal Revenue Service.

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

The financial statements include investments at fair value of approximately $22.8 million and $2.0 million at December 31, 2015 and September 30, 2015, respectively, and obligations under participation agreements at fair value of approximately $14.3 million and $0.0 million at December 31, 2015 and September 30, 2015, respectively.  These fair values have been determined in good faith by the Company's Board. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments and obligations under participation agreements, and the differences could be material.

Reclassification of Prior Year Presentation:  Certain prior year amounts have been reclassified for consistency with the current period presentation. For the three months ended December 31 2015, the Company concluded that it was appropriate to classify shareholder distributions as a deduction from capital in excess of par. Previously, such shareholder distributions were reported as a reduction of accumulated net investment income (loss). This reclassification does not materially affect previously reported cash flows from operations or from financing activities in the Statement of Cash Flows, and had no effect on the previously reported Statement of Operations. Approximately $0.1 million of shareholder distributions were reclassified as of September 30, 2015.

Recent Accounting Pronouncements:  In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The amendments provide a definition of the term “substantial doubt” and include principles for considering the mitigating effect of management’s plans. The amendments also require an evaluation every reporting period, including interim periods for a period of one year after the date that the financial statements are issued (or available to be issued), and certain disclosures when substantial doubt is alleviated or not alleviated. The amendments in this update are effective for reporting periods ending after December 15, 2016. Management is currently evaluating the impact of adopting this new accounting guidance update on the financial statements

In February 2015, the FASB issued ASU 2015-02, Consolidation (ASC Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 significantly changes the consolidation analysis required under U.S. GAAP and ends the deferral granted to investment companies from applying the variable interest entity guidance. ASU 2015-02 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015 and early adoption is permitted. The Company has evaluated the requirements and believes the adoption of ASU 2015-02 will not have a material impact on its financial statement and disclosures.

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

Note 3. Investments

The following table shows the composition of the investment portfolio, at amortized cost and fair value at December 31, 2015 and September 30, 2015, respectively (with corresponding percentage of total portfolio investments):

	December 31, 2015
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Loans	$20,800,000	91.2%	$20,800,000	91.2%
Loan through participation interest (Note 4)	2,000,000	8.8	2,000,000	8.8
Total	$22,800,000	100.0%	$22,800,000	100.0%

	September 30, 2015
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Loan through participation interest (Note 4)	$2,000,000	100.0%	$2,000,000	100.0%
Total	$2,000,000	100.0%	$2,000,000	100.0%

Obligations under Participation Agreements

The Company has elected the fair value option under ASC Topic 825 — Financial Instruments (“ASC Topic 825”) relating to accounting for debt obligations at their fair value for its obligations under participation agreements which arose due to partial loan sales which did not meet the criteria for sale treatment under ASC Topic 860. The Company employs the same yield approach valuation methodology used for the real-estate related loan investments on the Company’s obligations under participation agreements. As of December 31, 2015, obligations under participation agreements at fair value totaled approximately $14.3 million and the fair value of the loans that are associated with these obligations under participation agreements is approximately $20.8 million. For the three months ended December 31, 2015, there were no repayments on obligations under participation agreements. The weighted average interest rate on the obligations under participation agreements was approximately 13.87% as of December 31, 2015. See “Participation Agreements” in Note 4.

Significant Risk Factors

In the normal course of business, the Company enters into transactions in various financial instruments. The Company’s financial instruments are subject to, but are not limited to, the following risks:

Market Risk

The Company’s investments are highly illiquid and there is no assurance that the Company will achieve its investment objectives, including targeted returns. Due to the illiquidity of the investments, valuation of the investments may be difficult, as there generally will be no established markets for these investments. As the Company's investments are carried at fair value with fair value changes recognized in the statement of operations, all changes in market conditions will directly affect Stockholder’s capital.

Credit Risk

Credit risk represents the potential loss that the Company would incur if the borrowers failed to perform pursuant to the terms of their obligations to the Company. The Company minimizes its exposure to credit risk by limiting exposure to any one individual borrower and any one asset class. Additionally, the Company employs an asset management approach and monitors the portfolio of investments, through, at a minimum, quarterly financial review of property performance including net operating income, loan to value, debt service coverage ratio (“DSCR”) and the debt yield. The Company also requires certain borrowers to establish a cash reserve, as a form of additional collateral, for the purpose of providing for future interest or property-related operating payments.

Mezzanine loans and preferred equity investments are subordinate to senior mortgage loans and, therefore, involve a higher degree of risk. In the event of a default, mezzanine loans and preferred equity investments will be satisfied only after the senior lender's investment is fully recovered. As a result, in the event of a default, the Company may not recover any or all of its investment.

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

Interest Rate Risk

Interest rate risk represents the effect from a change in interest rates, which could result in an adverse change in the fair value of the Company’s interest-bearing financial instruments.

Prepayment Risk

Prepayments can either positively or adversely affect the yields on investments. Prepayments on debt instruments, where permitted under the debt documents, are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond the Company’s control, and consequently, such prepayment rates cannot be predicted with certainty. If the Company does not collect a prepayment fee in connection with a prepayment or is unable to invest the proceeds of such prepayments received, the yield on the portfolio will decline. In addition, the Company may acquire assets at a discount or premium and if the asset does not repay when expected, the anticipated yield may be impacted. Under certain interest rate and prepayment scenarios the Company may fail to recoup fully its cost of acquisition of certain investments.

Use of Leverage

As part of the Company’s investment strategy, the Company may borrow and utilize leverage; however, the Company currently does not utilize leverage in connection with originating or acquiring real estate related loans. The Company may do so in the future if Terra Income Advisors determines that changing the leverage policy is in the best interest of its Stockholders. While borrowing and leverage present opportunities for increasing total return, they may have the effect of potentially creating or increasing losses.

Valuation Methodology

Market quotations are not readily available for the Company’s real estate-related loan investments, all of which are included in level 3 of the fair value hierarchy, and therefore these investments are valued utilizing a yield approach, i.e. a discounted cash flow methodology to arrive at an estimate of the fair value of each respective investment in the portfolio using an estimated market yield. In following this methodology, investments are evaluated individually, and management takes into account, in determining the risk-adjusted discount rate for each of the Company’s investments, relevant factors, including available current market data on applicable yields of comparable debt/preferred equity instruments, market credit spreads and yield curves, the investment’s yield, covenants of the investment, including prepayment provisions, the portfolio company’s ability to make payments, its net operating income, DSCR, the nature, quality, and realizable value of any collateral (and loan to value ratio), the forces that influence the local markets in which the asset (the collateral) is purchased and sold, such as capitalization rates, occupancy rates, rental rates, replacement costs and the anticipated duration of each real estate-related loan investment.

These valuation techniques are applied in a consistent and verifiable manner to all investments that are categorized within Level 3 of the fair value hierarchy and Terra Income Advisors provides the valuation committee of the Board (which is made up exclusively of independent directors) with portfolio security valuations that are based on this discounted cash flow methodology. Valuations are prepared quarterly, or more frequently as needed, with each asset in the portfolio subject to a valuation prepared by a third-party valuation service at a minimum of once during every 12-month period. The valuation committee reviews the preliminary valuation with Terra Income Advisors and, together with an independent valuation firm, if applicable, responds and supplements the preliminary valuation to reflect any comments provided by the valuation committee. The Board discusses valuations and determines the fair value of each investment in the portfolio in good faith based on various statistical and other factors, including the input and recommendation provided by Terra Income Advisors, the valuation committee and any third-party valuation firm, if applicable.

The following table presents fair value measurements of investments, by major class, as of December 31, 2015, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Loans	$—	$—	$20,800,000	$20,800,000
Loan through participation interest	—	—	2,000,000	2,000,000
Total Investments	$—	$—	$22,800,000	$22,800,000

Obligations under Participation Agreements	$—	$—	$14,300,000	$14,300,000

The following table presents fair value measurements of investments, by major class, as of September 30, 2015, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Loan through participation interest	$—	$—	$2,000,000	$2,000,000
Total	$—	$—	$2,000,000	$2,000,000

Changes in Level 3 investments for the three months ended December 31, 2015 were as follows:

	Loans	Loan through participation	Total Investments	Obligations under Participation Agreements
Balance as of September 30, 2015	$—	$2,000,000	$2,000,000	$—
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—
Purchases	20,800,000	—	20,800,000	—
Sales and redemptions	—	—	—	—
Net realized gain (loss) on investments	—	—	—	—
Net change in unrealized appreciation (depreciation) on obligations under participation agreements	—	—	—	—
Proceeds from obligations under participation agreements	—	—	—	14,300,000
Repayments on obligations under participation agreements	—	—	—	—
Net realized gain (loss) on obligations under participation agreements
Balance as of December 31, 2015	$20,800,000	$2,000,000	$22,800,000	$14,300,000
Unrealized gain (loss) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	—	—	—	—
Net change in unrealized gain (loss)	$—	$—	$—	$—

Purchases represent the acquisition of new investments at cost. Redemptions represent principal payments received during the period.

Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur. For the three months ended December 31, 2015, there were no transfers.

Changes in Level 3 investments for the year ended September 30, 2015 were as follows:

	Loan through participation	Total Investments
Balance as of October 1, 2014	$—	$—
Net change in unrealized appreciation (depreciation) on investments	—	—
Purchase of participation interest and other adjustments to cost	2,000,000	2,000,000
Sales and redemptions	—	—
Net realized gain (loss)	—	—
Balance as of September 30, 2015	$2,000,000	$2,000,000
Unrealized gain (loss) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$—	$—

Purchases represent the acquisition of new investments at cost. Redemptions represent principal payments received during the period.

Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur. For the year ended September 30, 2015, there were no transfers.

Significant Unobservable Inputs

The following table summarizes the significant unobservable inputs used by the Company to value the Level 3 investments as of December 31, 2015. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

		Primary Valuation		Range		Weighted
Asset Category	Fair Value	Technique	Unobservable Inputs	Minimum	Maximum	Average
Assets:
Loans	$20,800,000	Discounted cash flow	Yield based on the Investment’s Position in the Capital Structure
			Capital Structure Discount Rate	11.00%	11.00%	11.00%
			Transitional DSCR Add-on	0.00%	3.00%	2.16%
			Property and Market quality add-on	0.00%	0.75%	0.54%
			Yield based on Risk Adjusted Discount Rate
			Interpolated Swap Rate	0.47%	0.61%	0.51%
			Debt-structure based add-on	4.00%	4.00%	4.00%
			Market position loan spread	10.53%	10.61%	10.55%
			Transitional DSCR Add-on	0.00%	3.00%	2.16%
			Property and market quality add-on	0.00%	0.75%	0.54%
Loan through participation interest	$2,000,000	Discounted cash flow	Yield based on the Investment’s Position in the Capital Structure
			Capital Structure Discount Rate	6.50%	6.50%	6.50%
			Transitional DSCR Add-on	3.00%	3.00%	3.00%
			Property and Market quality add-on	0.00%	0.00%	0.00%
			Yield based on Risk Adjusted Discount Rate
			Interpolated Swap Rate	0.87%	0.87%	0.87%
			Debt-structure based add-on	0.00%	0.00%	0.00%
			Market position loan spread	6.87%	6.87%	6.87%
			Transitional DSCR Add-on	3.00%	3.00%	3.00%
			Property and market quality add-on	0.00%	0.00%	0.00%
Total Level 3 Assets	$22,800,000

Liabilities:
Obligations under Participation Agreements	$14,300,000	Discounted cash flow	Yield based on the Investment’s Position in the Capital Structure
			Capital Structure Discount Rate	11.00%	11.00%	11.00%
			Transitional DSCR Add-on	0.00%	3.00%	2.62%
			Property and Market quality add-on	0.00%	0.75%	0.66%
			Yield based on Risk Adjusted Discount Rate
			Interpolated Swap Rate	0.47%	0.61%	0.49%
			Debt-structure based add-on	4.00%	4.00%	4.00%
			Market position loan spread	10.53%	10.61%	10.54%
			Transitional DSCR Add-on	0.00%	3.00%	2.62%
			Property and market quality add-on	0.00%	0.75%	0.66%

The following table summarizes the significant unobservable inputs used by the Company to value the Level 3 investments as of September 30, 2015. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

		Primary Valuation		Range		Weighted
Asset Category	Fair Value	Technique	Unobservable Inputs	Minimum	Maximum	Average
Loan through participation interest	$2,000,000	Discounted cash flows	Yield based on the investment’s position in the capital structure:
			Capital structure discount rate	6.50%	6.50%	6.50%
			Transitional DSCR Add-on	3.00%	3.00%	3.00%
			Property and market quality add-on	0.00%	0.00%	0.00%
			Yield based on risk adjusted discount rate:
			Interpolated swap rate	0.69%	0.69%	0.69%
			Debt-structure based add-on	0.00%	0.00%	0.00%
			Market position loan spread	6.69%	6.69%	6.69%
			Transitional DSCR Add-on	3.00%	3.00%	3.00%
			Property and market quality add-on	0.00%	0.00%	0.00%

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

The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears based upon the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter. The subordinated incentive fee on income is subject to a quarterly hurdle rate, expressed as a rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 2.0% (8.0% annualized), subject to a “catch up” feature. For this purpose, “pre-incentive fee net investment income” means interest income, dividend income and any other income (including any other fees, other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses reimbursed to Terra Income Advisors under the Investment Advisory Agreement and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The calculation of the subordinated incentive fee on income for each quarter is as follows:

•	No incentive fee is payable to Terra Income Advisors in any calendar quarter in which the Company’s pre-incentive fee net investment income does not exceed the hurdle rate of 2.0% (8.0% annualized);

•	100% of the Company’s pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than or equal to 2.5% in any calendar quarter (10.0% annualized) is payable to Terra Income Advisors, all or any portion of which may be waived or deferred in Terra Income Advisors’ discretion. This portion of the pre-incentive fee net investment income (which exceeds the hurdle rate but is less than or equal to 2.5%) is referred to as the “catch-up.” The “catch-up” provision is intended to provide Terra Income Advisors with an incentive fee of 20.0% on all of the Company’s pre-incentive fee net investment income when the Company’s pre-incentive fee net investment income reaches 2.5% in any calendar quarter; and

•	20.0% of the amount of the Company’s pre-incentive fee net investment income, if any, that exceeds 2.5% in any calendar quarter (10.0% annualized) is payable to Terra Income Advisors once the hurdle rate is reached and the catch-up is achieved.

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

For the three months ended December 31, 2015, the Company incurred approximately $0.1 million of management fees. For the three months ended December 31, 2014, the Company did not incur management fees.

For the three months ended December 31, 2015 and 2014, the Company did not incur any incentive fees related to net investment income or capital gains.

The services to be provided by Terra Income Advisors are expected to include, but are not limited to, accounting and administrative services. The Company is expected to reimburse Terra Income Advisors for the costs incurred by Terra Income Advisors to provide these services.

Operating Expenses

The Company reimburses Terra Income Advisors for operating expenses incurred in connection with administrative services provided to the Company, including compensation to administrative personnel. The Company does not reimburse Terra Income Advisors for personnel costs in connection with services for which Terra Income Advisors receives a separate fee. In addition, the Company does not reimburse the Terra Income Advisors for (i) rent or depreciation, capital equipment or other costs of its own administrative items, or (ii) salaries, fringe benefits, travel expenses and other administrative items incurred or allocated to any controlling person of Terra Income Advisors. For the three months ended December 31, 2015 and December 31, 2014, as reflected in “Other operating expenses” on the statements of operations, the Company accrued approximately $0.15 million and $0.0 million, respectively, in reimbursable operating expenses to Terra Income Advisors.

Organization and Offering Expenses

For the three months ended December 31, 2015 and December 31, 2014, Terra Income Advisors, on behalf of the Company, incurred organization costs of approximately $0.0 million and $0.04 million, respectively.

As of December 31, 2015 and September 30, 2015, Terra Income Advisors, on behalf of the Company, incurred cumulative organization costs of approximately $0.2 million and $0.2 million, respectively. As of December 31, 2015 and September 30, 2015, Terra Income Advisors, on behalf of the Company, incurred cumulative offering costs of approximately $1.6 million and $1.5 million, respectively. Offering expenses consist of costs paid by Terra Income Advisors that are directly related to the registration and offering of the Company’s shares, including registration fees, legal fees and printing costs. Organization costs include those expenses paid by Terra Income Advisors for the legal organization, drafting and filing of the Company’s charter and other governance documents and include, but are not limited to, legal, accounting and filing fees.

Upon meeting the Minimum Offering Requirement, Terra Income Advisors is responsible for the payment of the Company’s cumulative organization and offering expenses to the extent such expenses exceed 1.5% of the gross proceeds from the Offering, without recourse against or reimbursement by the Company. As a result, Terra Income Advisors will bear all organization and offering expenses in excess of 1.5% of the gross proceeds from the Offering. Through December 31, 2015, the Company believes that it is highly likely that it will raise sufficient funds to reimburse Terra Income Advisors in full for all cumulative organization and offering expenses incurred to date and has accrued those expenses and costs. As of December 31, 2015, the unreimbursed amount in excess of the 1.5% threshold was approximately $1.4 million and is included in Due to Adviser on the statement of assets and liabilities. As of September 30, 2015, the unreimbursed amount in excess of the 1.5% threshold was approximately $1.5 million and included in Due to Adviser on the statement of assets and liabilities. For the three months ended December 31, 2015, the Company made reimbursement payments of approximately $0.1 million to Terra Income Advisors for offering costs incurred on behalf of the Company.

Dealer Manager Agreement

On April 20, 2015, the Company entered into a dealer manager agreement (the “Dealer Manager Agreement”) with the Terra Capital Markets, an affiliate of Terra Income Advisors, to serve as the dealer manager of the Offering. As dealer manager, Terra Capital Markets will be responsible for marketing the Company’s shares being offered pursuant to the Offering. In this role, it will manage a group of selling dealers, including other unaffiliated broker-dealers who enter into Selected Dealer Arrangements with Terra Capital Markets. Terra Capital Markets is expected to receive selling commissions of 6.0% of gross proceeds from the Offering, dealer manager fees of up to 3.0% of gross proceeds from the Offering and broker-dealer fees of up to 1.0% of gross proceeds from the Offering for reimbursement of marketing and expenses, in connection with the sale of shares of common stock in the Offering, all or a portion of which may be re-allowed to selected broker-dealers for marketing and expenses. For the three months ended December 31, 2015, the Company accrued approximately $1.1 million and, of this amount, approximately $0.7 million was paid to selected broker-dealers under the Dealer Manager Agreement.

Expense Support Agreement

On June 30, 2015, the Company entered into an expense support agreement (the “Expense Support Agreement”) with Terra Income Advisors, whereby Terra Income Advisors may pay up to 100% of the Company’s costs and expenses, including all fees payable to Terra Income Advisors pursuant to the Investment Advisory Agreement from inception until the Company and Terra Income Advisors mutually agree otherwise. This payment (the “Expense Support Payment”) for any month shall be paid by Terra Income Advisors to the Company in any combination of cash or other immediately available funds, and/or offsets against amounts due from the Company to Terra Income Advisors. The purpose of the Expense Support Payment is to reduce offering and operating expenses until the Company has achieved economies of scale sufficient to ensure that the Company is able to bear a reasonable level of expense in relation to investment income. Operating expenses subject to the Expense Support Agreement include expenses as defined by U.S. GAAP, including, without limitation, fees payable to Terra Income Advisors and interest on indebtedness for such period, if any.

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

The following table provides information regarding the expenses that the parties to the agreement determined would be incurred by Terra Income Advisors pursuant to the Expense Support Agreement:

Three months ended	Amount of Expense Reimbursement Payment	Annualized Operating Expense Ratio as of the Date of Expense Reimbursement Payment	Annualized Rate of Distributions Per Share(1)	Reimbursement Eligibility Expiration
June 30, 2015	$515,813	24.53%	8.00%	June 30, 2018
September 30, 2015	1,174,487	66.63%	8.00%	September 30, 2018
December 31, 2015(2)	576,755	15.60%	8.00%	December 31, 2018

(1)	The annualized rate of distributions per share is expressed as a percentage equal to the projected annualized distribution amount as of December 31, 2015 (which is calculated by annualizing the regular daily cash distribution per share as of December 31, 2015 without compounding), divided by the Company’s public offering price per share as of December 31, 2015.

(2)	The expense reimbursement payment amount of $576,755 represents the total of the twice monthly expense reimbursement payments through November 30, 2015. The annualized operating expense ratio of 15.60% represents the ratio average of such twice monthly expense reimbursement payment dates.

For the three months ended December 31, 2015 and December 31, 2014, the Company accrued Expense Support Payments of approximately $0.6 million and $0.0 million, respectively, which are included in the statements of operations.

As of December 31, 2015, the Company accrued cumulative Expense Support Payments of approximately $2.3 million, which is included in Due from Adviser on the statements of assets and liabilities, net of approximately $1.1 million of the Company’s operating expenses that were funded by and are currently due to Terra Income Advisors and organization and offering costs, to the extent that such previously unreimbursed costs were not previously repaid and do not exceed 1.5% of gross offering proceeds.

As of September 30, 2015, the Company had accrued cumulative Expense Support Payments of approximately $1.7 million which is included in Due from Adviser on the statements of assets and liabilities, net of approximately $0.8 million of the Company’s operating expenses that were funded by and are currently due to Terra Income Advisors and organization and offering costs, to the extent that such previously unreimbursed costs were not previously repaid and do not exceed 1.5% of gross offering proceeds.

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

ASC 860, Transfers and Servicing, establishes accounting and reporting standards for transfers of financial assets. ASC 860-10 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Company has determined that the participation agreements it enters into are accounted for as secured borrowings under ASC 860 (See “Participation interests” in Note 2 and “Obligations under Participation Agreements” in Note 3).

Participation interest purchased by the Company: As of December 31, 2015 and September 30, 2015, the Company held an 11.11% participating interest (or $2,000,000 face value) in a loan to TSG-Parcel 1, LLC. This investment is held in the name of Terra Secured Income Fund 5, LLC, but the Company’s rights and obligations, including interest income and other income (e.g., exit fee and prepayment income) and related fees/expenses are based upon its respective pro-rata participation interest in such investment, as specified in the respective Participation Agreement (the “PA”). The Company’s share of the investment is repayable only from the proceeds received from the related borrower/issuer of the investment, and therefore the Company is also subject to the credit risk (i.e., risk of default by the underlying borrower/issuer).

Pursuant to the PA, the affiliated fund receives and allocates the interest income and other related investment incomes in respect of the investment to the Company. The Company pays related expenses (i.e., base management fees) directly to Terra Income Advisors.

Transfers of participation interests by the Company: The following table summarizes the investments that were subject to PAs with affiliated entities as of December 31, 2015:

			Transfers treated as obligations under participation agreements
	Principal	Fair Value	% Transferred	Principal	Fair Value
KOP Hotel XXXI Mezz LP.	$5,800,000	$5,800,000	31.0%	$1,800,000	$1,800,000
QPT 24th Street Mezz LLC	15,000,000	15,000,000	83.3%	12,500,000	12,500,000
Total	$20,800,000	$20,800,000		$14,300,000	$14,300,000

As of September 30, 2015, the Company did not have transfers of participation interests with affiliated entities.

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

Note 5. Commitments and Contingencies

In the ordinary course of business, the Company may enter into future funding commitments. As of December 31, 2015 and September 30, 2015, the Company had no unfunded commitments.

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

Note 6. Income Taxes

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

The following table reconciles net increase in net assets resulting from operations to taxable income:

	For the three months ended December 31,
	2015	2014
Net increase in net assets resulting from operations	$(425,559)	$(38,246)
Net change in unrealized (appreciation) depreciation on investments	—	—
Amortization of offering costs	355,533	—
Expense reimbursement from Adviser	(576,755)	—
Other temporary differences	36,279	37,361
Total taxable income (loss)	$(610,502)	$(885)

The following table reflects, for tax purposes, the estimated sources of the cash distributions that the Company has paid on its common stock during the three months ended December 31, 2015 and December 31, 2014:

	Three months ended December 31,
	2015		2014
Source of Distribution	Distribution Amount(1)	Percentage	Distribution Amount(1)	Percentage

Return of capital from offering proceeds	$321,405	100.0%	$—	—%
Return of capital from borrowings	—	—	—	—
Ordinary Income	—	—	—	—
Return of capital (other)	—	—	—	—
Distributions on a tax basis:	$321,405	100.0%	$—	—%

(1)	The Distribution Amount and Percentage reflected for December 31, 2015 are estimated figures. The actual source of distributions for the fiscal year ending 2016 will be calculated in connection with the Company’s year-end procedures.

As of December 31, 2015, the Company did not have differences between book basis and tax basis cost of investments.

Note 7. Directors Fees

The Company’s directors who do not also serve in an executive officer capacity for the Company or Terra Income Advisors are entitled to receive annual cash retainer fees, fees for attending board and committee meetings and annual fees for serving as a committee chairperson. These directors receive an annual fee of $20,000, plus $2,500 for each board meeting attended in person, $1,000 for each board meeting attended via teleconference and $1,000 for each committee meeting attended. In addition, the chairman of the audit committee receives an annual fee of $7,500 and the chairman of each of the nominating and corporate governance and the valuation committees, and any other committee, receives an annual fee of $2,500 for their additional services. For the three months ended December 31, 2015 and 2014, the Company accrued approximately $0.04 million and $0.0 million for directors’ fees expense, respectively.

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

Note 8. Capital

The Company entered into a stock purchase agreement with Terra Capital Partners, the Company’s sponsor. On September 19, 2014, pursuant to a private placement, Terra Capital Partners contributed cash consideration of $125,000 to purchase approximately 11,111 shares of common stock at $11.25 per share. On October 20, 2014, pursuant to a private placement, Terra Capital Partners contributed an additional $50,000 in cash to purchase approximately 4,445 additional shares of common stock at $11.25 per share. As of December 31, 2015, the Company had 1,905,081 shares of common stock outstanding.

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

On November 11, 2015, and effective December 1, 2015, the Board approved a change to a certain aspect of the Company’s share pricing policy such that, once it raised gross offering proceeds in excess of $125 million, or prior to then in the sole discretion of the Board, in the event of a material decline in the NAV per share, which the Company’s considers to be a 2.5% decrease below the then-current net offering price, the Company will reduce the offering price to establish a new net offering price not more than 2.5% above the NAV per share.

Note 9. Net Increase in Net Assets

Earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period.

The following information sets forth the computation of the weighted average net increase in net assets per share from operations for the three months ended December 31, 2015 and 2014:

	For the three months ended December 31,
Basic	2015	2014
Net decrease in net assets resulting from operations	$(425,559)	$(38,246)
Weighted average common shares outstanding	1,282,925	14,638
Net decrease in net assets resulting from operations per share	$(0.33)	$(2.61)

Note 10. Distributions

Dividends from net investment income and capital gain distributions are determined in accordance with U.S. federal income tax regulations, which differ from U.S. GAAP.

The following table reflects the Company’s distributions for the three months ended December 31, 2015:

Record Date	Payment Date	Per Share Per Day	Distributions Paid in Cash	Distributions Paid through the DRIP	Total Distributions Paid/Accrued
October 20, 2015	October 31, 2015	$0.002740	$56,467	$27,330	$83,797
November 20, 2015	November 30, 2015	0.002740	66,042	37,026	103,068
December 20, 2015	December 31, 2015	0.002740	85,246	49,294	134,540
			$207,755	$113,650	$321,405

The Company made no distributions for the three months ended December 31, 2014.

Note 11. Financial Highlights

The following is a schedule of financial highlights for the three months ended December 31, 2015:

For the three months ended December 31, 2015 (1)
Per share data:
Net asset value at beginning of period	$10.97
Results of operations:
Net investment loss	$(0.33)
Net realized and unrealized appreciation (depreciation) on investments	—
Net decrease in net assets resulting from operations	$(0.33)
Shareholder distributions(2):
Dividends declared from return of capital	(0.25)
Net decrease in net assets resulting from shareholder distributions	(0.25)
Capital share transactions:
Other(3)	0.32
Net increase in net assets resulting from capital share transactions	0.32
Net asset value, end of period	$10.71
Shares outstanding at end of period	1,905,081
Total return(4)	0.01%
Ratio/Supplemental data:
Net assets, end of period	$20,396,897
Ratio of net investment income to average net assets(5)	(11.08)%
Ratio of operating expenses to average net assets(5)	17.45%
Portfolio turnover	0.0%

(1)	Operations commenced on June 24, 2015 and, as such, only information for the three months ended December 31, 2015 is presented.

(2)	The per share data for distributions reflects the actual amount of distributions declared per share during the period.

(3)	Represents the impact of the different share amounts used in calculating per share data as a result of calculating certain per share data based upon the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.

(4)	Total return is calculated assuming a purchase of shares of common stock at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP.

(5)	For the three months ended December 31, 2015, excluding the expense support and conditional reimbursement, the annualized ratios of net investment income and operating expenses to average net assets are (26.10)% and 32.47%, respectively.

Note 12. Subsequent Events

The management of the Company has evaluated events and transactions through February 10, 2016, the date the financial statements were issued, and has determined that there are no material events that would require adjustment to or disclosure in the Company’s financial statements other than those listed below.

From January 1, 2016 through February 10, 2016, the Company issued 230,741 shares of common stock including shares issued pursuant to the DRIP. Total gross proceeds from these issuances including proceeds from shares issued pursuant to the DRIP were approximately $2.9 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with our unaudited financial statements and related notes thereto and other financial information included elsewhere in this quarterly report on Form 10-Q. In this report, “we,” “us” and “our” refer to Terra Income Fund 6, Inc.

FORWARD-LOOKING STATEMENTS

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q may include, but are not limited to, statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of the investments that we expect to make;

•	the ability of our portfolio companies to achieve their objectives;

•	our current and expected financings and investments;

•	the adequacy of our cash resources, financing sources and working capital;

•	the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	actual and potential conflicts of interest with any of the following affiliated entities: Terra Income Advisors, LLC, our investment adviser (“Terra Income Advisors”), Terra Capital Partners, LLC, our sponsor, Terra Secured Income Fund, LLC; Terra Secured Income Fund 2, LLC; Terra Secured Income Fund 3, LLC; Terra Secured Income Fund 4, LLC; Terra Secured Income Fund 5, LLC; Terra Secured Income Fund 5 International; Terra Capital Advisors, LLC; Terra Capital Advisors 2, LLC; or any of their affiliates;

•	the dependence of our future success on the general economy and its effect on our investments;

•	our use of financial leverage;

•	the ability of Terra Income Advisors, LLC to locate suitable investments for us and to monitor and administer our investments;

•	the ability of Terra Income Advisors, LLC or its affiliates to attract and retain highly talented professionals;

•	our ability to elect to be taxed as, and maintain thereafter, our qualification as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”) and as a business development company under the Investment Company Act of 1940;

•	the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations issued thereunder;

•	the effect of changes to tax legislation and our tax position; and

•	the tax status of the enterprises in which we invest.

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in our Annual Report Form 10-K. Other factors that could cause actual results to differ materially include:

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

Overview

We were incorporated under the general corporation laws of the State of Maryland on May 15, 2013 and commenced operations on June 24, 2015, upon the raising of gross proceeds in excess of $2.0 million from sales of shares of our common stock in our continuous public offering, including sales to persons who are affiliated with us or Terra Income Advisors (the “Minimum Offering Requirement”). We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and intends to be taxed for federal income tax purposes, beginning with our taxable year ended September 30, 2015, and to qualify annually thereafter, as a RIC under Subchapter M of the Code. Prior to satisfying the Minimum Offering Requirement, we had no operations except for matters relating to our organization and registration.

Our investment activities are externally managed by Terra Income Advisors and supervised by our board of directors (the “Board”), a majority of whom are independent. Under the investment advisory and administration services agreement (the “Investment Advisory Agreement”), we have agreed to pay Terra Income Advisors an annual base management fee based on our average quarterly gross assets, as well as incentive fees based on our performance. (See Note 4 Related Party Transactions).

Also, we have agreed to pay selling commissions, broker-dealer fees and a dealer manager fee, and to reimburse Terra Income Advisors for our organization and offering expenses up to a maximum amount equal to 1.5% of the gross proceeds from our continuous public offering of our company stock (the “Offering”). Terra Income Advisors will bear all organization and offering expenses in excess of this amount.

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

Portfolio Investment Activity for the Three Months Ended December 31, 2015

For the three months ended December 31, 2015, we invested approximately $20.8 million in two new loans and had no exits or repayments, resulting in net investments of approximately $20.8 million for the period. Our portfolio composition, based on fair value at December 31, 2015 was as follows:

	December 31, 2015
	Percentage of Total Portfolio	Weighted Average Yield(1)
Loans	91.2%	13.72%
Loan through participation interest	8.8	12.00
Total	100.0%	13.57%

(1)	Based upon the par value of our debt investments.

For the year ended September 30, 2015, we made a $2.0 million investment through a participation interest with Terra Secured Income Fund 5, LLC in a new portfolio company and had no exits or repayments, resulting in a net investment of approximately $2.0 million for the period. Our portfolio composition, based on fair value at September 30, 2015 was as follows:

	September 30, 2015
	Percentage of Total Portfolio	Weighted Average Yield(1)
Loan through participation interest	100.0%	12.0%
Total	100.0%	12.0%

(1)	Based upon the par value of our debt investments.

The following table presents the fair value measurements at December 31, 2015:

	December 31, 2015
	Investments at Fair Value	Percentage of Total Portfolio
Loans	$20,800,000	91.2%
Loan through participation interest	2,000,000	8.8
Total	$22,800,000	100.0%

The following table presents the fair value measurements at September 30, 2015:

	September 30, 2015
	Investments at Fair Value	Percentage of Total Portfolio
Loan through participation interest	$2,000,000	100.0%
Total	$2,000,000	100.0%

Obligations under Participation Agreements

We may enter into participation agreements with related parties, primarily other affiliated funds of Terra Income Advisors. The purpose of the participation agreements is to allow us and an affiliate to originate a specified investment when, individually, we do not have the liquidity to do so or to achieve a certain level of portfolio diversification. We may transfer portions of its investments to other participants or it may be a participant to an investment held by another entity.

Certain partial loan sales do not qualify for sale accounting under ASC Topic 860 because these sales do not meet the definition of a “participating interest,” as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain as an investment on the accompanying statements of assets and liabilities and the portion sold is recorded as obligations under participation agreements in the liabilities section of the statements of assets and liabilities.

As of December 31, 2015, obligations under participation agreements at fair value totaled $14.3 million and the fair value of the loans that are associated with these obligations under participation agreements was $20.8 million. During the three months ended December 31, 2015, there were no repayments on obligations under participation agreements. The weighted average interest rate on our obligations under participation agreements was approximately 13.87%.

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

Operating results for the three months ended December 31, 2015 and 2014 are as follows:

	For the three months ended December 31,
	2015	2014
Total investment income	$244,547	$338
Total operating expenses	1, 246,861	38,584
Less: Expense reimbursement from Adviser	(576,755)	—
Net expenses	670,106	38,584
Net investment loss	(425,559)	(38,246)
Net decrease in net assets resulting from operations	$(425,559)	$(38,246)

Investment Income

For the three months ended December 31, 2015, total investment income was $0.2 million and was attributable to three loans made for $22.8 million with a weighted average annual interest rate of 13.57%

Operating Expenses

The composition of our operating expenses for the three months ended December 31, 2015 and 2014 were as follows:

	For the three months ended December 31,
	2015	2014
Amortization of offering costs	$355,533	$—
Marketing expenses	253,179	—
Professional fees	220,091	—
Interest expense from obligations under participation agreements	78,822	—
Base Management fees	76,018	—
Insurance expense	56,798	—
Directors’ fees	38,750	—
General and administrative expenses	17,546	36
Organization expenses	—	38,548
Other operating expenses	150,124	—
Operating expenses, before expense reimbursement	1,246,861	38,584
Expense reimbursement from Adviser	(576,755)	—
Total operating expenses, net of expense reimbursement	$670,106	$38,584

For the three months ended December 31, 2015 and December 31, 2014, total operating expenses were approximately $1.2 million and $0.04 million, respectively. Our primary operating expenses include the amortization of offering costs, marketing expenses, which include the costs of educational and training seminars and other marketing related expenses, professional fees, interest expense from obligations under participation agreements, base management fees, insurance expense, directors’ fees and organization expenses. Other operating expenses include reimbursements to Terra Income Advisors for operating expenses incurred in connection with administrative services provided to us, including compensation to administrative personnel. The increase of the three months ended December 31, 2015 over the three months ended December 31, 2014 is primarily due to our commencement of operations as of June 24, 2015.

Expense Support and Reimbursement Agreement

On June 30, 2015, we entered into an expense support agreement (the “Expense Support Agreement”) with Terra Income Advisors, whereby Terra Income Advisors may pay up to 100% of our costs and expenses for any period since inception, including all fees payable to Terra Income Advisors pursuant to the Investment Advisory Agreement, until we and Terra Income Advisors mutually agree otherwise. This payment (the “Expense Support Payment”) for any month shall be paid by Terra Income Advisors to us in any combination of cash or other immediately available funds, and/or offsets against amounts due from us to Terra Income Advisors. The purpose of the Expense Support Payment is to reduce offering and operating expenses until we have achieved economies of scale sufficient to ensure that we are able to bear a reasonable level of expense in relation to investment income. Operating expenses subject to the Expense Support Agreement include expenses as defined by U.S. GAAP, including, without limitation, fees payable to Terra Income Advisors and interest on indebtedness for such period, if any.

Pursuant to the terms of the Expense Support Agreement, we have agreed to reimburse Terra Income Advisors for each Expense Support Payment within three years after such Expense Support Payment is made by Terra Income Advisors. Reimbursement shall be made as promptly as possible on a date mutually agreed to by us and Terra Income Advisors provided that (i) the operating expense ratio, defined as operating expenses excluding organization and offering expenses, base management fees, incentive fees and any interest expense attributable to indebtedness by us (“Net Operating Expenses”) expressed as a percentage of our net assets on the relevant measurement date, as of such reimbursement date is equal to or less than the operating expense ratio as of the Expense Support Payment date attributable to such specified Expense Support Payment, (ii) the annualized distribution rate as of such reimbursement date is equal to or greater than the annualized distribution rate as of the Expense Support Payment date attributable to such specified Expense Support Payment; (iii) such reimbursement date is not later than three years following such specified Expense Support Payment Date; and (iv) the Expense Support Payment does not cause our Net Operating Expenses to exceed 1.5% of our net assets attributable to common shares, after taking such reimbursement into account. Terra Income Advisors is entitled to reimbursement of all previously unreimbursed expense support payments in the event of termination of the expense support agreement.

For the three months ended December 31, 2015 and December 31, 2014, we recorded expense reimbursements of approximately $0.6 million and $0.0 million, respectively, on the statements of operations.

Net Realized Gains or Losses from Investments and Obligations under Participation Agreements

Gains or losses on the sale of investments will be calculated by using the specific identification method. We will measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized but considering unamortized upfront fees.

There were no sales or repayments for the three months ended December 31, 2015 and December 31, 2014, therefore, there were no realized gains or losses.

Net Change in Unrealized Appreciation or Depreciation on Investments and Obligations under Participation Agreements

Net change in unrealized appreciation or depreciation will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses, when gains or losses are realized.

For the three months ended December 31, 2015 and December 31, 2014 there was no unrealized appreciation or depreciation on our investments or obligations under participation agreements.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended December 31, 2015, we recorded a net decrease in net assets resulting from operations of approximately $0.4 million. Based on the weighted average shares of common stock outstanding for the three months ended December 31, 2015, our per share net decrease in net assets resulting from operations was $0.33. For the three months ended December 31, 2014 we recorded a net decrease in net assets resulting from operations of approximately $0.04 million. Based on the weighted average shares of common stock outstanding for the three months ended December 31, 2014, our per share net decrease in net assets resulting from operations was $2.61.

Cash Flows for the Three Months Ended December 31, 2015

For the three months ended December 31, 2015, net cash used in operating activities was approximately $21.2 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and sales of portfolio investments, among other factors. Cash flows used in operating activities for the three months ended December 31, 2015 were primarily purchases of investments totaling approximately $20.8 million.

Net cash provided by financing activities of approximately $25.2 million for the three months ended December 31, 2015 primarily related to net proceeds from obligations under participation agreements of approximately $14.3 million and proceeds from the issuance of common stock of approximately $12.0 million partially offset by payments of selling commissions and dealer manager fees of approximately $0.9 million.

For the three months ended December 31, 2014, net cash used in operating activities was approximately $0.0 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and sales of portfolio investments, among other factors. Cash flows used in operating activities for the three months ended December 31, 2014, were primarily deferred offering costs of approximately $0.3 million, primarily offset by amount due to adviser of approximately $0.3 million.

Net cash provided by financing activities of approximately $0.05 million for the three months ended December 31, 2014 primarily related to net proceeds from the issuance of common stock of approximately $0.05 million.

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

Investments measured and reported at fair value will be classified and disclosed in one of the following categories:

•	Level 1 — observable inputs, such as quoted prices in active markets. Publicly listed equities and publicly listed derivatives will be included in Level 1. In addition, securities sold, but not yet purchased, and call options will be included in Level 1. We will not adjust the quoted price for these investments, even in situations where we hold a large position and a sale could reasonably affect quoted price.

•	Level 2 — observable inputs such as for similar securities in active markets and quoted prices for identical securities in markets that are not active. In certain cases, debt and equity securities are valued on the basis of prices from an orderly transaction between market participants provided by reputable dealers or pricing services. In determining the value of a particular investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices, market transactions in comparable investments and various relationships between investments. Investments which are generally expected to be included in this category include corporate bonds and loans, convertible debt indexed to publicly listed securities and certain over-the-counter derivatives.

•	Level 3 — unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. The inputs into the determination of fair value require significant judgment or estimation.

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

Valuation of Obligations under Participation Agreements

We have elected the fair value option under ASC Topic 825 — Financial Instruments (“ASC Topic 825”) relating to accounting for debt obligations at their fair value for obligations under participation agreements which arose due to partial loan sales which did not meet the criteria for sale treatment under ASC Topic 860. We employ the yield approach valuation methodology used for the real-estate related loan investments on our obligations under participation agreements. As of December 31, 2015, obligations under participation agreements at fair value totaled approximately $14.3 million and the fair value of the loans that are associated with these obligations under participation agreements is approximately $20.8 million. For the three months ended December 31, 2015, there were no repayments on obligations under participation agreements. The weighted average interest rate on our obligations under participation agreements was approximately 13.87% as of December 31, 2015.

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

Organization Costs

Organization costs include, among other things, the cost of incorporating, including the cost of legal services and other fees pertaining to our organization. These costs are expensed as incurred. For the three months ended December 31, 2015 and 2014, we incurred organization costs of approximately $0.0 million and $0.04 million, respectively, which were paid on behalf of us by Terra Income Advisors and have been recorded as a payable to it.

Offering Costs

Our offering costs include, among other things, legal and printing costs pertaining to preparation of the initial registration statement and prospectus and registration fees relating to the Offering. For the three months ended December 31, 2015, we incurred offering costs of approximately $0.04 million. Offering costs incurred prior to the commencement of operations are capitalized on the statement of assets and liabilities as deferred offering costs until operations begin, and thereafter, will be amortized to expense over twelve months on a straight-line basis. All offering costs incurred after the commencement of operations will be charged against capital in excess of par value on the statement of assets and liabilities. For the three months ended December 31, 2015, we recorded approximately $0.4 million of amortization of offering costs.

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

Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the statement of operations. During the three months ended December 31, 2015, we did not incur any interest or penalties.

Contractual Obligations

We have entered into certain contracts under which we have material future commitments. On April 20, 2015, we entered into the Investment Advisory Agreement with Terra Income Advisors in accordance with the 1940 Act. The Investment Advisory Agreement became effective on June 24, 2015, the date that we met the Minimum Offering Requirement. Terra Income Advisors serves as our investment adviser in accordance with the terms of the Investment Advisory Agreement. Payments under the Investment Advisory Agreement in each reporting period will consist of (i) a base management fee equal to a percentage of the value of our average gross assets and (ii) an incentive fee based on our performance. Terra Income Advisors will be reimbursed for allocated administrative expenses incurred on our behalf. For the three months ended December 31, 2015 and December 31, 2014, we incurred approximately $0.1 million and $0.0 million, respectively, in base management fees under the Investment Advisory Agreement. For the three months ended December 31, 2015 and December 31, 2014, we incurred approximately $0.15 million and $0.0 million, respectively, in allocated administrative expenses reimbursable to Terra Income Advisors.

On April 20, 2015, we entered into a dealer manager agreement (the “Dealer Manager Agreement”) with Terra Capital Markets, an affiliate of Terra Income Advisors, to serve as the dealer manager of the Offering. As dealer manager, Terra Capital Markets is responsible for marketing our shares being offered pursuant to the Offering. In this role, it will manage a group of selling dealers, including other unaffiliated broker-dealers who enter into Selected Dealer Arrangements with Terra Capital Markets. Terra Capital Markets is expected to receive selling commissions of 6.0% of gross proceeds from the Offering, dealer manager fees of up to 3.0% of gross proceeds from the Offering and broker-dealer fees of up to 1.0% of gross proceeds from the Offering for reimbursement of marketing and expenses, in connection with the sale of shares of our common stock in the Offering, all or a portion of which may be re-allowed to selected broker-dealers for marketing and expenses. For the three months ended December 31, 2015, we accrued approximately $1.1 million and, of this amount, paid approximately $0.7 million under the Dealer Manager Agreement to selected broker-dealers.

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

Terra Income Advisors has funded our offering costs and organization costs. Organization expenses are expensed on our statement of operations. Offering costs prior to the commencement of operations were capitalized on our statements of assets and liabilities as deferred charges until operations began, and thereafter, are being amortized to expense over twelve months on a straight-line basis. Commencement of operations is considered to be June 24, 2015, the date we raised the Minimum Offering Requirement. We will continue to charge all offering costs incurred after the commencement of operations against capital in excess of par value on our statement of assets and liabilities. Terra Income Advisors is responsible for the payment of our cumulative organization and offering expenses to the extent such expenses exceed 1.5% of the gross proceeds from the Offering, without recourse against or reimbursement by us. As a result, Terra Income Advisors will bear all organization and offering expenses in excess of 1.5% of the gross proceeds from the Offering. As of December 31, 2015, Terra Income Advisors funded offering costs and organization costs in the amount of $1.7 million. As of September 30, 2015, Terra Income Advisors funded offering costs and organization costs in the amount of approximately $1.7 million.

Under the Dealer Manager Agreement, Terra Capital Markets, LLC, one of our affiliates, is entitled to receive selling commissions, broker-dealer fees and dealer manager fees in connection with the sale of shares of common stock in the Offering, all or a portion of which may be re-allowed to selected broker-dealers. For the three months ended December 31, 2015, we accrued approximately $1.1 million and of this amount re-allowed approximately $0.7 million under the Dealer Manager Agreement.

Pursuant to the Expense Support Agreement, Terra Income Advisors has agreed to reimburse us for certain operating expenses for any period since inception, until we and Terra Income Advisors mutually agree otherwise. This payment for any month shall be paid by Terra Income Advisors to us in any combination of cash or other immediately available funds, and/or offsets against amounts due from us to Terra Income Advisors. Reimbursement shall be made as promptly as possible on a date mutually agreed to by us and Terra Income Advisors provided that (i) the operating expense ratio, defined as Net Operating Expenses expressed as a percentage of our net assets on the relevant measurement date, as of such reimbursement date is equal to or less than the operating expense ratio as of the Expense Support Payment date attributable to such specified Expense Support Payment, (ii) the annualized distribution rate as of such reimbursement date is equal to or greater than the annualized distribution rate as of the Expense Support Payment date attributable to such specified Expense Support Payment; (iii) such reimbursement date is not later than three years following such specified Expense Support Payment Date; and (iv) the Expense Support Payment does not cause our Net Operating Expenses to exceed 1.5% of our net assets attributable to common shares, after taking such reimbursement into account. Terra Income Advisors is entitled to reimbursement of all previously unreimbursed expense support payments in the event of termination of the expense support agreement. For the three months ended December 31, 2015, we accrued total Expense Support Payments of approximately $2.3 million which is included in Due from Adviser on the statement of assets and liabilities, net of approximately $1.1 million of our operating expenses that were funded by and are currently due to Terra Income Advisors and organization and offering costs, to the extent that such previously unreimbursed costs were not previously repaid and do not exceed 1.5% of gross offering proceeds. For the year ended September 30, 2015, we accrued total Expense Support Payments of approximately $1.7 million which is included in Due from Adviser on the statement of assets and liabilities, net of approximately $0.8 million of our operating expenses that were funded by and are currently due to Terra Income Advisors and organization and offering costs, to the extent that such previously unreimbursed costs were not previously repaid and do not exceed 1.5% of gross offering proceeds. As of December 31, 2015, the net amount due from Terra Income Advisors was approximately $1.1 million. As of September 30, 2015, the net amount due from Terra Income Advisors was approximately $0.9 million.

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

Exemptive Relief

In an application for exemptive relief from the provisions of Sections 17(d) and 57(a)(4) of the 1940 Act as filed with the SEC on April 29, 2015 and as amended on November 2, 2015, we requested relief, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of Terra Income Advisors, Terra Capital Advisors, Terra Capital Advisors 2 and any future private funds or BDCs that are advised by Terra Income Advisors, Terra Capital Advisors, Terra Income Advisors 2 or any of their affiliated investment advisers (collectively, the “Co-Investment Affiliates”). We believe this relief may not only enhance our ability to further our investment objectives and strategies, but may also increase favorable investment opportunities for us, in part by allowing us to participate in larger investments, together with our Co-Investment Affiliates, than would be available to us in the absence of such relief. The SEC has not yet issued an order permitting such relief.

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

We may hedge against interest rate and currency exchange rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts, subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. For the three months ended December 31, 2015, we did not engage in interest rate hedging activities.

Assuming that the statement of assets and liabilities as of December 31, 2015 remains constant and that we take no actions to alter our existing interest rate sensitivity, there would be no impact to interest income or net investment income as the result of changes in variable interest rates.

In addition, we may have risks regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Valuation of Investments.”

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

Changes in Internal Control Over Financial Reporting

Based on their previous evaluation of the our disclosure controls and procedures prior to filing our Annual Report on Form 10 K, our chief executive officer and our chief financial officer (as defined in Rule 30a-3(d) under the 1940 Act) had determined that as of and prior to September 30, 2015, our fiscal year end, our disclosure controls and procedures had been operating effectively except for a material weakness in its internal control over financial reporting, specifically, the application of appropriate guidance related to recording of the expense reimbursement from Terra Income Advisors in the statement of operations. This internal control issue only affected the statement of operations as reported for the quarter ended September 30, 2015. The presentation of the operating expense reimbursement was properly corrected and reported as of September 30, 2015. There was no impact to our net asset value or in the amount of dividends declared and paid as a result of this correction.

During the three month period ended December 31, 2015, our management has proposed to implement changes in our existing policies and procedures related to the review of the accounting impacts of material and complex transactions in order to improve the effectiveness of our controls and to ensure that recording of transactions to the statements of operations are stated fairly. These proposed changes include retaining the services of an independent third-party accounting specialist as part of the procedures in evaluating the accounting impacts of material and complex transactions. Any further proposed changes in our policies and procedures will be reviewed and approved by our Board, consistent with our policies.

PART II

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

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended September 30, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATON.

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

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 10, 2016

TERRA INCOME FUND 6, INC.

By:	/s/ Bruce D. Batkin
Bruce D. Batkin
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gregory M. Pinkus
Gregory M. Pinkus
Chief Financial Officer, Chief Operating Officer,
Treasurer and Secretary
(Principal Financial and Accounting Officer)

