Form 10-Q
period 2016-03-31
Terra Income Fund 6, Inc.
filed 2016-05-12
CIK 1577134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

As of May 12, 2016, the registrant had 2,335,081 shares of common stock, $0.001 par value, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Terra Income Fund 6, Inc.

Statements of Assets and Liabilities

	March 31,	September 30,
	2016	2015
	(Unaudited)

Assets
Investments, at fair value (cost of $23,312,089 and $0 at March 31, 2016 and September 30, 2015, respectively)	$23,312,089	$-
Investment through participation interest, at fair value (cost of $2,000,000 and $2,000,000 at March 31, 2016 and September 30, 2015, respectively)	2,000,000	2,000,000
Cash	19,924,908	8,248,797
Cash, restricted	1,751,923	-
Deferred offering costs	647,562	1,038,951
Prepaid expenses	48,829	31,404
Interest receivable	390,289	20,000
Total assets	48,075,600	11,339,152

Liabilities
Obligations under participation agreements, at fair value (proceeds of $14,371,855 and $0 at March 31, 2016 and September 30, 2015, respectively)	14,371,855	-
Payable for unsettled stock subscriptions	6,617,189	316,000
Interest reserve and other deposits held on investments	1,751,923	-
Due to Adviser, net	769,387	608,423
Accrued expenses	414,182	172,593
Directors fees payable	18,125	-
Selling commissions and dealer manager fees payable	-	63,728
Origination fees, net of accretion	-	15,484
Interest payable from obligations under participation agreements	150,433	-
Unearned income	-	1,852
Other liabilities	63,437	-
Total liabilities	24,156,531	1,178,080
Net assets	$23,919,069	$10,161,072

Commitments and contingencies (See Note 5)
Components of net assets:
Common stock, $0.001 par value, 450,000,000 shares authorized and 2,335,081 and 926,357 shares issued and outstanding at March 31, 2016 and September 30, 2015, respectively	$2,335	$926
Capital in excess of par	25,153,064	10,186,628
Accumulated net investment loss	(1,236,330)	(26,482)
Net assets	$23,919,069	$10,161,072
Net asset value per share	$10.24	$10.97

See notes to financial statements.

Terra Income Fund 6, Inc.

Statements of Operations

(unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2016	2015	2016	2015
Investment income
Interest income	$827,802	$311	$1,061,147	$649
Other fee income	556	-	11,758	-
Total investment income	828,358	311	1,072,905	649
Operating expenses
Amortization of offering costs	373,153	-	728,686	-
Marketing expenses	137,535	-	390,714	-
Professional fees	329,553	92,571	549,644	92,571
Interest expense from obligations under participation agreements	502,533	-	581,355	-
Base management fees	111,955	-	187,973	-
Insurance expense	55,986	13,757	112,784	13,757
Directors’ fees	24,125	27,125	62,875	27,125
General and administrative expenses	6,589	2,626	24,135	2,662
Organization expenses	-	73,576	-	112,124
Other operating expenses (Note 4)	71,218	-	221,342	-
Total operating expenses	1,612,647	209,655	2,859,508	248,239
Less: Expense reimbursement from Adviser	-	-	(576,755)	-
Net expenses	1,612,647	209,655	2,282,753	248,239
Net investment loss	(784,289)	(209,344)	(1,209,848)	(247,590)
Net decrease in net assets resulting from operations	$(784,289)	$(209,344)	$(1,209,848)	$(247,590)

Per common share data (a):
Net investment loss per share	$(0.36)	N/A	$(0.70)	N/A
Net decrease in net assets resulting from operations per share	$(0.36)	N/A	$(0.70)	N/A
Weighted average common shares outstanding	2,173,975	N/A	1,725,697	N/A

(a) Per common share data is only presented for periods subsequent to June 24, 2015, the date the minimum offering requirement was met.

See notes to financial statements.

Terra Income Fund 6, Inc.

Statements of Changes in Net Assets

(unaudited)

	For the Six Months Ended March 31,
	2016	2015

Operations
Net investment loss	$(1,209,848)	$(247,590)
Net decrease in net assets resulting from operations	(1,209,848)	(247,590)

Shareholder distributions
Dividends from return of capital	(861,260)	-
Net decrease in net assets resulting from shareholder distributions	(861,260)	-

Capital share transactions
Issuance of common stock	17,103,201	50,000
Reinvestment of shareholder distributions	316,963	-
Selling commissions and dealer manager fees	(1,553,711)	-
Offering costs	(37,348)	-
Net increase in net assets resulting from capital share transactions	15,829,105	50,000
Net increase (decrease) in net assets	13,757,997	(197,590)
Net assets, at beginning of period	10,161,072	92,324
Net assets, at end of period	$23,919,069	$(105,266)

Capital Share Activity
Shares outstanding, at beginning of period	926,357	11,111
Shares issued from subscriptions	1,382,032	4,445
Shares issued from reinvestment of shareholder distributions	26,692	-
Shares outstanding, at end of period	2,335,081	15,556

See notes to financial statements.

Terra Income Fund 6, Inc.

Statements of Cash Flows

(unaudited)

	For the Six Months Ended March 31,
	2016	2015

Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(1,209,848)	$(247,590)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(23,225,000)	-
Proceeds from obligations under participation agreements	14,300,000	-
Paid-in-kind interest, net	(15,234)	-
Amortization of offering costs	728,686	-

Changes in operating assets and liabilites:
Cash, restricted	(1,751,923)	-
Deferred offering costs	(337,297)	(765,222)
Prepaid expenses	(17,425)	-
Interest receivable	(370,289)	-
Payable for unsettled stock subscriptions	6,301,189	-
Interest reserve and other deposits held on investments	1,751,923	-
Due to Adviser, net	160,964	919,936
Accrued expenses	241,589	66,400
Directors fees payable	18,125	-
Origination fees, net of accretion	(15,484)	-
Interest payable from obligations under participation agreements	150,433	-
Unearned income	(1,852)	-
Other liabilities	63,437	-
Net cash used in operating activities	(3,228,006)	(26,476)

Cash flows from financing activities:
Issuance of common stock	17,103,201	50,000
Payments of selling commissions and dealer manager fees	(1,617,439)	-
Payments of offering costs	(37,348)	-
Payments of shareholder distributions	(544,297)	-
Net cash provided by financing activities	14,904,117	50,000
Net increase in cash	11,676,111	23,524
Cash, at beginning of period	8,248,797	125,000
Cash, at end of period	$19,924,908	$148,524

Supplemental disclosure of cash flow information:
Interest paid during the period	$359,067	$-
Supplemental non-cash information:
Reinvestment of shareholder distribution	$316,963	$-

See notes to financial statements.

Terra Income Fund 6, Inc.

Schedule of Investments

March 31, 2016

 (unaudited)

Portfolio Company (a)	Structure	Collateral Location	Property Type	Interest Rate	Maturity Date	Principal	Amortized Cost	Fair Value (b)	% of Net Assets (c)
Loans:
KOP Hotel XXXI Mezz, LP. (d)(e)	Mezzanine loan	US - PA	Hotel	13.00%	12/6/2022	$5,800,000	$5,800,000	$5,800,000	24.2%
QPT 24th Street Mezz, LLC (d)(e)(f)	Mezzanine loan	US - NY	Land	12.00% Current/ 2% PIK	6/15/2017	15,087,089	15,087,089	15,087,089	63.1%
Hertz Clinton One Mezzanine, LLC	Mezzanine loan	US - MS	Office	12.00%	1/1/2025	2,500,000	2,425,000	2,425,000	10.1%
Total Loans							$23,312,089	$23,312,089	97.4%

Loans through participation interest:
TSG-Parcel 1, LLC (d)	Participation in First Mortgage (g)	US - CA	Land	12.00%	7/10/2016	$2,000,000	$2,000,000	$2,000,000	8.4%
Total Loans through participation interest							$2,000,000	$2,000,000	8.4%

Total Investments							$25,312,089	$25,312,089	105.8%

(a)	All the Company’s investments are issued by an eligible U.S. portfolio company, as defined in the Investment Company Act of 1940.
(b)	Because there is no readily available market for these investments, the fair value of these investments are approved in good faith by the Company’s board of directors.
(c)	Percentages are based on net assets of $23,919,069, as of March 31, 2016.
(d)	Participation interest is with Terra Secured Income Fund 5, LLC, a related party fund managed by an affiliate of the Company's sponsor.
(e)	The loan participants from the Company do not qualify for sale accounting under ASC Topic 860 — Transfers and Servicing, and therefore, these loans remain in the Schedule of Investments. See "Secured Borrowings" in Note 3 in the accompanying notes to the financial statements.
(f)	Principal amount includes paid-in-kind interest of $87,089.
(g)	See "Participation Agreements" in Note 4 in the accompanying notes to the financial statements.

See notes to financial statements.

Terra Income Fund 6, Inc.

Schedule of Investments

 September 30, 2015

Portfolio Company (a)	Structure	Collateral Location	Property Type	Interest Rate	Maturity Date	Principal	Amortized Cost	Fair Value (b)	% of Net Assets (c)
Loans through participation interest
TSG-Parcel 1, LLC	Participation in First Mortgage (d)	US - CA	Land	12.00%	7/10/2016	$2,000,000	$2,000,000	$2,000,000	19.7%
Total Loans through participation interest							$2,000,000	$2,000,000	19.7%
Total Investments through particapation interest							$2,000,000	$2,000,000	19.7%

(a)	The Company’s investment is issued by an eligible U.S. portfolio company, as defined in the Investment Company Act of 1940.
(b)	Because there is no readily available market for the investment, the fair value of the investment is approved in good faith by the Company’s board of directors.
(c)	Percentages are based on net assets of $10,161,072, as of September 30, 2015.
(d)	Participation interest is with Terra Secured Income Fund 5, LLC, a related party fund managed by an affiliate of the Company's sponsor. See "Participation Agreements" in Note 4 in the accompanying notes to the financial statements.

See notes to financial statements.

Terra Income Fund 6, Inc.

Notes to Financial Statements

(unaudited)

Note 1. Principal Business and Organization

Terra Income Fund 6, Inc. (the “Company”) was incorporated under the general corporation laws of the State of Maryland on May 15, 2013. On March 2, 2015, the Company filed a public registration statement on Form N-2 (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) to offer a minimum of 160,000 shares of common stock and a maximum of 80,000,000 shares of common stock in a continuous public offering (the “Offering”). The Company formally commenced operations on June 24, 2015, upon raising gross proceeds in excess of $2.0 million (the “Minimum Offering Requirement”) from sales of shares of its common stock in the Offering, including sales to persons who are affiliated with the Company or its adviser, Terra Income Advisors, LLC (“Terra Income Advisors”). Since commencing the Offering and through March 31, 2016, the Company has sold 2,335,081 shares of common stock, including shares purchased by Terra Capital Partners, LLC, the Company’s sponsor, in both an initial private placement and from the Offering, for gross proceeds of approximately $28.5 million. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company is an externally managed, non-diversified, closed-end management investment company that intends to elect to be taxed for federal income tax purposes, and to qualify annually thereafter, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

Restricted Cash: Restricted cash represents cash held as additional collateral by the Company on behalf of the borrowers related to the investments for the purpose of such borrowers making interest and property-related operating payments. There is a corresponding liability of the same amount on the statements of assets and liabilities called “Interest reserve and other deposits held on investments”.

Organization and Offering Expenses:  Organization expenses are expensed on the Company’s statements of operations. All offering costs incurred during the offering period are recorded as deferred charge and amortized over twelve months from the date the cost is incurred, with the exception of those costs that were incurred prior to the commencement of operations (June 24, 2015), which are being amortized over a twelve month period from that date forward. The Company accrues the organization and offering expenses paid on behalf of Terra Income Advisors as the Company believes they are probable of repayment (see Note 4).

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

Participation Interests: The Company follows the guidance in ASC Topic 860 – Transfers and Servicing (“ASC Topic 860”), when accounting for loan participations. Such guidance requires participations interests meet certain criteria in order for the interest transaction to be recorded as a sale. Loan participations from the Company which do not qualify for sale treatment remain on the Company’s statements of assets and liabilities and the proceeds are recorded as obligations under participation agreements. For the investments which participation has been granted, the interest earned on the entire loan balance is recorded within “interest income” and the interest related to the participation interest is recorded within “interest expense from obligations under participation agreements” in the accompanying statements of operations. See “Obligations under Participation Agreements” in Note 3 for additional information.

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

Stockholder Dividends and Distributions:  Dividends and distributions to stockholders, which are determined in accordance with federal income tax regulations, are recorded on the record date. The amount to be paid out as a dividend or distribution is approved by the Board. Net realized capital gains, if any, are generally distributed or deemed distributed at least annually. The Company adopted an “opt in” distribution reinvestment plan (“DRIP”) pursuant to which stockholders may elect to have the full amount of stockholders cash distributions reinvested in additional shares of common stock. Participants in the DRIP are free to elect to participate or terminate participation in the plan within a reasonable time as specified in the plan. If a stockholder has “opted in” to the DRIP, they will have their cash distributions reinvested in additional shares of common stock, rather than receiving the cash distributions. The Company expects to coordinate distribution payment dates so that the same price that is used for the semi-monthly closing date immediately following such distribution payment date will be used to calculate the purchase price for purchasers under the DRIP. In such case, a stockholder’s reinvested distributions will be used to purchase shares at a price equal to 95% of the price that shares are sold in the offering at the semi-monthly closing immediately following the distribution payment date and such price may represent a premium to net asset value per share.

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

The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its statements of operations. For the three and six months ended March 31, 2016 and March 31, 2015, the Company did not incur any interest or penalties. Although the Company files federal and state tax returns our major tax jurisdiction is federal. The Company’s inception-to-date federal tax years remain subject to examination by the Internal Revenue Service.

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

The financial statements include investments at fair value of approximately $25.3 million and $2.0 million at March 31, 2016 and September 30, 2015, respectively, and obligations under participation agreements at fair value of approximately $14.4 million at March 31, 2016.  The Company did not have any obligations under participation agreements at September 30, 2015. These fair values have been determined in good faith by the Company's Board. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments and obligations under participation agreements, and the differences could be material.

Reclassification of Prior Year Presentation:  Certain prior year amounts have been reclassified to conform to the current period presentation. For the six months ended March 31 2016, the Company concluded that it was appropriate to classify shareholder distributions as a deduction from capital in excess of par. Previously, such shareholder distributions were reported as a reduction of accumulated net investment income (loss). This reclassification does not materially affect previously reported cash flows from operations or from financing activities in the statements of cash flows, and had no effect on the previously reported statements of operations. Approximately $0.1 million of shareholder distributions were reclassified as of September 30, 2015. Additionally, the Company determined that it has the right to offset amounts due from and due to Adviser. As a result, the Company reclassified $0.9 million from Due from Adviser to Due to Adviser, net on the statement of assets and liabilities as of September 30, 2015 (See “Due to/ Due from Adviser” in Note 4). This reclassification has no impact on the previously reported statement of operations, statement of changes in net assets and statement of cash flows.

Recent Accounting Pronouncements:

In August 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The amendments provide a definition of the term “substantial doubt” and include principles for considering the mitigating effect of management’s plans. The amendments also require an evaluation every reporting period, including interim periods for a period of one year after the date that the financial statements are issued (or available to be issued), and certain disclosures when substantial doubt is alleviated or not alleviated. The amendments in this update are effective for reporting periods ending after December 15, 2016. Management is currently evaluating the impact of adopting this new accounting guidance update on the financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (ASC Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 significantly changes the consolidation analysis required under U.S. GAAP and ends the deferral granted to investment companies from applying the variable interest entity guidance. ASU 2015-02 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015 and early adoption is permitted. The Company elected to early adopt ASU 2015-02 beginning January 1, 2016. The adoption of ASU 2015-02 did not have a material impact on its financial statements and disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. ASU 2015-03 is effective for fiscal years that begin after December 15, 2015 and early adoption is permitted. The Company elected to early adopt ASU 2015-03 beginning January 1, 2016. The adoption of ASU 2015-03 did not have a material impact on its financial statements and disclosures.

 In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 retains many current requirements for the classification and measurement of financial instruments; however, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments. This guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is not permitted for public business entities. Management is currently evaluating the impact these changes will have on the Company’s financial statements and disclosures.

 Note 3. Investments

The following tables show the composition of the investment portfolio, at amortized cost and fair value at March 31, 2016 and September 30, 2015, respectively (with corresponding percentage of total portfolio investments):

	March 31, 2016
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Loans(1)	$23,312,089	92.1%	$23,312,089	92.1%
Loan through participation interest (Note 4)	2,000,000	7.9	2,000,000	7.9
Total	$25,312,089	100.0%	$25,312,089	100.0%

(1)	Amount includes paid-in-kind interest of $87,089.

	September 30, 2015
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Loan through participation interest (Note 4)	$2,000,000	100.0%	$2,000,000	100.0%
Total	$2,000,000	100.0%	$2,000,000	100.0%

Obligations under Participation Agreements

The Company has elected the fair value option under ASC Topic 825 — Financial Instruments (“ASC Topic 825”) relating to accounting for debt obligations at their fair value for its obligations under participation agreements which arose due to partial loan sales which did not meet the criteria for sale treatment under ASC Topic 860. The Company employs the same yield approach valuation methodology used for the real-estate related loan investments on the Company’s obligations under participation agreements. As of March 31, 2016, obligations under participation agreements at fair value totaled approximately $14.4 million and the fair value of the loans that are associated with these obligations under participation agreements is approximately $20.9 million. As of September 30, 2015, the Company did not have any obligations under participation agreements. For the three and six months ended March 31, 2016, there were no repayments on obligations under participation agreements. The weighted average interest rate on the obligations under participation agreements was approximately 13.87% as of March 31, 2016. See “Participation Agreements” in Note 4.

Significant Risk Factors

In the normal course of business, the Company enters into transactions in various financial instruments. The Company’s financial instruments are subject to, but are not limited to, the following risks:

Market Risk

The Company’s investments are highly illiquid and there is no assurance that the Company will achieve its investment objectives, including targeted returns. Due to the illiquidity of the investments, valuation of the investments may be difficult, as there generally will be no established markets for these investments. As the Company's investments are carried at fair value with fair value changes recognized in the statements of operations, all changes in market conditions will directly affect stockholders’ capital.

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

Use of Leverage

As part of the Company’s investment strategy, the Company may borrow and utilize leverage; however, the Company currently does not utilize leverage in connection with originating or acquiring real estate related loans. The Company may do so in the future if Terra Income Advisors determines that utilizing leverage is in the best interest of its Stockholders. While borrowing and leverage present opportunities for increasing total return, they may have the effect of potentially creating or increasing losses.

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

The following table presents fair value measurements of investments, by major class, as of March 31, 2016, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Loans	$—	$—	$23,312,089	$23,312,089
Loan through participation interest	—	—	2,000,000	2,000,000
Total Investments	$—	$—	$25,312,089	$25,312,089

Obligations under Participation Agreements	$—	$—	$14,371,855	$14,371,855

The following table presents fair value measurements of investments, by major class, as of September 30, 2015, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Loan through participation interest	$—	$—	$2,000,000	$2,000,000
Total	$—	$—	$2,000,000	$2,000,000

Changes in Level 3 investments for the six months ended March 31, 2016 were as follows:

	Loans	Loan through participation	Total Investments	Obligations under Participation Agreements
Balance as of September 30, 2015	$—	$2,000,000	$2,000,000	$—
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—
Purchases	23,225,000	—	23,225,000	—
Sales and redemptions	—	—	—	—
Paid-in-kind interest income	87,089	—	87,089	—
Net realized gain (loss) on investments	—	—	—	—
Net change in unrealized appreciation (depreciation) on obligations under participation agreements	—	—	—	—
Proceeds from obligations under participation agreements	—	—	—	14,300,000
Paid-in-kind interest expense	—	—	—	71,855
Repayments on obligations under participation agreements	—	—	—	—
Net realized gain (loss) on obligations under participation agreements	—	—	—	—
Balance as of March 31, 2016	$23,312,089	$2,000,000	$25,312,089	$14,371,855
Unrealized gain (loss) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$—	$—	$—	$—

Purchases represent the acquisition of new investments at cost. Redemptions represent principal payments received during the period.

Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur. For the six months ended March 31, 2016, there were no transfers.

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

Significant Unobservable Inputs

The following table summarizes the significant unobservable inputs used by the Company to value the Level 3 investments as of March 31, 2016. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

		Primary Valuation		Range		Weighted
Asset Category	Fair Value	Technique	Unobservable Inputs	Minimum	Maximum	Average
Assets:
Loans	$23,312,089	Discounted cash flow	Yield based on the Investment’s Position in the Capital Structure:
			Capital Structure Discount Rate	11.50%	11.50%	11.50%
			Transitional DSCR Add-on	0.00%	3.00%	1.94%
			Property and Market quality add-on	0.00%	0.75%	0.08%
			Yield based on Risk Adjusted Discount Rate:
			Interpolated Swap Rate	0.77%	1.55%	0.89%
			Debt-structure based add-on	4.00%	4.00%	4.00%
			Market position loan spread	11.53%	12.40%	11.53%
			Transitional DSCR Add-on	0.00%	3.00%	1.94%
			Property and market quality add-on	0.00%	0.75%	0.08%
Loan through participation interest	$2,000,000	Discounted cash flow	Yield based on the Investment’s Position in the Capital Structure:
			Capital Structure Discount Rate	7.00%	7.00%	7.00%
			Transitional DSCR Add-on	3.00%	3.00%	3.00%
			Property and Market quality add-on	0.00%	0.00%	0.00%
			Yield based on Risk Adjusted Discount Rate:
			Interpolated Swap Rate	0.63%	0.63%	0.63%
			Debt-structure based add-on	0.00%	0.00%	0.00%
			Market position loan spread	7.13%	7.13%	7.13%
			Transitional DSCR Add-on	3.00%	3.00%	3.00%
			Property and market quality add-on	0.00%	0.00%	0.00%
Total Level 3 Assets	$25,312,089

Liabilities:
Obligations under Participation Agreements	$14,371,855	Discounted cash flow	Yield based on the Investment’s Position in the Capital Structure:
			Capital Structure Discount Rate	11.50%	11.50%	11.50%
			Transitional DSCR Add-on	0.00%	3.00%	2.62%
			Property and Market quality add-on	0.00%	0.00%	0.00%
			Yield based on Risk Adjusted Discount Rate:
			Interpolated Swap Rate	0.77%	0.94%	0.79%
			Debt-structure based add-on	4.00%	4.00%	4.00%
			Market position loan spread	11.33%	11.69%	11.38%
			Transitional DSCR Add-on	0.00%	3.00%	2.62%
			Property and market quality add-on	0.00%	0.00%	0.00%

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

Note 4. Related Party Transactions

Management and Incentive Fee Compensation to Adviser

On April 20, 2015, the Company entered into the Investment Advisory Agreement with Terra Income Advisors, a subsidiary of the Terra Capital Partners, the Company’s sponsor. Terra Income Advisors is responsible for the Company’s day-to-day operations. Pursuant to the Investment Advisory Agreement, Terra Income Advisors is paid for its services in two components — a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 2.0% of the Company’s average gross assets. The base management fee is payable quarterly in arrears and calculated based on the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters.

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

For the three and six months ended March 31, 2016, the Company incurred approximately $0.1 million and $0.2 million of management fees, respectively. For the three and six months ended March 31, 2015, the Company did not incur management fees.

For the three and six months ended March 31, 2016 and 2015, the Company did not incur any incentive fees related to net investment income or capital gains.

The services provided by Terra Income Advisors include, but are not limited to, accounting and administrative services. The Company is expected to reimburse Terra Income Advisors for the costs incurred by Terra Income Advisors to provide these services.

Operating Expenses

The Company reimburses Terra Income Advisors for operating expenses incurred in connection with administrative services provided to the Company, including compensation to administrative personnel. The Company does not reimburse Terra Income Advisors for personnel costs in connection with services for which Terra Income Advisors receives a separate fee. In addition, the Company does not reimburse the Terra Income Advisors for (i) rent or depreciation, capital equipment or other costs of its own administrative items, or (ii) salaries, fringe benefits, travel expenses and other administrative items incurred or allocated to any controlling person of Terra Income Advisors. For the three and six months ended March 31, 2016, the Company incurred approximately $0.07 million and $0.2 million, respectively, in reimbursable operating expenses to Terra Income Advisors, which are reflected in “Other operating expenses” on the statements of operations. For the three and six months ended March 31, 2015, the Company did not incur any reimbursable operating expenses to Terra Income Advisors.

Organization and Offering Expenses

For the three and six months ended March 31, 2016, Terra Income Advisors did not incur organization costs on behalf of the Company. For the three and six months ended March 31, 2015, Terra Income Advisors incurred organization costs of approximately $0.07 million and $0.1 million, respectively, on behalf of the Company.

As of March 31, 2016 and September 30, 2015, Terra Income Advisors incurred cumulative organization costs of approximately $0.2 million and $0.2 million, respectively and cumulative offering costs of approximately $1.9 million and $1.5 million, respectively, on behalf of the Company. Offering expenses consist of costs paid by Terra Income Advisors that are directly related to the registration and offering of the Company’s shares, including registration fees, legal fees and printing costs. Organization costs include those expenses paid by Terra Income Advisors for the legal organization, drafting and filing of the Company’s charter and other governance documents and include, but are not limited to, legal, accounting and filing fees.

Upon meeting the Minimum Offering Requirement, Terra Income Advisors is responsible for the payment of the Company’s cumulative organization and offering expenses to the extent such expenses exceed 1.5% of the gross proceeds from the Offering, without recourse against or reimbursement by the Company. As a result, Terra Income Advisors will bear all organization and offering expenses in excess of 1.5% of the gross proceeds from the Offering. Through March 31, 2016, the Company believes that it is highly likely that it will raise sufficient funds to reimburse Terra Income Advisors in full for all cumulative organization and offering expenses incurred to date and has accrued those expenses and costs. As of March 31, 2016 and September 30, 2015, the unreimbursed amount in excess of the 1.5% threshold was approximately $1.6 million and $1.5 million, respectively, and is included in Due to Adviser on the statements of assets and liabilities. For the three and six months ended March 31, 2016, the Company made reimbursement payments of approximately $0.0 million and $0.1 million, respectively, to Terra Income Advisors for offering costs incurred on behalf of the Company. For the three and six months ended March 31, 2015, the Company did not make any such reimbursement payments.

Dealer Manager Agreement

On April 20, 2015, the Company entered into a dealer manager agreement (the “Dealer Manager Agreement”) with the Terra Capital Markets, an affiliate of Terra Income Advisors, to serve as the dealer manager of the Offering. As dealer manager, Terra Capital Markets is responsible for marketing the Company’s shares being offered pursuant to the Offering. In this role, it manages a group of selling dealers, including other unaffiliated broker-dealers who enter into Selected Dealer Arrangements with Terra Capital Markets. Terra Capital Markets received selling commissions of 6.0% of gross proceeds from the Offering, dealer manager fees of up to 3.0% of gross proceeds from the Offering and broker-dealer fees of up to 1.0% of gross proceeds from the Offering for reimbursement of marketing and expenses, in connection with the sale of shares of common stock in the Offering, all or a portion of which may be re-allowed to selected broker-dealers for marketing and expenses. For the three and six months ended March 31, 2016, the Company incurred approximately $0.5 million and $1.6 million, respectively, of broker-dealer commissions and fees and, of this amount, approximately $0.3 million and $1.0 million, respectively, were re-allowed to selected broker-dealers under the Dealer Manager Agreement. On April 19, 2016, the Board approved an amended and restated deal manager agreement which the Company adopted on April 27, 2016 (see Note 11).

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

The following table provides information regarding the expenses that the parties to the agreement determined would be incurred by Terra Income Advisors pursuant to the Expense Support Agreement:

Three months ended	Amount of Expense Reimbursement Payment	Annualized Operating Expense Ratio as of the Date of Expense Reimbursement Payment	Annualized Rate of Distributions Per Share(1)	Reimbursement Eligibility Expiration
June 30, 2015	$515,813	24.53%	8.00%	June 30, 2018
September 30, 2015	1,174,487	66.63%	8.00%	September 30, 2018
December 31, 2015 (2)	576,755	15.60%	8.00%	December 31, 2018

(1)	The annualized rate of distributions per share is expressed as a percentage equal to the projected annualized distribution amount as of the date each payment was made (which is calculated by annualizing the regular daily cash distribution per share as of the date each payment was made without compounding), divided by the Company’s public offering price per share as of the date each payment was made.

(2)	The expense reimbursement payment amount of $576,755 represents the total of the twice monthly expense reimbursement payments through November 30, 2015. The annualized operating expense ratio of 15.60% represents the ratio average of such twice monthly expense reimbursement payment dates. Effective December 1, 2015, the Company suspended the expense reimbursement payment.

For the six months ended March 31, 2016, the Company recorded Expense Support Payments of approximately $0.6 million, which are included in the statements of operations. For the three months ended March 31, 2016 and 2015, and the six months ended March 31, 2015, the Company did not record any Expense Support Payments.

As of March 31, 2016 and September 30, 2015, the Company accrued cumulative Expense Support Payments of approximately $2.3 million and $1.7 million, respectively, which is included in Due to Adviser, net on the statements of assets and liabilities.

Due to / Due from Adviser

The Company entered into various agreements with Terra Income Advisors whereby the Company pays and reimburses Terra Income Advisors for certain fees and expenses, and Terra Income Advisor reimburses the Company for excess operating expenses. The Company determined that it has the right of offset on the amounts due to and due from Terra Income Advisor under the guidance in ASC Topic 210 – Balance Sheet. As such, the net amount is presented as Due to Adviser, net on the statements of assets and liabilities. The following table presents a summary of Due to Adviser, net as of March 31, 2016 and September 30, 2015:

	March 31, 2016	September 30, 2015
Due to Adviser:
Organization and offering costs	$1,796,098	$1,538,661
Reimbursable costs - operating expense	878,145	712,946
Based management fee payable	362,199	47,116
	3,036,442	2,298,723
Due from Adviser:
Expense support payment	2,267,055	1,690,300
Due to Adviser, net	$769,387	$608,423

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

Participation interest purchased by the Company: As of March 31, 2016 and September 30, 2015, the Company held an 11.11% participating interest (or $2.0 million face value) in a loan to TSG-Parcel 1, LLC. This investment is held in the name of Terra Secured Income Fund 5, LLC, but the Company’s rights and obligations, including interest income and other income (e.g., exit fee and prepayment income) and related fees/expenses are based upon its respective pro-rata participation interest in such investment, as specified in the respective Participation Agreement (the “PA”). The Company’s share of the investment is repayable only from the proceeds received from the related borrower/issuer of the investment, and therefore the Company is also subject to the credit risk (i.e., risk of default by the underlying borrower/issuer).

Pursuant to the PA, the affiliated fund receives and allocates the interest income and other related investment incomes in respect of the investment to the Company. The Company pays related expenses (i.e., base management fees) directly to Terra Income Advisors.

Transfers of participation interests by the Company: The following table summarizes the investments that were subject to PAs with investment partnerships affiliated with Terra Income Advisors as of March 31, 2016:

			Transfers treated as obligations under participation agreements
	Principal	Fair Value	% Transferred	Principal	Fair Value
KOP Hotel XXXI Mezz, LP.	$5,800,000	$5,800,000	31.0%	$1,800,000	$1,800,000
QPT 24th Street Mezz, LLC(1)	15,087,089	15,087,089	83.3%	12,571,855	12,571,855
Total	$20,887,089	$20,887,089		$14,371,855	$14,371,855

(1)	The principal amount includes paid-in-kind interest of $87,089, of which $71,855 was treated as obligations under participation agreements.

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

Note 5. Commitments and Contingencies

In the ordinary course of business, the Company may enter into future funding commitments. As of March 31, 2016 and September 30, 2015, the Company had no unfunded commitments.

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

See “Note 4. Related Party Transactions”, for a discussion of the Company’s commitments to Terra Income Advisors and its affiliates.

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

The following table reconciles net decrease in net assets resulting from operations to taxable income:

	For the six months ended March 31,
	2016	2015
Net decrease in net assets resulting from operations	$(1,209,848)	$(247,590)
Net change in unrealized (appreciation) depreciation on investments	—	—
Amortization of offering costs	728,686	—
Expense reimbursement from Adviser	(576,755)	—
Other temporary differences	23,696	102,471
Total taxable loss	$(1,034,221)	$(145,119)

The following table reflects, for tax purposes, the estimated sources of the cash distributions that the Company has paid on its common stock during the six months ended March 31, 2016 and 2015:

	Six months ended March 31,
	2016		2015
Source of Distribution	Distribution Amount(1)	Percentage	Distribution Amount(1)	Percentage

Return of capital from offering proceeds	$544,297	100.0%	$—	—%
Return of capital from borrowings	—	—	—	—
Ordinary Income	—	—	—	—
Return of capital (other)	—	—	—	—
Distributions on a tax basis:	$544,297	100.0%	$—	—%

(1)	The Distribution Amount and Percentage reflected for the six months ended March 31, 2016 are estimated figures. The actual source of distributions for the fiscal year ending 2016 will be calculated in connection with the Company’s year-end procedures.

As of March 31, 2016, the Company did not have differences between book basis and tax basis cost of investments.

Note 7. Directors Fees

The Company’s directors who do not also serve in an executive officer capacity for the Company or Terra Income Advisors are entitled to receive annual cash retainer fees, fees for attending board and committee meetings and annual fees for serving as a committee chairperson. These directors receive an annual fee of $20,000, plus $2,500 for each board meeting attended in person, $1,000 for each board meeting attended via teleconference and $1,000 for each committee meeting attended. In addition, the chairman of the audit committee receives an annual fee of $7,500 and the chairman of each of the nominating and corporate governance and the valuation committees, and any other committee, receives an annual fee of $2,500 for their additional services. For the three and six months ended March 31, 2016, the Company recorded approximately $0.02 million and $0.06 million for directors’ fees expense, respectively. For both the three and six months ended March 31, 2015, the Company recorded approximately $0.03 million for directors’ fees expense.

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

Note 8. Capital

The Company entered into a stock purchase agreement with Terra Capital Partners, the Company’s sponsor. On September 19, 2014, pursuant to a private placement, Terra Capital Partners contributed cash consideration of $125,000 to purchase approximately 11,111 shares of common stock at $11.25 per share. On October 20, 2014, pursuant to a private placement, Terra Capital Partners contributed an additional $50,000 in cash to purchase approximately 4,445 additional shares of common stock at $11.25 per share. As of March 31, 2016, the Company had 2,335,081 shares of common stock outstanding.

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

Pursuant to Section 10(a)(3) of the Securities Act, the Company is required to ensure that, during any period in which offers and sales of its common stock are being made, the information contained in its prospectus shall be as of a date not more than 16 months prior to such use so far as such information is known to it or can be furnished by it without unreasonable effort or expenses. Accordingly, the Company ceased selling efforts of its common stock on February 19, 2016. As of March 31, 2016, the Company had unsettled subscription proceeds totaling $6.6 million, which is reflected as payable for unsettled stock subscriptions on the Company's statements of assets and liabilities. The Company expects to re-commence selling efforts and acceptance of subscription proceeds on May 18, 2016.

Note 9. Net Increase (Decrease) in Net Assets

Earnings (loss) per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period.

The following information sets forth the computation of the weighted average net increase in net assets per share from operations for the three and six months ended March 31, 2016 and 2015:

	For the three months ended March 31,		For the six months ended March 31,
Basic	2016	2015	2016	2015
Net decrease in net assets resulting from operations	$(784,289)	$(209,344)	$(1,209,848)	$(247,590)
Weighted average common shares outstanding (1)	2,173,975	N/A	1,725,697	N/A
Net decrease in net assets resulting from operations per share (1)	$(0.36)	N/A	$(0.70)	N/A

(1)	Share and per share data are only presented for periods subsequent to June 24, 2015, the date the Minimum Offering Requirement was met.

Note 10. Distributions

Dividends from net investment income and capital gain distributions are determined in accordance with U.S. federal income tax regulations, which differ from U.S. GAAP.

The following table reflects the Company’s distributions for the six months ended March 31, 2016:

Record Date	Payment Date	Per Share Per Day	Distributions Paid in Cash	Distributions Paid through the DRIP	Total Distributions Paid/Accrued
October 20, 2015	October 31, 2015	$0.002740	$56,467	$27,330	$83,797
November 20, 2015	November 30, 2015	0.002740	66,042	37,026	103,068
December 20, 2015	December 31, 2015	0.002740	85,246	49,294	134,540
January 20, 2016	January 31, 2016	0.002733	104,209	61,892	166,101
February 20, 2016	February 29, 2016	0.002733	109,923	66,508	176,431
March 20, 2016	March 31, 2016	0.002733	122,410	74,913	197,323
			$544,297	$316,963	$861,260

The Company made no distributions for the six months ended March 31, 2015.

Note 11. Financial Highlights

The following is a schedule of financial highlights for the six months ended March 31, 2016:

	For the six months ended March 31, 2016	For the period from June 24, 2015 (date the Minimum Offering Requirement was met) through September 30, 2015
Per share data:
Net asset value at beginning of period	$10.97	$10.97
Results of operations (1):
Net investment income (loss)	(0.70)	0.05
Net decrease in net assets resulting from operations	(0.70)	0.05
Shareholder distributions (2):
Dividends declared from return of capital	(0.50)	(0.27)
Net decrease in net assets resulting from shareholder distributions	(0.50)	(0.27)
Capital share transactions:
Other (3)	0.47	0.22
Net increase in net assets resulting from capital share transactions	0.47	0.22
Net asset value, end of period	$10.24	$10.97
Shares outstanding at end of period	2,335,081	926,357
Total return(4)	(2.01)%	(10.36)%
Ratio/Supplemental data:
Net assets, end of period	$23,919,069	$10,161,072
Ratio of net investment income to average net assets (5)	(13.33)%	1.33%
Ratio of operating expenses to average net assets(6)	25.14%	2.81%
Portfolio turnover	N/A	N/A

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

(2)	The per share data for distributions reflects the actual amount of distributions declared per share during the period.

(3)	Represents the impact of the different share amounts used in calculating per share data as a result of calculating certain per share data based upon the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.

(4)	Total return is calculated assuming a purchase of shares of common stock at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP.

(5)	For the six months ended March 31, 2016, excluding the expense support and conditional reimbursement, the annualized ratios of net investment income and operating expenses to average net assets are (19.68)% and 31.49%, respectively. For the period ended September 30, 2015, excluding the expense support and conditional reimbursement, the ratios of net investment income and operating expenses to average net assets are (73.82)% and 77.96%, respectively.
21

Note 12. Subsequent Events

The management of the Company has evaluated events and transactions through May 12, 2016, the date the financial statements were issued, and has determined that there are no material events that would require adjustment to or disclosure in the Company’s financial statements other than those listed below.

From April 1, 2016 through May 12, 2016, the Company received proceeds related to stock subscriptions held in escrow totaling approximately $2.6 million (see Note 8).

On April 19, 2016, the Board approved an amended and restated dealer manager agreement (the “Amended Dealer Manager Agreement”). Under the terms of the Amended Dealer Manager Agreement, Terra Capital Markets is expected to receive selling commissions of 3.0% of gross proceeds from the offering, dealer manager fees of 1.5% of the gross proceeds from the offering, and broker-dealer fees of up to 1.0% of gross proceeds from the offering for reimbursement of marketing and expenses in connection with the sale of shares of the Company’s common stock in the offering, all or a portion of which may be re-allowed to selected broker-dealers for marketing and expenses. In addition, Terra Capital Markets is expected to receive a distribution fee at an annual rate of 1.125% of gross offering proceeds, excluding shares sold through the distribution reinvestment plan, all or a portion of which may be re-allowed to selected broker-dealers for services performed in connection with the distribution of our shares. The distribution fee will be payable annually with respect to each share sold in the primary offering on the first, second, third, and fourth anniversaries of the month of purchase. On April 27, 2016, the Company adopted the Amended Dealer Manager Agreement. As a result of the amendment, Terra Capital Markets will reimburse the Company approximately $1.3 million for commissions and fees the Company paid related to the shares sold prior to February 20, 2016. The reimbursement amount will be paid back to Terra Capital Markets on the first, second, third and fourth anniversaries of the months of purchase under the Amended Dealer Manager Agreement.

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

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in our Annual Report on Form 10-K. Other factors that could cause actual results to differ materially include:

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

Our primary investment objectives are to pay attractive and stable cash distributions and to preserve, protect and return capital contributions to stockholders. Our investment strategy is to use substantially all of the proceeds of the Offering to originate and manage a diversified portfolio consisting of (1) commercial real estate loans to U.S. companies qualifying as eligible portfolio companies under the 1940 Act, including mezzanine loans, first and second lien mortgage loans, subordinated mortgage loans, bridge loans and other commercial real estate-related loans related to or secured by high quality commercial real estate in the United States and (2) preferred equity real estate investments in U.S. companies qualifying as eligible portfolio companies under the 1940 Act. We may also purchase select commercial real estate-related debt securities, such as commercial mortgage-backed securities or collateralized debt obligations; provided, however, that we will select all investments after considering our ability to qualify to be taxed as a RIC.

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

Expenses

We expect our primary annual operating expenses to be the payment of advisory fees and reimbursement of expenses to Terra Income Advisors. We will bear other expenses, which are expected to include, among other things:

•	corporate, organizational and offering expenses relating to offerings of our common stock, subject to limitations included in the Investment Advisory Agreement;

•	the cost of calculating our NAV, including the related fees and cost of any third-party valuation services;

•	the cost of effecting sales and repurchases of shares of our common stock and other securities;

•	fees payable to third parties relating to, or associated with, monitoring our financial and legal affairs;

•	making investments and valuing investments, including fees and expenses associated with performing due diligence reviews of prospective investments;

•	interest payable on debt, if any, incurred to finance our investments;

•	transfer agent and custodial fees;

•	distribution fees;

•	fees and expenses associated with marketing efforts;

•	federal and state registration fees;

•	federal, state and local taxes;

•	independent directors’ fees and expenses, including travel expenses;

•	costs of director and stockholder meetings, proxy statements, stockholders’ reports and notices;

•	costs of fidelity bonds, directors and officers/errors and omissions liability insurance and other insurance premiums;

•	direct costs, including those relating to printing of stockholder reports and advertising or sales materials, mailing and long distance telephone expenses;

•	fees and expenses associated with independent audits and outside legal costs, including compliance with the Sarbanes-Oxley Act of 2002, the 1940 Act and applicable federal and state securities laws;

•	costs associated with our chief compliance officer;

•	brokerage commissions for our investments; and

•	all other expenses incurred by us or Terra Income Advisors in connection with administering our investment portfolio, including expenses incurred by Terra Income Advisors in performing certain of its obligations under the Investment Advisory Agreement.

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

Portfolio and Investment Activity

For the three months ended March 31, 2016, we invested approximately $2.4 million in one new loan and had no exits or repayments resulting in net investments of approximately $2.4 million. For the six months ended March 31, 2016, we invested approximately $23.2 million in three new loans and had no exits or repayments, resulting in net investments of approximately $23.2 million for the period.

For the three and six months ended March 31, 2015, we had no new investments and had no exits or repayments.

Our portfolio composition, based on fair value at March 31, 2016 was as follows:

	March 31, 2016
	Percentage of Total Portfolio	Weighted Average Yield(1)
Loans	92.1%	12.99%
Loan through participation interest	7.9	12.00
Total	100.0%	13.42%

(1)	Based upon the par value of our debt investments.

Our portfolio composition, based on fair value at September 30, 2015 was as follows:

	September 30, 2015
	Percentage of Total Portfolio	Weighted Average Yield(1)
Loan through participation interest	100.0%	12.0%
Total	100.0%	12.0%

(1)	Based upon the par value of our debt investments.

The following table presents the fair value measurements at March 31, 2016:

	March 31, 2016
	Investments at Fair Value	Percentage of Total Portfolio
Loans	$23,312,089	92.1%
Loan through participation interest (Note 4)	2,000,000	7.9
Total	$25,312,089	100.0%

The following table presents the fair value measurements at September 30, 2015:

	September 30, 2015
	Investments at Fair Value	Percentage of Total Portfolio
Loan through participation interest (Note 4)	$2,000,000	100.0%
Total	$2,000,000	100.0%

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

Certain partial loan sales do not qualify for sale accounting under ASC Topic 860 – Transfers and Servicing (“ASC Topic 860”) because these sales do not meet the definition of a “participating interest,” as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain as an investment on the accompanying statements of assets and liabilities and the portion sold is recorded as obligations under participation agreements in the liabilities section of the statements of assets and liabilities.

As of March 31, 2016, obligations under participation agreements at fair value totaled $14.4 million and the fair value of the loans that are associated with these obligations under participation agreements was $20.9 million. As of September 30, 2015, we did not have any obligations under participation agreements. During the six months ended March 31, 2016, there were no repayments on obligations under participation agreements. The weighted average interest rate on our obligations under participation agreements was approximately 13.87%.

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

Operating results for the three and six months ended March 31, 2016 and 2015 were as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2016	2015	2016	2015
Total investment income	$828,358	$311	$1,072,905	$649
Total operating expenses	1,612,647	209,655	2,859,508	248,239
Less: Expense reimbursement from Adviser	—	—	(576,755)	—
Net expenses	1,612,647	209,655	2,282,753	248,239
Net investment loss	(784,289)	(209,344)	(1,209,848)	(247,590)
Net decrease in net assets resulting from operations	$(784,289)	$(209,344)	$(1,209,848)	$(247,590)

Investment Income

For the three and six months ended March 31, 2016, total investment income was $0.8 million and $1.1 million, respectively, and was attributable to four loans made for $25.3 million with a weighted average annual interest rate of 13.42%. For the three and six months ended March 31, 2015, total investment income was $311 and $649, respectively. The increase of the three and six months ended March 31, 2016 over the three and six months ended March 31, 2015 is primarily due to our commencement of operations as of June 24, 2015.

Operating Expenses

The composition of our operating expenses for the three and six months ended March 31, 2016 and 2015 were as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2016	2015	2016	2015
Amortization of offering costs	$373,153	$—	$728,686	$—
Marketing expenses	137,535	—	390,714	—
Professional fees	329,553	92,571	549,644	92,571
Interest expense from obligations under participation agreements	502,533	—	581,355	—
Base management fees	111,955	—	187,973	—
Insurance expense	55,986	13,757	112,784	13,757
Directors’ fees	24,125	27,125	62,875	27,125
General and administrative expenses	6,589	—	24,135	—
Organization expenses	—	73,576	—	112,124
Other operating expenses (Note 4)	71,218	2,626	221,342	2,662
Total operating expenses	1,612,647	209,655	2,859,508	248,239
Less: Expense reimbursement from Adviser	—	—	(576,755)	—
Net expenses	$1,612,647	$209,655	2,282,753	248,239

For the three and six months ended March 31, 2016, total operating expenses were approximately $1.6 million and $2.9 million, respectively. For the three and six months ended March 31, 2015, total operating expenses were approximately $0.2 million and $0.2 million, respectively. Our primary operating expenses include the amortization of offering costs, marketing expenses, which include the costs of educational and training seminars and other marketing related expenses, professional fees, interest expense from obligations under participation agreements, base management fees, insurance expense, directors’ fees and organization expenses. Other operating expenses include reimbursements to Terra Income Advisors for operating expenses incurred in connection with administrative services provided to us, including compensation to administrative personnel. The increase of the three and six months ended March 31, 2016 over the three and six months ended March 31, 2015 is primarily due to our commencement of operations as of June 24, 2015.

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

Pursuant to the terms of the Expense Support Agreement, we have agreed to reimburse Terra Income Advisors for each Expense Support Payment within three years after such Expense Support Payment is made by Terra Income Advisors. Reimbursement shall be made as promptly as possible on a date mutually agreed to by us and Terra Income Advisors provided that (i) the operating expense ratio, defined as operating expenses excluding organization and offering expenses, base management fees, incentive fees and any interest expense attributable to indebtedness by us (“Net Operating Expenses”) expressed as a percentage of our net assets on the relevant measurement date, as of such reimbursement date is equal to or less than the operating expense ratio as of the Expense Support Payment date attributable to such specified Expense Support Payment, (ii) the annualized distribution rate as of such reimbursement date is equal to or greater than the annualized distribution rate as of the Expense Support Payment date attributable to such specified Expense Support Payment; (iii) such reimbursement date is not later than three years following such specified Expense Support Payment Date; and (iv) the Expense Support Payment does not cause our Net Operating Expenses to exceed 1.5% of our net assets attributable to common shares, after taking such reimbursement into account. Terra Income Advisors is entitled to reimbursement of all previously unreimbursed expense support payments in the event of termination of the expense support agreement. Effective December 1, 2015, the Company suspended the expense reimbursement payment.

 For the six months ended March 31, 2016, we recorded expense reimbursements of approximately $0.6 million, which are included in the statements of operations. For the three months ended March 31, 2016 and 2015 and the six months ended March 31, 2015, we did not record any expense reimbursements in the statements of operations.

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

There were no sales or repayments for the three and six months ended March 31, 2016 and 2015, therefore, there were no realized gains or losses.

Net Change in Unrealized Appreciation or Depreciation on Investments and Obligations under Participation Agreements

Net change in unrealized appreciation or depreciation will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses, when gains or losses are realized.

For the three and six months ended March 31, 2016 and 2015 there was no unrealized appreciation or depreciation on our investments or obligations under participation agreements.

Net Decrease in Net Assets Resulting from Operations

For the three and six months ended March 31, 2016, we recorded a net decrease in net assets resulting from operations of approximately $0.8 million and $1.2 million, respectively. Based on the weighted average shares of common stock outstanding for the three and six months ended March 31, 2016, our per share net decrease in net assets resulting from operations was $0.36 and $0.70, respectively. For the three and six months ended March 31, 2015 we recorded a net decrease in net assets resulting from operations of approximately $0.2 million and $0.2 million, respectively. Per share data is not presented for periods before June 24, 2015, the date on which the Minimum Offering Requirement was met.

Cash Flows for the Six Months Ended March 31, 2016

For the six months ended March 31, 2016, net cash used in operating activities was approximately $3.2 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and sales of portfolio investments, among other factors. Cash flows used in operating activities for the six months ended March 31, 2016 were primarily purchases of investments totaling approximately $23.2 million, partially offset by net proceeds from obligations under participation agreements of approximately $14.3 million and an increase in payable for unsettled stock subscriptions of $6.3 million (see Note 8).

Net cash provided by financing activities of approximately $14.9 million for the six months ended March 31, 2016 primarily related to proceeds from the issuance of common stock of approximately $17.1 million, partially offset by payments of selling commissions and dealer manager fees of approximately $1.6 million.

For the six months ended March 31, 2015, net cash used in operating activities was approximately $0.03 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and sales of portfolio investments, among other factors. Cash flows used in operating activities for the six months ended March 31, 2015, were primarily deferred offering costs of approximately $0.8 million, partially offset by due to adviser of approximately $0.9 million. Net cash provided by financing activities of approximately $0.05 million for the six months ended March 31, 2015 related to net proceeds from the issuance of common stock of approximately $0.05 million.

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

Financial Condition, Liquidity and Capital Resources

We currently generate cash primarily from the net proceeds of the Offering and from cash flows from interest, dividends and fees earned from our investments and principal repayments and proceeds from sales of our investments. Our primary use of cash is for our targeted investments, payments of our expenses and cash distributions to our stockholders. Since we have met the Minimum Offering Requirement, gross subscription funds, including the proceeds raised from sales of stock to our sponsor, Terra Capital Partners, are available to us. We sell our shares on a continuous basis at a per share price of $12.50. However, to the extent that our NAV per share increases to an amount greater than our net proceeds as stated in our prospectus dated April 27, 2016, filed with the SEC on April 27, 2016, we will sell at a price necessary to ensure that our shares are not sold at a price, after deduction of selling commissions, broker-dealer fees and dealer manager fees, that is below NAV per share. On November 11, 2015, and effective as December 1, 2015, the Board approved a change to a certain aspect of our share pricing policy such that, once we have raised gross offering proceeds in excess of $125 million, or prior to then in the sole discretion of our Board, in the event of a material decline in our NAV per share, which we consider to be a 2.5% decrease below our then-current net offering price, we will reduce our offering price to establish a new net offering price not more than 2.5% above our NAV per share.

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

Our principal demands for funds are for portfolio investments, either directly or through investment interests, for the payment of operating expenses, distributions to our investors and for the payment of principal and interest on any outstanding indebtedness we may acquire. Generally, cash needs for investment activities will be met through proceeds from the sale of shares of our common stock through the Offering. Management expects that in the future, as our investment portfolio grows, our investments will generate sufficient cash flow to cover operating expenses and the payment of a monthly distribution.

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

Distributions to our stockholders are recorded as of the record date. Subject to the discretion of the Board and applicable legal restrictions, we authorize and declare ordinary cash distributions on either a monthly or quarterly basis and pay such distributions on a monthly basis. We calculate each stockholder’s specific distribution amount for the period using daily record dates, and each stockholder’s distributions begin to accrue on the date we accept such stockholder’s subscription for shares of our common stock. From time to time at the discretion of the Board, we may also pay special interim distributions in the form of cash or shares of common stock.

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

Valuation of Obligations under Participation Agreements

We have elected the fair value option under ASC Topic 825 — Financial Instruments (“ASC Topic 825”) relating to accounting for debt obligations at their fair value for obligations under participation agreements which arose due to partial loan sales which did not meet the criteria for sale treatment under ASC Topic 860. We employ the yield approach valuation methodology used for the real-estate related loan investments on our obligations under participation agreements. As of March 31, 2016, obligations under participation agreements at fair value totaled approximately $14.4 million and the fair value of the loans that are associated with these obligations under participation agreements is approximately $20.9 million. For the six months ended March 31, 2016, there were no repayments on obligations under participation agreements. The weighted average interest rate on our obligations under participation agreements was approximately 13.87% as of March 31, 2016.

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

Organization Costs

Organization costs include, among other things, the cost of incorporating, including the cost of legal services and other fees pertaining to our organization. These costs are expensed as incurred. For the three and six months ended March 31, 2016, we did not incur organization costs that would be paid on behalf of us by Terra Income Advisors. For the three and six months ended March 31, 2015, we incurred organization costs of approximately $0.07 million and $0.1 million, respectively, which were paid on behalf of us by Terra Income Advisors and have been recorded as a payable to it.

Offering Costs

Our offering costs include, among other things, legal and printing costs pertaining to preparation of the initial registration statement and prospectus and registration fees relating to the Offering. All offering costs incurred during the offering period are recorded as deferred charge and amortized over twelve months from the date the cost is incurred, with the exception of those costs that were incurred prior to the commencement of operations (June 24,2015), which are being amortized over a twelve month period from that date forward. For the three and six months ended March 31, 2016, we incurred offering costs of approximately $0.3 million and $0.4 million, respectively. Offering costs incurred prior to the commencement of operations are capitalized on the statements of assets and liabilities as deferred offering costs until operations begin, and thereafter, are amortized to expense over twelve months on a straight-line basis. Previously, all offering costs incurred after the commencement of operations were charged against capital in excess of par value on the statements of assets and liabilities. Starting on January 1, 2016, we capitalize all offering costs and expense them over a 12-month period. For the three and six months ended March 31, 2016, we recorded approximately $0.4 million and $0.7 million of amortization of offering costs, respectively.

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

Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the statements of operations. During the six months ended March 31, 2016, we did not incur any interest or penalties.

Contractual Obligations

We have entered into certain contracts under which we have material future commitments. On April 20, 2015, we entered into the Investment Advisory Agreement with Terra Income Advisors in accordance with the 1940 Act. The Investment Advisory Agreement became effective on June 24, 2015, the date that we met the Minimum Offering Requirement. Terra Income Advisors serves as our investment adviser in accordance with the terms of the Investment Advisory Agreement. Payments under the Investment Advisory Agreement in each reporting period consist of (i) a base management fee equal to a percentage of the value of our average gross assets and (ii) an incentive fee based on our performance. Terra Income Advisors is reimbursed for allocated administrative expenses incurred on our behalf. For the three and six months ended March 31, 2016, we incurred approximately $0.1 million and $0.2 million, respectively, in base management fees under the Investment Advisory Agreement. For the three and six months ended March 31, 2015, we did not incur any base management fees under the Investment Advisory Agreement. For the three and six months ended March 31, 2016, we incurred approximately $0.07 million and $0.2 million, respectively, in allocated administrative expenses reimbursable to Terra Income Advisors. For the three month and six month periods ended March 31, 2015, no services had been performed by Terra Income Advisors under the Investment Advisory Agreement, and no fees or reimbursements had been earned or paid.

On April 20, 2015, we entered into a dealer manager agreement (the “Dealer Manager Agreement”) with Terra Capital Markets, an affiliate of Terra Income Advisors, to serve as the dealer manager of the Offering. As dealer manager, Terra Capital Markets is responsible for marketing our shares being offered pursuant to the Offering. In this role, it will manage a group of selling dealers, including other unaffiliated broker-dealers who enter into Selected Dealer Arrangements with Terra Capital Markets. Terra Capital Markets received selling commissions of 6.0% of gross proceeds from the Offering, dealer manager fees of up to 3.0% of gross proceeds from the Offering and broker-dealer fees of up to 1.0% of gross proceeds from the Offering for reimbursement of marketing and expenses, in connection with the sale of shares of our common stock in the Offering, all or a portion of which may be re-allowed to selected broker-dealers for marketing and expenses. For the three and six months ended March 31, 2016, we incurred approximately $0.5 million and $1.6 million, respectively, of broker-dealer commissions and fees and, of this amount, approximately $0.3 million and $1.0 million, respectively, was re-allowed to selected broker-dealers under the Dealer Manager Agreement. On April 19, the Board approved the Amended Dealer Manager Agreement which we adopted on April 29, 2016 (see Note 11).

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

In February 2015, the FASB issued ASU 2015-02, Consolidation (ASC Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 significantly changes the consolidation analysis required under U.S. GAAP and ends the deferral granted to investment companies from applying the variable interest entity guidance. ASU 2015-02 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015 and early adoption is permitted. The Company elected to early adopt ASU 2015-02 beginning January 1, 2016. The adoption of ASU 2015-02 did not have a material impact on its financial statements and disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. ASU 2015-03 is effective for fiscal years that begin after December 15, 2015 and early adoption is permitted. The Company elected to early adopt ASU 2015-03 beginning January 1, 2016. The adoption of ASU 2015-03 did not have a material impact on its financial statements and disclosures.

  In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 retains many current requirements for the classification and measurement of financial instruments; however, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments. This guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is not permitted for public business entities. Management is currently evaluating the impact these changes will have on the Company’s financial statements and disclosures.

Related Party Transactions

Compensation of Terra Income Advisors and Terra Capital Markets

Pursuant to the Investment Advisory Agreement, we pay Terra Income Advisors a base management fee and an incentive fee. We commenced recording fees under the Investment Advisory Agreement on June 24, 2015, upon commencement of our operations.

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

Terra Income Advisors has funded our offering costs and organization costs. Organization expenses are expensed on our statements of operations. Offering costs prior to the commencement of operations were capitalized on our statements of assets and liabilities as deferred charges until operations began, and thereafter, are being amortized to expense over twelve months on a straight-line basis. Commencement of operations is considered to be June 24, 2015, the date we raised the Minimum Offering Requirement. Previously, all offering costs incurred after the commencement of operations were charged against capital in excess of par value on the statements of assets and liabilities. Starting on January 1, 2016, we capitalize all offering costs and expense them over a 12-month period. Terra Income Advisors is responsible for the payment of our cumulative organization and offering expenses to the extent such expenses exceed 1.5% of the gross proceeds from the Offering, without recourse against or reimbursement by us. As a result, Terra Income Advisors will bear all organization and offering expenses in excess of 1.5% of the gross proceeds from the Offering. As of March 31, 2016 and September 30, 2015, Terra Income Advisors funded offering costs and organization costs in the amount of $2.1 million and $1.7 million, respectively.

Under the Dealer Manager Agreement, Terra Capital Markets, LLC, one of our affiliates, is entitled to receive selling commissions, broker-dealer fees and dealer manager fees in connection with the sale of shares of common stock in the Offering, all or a portion of which may be re-allowed to selected broker-dealers. For the three and six months ended March 31, 2016, we recorded approximately $0.5 million and $1.6 million, respectively, of broker-dealer commissions and fees and of this amount re-allowed approximately $0.3 million and $1.0 million, respectively, under the Dealer Manager Agreement. For the three and six months ended March 31, 2015, we did not record any fees under this arrangement. On April 19, 2016 the Board approved the Amended Dealer Manager Agreement which we adopted on April 27, 2016 (see Note 11).

Pursuant to the Expense Support Agreement, Terra Income Advisors has agreed to reimburse us for certain operating expenses for any period since inception, until we and Terra Income Advisors mutually agree otherwise. This payment for any month shall be paid by Terra Income Advisors to us in any combination of cash or other immediately available funds, and/or offsets against amounts due from us to Terra Income Advisors. Reimbursement shall be made as promptly as possible on a date mutually agreed to by us and Terra Income Advisors provided that (i) the operating expense ratio, defined as Net Operating Expenses expressed as a percentage of our net assets on the relevant measurement date, as of such reimbursement date is equal to or less than the operating expense ratio as of the Expense Support Payment date attributable to such specified Expense Support Payment, (ii) the annualized distribution rate as of such reimbursement date is equal to or greater than the annualized distribution rate as of the Expense Support Payment date attributable to such specified Expense Support Payment; (iii) such reimbursement date is not later than three years following such specified Expense Support Payment Date; and (iv) the Expense Support Payment does not cause our Net Operating Expenses to exceed 1.5% of our net assets attributable to common shares, after taking such reimbursement into account. Terra Income Advisors is entitled to reimbursement of all previously unreimbursed expense support payments in the event of termination of the expense support agreement. For the six months ended March 31, 2016, we recorded Expense Support Payments of approximately $0.6 million, which are included in the statements of operations. For the three months ended March 31, 216 and 2015, and the six months ended March 31, 2015, we did not record any Expense Support Payments. As of March 31, 2016 and September 30, 2015, we accrued cumulative Expense Support Payments of approximately $2.3 million and $1.7 million, respectively, which is included in Due to Adviser, net on the statements of assets and labilities.

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

On April 19, 2016, the Board approved an amended and restated dealer manager agreement (the “Amended Dealer Manager Agreement”). Under the terms of the Amended Dealer Manager Agreement, Terra Capital Markets is expected to receive selling commissions, dealer manager fees and broker-dealer fees of 3.0%, 1.5% and 1.0%, respectively, of gross proceeds from the offering, all or a portion of which may be re-allowed to selected broker-dealers for marketing and expenses. In addition, Terra Capital Markets will receive a distribution fee at an annual rate of 1.125% of gross offering proceeds, excluding shares sold through the distribution reinvestment plan (the “Distribution Fee”). The Distribution Fee is payable annually with respect to each share sold in the primary offering on the first, second, third and fourth anniversaries of the month of purchase.

In connection with the approval of the Amended Dealer Manager Agreement, Terra Capital Markets has agreed to reimburse to us an amount equal to the distribution fees expected to be paid on all outstanding shares of common stock as of April 27, 2016 (the “Distribution Fee Reimbursement”). Both Terra Capital Markets and Terra Income Advisors are subsidiaries of Terra Capital Partners, our sponsor. Therefore, the Distribution Fee Reimbursement and the Amended Dealer Manager Agreement may be deemed a ‘‘joint enterprise or other joint arrangement’’ within the meaning of the 1940 Act and the rules promulgated thereunder. Accordingly, to eliminate any uncertainty, on April 25, 2016, we filed with the SEC an application for exemptive relief from the provisions of Section 57(a)(4) of the 1940 Act and Rule 17d-1 under the 1940 Act, in which we requested relief, subject to the satisfaction of certain conditions, to permit Terra Capital Markets to effect the Distribution Fee Reimbursement. We believe the Distribution Fee Reimbursement, the changes to the selling commissions, dealer manager fees, and broker-dealer fees, and implementation of the Distribution Fee, is likely to lead to greater demand for our common stock in the Offering, which we believe will further benefit our investors by facilitating a lower operating expense ratio and greater diversification of its investment portfolio.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

 We may hedge against interest rate and currency exchange rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts, subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. For the six months ended March 31, 2016, we did not engage in interest rate hedging activities.

Assuming that the statements of assets and liabilities as of March 31, 2016 remains constant and that we take no actions to alter our existing interest rate sensitivity, there would be no impact to interest income or net investment income as the result of changes in variable interest rates.

In addition, we may have risks regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Valuation of Investments.”

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

Changes in Internal Control Over Financial Reporting

Based on their previous evaluation of the our disclosure controls and procedures prior to filing our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, our chief executive officer and our chief financial officer (as defined in Rule 30a-3(d) under the 1940 Act) determined that as of and prior to September 30, 2015, our fiscal year end, our disclosure controls and procedures had been operating effectively except for a material weakness in our internal control over financial reporting, specifically, the application of appropriate guidance related to recording of the expense reimbursement from Terra Income Advisors in the statements of operations. This internal control issue only affected the statements of operations as reported for the quarter ended September 30, 2015. The presentation of the operating expense reimbursement was properly corrected and reported as of September 30, 2015, and there was no impact to our net asset value or in the amount of dividends declared and paid as a result of this correction.

During the three month period ending on March 31, 2016, our management has evaluated and implemented changes in our existing policies and procedures related to the review of the accounting impacts of material and complex transactions in order to improve the effectiveness of our controls and ensure that recording of transactions to the statements of operations are stated fairly.  These changes included the retention of an independent third-party accounting specialist to evaluate the accounting impacts of material and complex transactions, and the employment by Terra Income Advisors of a financial reporting specialist reporting directly to our Chief Financial Officer to assist in the preparation of our financial statements, to improve the effectiveness of our controls and ensure the fairness and accuracy of our reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended September 30, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATON

On April 19, 2016, the Board approved an amended and restated dealer manager agreement (the “Amended Dealer Manager Agreement”). Under the terms of the Amended Dealer Manager Agreement, Terra Capital Markets is expected to receive selling commissions of 3.0% of gross proceeds from the offering, dealer manager fees of 1.5% of the gross proceeds from the offering, and broker-dealer fees of up to 1.0% of gross proceeds from the offering for reimbursement of marketing and expenses in connection with the sale of shares of the Company’s common stock in the offering, all or a portion of which may be re-allowed to selected broker-dealers for marketing and expenses. In addition, Terra Capital Markets is expected to receive a distribution fee at an annual rate of 1.125% of gross offering proceeds, excluding shares sold through the distribution reinvestment plan, all or a portion of which may be re-allowed to selected broker-dealers for services performed in connection with the distribution of our shares. The distribution fee will be payable annually with respect to each share sold in the primary offering on the first, second, third, and fourth anniversaries of the month of purchase. On April 27, 2016, we adopted the Amended Dealer Manager Agreement. As a result of the amendment, Terra Capital Markets will reimburse the Company approximately $1.3 million for commissions and fees the Company paid related to the shares sold prior to February 20, 2016. The reimbursement amount will be paid back to Terra Capital Markets on the first, second, third and fourth anniversaries of the months of purchase under the Amended Dealer Manager Agreement.

ITEM 6.  EXHIBITS

3.1	Articles of Amendment and Restatement of Terra Income Fund 6, Inc. (incorporated by reference to Exhibit (a) to Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-202399) filed with the SEC on May 12, 2015).

3.2	Amended and Restated Bylaws of Terra Income Fund 6, Inc. (incorporated by reference to Exhibit (b) to Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-202399) filed with the SEC on May 12, 2015).

4.1	Form of Subscription Agreement (incorporated by reference to Appendix A to the Final Prospectus dated April 27, 2016, filed with the SEC April 27, 2016).

4.2	Distribution Reinvestment Plan (incorporated by reference to Exhibit (e) to Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-202399) filed with the SEC on May 12, 2015).

10.1	Investment Advisory and Administrative Services Agreement, dated as of April 20, 2015, by and between Terra Income Fund 6, Inc. and Terra Income Advisors, LLC (incorporated by reference to Exhibit (g)(1) to Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-202399) filed with the SEC on May 12, 2015).

10.2*	Amended and Restated Dealer Manager Agreement, dated as of April 27, 2016, by and among Terra Income Fund 6, Inc., Terra Income Advisors, LLC and Terra Capital Markets, LLC

10.3*	Form of Selected Dealer Agreement (included as Exhibit A to the Amended and Restated Dealer Agreement filed herewith as Exhibit 10.2).

10.4	Escrow Agreement, dated as of April 20, 2015, by and among Terra Income Fund 6, Inc., UMB Bank, N.A. and Terra Capital Markets, LLC (incorporated by reference to Exhibit (k)(1) to Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-202399) filed with the SEC on May 12, 2015).

10.5	Expense Support Agreement dated as of June 30, 2015 by and between Terra Income Fund 6, Inc. and Terra Capital Advisors, LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on July 2, 2015).

14	Code of Business Conduct and Ethics dated as of March 9, 2015 (incorporated by reference to 99(r) to Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-202399) filed with the SEC on May 12, 2015).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form

10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 2016

TERRA INCOME FUND 6, INC.

By:	/s/ Bruce D. Batkin
Bruce D. Batkin
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gregory M. Pinkus
Gregory M. Pinkus
Chief Financial Officer, Chief Operating Officer,
Treasurer and Secretary
(Principal Financial and Accounting Officer)

