Form 10-Q
period 2016-06-30
Terra Income Fund 6, Inc.
filed 2016-08-10
CIK 1577134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 814-01136
Terra Income Fund 6, Inc.
(Exact name of registrant as specified in its charter)

Maryland	46-2865244
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
805 Third Avenue, 8th Floor
New York, New York 10022
(Address of principal executive offices)

(212) 753-5100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of August 10, 2016, the registrant had 3,713,247 shares of common stock, $0.001 par value, outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Terra Income Fund 6, Inc.
Statements of Assets and Liabilities

	June 30, 2016	September 30, 2015
	(Unaudited)
Assets
Investments, at fair value (amortized cost of $26,468,753 and $0 at June 30, 2016 and September 30, 2015, respectively)	$27,008,606	$—
Investment through participation interest, at fair value (cost of $2,000,000 and $2,000,000 at June 30, 2016 and September 30, 2015, respectively)	2,000,000	2,000,000
Cash	23,552,166	8,248,797
Cash, restricted	1,294,660	—
Deferred offering costs	457,708	1,038,951
Interest receivable	261,765	20,000
Prepaid expenses and other assets	222,048	31,404
Total assets	54,796,953	11,339,152

Liabilities
Obligations under participation agreements, at fair value (principal of $14,438,371 and $0 at June 30, 2016 and September 30, 2015, respectively)	14,766,815	—
Distribution fee payable	1,877,986	—
Interest reserve and other deposits held on investments	1,294,660	—
Due to Adviser, net	1,200,189	608,423
Accrued expenses	312,515	172,593
Directors’ fees payable	5,625	—
Interest payable from obligations under participation agreements	144,583	—
Payable for unsettled stock subscriptions	—	316,000
Other liabilities	128,181	81,064
Total liabilities	19,730,554	1,178,080
Net assets	$35,066,399	$10,161,072

Commitments and contingencies (See Note 5)
Components of net assets:
Common stock, $0.001 par value, 450,000,000 shares authorized, and 3,441,189 and 926,357 shares issued and outstanding at June 30, 2016 and September 30, 2015, respectively	$3,441	$926
Capital in excess of par	36,946,586	10,186,628
Accumulated net investment loss	(2,095,038)	(26,482)
Net unrealized appreciation on investments	539,854	—
Net unrealized appreciation on obligations under participation agreements	(328,444)	—
Net assets	$35,066,399	$10,161,072
Net asset value per share	$10.19	$10.97
See notes to financial statements.

Terra Income Fund 6, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Investment income
Interest income	$914,886	$96	$1,976,033	$745
Other fee income	1,111	—	12,869	—
Total investment income	915,997	96	1,988,902	745
Operating expenses
Interest expense from obligations under participation agreements	504,832	—	1,086,187	—
Amortization of offering costs	434,345	32,982	1,163,031	32,982
Marketing expenses	297,797	—	688,511	—
Professional fees	197,868	133,879	747,512	226,450
Base management fee	155,091	695	343,064	695
Insurance expense	53,465	57,075	166,249	70,832
Directors’ fees	33,125	22,625	96,000	49,750
General and administrative expenses	9,165	703	33,300	3,365
Organization expenses	—	20,666	—	132,790
Operating expense reimbursement to Adviser (Note 4)	89,017	—	310,359	—
Total operating expenses	1,774,705	268,625	4,634,213	516,864
Less: Expense reimbursement from Adviser	—	(515,813)	(576,755)	(515,813)
Net expenses	1,774,705	(247,188)	4,057,458	1,051
Net investment (loss) income	(858,708)	247,284	(2,068,556)	(306)
Net unrealized appreciation on investments	539,854	—	539,854	—
Net unrealized appreciation on obligations under participation agreements	(328,444)	—	(328,444)	—
Net (decrease) increase in net assets resulting from operations	$(647,298)	$247,284	$(1,857,146)	$(306)

Per common share data:
Net investment (loss) income per share	$(0.32)	$1.44	$(1.01)	$—
Net (decrease) increase in net assets resulting from operations per share	$(0.24)	$1.44	$(0.91)	$—
Weighted average common shares outstanding (1)	2,701,762	172,191	2,050,068	172,191
_______________

(1)	Amount for the three and nine months ended June 30, 2015 is based on shares outstanding from June 24, 2015 (commencement of operations) through June 30, 2015.
See notes to financial statements.

Terra Income Fund 6, Inc.
Statements of Changes in Net Assets
(Unaudited)

	Nine Months Ended June 30,
	2016	2015
Operations
Net investment loss	$(2,068,556)	$(306)
Net unrealized appreciation on investments	539,854	—
Net unrealized appreciation on obligations under participation agreements	(328,444)	—
Net decrease in net assets resulting from operations	(1,857,146)	(306)

Shareholder distributions
Dividends from return of capital	(1,532,024)	—
Net decrease in net assets resulting from shareholder distributions	(1,532,024)	—

Capital share transactions
Issuance of common stock	30,558,035	1,974,634
Reinvestment of shareholder distributions	565,624	—
Selling commissions, dealer manager fees and offering costs	(2,829,162)	(162,408)
Net increase in net assets resulting from capital share transactions	28,294,497	1,812,226
Net increase in net assets	24,905,327	1,811,920
Net assets, at beginning of period	10,161,072	92,324
Net assets, at end of period	$35,066,399	$1,904,244

Capital Share Activity
Shares outstanding, at beginning of period	926,357	15,556
Shares issued from subscriptions	2,467,201	156,635
Shares issued from reinvestment of shareholder distributions	47,631	—
Shares outstanding, at end of period	3,441,189	172,191
See notes to financial statements.

Terra Income Fund 6, Inc.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(1,857,146)	$(306)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash (used in) provided by operating activities:
Net unrealized appreciation on investments	(539,854)	—
Net unrealized appreciation on obligations under participation agreements	328,444	—
Amortization of offering costs	1,163,031	32,982
Paid-in-kind interest, net	(28,568)	—
Purchases of investments	(26,301,813)	—
Proceeds from obligations under participation agreements	14,300,000	—

Changes in operating assets and liabilities:
Cash, restricted	(1,294,660)	—
Deferred offering costs	(581,788)	(1,123,223)
Interest receivable	(241,765)	—
Prepaid expenses and other assets	(190,644)	(39,967)
Interest reserve and other deposits held on investments	1,294,660	—
Due to Adviser, net	591,766	832,103
Accrued expenses	139,922	173,711
Directors’ fees payable	5,625	—
Interest payable from obligations under participation agreements	144,583	—
Payable for unsettled stock subscriptions	(316,000)	995,600
Other liabilities	50,665	—
Net cash (used in) provided by operating activities	(13,333,542)	870,900

Cash flows from financing activities:
Issuance of common stock	30,558,035	1,974,634
Payments of selling commissions and dealer manager fees	(2,214,253)	(162,408)
Reimbursement of selling commissions and dealer manager fees	1,296,877	—
Payments of offering costs	(37,348)	—
Payments of shareholder distributions	(966,400)	—
Net cash provided by financing activities	28,636,911	1,812,226
Net increase in cash	15,303,369	2,683,126
Cash, at beginning of period	8,248,797	125,000
Cash, at end of period	$23,552,166	$2,808,126

Supplemental disclosure of cash flow information:
Interest paid on obligations under participation agreements	$803,233	$—
Supplemental non-cash information:
Reinvestment of shareholder distribution	$565,624	$—
See notes to financial statements.

Terra Income Fund 6, Inc.
Schedule of Investments
June 30, 2016
 (Unaudited)

Portfolio Company (1)	Structure	Collateral Location	Property Type	Interest Rate	Maturity Date	Principal	Amortized Cost	Fair Value (2)	% of Net Assets (3)
Loans:
KOP Hotel XXXI Mezz, LP. (4) (5)	Mezzanine loan	US - PA	Hotel	13.00%	12/6/2022	$5,800,000	$5,800,000	$5,962,400	17.0%
QPT 24th Street Mezz, LLC (4) (5) (6)	Mezzanine loan	US - NY	Land	12.00% Current / 2.00% PIK	6/15/2017	15,166,939	15,166,939	15,500,611	44.2%
Hertz Clinton One Mezzanine, LLC	Mezzanine loan	US - MS	Office	12.00%	1/1/2025	2,500,000	2,427,143	2,470,924	7.0%
GAHC3 Lakeview IN Medical Plaza, LLC (7)	B-Note	US - IN	Office	11.60% + LIBOR	1/21/2019	3,074,671	3,074,671	3,074,671	8.8%
Total Loans							$26,468,753	$27,008,606	77.0%

Loans through participation interest:
TSG-Parcel 1, LLC (4)	Participation in First Mortgage (8)	US - CA	Land	12.00%	7/10/2016 (9)	$2,000,000	$2,000,000	$2,000,000	5.7%
Total Loans through participation interest							$2,000,000	$2,000,000	5.7%

Total Investments							$28,468,753	$29,008,606	82.7%
_______________

(1)	All the Company’s investments are issued by an eligible U.S. portfolio company, as defined in the Investment Company Act of 1940.

(2)	Because there is no readily available market for these investments, the fair value of these investments are approved in good faith by the Company’s board of directors.

(3)	Percentages are based on net assets of $35,066,399 as of June 30, 2016.

(4)	Participation interest is with Terra Property Trust, Inc., a related-party real estate investment trust managed by an affiliate of the Company’s sponsor.

(5)
The loan participations from the Company do not qualify for sale accounting under Accounting Standards Codification (“ASC”) Topic 860 — Transfers and Servicing, and therefore, these loans remain in the Schedule of Investments. See “Obligations under Participation Agreements” in Note 3 in the accompanying notes to the financial statements.

(6)	Principal amount includes paid-in-kind (“PIK”) interest of $166,939.

(7)	The interest rate for this investment is indexed to London Interbank Offered Rate (“LIBOR”). As of June 30, 2016, this investment had an unfunded commitment of $425,329.

(8)	See “Participation Agreements” in Note 4 in the accompanying notes to the financial statements.

(9)	The maturity date of this loan has been extended to January 10, 2017.

See notes to financial statements.

Terra Income Fund 6, Inc.
Schedule of Investments
September 30, 2015

Portfolio Company (1)	Structure	Collateral Location	Property Type	Interest Rate	Maturity Date	Principal	Amortized Cost	Fair Value (2)	% of Net Assets (3)
Loans through participation interest
TSG-Parcel 1, LLC (4)	Participation in First Mortgage (5)	US - CA	Land	12.00%	7/10/2016	$2,000,000	$2,000,000	$2,000,000	19.7%
Total Loans through participation interest							$2,000,000	$2,000,000	19.7%
Total Investments through participation interest							$2,000,000	$2,000,000	19.7%
_______________

(1)	The Company’s investment is issued by an eligible U.S. portfolio company, as defined in the Investment Company Act of 1940.

(2)	Because there is no readily available market for the investment, the fair value of the investment is approved in good faith by the Company’s board of directors.

(3)	Percentages are based on net assets of $10,161,072 as of September 30, 2015.

(4)	Participation interest is with Terra Secured Income Fund 5, LLC, a related party fund managed by an affiliate of the Company’s sponsor.

(5)	See “Participation Agreements” in Note 4 in the accompanying notes to the financial statements.

See notes to financial statements.

Terra Income Fund 6, Inc.
Notes to Financial Statements (Unaudited)

Note 1. Principal Business and Organization
Terra Income Fund 6, Inc. (the “Company”) was incorporated under the general corporation laws of the State of Maryland on May 15, 2013. On March 2, 2015, the Company filed a public registration statement on Form N-2 (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) to offer a minimum of 160,000 shares of common stock and a maximum of 80,000,000 shares of common stock in a continuous public offering (the “Offering”). The Company formally commenced operations on June 24, 2015, upon raising gross proceeds in excess of $2.0 million (the “Minimum Offering Requirement”) from sales of shares of its common stock in the Offering, including sales to persons who are affiliated with the Company or its adviser, Terra Income Advisors, LLC (“Terra Income Advisors”). Since commencing the Offering and through June 30, 2016, the Company has sold 3,390,728 shares of common stock, including shares purchased by Terra Capital Partners, LLC, the Company’s sponsor, in both an initial private placement and from the Offering, for gross proceeds of approximately $41.9 million. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be taxed for federal income tax purposes, and to qualify annually thereafter, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).The Company’s investment activities are externally managed by Terra Income Advisors, a private investment firm affiliated with the Company, pursuant to an investment advisory and administrative services agreement (the “Investment Advisory Agreement”), under the oversight of the Company’s board of directors (the “Board”), a majority of whom are independent directors. Terra Income Advisors is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (see Note 4).
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation:  The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. The accompanying interim financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X. The Company is an investment company, as defined under U.S. GAAP, and applies accounting and reporting guidance in accordance with Financial Accounting Standards Board (“FASB”), ASC Topic 946, Financial Services — Investment Companies (“ASC Topic 946”).
Cash and Cash Equivalents:  The Company considers all highly liquid investments, with maturities of ninety days or less when purchased, as cash equivalents. Cash and cash equivalents held at financial institutions, at times, may exceed the amount insured by the Federal Deposit Insurance Corporation.

Notes to Financial Statements (Unaudited)

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
Organization and Offering Expenses:  Organization expenses are expensed on the Company’s statements of operations. All offering costs incurred during the offering period are recorded as deferred charge and amortized over twelve months from the date the cost is incurred, with the exception of those costs that were incurred prior to the commencement of operations (June 24, 2015), which are being amortized over a twelve month period from that date forward. The Company accrues the organization and offering expenses paid by Terra Income Advisors on behalf of the Company as the Company believes they are probable of repayment (see Note 4).
Investment Transactions and Investment Income (Expense):  The Company records investment transactions on the trade date. Realized gains or losses on dispositions of investments represent the difference between the amortized cost of the investment, based on the specific identification method, and the proceeds received from the sale or maturity (exclusive of any prepayment penalties). Realized gains and losses and changes in unrealized gains and losses are recognized in the statements of operations. Interest income is accrued based upon the outstanding principal amount and contractual terms of the debt instruments and preferred equity investments. Interest is accrued on a daily basis. Discounts and premiums on investments purchased are accreted/amortized over the expected life of the respective investment using the effective yield method, and are included in interest income in the statements of operations. The amortized cost of investments represents the original cost adjusted for the accretion of discounts and amortizations of premiums on investments. Loan origination fees are capitalized and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. As prepayment(s) or payment(s), partial or full, occurs on an investment, prepayment and exit fee income, respectively, are recognized. All other income is recognized when earned.
The Company holds a debt investment in its portfolio that contains PIK interest provision. The PIK interest, which represents contractually deferred interest that is added to the principal balance that is due at maturity, is recorded on the accrual basis.

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

Notes to Financial Statements (Unaudited)

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
Distribution Fee Payable: The Company pays Terra Capital Markets a total distribution fee of 4.5% of the gross proceeds from the sale of shares in the Offering (the “Distribution Fee”), excluding shares sold through the distribution reinvestment plan (“DRIP”). The Distribution Fee is recorded as a liability on the date of shareholder admittance with a corresponding reduction to equity and is payable annually at a rate of 1.125% of gross proceeds with respect to each share sold in the Offering on the first, second, third and fourth anniversaries of the month of purchase. The Company will no longer incur the Distribution Fee after the Offering is terminated or sooner if total underwriting compensation incurred in respect of the Offering reaches 10.0% of the gross offering proceeds.
Stockholder Dividends and Distributions:  Dividends and distributions to stockholders, which are determined in accordance with federal income tax regulations, are recorded on the record date. The amount to be paid out as a dividend or distribution is approved by the Board. Net realized capital gains, if any, are generally distributed or deemed distributed at least annually. The Company adopted an “opt in” distribution reinvestment plan pursuant to which stockholders may elect to have the full amount of stockholders cash distributions reinvested in additional shares of common stock. Participants in the DRIP are free to elect to participate or terminate participation in the plan within a reasonable time as specified in the plan. If a stockholder has “opted in” to the DRIP, they will have their cash distributions reinvested in additional shares of common stock, rather than receiving the cash distributions. The Company expects to coordinate distribution payment dates so that the same price that is used for the semi-monthly closing date immediately following such distribution payment date will be used to calculate the purchase price for purchasers under the DRIP. In such case, a stockholder’s reinvested distributions will be used to purchase shares at a price equal to 95% of the price that shares are sold in the offering at the semi-monthly closing immediately following the distribution payment date and such price may represent a premium to net asset value (“NAV”) per share.
Income Taxes:  The Company has elected to operate so as to qualify to be taxed as a RIC as defined under Subchapter M of the Code. Generally, a RIC is not required to pay corporate-level federal income tax on income and gains distributed to shareholders, provided that it distributes at least 90.0% of “investment company taxable income,” as defined in the Code, each year and meets specified source-of-income and asset diversification requirements. Dividends paid up to one year after the current tax year can be carried back to the prior tax year for determining the dividends paid in such tax year. The Company intends to distribute sufficient dividends to maintain its RIC status each year. The Company will also be subject to nondeductible federal excise taxes of 4.0% on undistributed income if it does not distribute an amount at least equal to the sum of (1) 98.0% of its ordinary income for the calendar year; (2) 98.2% of its capital gain net income for the one-year period ending on October 31 of the calendar year; and (3) any ordinary income and capital gain net income for the preceding year that were not distributed during such year and on which it paid no federal income tax.
The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its statements of operations. For the three and nine months ended June 30, 2016 and June 30, 2015, the Company did not incur any interest or penalties. Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The Company’s inception-to-date federal tax years remain subject to examination by the Internal Revenue Service.
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
The financial statements include investments at fair value of approximately $29.0 million and $2.0 million at June 30, 2016 and September 30, 2015, respectively, and obligations under participation agreements at fair value of approximately $14.8 million at June 30, 2016.  The Company did not have any obligations under participation agreements at September 30, 2015. These fair values have been determined in good faith by the Company’s Board. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments and obligations under participation agreements, and the differences could be material.
Reclassification of Prior Year Presentation:  Certain prior year amounts have been reclassified to conform to the current period presentation. For the nine months ended June 30, 2016, the Company concluded that it was appropriate to classify shareholder

Notes to Financial Statements (Unaudited)

distributions as a deduction from capital in excess of par. Previously, such shareholder distributions were reported as a reduction of accumulated net investment income (loss). This reclassification does not materially affect previously reported cash flows from operations or from financing activities in the statements of cash flows, and had no effect on the previously reported statements of operations. Approximately $0.1 million of shareholder distributions were reclassified as of September 30, 2015. Additionally, the Company determined that it has the right to offset amounts due from and due to Adviser. As a result, the Company reclassified $0.9 million from Due from Adviser to Due to Adviser, net on the statement of assets and liabilities as of September 30, 2015 (See “Due to/ Due from Adviser” in Note 4). This reclassification has no impact on the previously reported statement of operations, statement of changes in net assets and statement of cash flows.
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
Note 3. Investments
The following tables show the composition of the investment portfolio, at amortized cost and fair value at June 30, 2016 and September 30, 2015, respectively (with corresponding percentage of total portfolio investments):

	June 30, 2016
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Loans (1)	$26,468,753	93.0%	$27,008,606	93.1%
Loan through participation interest (Note 4)	2,000,000	7.0%	2,000,000	6.9%
Total	$28,468,753	100.0%	$29,008,606	100.0%
_______________

(1)	Amortized cost includes PIK interest of $166,939.

Notes to Financial Statements (Unaudited)

	September 30, 2015
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Loan through participation interest (Note 4)	$2,000,000	100.0%	$2,000,000	100.0%
Total	$2,000,000	100.0%	$2,000,000	100.0%
Obligations under Participation Agreements
The Company has elected the fair value option under ASC Topic 825 — Financial Instruments (“ASC Topic 825”) relating to accounting for debt obligations at their fair value for its obligations under participation agreements which arose due to partial loan sales which did not meet the criteria for sale treatment under ASC Topic 860. The Company employs the same yield approach valuation methodology used for the real-estate related loan investments on the Company’s obligations under participation agreements. As of June 30, 2016, obligations under participation agreements at fair value totaled approximately $14.8 million and the fair value of the loans that are associated with these obligations under participation agreements was approximately $21.5 million (See “Participation Agreements” in Note 4). As of September 30, 2015, the Company did not have any obligations under participation agreements. For the three and nine months ended June 30, 2016, there were no repayments on obligations under participation agreements. The weighted average interest rate on the obligations under participation agreements was approximately 13.87% as of June 30, 2016.
Significant Risk Factors
In the normal course of business, the Company enters into transactions in various financial instruments. The Company’s financial instruments are subject to, but are not limited to, the following risks:
Market Risk
The Company’s investments are highly illiquid and there is no assurance that the Company will achieve its investment objectives, including targeted returns. Due to the illiquidity of the investments, valuation of the investments may be difficult, as there generally will be no established markets for these investments. As the Company’s investments are carried at fair value with fair value changes recognized in the statements of operations, all changes in market conditions will directly affect the Company’s net asset value.
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
Mezzanine loans and preferred equity investments are subordinate to senior mortgage loans and, therefore, involve a higher degree of risk. In the event of a default, mezzanine loans and preferred equity investments will be satisfied only after the senior lender’s investment is fully recovered. As a result, in the event of a default, the Company may not recover any or all of its investment.
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

Notes to Financial Statements (Unaudited)

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

Notes to Financial Statements (Unaudited)

The following tables present fair value measurements of investments, by major class, as of June 30, 2016 and September 30, 2015, according to the fair value hierarchy:

	June 30, 2016
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Loans	$—	$—	$27,008,606	$27,008,606
Loan through participation interest	—	—	2,000,000	2,000,000
Total Investments	$—	$—	$29,008,606	$29,008,606

Obligations under participation agreements	$—	$—	$14,766,815	$14,766,815

	September 30, 2015
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Loan through participation interest	$—	$—	$2,000,000	$2,000,000
Total	$—	$—	$2,000,000	$2,000,000
Changes in Level 3 investments for the nine months ended June 30, 2016 and the year ended September 30, 2015 were as follows:

	Nine Months Ended June 30, 2016
	Loans	Loan Through Participation	Total Investments	Obligations under Participation Agreements
Balance as of October 1, 2015	$—	$2,000,000	$2,000,000	$—
Net unrealized appreciation on investments	539,854	—	539,854	—
Purchases	26,301,813	—	26,301,813	—
Sales and redemptions	—	—	—	—
PIK interest income	166,939	—	166,939	—
Net realized gain (loss) on investments	—	—	—	—
Net unrealized appreciation on obligations under participation agreements	—	—	—	328,444
Proceeds from obligations under participation agreements	—	—	—	14,300,000
PIK interest expense	—	—	—	138,371
Repayments on obligations under participation agreements	—	—	—	—
Net realized gain (loss) on obligations under participation agreements	—	—	—	—
Balance as of June 30, 2016	$27,008,606	$2,000,000	$29,008,606	$14,766,815
Unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net unrealized appreciation on investments	$539,854	$—	$539,854	$328,444

Notes to Financial Statements (Unaudited)

Year Ended September 30, 2015
	Loan Through Participation	Total Investments
Balance as of October 1, 2014	$—	$—
Net unrealized appreciation (depreciation) on investments	—	—
Purchase of participation interest and other adjustments to cost	2,000,000	2,000,000
Sales and redemptions	—	—
Net realized gain (loss)	—	—
Balance as of September 30, 2015	$2,000,000	$2,000,000
Unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net unrealized appreciation (depreciation) on investments	$—	$—
Purchases represent the acquisition of new investments at cost. Redemptions represent principal payments received during the period.
Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur. For the nine months ended June 30, 2016 and the year ended September 30, 2015, there were no transfers.
Significant Unobservable Inputs
The following table summarizes the significant unobservable inputs used by the Company to value the Level 3 investments as of June 30, 2016 and September 30, 2015. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

June 30, 2016
		Primary Valuation		Range		Weighted
Asset Category	Fair Value	Technique	Unobservable Inputs	Minimum	Maximum	Average
Assets:
Loans	$27,008,606	Discounted cash flow	Yield based on the investment’s position in the capital structure:
			Capital structure discount rate	9.50%	11.50%	11.27%
			Transitional DSCR add-on	0.00%	3.00%	1.71%
			Property and market quality add-on	0.00%	0.75%	0.07%
			Yield based on risk adjusted discount rate:
			Interpolated swap rate	0.78%	1.23%	1.11%
			Debt-structure based add-on	2.00%	4.00%	3.77%
			Market position loan spread	9.14%	12.32%	11.46%
			Transitional DSCR add-on	0.00%	3.00%	1.71%
			Property and market quality add-on	0.00%	0.75%	0.07%
Loan through participation interest	$2,000,000	Discounted cash flow	Yield based on the investment’s position in the capital structure:
			Capital structure discount rate	7.00%	7.00%	7.00%
			Transitional DSCR add-on	3.00%	3.00%	3.00%
			Property and market quality add-on	0.00%	0.00%	0.00%
			Yield based on risk adjusted discount rate:
			Interpolated swap rate	0.47%	0.47%	0.47%
			Debt-structure based add-on	0.00%	0.00%	0.00%
			Market position loan spread	6.97%	6.97%	6.97%
			Transitional DSCR add-on	3.00%	3.00%	3.00%
			Property and market quality add-on	0.00%	0.00%	0.00%
Total Level 3 Assets	$29,008,606

Notes to Financial Statements (Unaudited)

June 30, 2016
		Primary Valuation		Range		Weighted
Category	Fair Value	Technique	Unobservable Inputs	Minimum	Maximum	Average
Liabilities:
Obligations under Participation Agreements	$14,766,815	Discounted cash flow	Yield based on the investment’s position in the capital structure:
			Capital structure discount rate	11.50%	11.50%	11.50%
			Transitional DSCR add-on	0.00%	3.00%	2.63%
			Property and market quality add-on	0.00%	0.00%	0.00%
			Yield based on risk adjusted discount rate:
			Interpolated swap rate	0.78%	1.20%	1.15%
			Debt-structure based add-on	4.00%	4.00%	4.00%
			Market position loan spread	11.53%	11.76%	11.73%
			Transitional DSCR add-on	0.00%	3.00%	2.63%
			Property and market quality add-on	0.00%	0.00%	0.00%

September 30, 2015
		Primary Valuation		Range		Weighted
Asset Category	Fair Value	Technique	Unobservable Inputs	Minimum	Maximum	Average
Loan through participation interest	$2,000,000	Discounted cash flow	Yield based on the investment’s position in the capital structure:
			Capital structure discount rate	6.50%	6.50%	6.50%
			Transitional DSCR add-on	3.00%	3.00%	3.00%
			Property and market quality add-on	0.00%	0.00%	0.00%
			Yield based on risk adjusted discount rate:
			Interpolated swap rate	0.69%	0.69%	0.69%
			Debt-structure based add-on	0.00%	0.00%	0.00%
			Market position loan spread	6.69%	6.69%	6.69%
			Transitional DSCR add-on	3.00%	3.00%	3.00%
			Property and market quality add-on	0.00%	0.00%	0.00%
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

Notes to Financial Statements (Unaudited)

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
For the three months ended June 30, 2016 and 2015, the Company incurred approximately $0.2 million and $0.001 million of management fee, respectively. For the nine months ended June 30, 2016 and 2015, the Company incurred approximately $0.3 million and $0.001 million of management fee, respectively.
For the three and nine months ended June 30, 2016 and 2015, the Company did not incur any incentive fees related to net investment income or capital gains.
The services provided by Terra Income Advisors include, but are not limited to, accounting and administrative services. The Company is expected to reimburse Terra Income Advisors for the costs incurred by Terra Income Advisors to provide these services.
Operating Expenses
The Company reimburses Terra Income Advisors for operating expenses incurred in connection with administrative services provided to the Company, including compensation to administrative personnel. The Company does not reimburse Terra Income Advisors for personnel costs in connection with services for which Terra Income Advisors receives a separate fee. In addition, the Company does not reimburse the Terra Income Advisors for (i) rent or depreciation, capital equipment or other costs of its own administrative items, or (ii) salaries, fringe benefits, travel expenses and other administrative items incurred or allocated to any controlling person of Terra Income Advisors. For the three and nine months ended June 30, 2016, the Company incurred approximately $0.1 million and $0.3 million, respectively, in reimbursable operating expenses to Terra Income Advisors, which are reflected in “Operating expense reimbursement to Adviser” on the statements of operations. The reimbursable operating expenses were primarily compensation for time spent supporting the Company’s day-to-day operations. For the three and nine months ended June 30, 2015, the Company did not incur any reimbursable operating expenses to Terra Income Advisors.
Organization and Offering Expenses
For the three and nine months ended June 30, 2016, Terra Income Advisors did not incur organization costs on behalf of the Company. For the three and nine months ended June 30, 2015, Terra Income Advisors incurred organization costs of approximately $0.02 million and $0.1 million, respectively, on behalf of the Company.
As of June 30, 2016 and September 30, 2015, Terra Income Advisors incurred cumulative organization costs of approximately $0.2 million and $0.2 million, respectively and cumulative offering costs of approximately $2.2 million and $1.5 million, respectively, on behalf of the Company. Offering expenses consist of costs paid by Terra Income Advisors that are directly related

Notes to Financial Statements (Unaudited)

to the registration and offering of the Company’s shares, including registration fees, legal fees and printing costs. Organization costs include those expenses paid by Terra Income Advisors for the legal organization, drafting and filing of the Company’s charter and other governance documents and include, but are not limited to, legal, accounting and filing fees.
Upon meeting the Minimum Offering Requirement, Terra Income Advisors is responsible for the payment of the Company’s cumulative organization and offering expenses to the extent such expenses exceed 1.5% of the gross proceeds from the Offering, without recourse against or reimbursement by the Company. As a result, Terra Income Advisors will bear all organization and offering expenses in excess of 1.5% of the gross proceeds from the Offering. Through June 30, 2016, the Company believes that it is highly likely that it will raise sufficient funds to reimburse Terra Income Advisors in full for all cumulative organization and offering expenses incurred to date and has accrued those expenses and costs. As of June 30, 2016 and September 30, 2015, the unreimbursed amount in excess of the 1.5% threshold was approximately $1.7 million and $1.5 million, respectively, and is included in Due to Adviser, net on the statements of assets and liabilities. For the three and nine months ended June 30, 2016, the Company made reimbursement payments of approximately $0.0 million and $0.1 million, respectively, to Terra Income Advisors for offering costs incurred on behalf of the Company. For the three and nine months ended June 30, 2015, the Company did not make any such reimbursement payments.
Dealer Manager Agreement
On April 20, 2015, the Company entered into a dealer manager agreement (the “Dealer Manager Agreement”) with Terra Capital Markets, an affiliate of Terra Income Advisors, to serve as the dealer manager of the Offering. As dealer manager, Terra Capital Markets is responsible for marketing the Company’s shares being offered pursuant to the Offering. In this role, it manages a group of selling dealers, including other unaffiliated broker-dealers who enter into Selected Dealer Arrangements with Terra Capital Markets. Terra Capital Markets received selling commissions of 6.0% of gross proceeds from the Offering, dealer manager fees of up to 3.0% of gross proceeds from the Offering, and broker-dealer fees of up to 1.0% of gross proceeds from the Offering for reimbursement of marketing and expenses, in connection with the sale of shares of common stock in the Offering, all or a portion of which may be re-allowed to selected broker-dealers.
On April 19, 2016, the Board approved an amended and restated dealer manager agreement (the “Amended Dealer Manager Agreement”), which the Company adopted on April 27, 2016. Under the terms of the Amended Dealer Manager Agreement, Terra Capital Markets receives selling commissions of 3.0% of gross proceeds from the Offering, dealer manager fees of up to 1.5% of the gross proceeds from the Offering, and broker-dealer fees of up to 1.0% of gross proceeds from the Offering for reimbursement of marketing and expenses, in connection with the sale of shares of the Company’s common stock in the Offering, all or a portion of which may be re-allowed to selected broker-dealers. In addition, Terra Capital Markets receives a Distribution Fee at an annual rate of 1.125% of gross offering proceeds, excluding shares sold through the DRIP, all or a portion of which may be re-allowed to selected broker-dealers for services performed in connection with the distribution of the Company’s shares. The Distribution Fee is payable annually with respect to each share sold in the primary offering on the first, second, third, and fourth anniversaries of the month of purchase. In connection with the adoption of the Amended Dealer Manager Agreement, Terra Capital Markets reimbursed the Company approximately $1.3 million for commissions and dealer manager fees the Company paid related to the shares sold on and prior to February 20, 2016, the last shareholder admittance date prior to the adoption of the Amended Dealer Manager Agreement. The reimbursement amount will be paid back to Terra Capital Markets on the first, second, third and fourth anniversaries of the months of purchase.
For the three months ended June 30, 2016 and 2015, the Company incurred approximately $1.2 million and $0.2 million, respectively, of broker-dealer commissions and fees and of this amount, approximately $0.9 million and $0.1 million, respectively, were re-allowed to selected broker-dealers. For the nine months ended June 30, 2016 and 2015, the Company incurred approximately $2.8 million and $0.2 million, respectively, of broker-dealer commissions and fees and of this amount, approximately $1.9 million and $0.1 million, respectively, were re-allowed to selected broker-dealers. As of June 30, 2016, total Distribution Fee payable was $1.9 million, as reflected on the statements of assets and liabilities. The following table reflects the payment schedule of the Distribution Fee payable:

	Payments Due by Period as of June 30, 2016
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Distribution Fee payable	$1,877,986	$475,587	$951,174	$451,225	$—

Notes to Financial Statements (Unaudited)

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
Pursuant to the terms of the Expense Support Agreement, the Company has agreed to reimburse Terra Income Advisors for each Expense Support Payment within three years after such Expense Support Payment is made by Terra Income Advisors. Reimbursement shall be made as promptly as possible on a date mutually agreed to by the Company and Terra Income Advisors provided that (i) the operating expense ratio, defined as operating expenses excluding organization and offering expenses, base management fee, incentive fee and any interest expense attributable to indebtedness by the Company (“Net Operating Expenses”) expressed as a percentage of the Company’s net assets on the relevant measurement date, as of such Reimbursement Date is equal to or less than the operating expense ratio as of the Expense Support Payment date attributable to such specified Expense Support Payment, (ii) the annualized distribution rate as of such Reimbursement Date is equal to or greater than the annualized distribution rate as of the Expense Support Payment date attributable to such specified Expense Support Payment; (iii) such Reimbursement Date is not later than three years following such specified Expense Support Payment date; and (iv) the Expense Support Payment does not cause the Company’s Net Operating Expenses to exceed 1.5% of the Company’s net assets attributable to common shares, after taking such reimbursement into account. Terra Income Advisors is entitled to reimbursement of all previously unreimbursed expense support payments in the event of termination of the expense support agreement.
The following table provides information regarding the expenses that the parties to the agreement determined would be incurred by Terra Income Advisors pursuant to the Expense Support Agreement:

Three months ended	Amount of Expense Reimbursement Payment	Annualized Operating Expense Ratio as of the Date of Expense Reimbursement Payment	Annualized Rate of Distributions Per Share (1)	Reimbursement Eligibility Expiration
June 30, 2015	$515,813	24.53%	8.00%	June 30, 2018
September 30, 2015	1,174,487	66.63%	8.00%	September 30, 2018
December 31, 2015 (2)	576,755	15.60%	8.00%	November 30, 2018
_______________

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

For the nine months ended June 30, 2016 and both the three and nine months ended June 30, 2015, the Company recorded Expense Support Payments of approximately $0.6 million and $0.5 million, respectively, which are included in the statements of operations. For the three months ended June 30, 2016, the Company did not record any Expense Support Payments.
As of June 30, 2016 and September 30, 2015, the Company accrued cumulative Expense Support Payments of approximately $2.3 million and $1.7 million, respectively, which is included in Due to Adviser, net on the statements of assets and liabilities.

Notes to Financial Statements (Unaudited)

Due to / Due from Adviser
The Company entered into various agreements with Terra Income Advisors whereby the Company pays and reimburses Terra Income Advisors for certain fees and expenses, and Terra Income Advisor reimburses the Company for excess operating expenses. The Company determined that it has the right of offset on the amounts due to and due from Terra Income Advisor under the guidance in ASC Topic 210 – Balance Sheet. As such, the net amount is presented as Due to Adviser, net on the statements of assets and liabilities. The following table presents a summary of Due to Adviser, net as of June 30, 2016 and September 30, 2015:

	June 30, 2016	September 30, 2015
Due to Adviser:
Organization and offering costs	$2,040,589	$1,538,661
Reimbursable costs - marketing and other operating expense	820,348	712,946
Based management fee and expense reimbursement payable	606,307	47,116
	3,467,244	2,298,723
Due from Adviser:
Expense support payment	2,267,055	1,690,300
Due to Adviser, net	$1,200,189	$608,423
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
Participation interest purchased by the Company: As of June 30, 2016 and September 30, 2015, the Company held an 11.11% participating interest (or $2.0 million face value) in a loan to TSG-Parcel 1, LLC. This investment is held in the name of Terra Property Trust, Inc., but the Company’s rights and obligations, including interest income and other income (e.g., exit fee and prepayment income) and related fees/expenses are based upon its respective pro-rata participation interest in such investment, as specified in the respective Participation Agreement (the “PA”). The Company’s share of the investment is repayable only from the proceeds received from the related borrower/issuer of the investment, and therefore the Company is also subject to the credit risk (i.e., risk of default by the underlying borrower/issuer).
Pursuant to the PA, the affiliated fund receives and allocates the interest income and other related investment incomes in respect of the investment to the Company. The Company pays related expenses (i.e., base management fee) directly to Terra Income Advisors.
Transfers of participation interests by the Company: The following table summarizes the investments that were subject to PAs with investment partnerships affiliated with Terra Income Advisors as of June 30, 2016:

			Transfers treated as obligations under participation agreements
	Principal	Fair Value	% Transferred	Principal	Fair Value
KOP Hotel XXXI Mezz, LP.	$5,800,000	$5,962,400	31.0%	$1,800,000	$1,850,400
QPT 24th Street Mezz, LLC (1)	15,166,939	15,500,611	83.3%	12,638,371	12,916,415
Total	$20,966,939	$21,463,011		$14,438,371	$14,766,815
_______________

(1)	The principal amount includes PIK interest of $166,939, of which $138,371 was treated as obligations under participation agreements.

Notes to Financial Statements (Unaudited)

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
Note 5. Commitments and Contingencies
In the ordinary course of business, the Company may enter into future funding commitments. As of June 30, 2016, the Company had approximately $0.4 million of unfunded commitments. As of September 30, 2015, the Company did not have any unfunded commitments.
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
Note 6. Income Taxes
The Company has elected to operate so as to qualify to be taxed as a RIC under Subchapter M of the Code and, as such, is not subject to federal income tax on the portion of taxable income distributed to stockholders.
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

Notes to Financial Statements (Unaudited)

The following table reconciles net decrease in net assets resulting from operations to taxable loss:

	Nine Months Ended June 30,
	2016	2015
Net decrease in net assets resulting from operations	$(1,857,146)	$(306)
Net change in unrealized appreciation on investments	(539,854)	—
Net change in unrealized appreciation on obligations under participation agreements	328,444	—
Amortization of offering costs	1,163,031	32,982
Expense reimbursement from Adviser	(576,755)	(515,813)
Other temporary differences	11,112	121,759
Total taxable loss	$(1,471,168)	$(361,378)
The following table reflects, for tax purposes, the estimated sources of the cash distributions that the Company has paid on its common stock during the nine months ended June 30, 2016 and 2015:

	Nine Months Ended June 30,
	2016		2015
Source of Distribution	Distribution Amount (1)	Percentage	Distribution Amount (1)	Percentage
Return of capital from offering proceeds	$1,532,024	100.0%	$—	—
Return of capital from borrowings	—	—	—	—
Ordinary Income	—	—	—	—
Return of capital (other)	—	—	—	—
Distributions on a tax basis:	$1,532,024	100.0%	$—	—
_______________

(1)
The Distribution Amount and Percentage reflected for the nine months ended June 30, 2016 are estimated figures. The actual source of distributions for the fiscal year ending 2016 will be calculated in connection with the Company’s year-end procedures.

As of June 30, 2016, the Company did not have differences between book basis and tax basis cost of investments.
Note 7. Directors’ Fees
The Company’s directors who do not also serve in an executive officer capacity for the Company or Terra Income Advisors are entitled to receive annual cash retainer fees, fees for attending board and committee meetings and annual fees for serving as a committee chairperson. These directors receive an annual fee of $20,000, plus $2,500 for each board meeting attended in person, $1,000 for each board meeting attended via teleconference and $1,000 for each committee meeting attended. In addition, the chairman of the audit committee receives an annual fee of $7,500 and the chairman of each of the nominating and corporate governance and the valuation committees, and any other committee, receives an annual fee of $2,500 for their additional services. For the three months ended June 30, 2016 and 2015, the Company recorded approximately $0.03 million and $0.02 million for directors’ fees expense, respectively. For the nine months ended June 30, 2016 and 2015, the Company recorded approximately $0.1 million and $0.05 million for directors’ fees expense, respectively.
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
Note 8. Capital
The Company entered into a stock purchase agreement with Terra Capital Partners, the Company’s sponsor. On September 19, 2014, pursuant to a private placement, Terra Capital Partners contributed cash consideration of $125,000 to purchase approximately 11,111 shares of common stock at $11.25 per share. On October 20, 2014, pursuant to a private placement, Terra Capital Partners contributed an additional $50,000 in cash to purchase approximately 4,445 additional shares of common stock at $11.25 per share. As of June 30, 2016, the Company had 3,441,189 shares of common stock outstanding.
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
On November 11, 2015, and effective December 1, 2015, the Board approved a change to a certain aspect of the Company’s share pricing policy such that, once it raised gross offering proceeds in excess of $125 million, or prior to then in the sole discretion of the Board, in the event of a material decline in NAV per share, which the Company’s considers to be a 2.5% decrease below the then-current net offering price, the Company will reduce the offering price to establish a new net offering price not more than 2.5% above the NAV per share.
Note 9. Net Increase (Decrease) in Net Assets
Earnings (loss) per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period.
The following information sets forth the computation of the weighted average net increase (decrease) in net assets per share from operations for the three and nine months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Nine Months Ended June 30,
Basic	2016	2015 (1)	2016	2015 (1)
Net (decrease) increase in net assets resulting from operations	$(647,298)	$247,284	$(1,857,146)	$(306)
Weighted average common shares outstanding	2,701,762	172,191	2,050,068	172,191
Net (decrease) increase in net assets resulting from operations per share	$(0.24)	$1.44	$(0.91)	$—
_______________

(1)	Weighted average common shares outstanding for the three and nine months ended June 30, 2015 is based on shares outstanding from June 24, 2015 (commencement of operations) through June 30, 2015.
Note 10. Distributions
Dividends from net investment income and capital gain distributions are determined in accordance with U.S. federal income tax regulations, which differ from U.S. GAAP.

The following table reflects the Company’s distributions for the nine months ended June 30, 2016:

Record Date	Payment Date	Per Share Per Day	Distributions Paid in Cash	Distributions Paid through the DRIP	Total Distributions Paid/Accrued
October 20, 2015	October 31, 2015	$0.002740	$56,467	$27,330	$83,797
November 20, 2015	November 30, 2015	0.002740	66,042	37,026	103,068
December 20, 2015	December 31, 2015	0.002740	85,246	49,294	134,540
January 20, 2016	January 31, 2016	0.002733	104,209	61,892	166,101
February 20, 2016	February 29, 2016	0.002733	109,923	66,508	176,431
March 20, 2016	March 31, 2016	0.002733	122,410	74,913	197,323
April 20, 2016	April 30, 2016	0.002733	120,402	71,051	191,453
May 20, 2016	May 31, 2016	0.002733	137,203	80,646	217,849
June 20, 2016	June 30, 2016	0.002733	164,498	96,964	261,462
			$966,400	$565,624	$1,532,024
The Company did not make distributions for the nine months ended June 30, 2015.
Note 11. Financial Highlights
The following is a schedule of financial highlights for the nine months ended June 30, 2016 and the period ended September 30, 2015:

	For the nine months ended June 30, 2016	For the period from June 24, 2015 (date the Minimum Offering Requirement was met) through September 30, 2015
Per share data:
Net asset value at beginning of period	$10.97	$10.97
Results of operations (1):
Net investment (loss) income	(1.01)	0.05
Net unrealized appreciation on investments	0.26	—
Net unrealized appreciation on obligations under participation agreements	(0.16)	—
Net (decrease) increase in net assets resulting from operations	(0.91)	0.05
Shareholder distributions (2):
Dividends declared from return of capital	(0.75)	(0.27)
Net decrease in net assets resulting from shareholder distributions	(0.75)	(0.27)
Capital share transactions:
Other (3)	0.88	0.22
Net increase in net assets resulting from capital share transactions	0.88	0.22
Net asset value, end of period	$10.19	$10.97
Shares outstanding at end of period	3,441,189	926,357
Total return (4)	(1.05)%	(10.36)%
Ratio/Supplemental data:
Net assets, end of period	$35,066,399	$10,161,072
Ratio of net investment (loss) income to average net assets (5)	(12.34)%	1.33%
Ratio of operating expenses to average net assets (5)	23.09%	2.81%
Portfolio turnover	N/A	N/A

Notes to Financial Statements (Unaudited)

_______________

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

(2)	The per share data for distributions reflects the actual amount of distributions declared per share during the period.

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

(5)
For the nine months ended June 30, 2016, excluding the expense support and conditional reimbursement, the annualized ratios of net investment income and operating expenses to average net assets are (15.78)% and 26.53%, respectively. For the period ended September 30, 2015, excluding the expense support and conditional reimbursement, the ratios of net investment income and operating expenses to average net assets are (73.82)% and 77.96%, respectively.

Note 12. Subsequent Events
The management of the Company has evaluated events and transactions through August 10, 2016, the date the financial statements were issued, and has determined that there are no material events that would require adjustment to or disclosure in the Company’s financial statements other than those listed below.
From July 1, 2016 through August 10, 2016, the Company has issued 272,058 shares of common stock, including shares issued pursuant to the DRIP. The gross proceeds from these issuances including proceeds from shares issued pursuant to the DRIP were approximately $3.4 million.

Schedule 12-14

Terra Income Fund 6, Inc.
Schedule of Investments in and Advances to Affiliates (Unaudited)

Portfolio Company/ Type of Investment (1)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value, Beginning Balance	Gross Additions (3)	Gross Reductions	Fair Value, Ending Balance
Nine Months Ended June 30, 2016
TSG-Parcel 1, LLC, Participation in First Mortgage, 12% Due 7/10/2016 (4)	$182,667	$2,000,000	$—	$—	$2,000,000

Year Ended September 30, 2015
TSG-Parcel 1, LLC, Participation in First Mortgage, 12% Due 7/10/2016 (4)	$56,000	$—	$2,000,000	$—	$2,000,000

This schedule should be read in conjunction with the company’s financial statements, including the schedules of investments and notes to the financial statements.
_______________

(1)	The principal amount is shown on the schedules of investments and ownership detail is presented in Note 4.

(2)	Represents the amount of interest income recognized by the Company during the periods.

(3)
Participation interest is with Terra Property Trust, Inc., a related-party real estate investment trust managed by an affiliate of the company's sponsor. See “Participation Agreements” in Note 4 in the accompanying notes to the financial statements.

(4)	The maturity date of this loan has been extended to January 10, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

•
actual and potential conflicts of interest with any of the following affiliated entities: Terra Income Advisors, LLC, our investment adviser (“Terra Income Advisors”); Terra Capital Partners, LLC, our sponsor; Terra Secured Income Fund, LLC and, together with Terra Secured Income Fund 2, LLC, Terra Secured Income Fund 3, LLC, Terra Secured Income Fund 4, LLC, Terra Secured Income Fund 5, LLC, Terra Secured Income Fund 5 International, the “Terra Income Funds”; Terra Property Trust, Inc., a subsidiary of Terra Secured Income 5, LLC; Terra Capital Advisors, LLC; Terra Capital Advisors 2, LLC; or any of their affiliates;

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
We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of this quarterly report on Form 10-Q. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. Stockholders are advised to consult any additional disclosures that we may make directly to stockholders or through reports that we may file in the future with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements and projections contained in this quarterly report on Form 10-Q are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Overview
We were incorporated under the general corporation laws of the State of Maryland on May 15, 2013 and commenced operations on June 24, 2015, upon the raising of gross proceeds in excess of $2.0 million from sales of shares of our common stock in our continuous public offering, including sales to persons who are affiliated with us or Terra Income Advisors (the “Minimum Offering Requirement”). We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and have elected to be taxed for federal income tax purposes, beginning with our taxable year ended September 30, 2015, and to qualify annually thereafter, as a RIC under Subchapter M of the Code. Prior to satisfying the Minimum Offering Requirement, we had no operations except for matters relating to our organization and registration.
Our investment activities are externally managed by Terra Income Advisors and supervised by our board of directors (the “Board”), a majority of whom are independent. Under the investment advisory and administration services agreement (the “Investment Advisory Agreement”), we have agreed to pay Terra Income Advisors an annual base management fee based on our average quarterly gross assets, as well as incentive fees based on our performance. (See Note 4. Related Party Transactions).
Also, we have agreed to pay selling commissions, broker-dealer fees, a dealer manager fee and distribution fees, and to reimburse Terra Income Advisors for our organization and offering expenses up to a maximum amount equal to 1.5% of the gross proceeds from our continuous public offering of our company stock (the “Offering”). Terra Income Advisors will bear all organization and offering expenses in excess of this amount.
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
The level of our investment activity depends on many factors, including the amount of debt and equity capital available to prospective borrowers, the level of refinancing activity for such companies, the availability of credit to finance transactions, the general economic environment and the competitive environment for the types of investments we make. Based on prevailing market conditions exclusive of the restrictions imposed by the RIC diversification requirement, we anticipate that we will invest the proceeds from each subscription closing generally within 90 days of such closing. The precise timing will depend on the availability of investment opportunities that are consistent with our investment objective and strategies. Any distributions we make prior to the time that all capital raised has been deployed may be substantially lower than the distributions that we expect to pay when our portfolio is fully invested.
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
Net Investment Portfolio
The tables below present our investment portfolio on a net investment basis, which represents our proportionate share of the investments, based on our economic ownership of these investments. This measure is used in reports to our executive management and is used as a component to the asset base from which we calculate our base management fee. We believe that this measure provides useful information to investors because it represents our total assets under management and the financial exposure of each investment individually.

	June 30, 2016
	Gross Investments		Transfers Treated as Obligations Under Participation Agreements		Net Investments
	Principal	Fair Value (As Reported)	Principal	Fair Value (As Reported)	Principal	Fair value
TSG-Parcel 1, LLC	$2,000,000	$2,000,000	$—	$—	$2,000,000	$2,000,000
KOP Hotel XXXI Mezz, LP.	5,800,000	5,962,400	1,800,000	1,850,400	4,000,000	4,112,000
QPT 24th Street Mezz, LLC	15,166,939	15,500,611	12,638,371	12,916,415	2,528,568	2,584,196
Hertz Clinton One Mezzanine, LLC	2,500,000	2,470,924	—	—	2,500,000	2,470,924
GAHC3 Lakeview IN Medical Plaza, LLC	3,074,671	3,074,671	—	—	3,074,671	3,074,671
	$28,541,610	$29,008,606	$14,438,371	$14,766,815	$14,103,239	$14,241,791

	September 30, 2015
	Gross Investments		Transfers Treated as Obligations Under Participation Agreements		Net Investments
	Principal	Fair Value (As Reported)	Principal	Fair Value (As Reported)	Principal	Fair value
TSG-Parcel 1, LLC	$2,000,000	$2,000,000	$—	$—	$2,000,000	$2,000,000
	$2,000,000	$2,000,000	$—	$—	$2,000,000	$2,000,000
Portfolio and Investment Activity
For the three months ended June 30, 2016, we invested approximately $3.1 million in one new loan and had no exits or repayments resulting in net investments made of approximately $3.1 million. For the nine months ended June 30, 2016, we invested approximately $26.4 million in four new loans and had no exits or repayments, resulting in net investments made of approximately $26.4 million for the period.
For the three and nine months ended June 30, 2015, we had no new investments and had no exits or repayments.

Our portfolio composition, based on fair value at June 30, 2016 and September 30, 2015 was as follows:

	June 30, 2016		September 30, 2015
	Percentage of Total Portfolio	Weighted Average Yield (1)	Percentage of Total Portfolio	Weighted Average Yield (1)
Loans	93.1%	13.36%	—%	—%
Loan through participation interest (Note 4)	6.9%	12.00%	100.0%	12.00%
Total	100.0%	13.27%	100.0%	12.00%
_______________

(1)	Based upon the par value of our debt investments.

The following table presents the fair value measurements at June 30, 2016 and September 30, 2015:

	June 30, 2016		September 30, 2015
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Loans	$27,008,606	93.1%	—	—%
Loan through participation interest (Note 4)	2,000,000	6.9%	2,000,000	100.0%
Total	$29,008,606	100.0%	2,000,000	100.0%
Obligations under Participation Agreements
We may enter into participation agreements with related parties, primarily other affiliated funds of our sponsor. The purpose of the participation agreements is to allow us and an affiliate to originate a specified investment when, individually, we do not have the liquidity to do so or to achieve a certain level of portfolio diversification. We may transfer portions of its investments to other participants or it may be a participant to an investment held by another entity.
Certain partial loan sales do not qualify for sale accounting under Accounting Standard Codification (“ASC”) Topic 860 – Transfers and Servicing (“ASC Topic 860”) because these sales do not meet the definition of a “participating interest,” as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain as an investment on the accompanying statements of assets and liabilities and the portion sold is recorded as obligations under participation agreements in the liabilities section of the statements of assets and liabilities.
As of June 30, 2016, obligations under participation agreements at fair value totaled $14.8 million and the fair value of the loans that are associated with these obligations under participation agreements was $21.5 million. As of September 30, 2015, we did not have any obligations under participation agreements. During the nine months ended June 30, 2016, there were no repayments on obligations under participation agreements. The weighted average interest rate on our obligations under participation agreements was approximately 13.87%.
Results of Operations
We were formed on May 15, 2013 and commenced operations on June 24, 2015. Our management is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting our target portfolio, which may be reasonably anticipated to have a material impact of the capital resources and the revenue or income to be derived from the operations of our net assets.

Operating results for the three and nine months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Total investment income	$915,997	$96	$1,988,902	$745
Total operating expenses	1,774,705	268,625	4,634,213	516,864
Less: Expense reimbursement from Adviser	—	(515,813)	(576,755)	(515,813)
Net expenses	1,774,705	(247,188)	4,057,458	1,051
Net investment (loss) income	(858,708)	247,284	(2,068,556)	(306)
Net unrealized appreciation on investments	539,854	—	539,854	—
Net unrealized appreciation on obligations under participation agreements	(328,444)	—	(328,444)	—
Net (decrease) increase in net assets resulting from operations	$(647,298)	$247,284	$(1,857,146)	$(306)
Investment Income
For the three and nine months ended June 30, 2016, total investment income was $0.9 million and $2.0 million, respectively, and was attributable to five loans made for $28.5 million with a weighted average annual interest rate of 13.27% as of June 30, 2016. For the three and nine months ended June 30, 2015, total investment income was $96 and $745, respectively. The increase of the three and nine months ended June 30, 2016 over the three and nine months ended June 30, 2015 is primarily due to our commencement of operations as of June 24, 2015.
Operating Expenses
The composition of our operating expenses for the three and nine months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Interest expense from obligations under participation agreements	$504,832	$—	$1,086,187	$—
Amortization of offering costs	434,345	32,982	1,163,031	32,982
Marketing expenses	297,797	—	688,511	—
Professional fees	197,868	133,879	747,512	226,450
Base management fee	155,091	695	343,064	695
Insurance expense	53,465	57,075	166,249	70,832
Directors’ fees	33,125	22,625	96,000	49,750
General and administrative expenses	9,165	703	33,300	3,365
Organization expenses	—	20,666	—	132,790
Operating expense reimbursement to Adviser (Note 4)	89,017	—	310,359	—
Total operating expenses	1,774,705	268,625	4,634,213	516,864
Less: Expense reimbursement from Adviser	—	(515,813)	(576,755)	(515,813)
Net expenses	$1,774,705	$(247,188)	4,057,458	1,051
For the three and nine ended June 30, 2016, total operating expenses were approximately $1.8 million and $4.6 million, respectively. For the three and nine months ended June 30, 2015, total operating expenses were approximately $0.3 million and $0.5 million, respectively. Our primary operating expenses include the amortization of offering costs, marketing expenses, which include the costs of educational and training seminars and other marketing related expenses, professional fees, interest expense from obligations under participation agreements, base management fee, insurance expense, directors’ fees and organization expenses. Other operating expenses include reimbursements to Terra Income Advisors for operating expenses incurred in connection with administrative services provided to us, including compensation to administrative personnel. The increase of the three and nine months ended June 30, 2016 over the three and nine months ended June 30, 2015 is primarily due to our commencement of operations as of June 24, 2015.
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
Pursuant to the terms of the Expense Support Agreement, we have agreed to reimburse Terra Income Advisors for each Expense Support Payment within three years after such Expense Support Payment is made by Terra Income Advisors. Reimbursement shall be made as promptly as possible on a date mutually agreed to by us and Terra Income Advisors provided that (i) the operating expense ratio, defined as operating expenses excluding organization and offering expenses, base management fee, incentive fee and any interest expense attributable to indebtedness by us (“Net Operating Expenses”) expressed as a percentage of our net assets on the relevant measurement date, as of such reimbursement date is equal to or less than the operating expense ratio as of the Expense Support Payment date attributable to such specified Expense Support Payment, (ii) the annualized distribution rate as of such reimbursement date is equal to or greater than the annualized distribution rate as of the Expense Support Payment date attributable to such specified Expense Support Payment; (iii) such reimbursement date is not later than three years following such specified Expense Support Payment date; and (iv) the Expense Support Payment does not cause our Net Operating Expenses to exceed 1.5% of our net assets attributable to common shares, after taking such reimbursement into account. Terra Income Advisors is entitled to reimbursement of all previously unreimbursed expense support payments in the event of termination of the expense support agreement. Effective December 1, 2015, we suspended the expense reimbursement payment.
For the nine months ended June 30, 2016 and both the three and nine months ended June 30, 2015, we recorded expense reimbursements of approximately $0.6 million and $0.5 million, respectively, which are included in the statements of operations. For the three months ended June 30, 2016, we did not record any expense reimbursements in the statements of operations.
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
There were no sales or repayments for the three and nine months ended June 30, 2016 and 2015, therefore, there were no realized gains or losses.
Net Unrealized Appreciation on Investments and Obligations under Participation Agreements
Net unrealized appreciation on investments and obligations under participation agreements reflects the change in our portfolio investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses, when gains or losses are realized. Valuation of our portfolio investments fluctuates over time, reflecting changes in the market yields for loans and debt investments, and any associated premium or discount will be amortized down or accreted up to par value as each investment approaches maturity.
For both the three and nine months ended June 30, 2016, net unrealized appreciation on investment was approximately $0.5 million and net unrealized appreciation on obligations under participation agreements was approximately $0.3 million. For the three and nine months ended June 30, 2015, there was no unrealized appreciation or depreciation on our investments or obligations under participation agreements. The net change in unrealized appreciation on our investments and obligations under participation agreements during the three and nine months ended June 30, 2016 was primarily driven by a general tightening of credit spreads on our loans and debt investments during the periods.

Net (Decrease) Increase in Net Assets Resulting from Operations
For the three months ended June 30, 2016 and 2015, we recorded a net (decrease) increase in net assets resulting from operations of approximately $(0.6) million and $0.2 million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended June 30, 2016 and 2015, our per share net (decrease) increase in net assets resulting from operations was $(0.24) and $1.44, respectively. For the nine months ended June 30, 2016 and 2015, we recorded a net decrease in net assets resulting from operations of approximately $1.9 million and $0.0 million, respectively. Based on the weighted average shares of common stock outstanding for the nine months ended June 30, 2016 and 2015, our per share net decrease in net assets resulting from operations was $0.91 and $0.00, respectively.
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
Cash Flows for the Nine Months Ended June 30, 2016
Operating Activities — For the nine months ended June 30, 2016, net cash used in operating activities was approximately $13.3 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and sales of portfolio investments, among other factors. Cash flows used in operating activities for the nine months ended June 30, 2016 were primarily purchases of investments totaling approximately $26.3 million, partially offset by net proceeds from obligations under participation agreements of approximately $14.3 million.

Financing Activities — Net cash provided by financing activities was approximately $28.6 million for the nine months ended June 30, 2016, primarily related to proceeds from the issuance of common stock of approximately $30.6 million and reimbursement of $1.3 million from Terra Capital Markets, LLC (“Terra Capital Markets”) for commissions and dealer manager fees we paid related to shares sold prior to February 20, 2016 (see “Dealer Manager Agreement” in Note 4), partially offset by payments of selling commissions and dealer manager fees of approximately $2.2 million and distributions paid to shareholders of approximately $1.0 million.

Cash Flows for the Nine Months Ended June 30, 2015

Operating Activities — For the nine months ended June 30, 2015, net cash provided by operating activities was approximately $0.9 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and sales of portfolio investments, among other factors.
Financing Activities — Cash flows provided by operating activities for the nine months ended June 30, 2015 were primarily due to an increase in payable for unsettled stock subscriptions of approximately $1.0 million. Net cash provided by financing activities was approximately $1.8 million for the nine months ended June 30, 2015, primarily related to net proceeds from the issuance of common stock of approximately $2.0 million, partially offset by payments of selling commissions and dealer manager fees of approximately $0.2 million.
RIC Status and Distributions
We have elected to be treated for federal income tax purposes and to qualify annually thereafter, as a RIC under Subchapter M of the Code. In order to qualify as a RIC, we must, among other things, distribute at least 90.0% of our “investment company taxable income,” as defined by the Code, each year. As long as the distributions are declared by the later of the fifteenth day of the ninth month following the close of the taxable year or the due date of the tax return, including extensions, distributions paid up to one year after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We intend to make sufficient distributions to our stockholders to qualify for and maintain our RIC status each year. We are also subject to nondeductible federal excise taxes if we do not distribute at least 98.0% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years on which we paid no federal income taxes.
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
Critical Accounting Policies
Our financial statements are prepared in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. In preparing the financial statements, management has utilized available information, including industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. As we execute our expected operating plans, we will describe additional critical accounting policies in the notes to our future financial statements in addition to those discussed below.
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
Valuation of Obligations under Participation Agreements
We have elected the fair value option under ASC Topic 825 — Financial Instruments (“ASC Topic 825”) relating to accounting for debt obligations at their fair value for obligations under participation agreements which arose due to partial loan sales which did not meet the criteria for sale treatment under ASC Topic 860. We employ the yield approach valuation methodology used for the real-estate related loan investments on our obligations under participation agreements. As of June 30, 2016, obligations under participation agreements at fair value totaled approximately $14.8 million and the fair value of the loans that are associated with these obligations under participation agreements is approximately $21.5 million. For the nine months ended June 30, 2016, there were no repayments on obligations under participation agreements. The weighted average interest rate on our obligations under participation agreements was approximately 13.87% as of June 30, 2016.
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
Organization Costs
Organization costs include, among other things, the cost of incorporating, including the cost of legal services and other fees pertaining to our organization. These costs are expensed as incurred. For the three and nine months ended June 30, 2016, we did not incur organization costs that would be paid on behalf of us by Terra Income Advisors. For the three and nine months ended June 30, 2015, we incurred organization costs of approximately $0.02 million and $0.1 million, respectively, which were paid on behalf of us by Terra Income Advisors and have been recorded as a payable to it.
Offering Costs
Our offering costs include, among other things, legal and printing costs pertaining to preparation of the initial registration statement and prospectus and registration fees relating to the Offering. All offering costs incurred during the offering period are recorded as deferred charge and amortized over twelve months from the date the cost is incurred, with the exception of those costs that were incurred prior to the commencement of operations (June 24, 2015), which were amortized over a twelve month period from that date forward. For the three months ended June 30, 2016 and 2015, we incurred offering costs of approximately $0.2 million and $0.4 million, respectively. For the nine months ended June 30, 2016 and 2015, we incurred offering costs of approximately $0.6 million and $1.7 million, respectively. Amortization of offering costs was $0.4 million and $0.03 million for the three months ended June 30, 2016 and 2015, respectively, and $1.2 million and $0.03 million for the nine months ended June 30, 2016 and 2015, respectively.
Federal Income Taxes
We have elected to be taxed for federal income tax purposes, and to qualify annually thereafter, as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level federal income taxes on any ordinary income or capital gains that we distribute to our stockholders from our earnings and profits as determined for federal income tax purposes. To obtain and maintain our RIC tax treatment, we must, among other things, meet specified source-of-income and asset diversification requirements and distribute annually at least 90.0% of our ordinary net income and realized net short-term capital gains in excess of realized net long-term capital losses, if any.
Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the statements of operations. During the nine months ended June 30, 2016 and 2015, we did not incur any interest or penalties.
Contractual Obligations
We have entered into certain contracts under which we have material future commitments. On April 20, 2015, we entered into the Investment Advisory Agreement with Terra Income Advisors in accordance with the 1940 Act. The Investment Advisory Agreement became effective on June 24, 2015, the date that we met the Minimum Offering Requirement. Terra Income Advisors serves as our investment adviser in accordance with the terms of the Investment Advisory Agreement. Payments under the Investment Advisory Agreement in each reporting period consist of (i) a base management fee equal to a percentage of the value of our average gross assets and (ii) an incentive fee based on our performance. Terra Income Advisors is reimbursed for allocated administrative expenses incurred on our behalf. For the three months ended June 30, 2016 and 2015, we incurred approximately

$0.2 million and $0.001 million, respectively, in base management fee under the Investment Advisory Agreement. For the nine months ended June 30, 2016 and 2015, we incurred approximately $0.3 million and $0.001 million, respectively, in base management fee under the Investment Advisory Agreement. For the three and nine months ended June 30, 2016, we incurred approximately $0.1 million and $0.3 million, respectively, in allocated administrative expenses reimbursable to Terra Income Advisors. For the three and nine months ended June 30, 2015, no services had been performed by Terra Income Advisors under the Investment Advisory Agreement, and no fees or reimbursements had been earned or paid.
On April 20, 2015, we entered into a dealer manager agreement (the “Dealer Manager Agreement”) with Terra Capital Markets, an affiliate of Terra Income Advisors, to serve as the dealer manager of the Offering. As dealer manager, Terra Capital Markets is responsible for marketing our shares being offered pursuant to the Offering. In this role, it will manage a group of selling dealers, including other unaffiliated broker-dealers who enter into Selected Dealer Arrangements with Terra Capital Markets. Terra Capital Markets received selling commissions of 6.0% of gross proceeds from the Offering, dealer manager fees of up to 3.0% of gross proceeds from the Offering, and broker-dealer fees of up to 1.0% of gross proceeds from the Offering for reimbursement of marketing and expenses, in connection with the sale of shares of our common stock in the Offering, all or a portion of which may be re-allowed to selected broker-dealers.
On April 19, 2016, the Board approved an amended and restated dealer manager agreement (the “Amended Dealer Manager Agreement”), which we adopted on April 27, 2016. Under the terms of the Amended Dealer Manager Agreement, Terra Capital Markets receives selling commissions of 3.0% of gross proceeds from the Offering, dealer manager fees of 1.5% of the gross proceeds from the Offering, and broker-dealer fees of up to 1.0% of gross proceeds from the Offering for reimbursement of marketing and expenses, in connection with the sale of shares of the Company’s common stock in the Offering, all or a portion of which may be re-allowed to selected broker-dealers. In addition, Terra Capital Markets receives a distribution fee at an annual rate of 1.125% of gross offering proceeds (the “Distribution Fee”), excluding shares sold through the distribution reinvestment plan, all or a portion of which may be re-allowed to selected broker-dealers for services performed in connection with the distribution of our shares. The Distribution Fee is payable annually with respect to each share sold in the primary offering on the first, second, third, and fourth anniversaries of the month of purchase. In connection with the adoption of the Amended Dealer Manager Agreement, Terra Capital Markets reimbursed us approximately $1.3 million for commissions and dealer manager fees the Company paid related to the shares sold on and prior to February 20, 2016, the last shareholder admittance date prior to the adoption of the Amended Dealer Manager Agreement. The reimbursement amount will be paid back to Terra Capital Markets on the first, second, third and fourth anniversaries of the months of purchase.
For the three months ended June 30, 2016 and 2015, we incurred approximately $1.2 million and $0.2 million, respectively, of broker-dealer commissions and fees and, of this amount, approximately $0.9 million and $0.1 million, respectively, were re-allowed to selected broker-dealers. For the nine months ended June 30, 2016 and 2015, we incurred approximately $2.8 million and $0.2 million, respectively, of broker-dealer commissions and fees and, of this amount, approximately $1.9 million and $0.1 million, respectively, were re-allowed to selected broker-dealers. As of June 30, 2016, total Distribution Fee payable was approximately $1.9 million, as reflected on the statements of assets and liabilities. The following table reflects the payment schedule of the Distribution Fee payable:

	Payments Due by Period as of June 30, 2016
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Distribution Fee payable	$1,877,986	$475,587	$951,174	$451,225	$—
During the three months ended June 30, 2016, we purchased a B-Note that provides for a total lending commitment of $3.5 million. As of June 30, 2016, the unfunded commitment on this investment was approximately $0.4 million.
Off-Balance Sheet Arrangements
Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any off-balance sheet financings or liabilities.
Recently Issued Accounting Standards
In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The amendments provide a definition of the term “substantial doubt” and include principles for considering the mitigating effect of management’s plans. The amendments also require an evaluation every reporting period, including interim periods for a period of one year after the date that the financial statements are issued (or available to be issued), and certain disclosures when substantial doubt is alleviated or not alleviated. The amendments in this update are effective for reporting periods ending after December 15, 2016. Management is currently evaluating the impact of adopting this new accounting guidance update on our financial statements.
In February 2015, the FASB issued ASU 2015-02, Consolidation (ASC Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 significantly changes the consolidation analysis required under U.S. GAAP and ends the deferral granted to investment companies from applying the variable interest entity guidance. ASU 2015-02 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015 and early adoption is permitted. We elected to early adopt ASU 2015-02 beginning January 1, 2016. The adoption of ASU 2015-02 did not have a material impact on our financial statements and disclosures.
In April 2015, the FASB issued ASU No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. ASU 2015-03 is effective for fiscal years that begin after December 15, 2015 and early adoption is permitted. We elected to early adopt ASU 2015-03 beginning January 1, 2016. The adoption of ASU 2015-03 did not have a material impact on our financial statements and disclosures.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 retains many current requirements for the classification and measurement of financial instruments; however, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments. This guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is not permitted for public business entities. Management is currently evaluating the impact these changes will have on our financial statements and disclosures.
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
Terra Income Advisors has funded our offering costs and organization costs. Organization expenses are expensed on our statements of operations. Offering costs prior to the commencement of operations were capitalized on our statements of assets and liabilities as deferred charges until operations began, and thereafter, are being amortized to expense over twelve months on a straight-line basis. Commencement of operations is considered to be June 24, 2015, the date we raised the Minimum Offering Requirement. Previously, all offering costs incurred after the commencement of operations were charged against capital in excess of par value on the statements of assets and liabilities. Starting on January 1, 2016, we capitalize all offering costs and expense them over a 12-month period. Terra Income Advisors is responsible for the payment of our cumulative organization and offering expenses to the extent such expenses exceed 1.5% of the gross proceeds from the Offering, without recourse against or reimbursement by us. As a result, Terra Income Advisors will bear all organization and offering expenses in excess of 1.5% of the gross proceeds from the Offering. As of June 30, 2016 and September 30, 2015, Terra Income Advisors funded offering costs and organization costs in the amount of $2.3 million and $1.7 million, respectively.
Under the Dealer Manager Agreement, Terra Capital Markets, an affiliate of Terra Income Advisors, is entitled to receive selling commissions, broker-dealer fees and dealer manager fees in connection with the sale of shares of our common stock in the Offering, all or a portion of which may be re-allowed to selected broker-dealers. On April 27, 2016, we adopted the Amended Dealer Manager Agreement to change the terms of the underwriting compensation (Note 4). For the three months ended June 30, 2016 and 2015, we recorded approximately $1.2 million and $0.2 million, respectively, of broker-dealer commissions and fees and, of this amount, approximately $0.9 million and $0.1 million, respectively, were re-allowed to selected broker-dealers. For the nine months ended June 30, 2016 and 2015, we incurred approximately $2.8 million and $0.2 million, respectively, of broker-dealer commissions and fees and, of this amount, approximately $1.9 million and $0.1 million, respectively, were re-allowed to selected broker-dealers. As of June 30, 2016, total Distribution Fee payable was $1.9 million, as reflected on the statements of assets and liabilities.
Pursuant to the Expense Support Agreement, Terra Income Advisors has agreed to reimburse us for certain operating expenses for any period since inception, until we and Terra Income Advisors mutually agree otherwise. This payment for any month shall be paid by Terra Income Advisors to us in any combination of cash or other immediately available funds, and/or offsets against amounts due from us to Terra Income Advisors. Reimbursement shall be made as promptly as possible on a date mutually agreed to by us and Terra Income Advisors provided that (i) the operating expense ratio, defined as Net Operating Expenses expressed as a percentage of our net assets on the relevant measurement date, as of such reimbursement date is equal to or less than the operating expense ratio as of the Expense Support Payment date attributable to such specified Expense Support Payment, (ii) the annualized distribution rate as of such reimbursement date is equal to or greater than the annualized distribution rate as of the Expense Support Payment date attributable to such specified Expense Support Payment; (iii) such reimbursement date is not later than three years following such specified Expense Support Payment Date; and (iv) the Expense Support Payment does not cause our Net Operating Expenses to exceed 1.5% of our net assets attributable to common shares, after taking such reimbursement into account. Terra Income Advisors is entitled to reimbursement of all previously unreimbursed expense support payments in the event of termination of the expense support agreement. For the nine months ended June 30, 2016 and both the three and nine months ended June 30, 2015, we recorded expense reimbursements of approximately $0.6 million and $0.5 million, respectively, which are included in the statements of operations. For the three months ended June 30, 2015, we did not record any expense reimbursements in the statements of operations. As of June 30, 2016 and September 30, 2015, we accrued cumulative Expense Support Payments of approximately $2.3 million and $1.7 million, respectively, which is included in Due to Adviser, net on the statements of assets and liabilities.
Potential Conflicts of Interest
Terra Income Advisors’ senior management team is comprised of substantially the same personnel as the senior management team of Terra Capital Advisors, LLC (“Terra Capital Advisors”), the investment manager to the Terra Income Funds. While none of Terra Income Advisors or Terra Capital Advisors is currently making any investments for clients other than us or the Terra Income Funds, respectively, any or all may do so in the future. In the event that Terra Income Advisors undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with our investment objectives and strategies, if necessary, so that we will not be disadvantaged in relation to any other client of Terra Income Advisors or its management team. In addition, even in the absence of Terra Income Advisors retaining additional clients, it is possible that some investment opportunities may be provided to the Terra Income Funds rather than to us.
Exemptive Relief
In an application for exemptive relief from the provisions of Sections 17(d) and 57(a)(4) of the 1940 Act as filed with the SEC on April 29, 2015 and as amended on May 11, 2016, we requested relief, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of Terra Income Advisors, Terra Capital Advisors, Terra Capital Advisors 2 and any future private funds or BDCs that are advised by Terra Income Advisors, Terra Capital Advisors, Terra Income Advisors 2 or any of their affiliated investment advisers (collectively, the “Co-Investment Affiliates”). We believe this relief may not only enhance our ability to further our investment objectives and strategies, but may also increase favorable investment opportunities for us, in part by allowing us to participate in larger investments, together with our Co-Investment Affiliates, than would be available to us in the absence of such relief. The SEC has not yet issued an order permitting such relief.
On April 19, 2016, the Board approved the Amended Dealer Manager Agreement. Under the terms of the Amended Dealer Manager Agreement, Terra Capital Markets receives selling commissions, dealer manager fees and broker-dealer fees of 3.0%, 1.5% and 1.0%, respectively, of gross proceeds from the offering, all or a portion of which may be re-allowed to selected broker-dealers for marketing and expenses. In addition, Terra Capital Markets receives a Distribution Fee at an annual rate of 1.125% of gross offering proceeds, excluding shares sold through the distribution reinvestment plan. The Distribution Fee is payable annually with respect to each share sold in the primary offering on the first, second, third and fourth anniversaries of the month of purchase.
In connection with the approval of the Amended Dealer Manager Agreement, Terra Capital Markets reimbursed us an amount equal to the distribution fees expected to be paid on all outstanding shares of common stock as of April 27, 2016 (the “Distribution Fee Reimbursement”). Both Terra Capital Markets and Terra Income Advisors are subsidiaries of Terra Capital Partners, our sponsor. Therefore, the Distribution Fee Reimbursement and the Amended Dealer Manager Agreement may be deemed a ‘‘joint enterprise or other joint arrangement’’ within the meaning of the 1940 Act and the rules promulgated thereunder. Accordingly, to eliminate any uncertainty, on April 25, 2016, we filed with the SEC an application for and on May 18, 2016 we were granted exemptive relief from the provisions of Section 57(a)(4) of the 1940 Act and Rule 17d-1 under the 1940 Act to permit Terra Capital Markets to effect the Distribution Fee Reimbursement. We believe the Distribution Fee Reimbursement, the changes to the selling commissions, dealer manager fees, and broker-dealer fees, and implementation of the Distribution Fee, is likely to lead to greater demand for our common stock in the Offering, which we believe will further benefit our investors by facilitating a lower operating expense ratio and greater diversification of its investment portfolio.

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
As of June 30, 2016, we had one investment with a principal balance of approximately $3.1 million that provides for interest income indexed to London Interbank Offered Rate (“LIBOR”) (see “Item 1. Financial Statements — Schedule of Investments”). A decrease or increase of 1% in LIBOR would decrease or increase, respectively, our annual interest income by approximately $0.03 million.
We may hedge against interest rate and currency exchange rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts, subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. For the nine months ended June 30, 2016, we did not engage in interest rate hedging activities.
In addition, we may have risks regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Valuation of Investments.”
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
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
During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION
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
Item 1A. Risk Factors.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended September 30, 2015 other than the risk factors described below.

The U.S. Department of Labor’s regulation expanding the definition of fiduciary investment advice under ERISA could adversely affect our financial condition and results of operations.

On April 6, 2016, the U.S. Department of Labor (the “DOL”) issued its final regulation redefining “investment advice fiduciary” under the Employee Retirement Income Security Act (“ERISA”) and the Internal Revenue Code. The final regulation significantly expands the class of advisers and the scope of investment advice that are subject to fiduciary standards, imposing the same fiduciary standards on advisers to individual retirement accounts that have historically only applied to plans covered by ERISA. The DOL also finalized certain prohibited transaction exemptions that allow investment advisers to receive compensation for providing investment advice under arrangements that would otherwise be prohibited due to conflicts of interest. The DOL regulations will take effect on April 10, 2017, but financial institutions relying on the “Best Interest Contract Exemption” will be permitted to comply with only a limited set of requirements through January 1, 2018. Because the changes required by the DOL regulations are triggering significant changes in the operations of financial advisors and broker-dealers, the implementation of the regulations may impact our ability to raise funds and thereby our financial condition and results of operations.

The implementation of changes to investor account statements described in Financial Industry Regulatory Authority Regulatory Notice 15-02 may impact our ability to raise funds.

The Securities and Exchange Commission has approved amendments to the rules of the Financial Industry Regulatory Authority, Inc. (“FINRA”) applicable to securities of direct participation programs and non-listed real estate investment trusts. The amendments, which became effective on April 11, 2016, provide, among other things, that (i) FINRA members must include in customer account statements the per share estimated value of the non-listed entity, which must be developed using a methodology reasonably designed to ensure the per share estimated value’s reliability; and (ii) per share estimated value disclosed from and after 150 days following the second anniversary of the admission of shareholders of the non-listed entity’s public offering must be based on an appraised valuation methodology developed by, or with the material assistance of, a third-party expert and updated on at least an annual basis. For direct participation programs subject to the Investment Company Act of 1940 (the “1940 Act”), the appraised valuation methodology must be consistent with the valuation requirements of the 1940 Act, which is consistent with our current practice. The rule changes also provide that account statements must include additional disclosure regarding the sources of distributions to shareholders of unlisted entities. It is not practicable at this time to determine whether these rules will adversely affect market demand for shares of direct participation programs. We will continue to assess the potential impact of the rule changes on our business. There can be no assurances regarding the impact of these rule changes on our current offering and our ability to raise sufficient amounts of capital.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Not applicable.
Item 3. Defaults Upon Senior Securities.
Not applicable.

Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.
Item 6.  Exhibits.
The following exhibits are filed with this report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description and Method of Filing
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

10.2
Amended and Restated Dealer Manager Agreement, dated as of April 27, 2016, by and among Terra Income Fund 6, Inc., Terra Income Advisors, LLC and Terra Capital Markets, LLC (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on May 12, 2016).

10.3	Form of Selected Dealer Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on May 12, 2016).

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
_______________
* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 10, 2016

TERRA INCOME FUND 6, INC.

By:	/s/ Bruce D. Batkin
Bruce D. Batkin
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gregory M. Pinkus
Gregory M. Pinkus
Chief Financial Officer, Chief Operating Officer,
Treasurer and Secretary
(Principal Financial and Accounting Officer)