Form 10-K
period 2016-09-30
Terra Income Fund 6, Inc.
filed 2016-11-22
CIK 1577134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 814-01136

Terra Income Fund 6, Inc.
(Exact name of registrant as specified in its charter)

Maryland	46-2865244
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

805 Third Avenue, 8th Floor
New York, New York 10022
(Address of principal executive offices)

(212) 753-5100
(Registrant’s telephone number, including area code)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑
As of November 21, 2016, the registrant had 4,514,103 shares of common stock, $0.001 par value, outstanding.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant’s 2017 Annual Meeting of Stockholders, to be filed within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

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

•
actual and potential conflicts of interest with any of the following affiliated entities: Terra Income Advisors, LLC, our investment adviser; Terra Capital Partners, LLC, our sponsor; Terra Secured Income Fund, LLC; Terra Secured Income Fund 2, LLC; Terra Secured Income Fund 3, LLC; Terra Secured Income Fund 4, LLC; Terra Secured Income Fund 5, LLC; Terra Secured Income Fund 5 International; Terra Property Trust, Inc., a subsidiary of Terra Secured Income Fund 5, LLC; Terra Capital Advisors, LLC; Terra Capital Advisors 2, LLC; or any of their affiliates;

•	the dependence of our future success on the general economy and its effect on our investments;

•	our use of financial leverage;

•	the ability of Terra Income Advisors, LLC to locate suitable investments for us and to monitor and administer our investments;

•	the ability of Terra Income Advisors, LLC or its affiliates to attract and retain highly talented professionals;

•
our ability to elect to be taxed as, and maintain thereafter, our qualification as a regulated investment company under the Internal Revenue Code of 1986, as amended and as a business development company under the Investment Company Act of 1940;

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

iii

PART I
Item 1. Business.
Formation of Our Company
We are a Maryland corporation, formed on May 15, 2013 and commenced operations on June 24, 2015. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We are an externally managed, non-diversified, closed-end management investment company that has elected to be taxed for federal income tax purposes beginning with our taxable year ended September 30, 2015, and to qualify annually thereafter, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
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
On February 25, 2015, our board of directors (the “Board”) determined to change the initial offering price from $10.00 per share to $12.50 per share. As a result, on February 26, 2015, we effected a reverse stock split to account for the change in the offering price since the September and October, 2014 contributions from Terra Capital Partners. As such, all share references and equity transaction pricing elsewhere reflect this reverse stock split.
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
On June 24, 2015, we successfully reached our minimum escrow requirement and officially commenced our operations by receiving gross proceeds of $2,000,000 (the “Minimum Offering Requirement”). Since commencing operations, and through November 21, 2016, we have sold a total of 4,514,103 shares of common stock for total gross proceeds of approximately $54.7 million, excluding shares pursuant to our distribution reinvestment plan (“DRIP”). The proceeds from the issuance of common stock are presented in our statements of changes in net assets and statements of cash flows.
Overview of Our Business
We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of our advisor, Terra Income Advisors, LLC (“Terra Income Advisors”), or by individuals who were contracted by us or by Terra Income Advisors to work on behalf of us pursuant to the terms of the investment advisory and administrative services agreement between us and Terra Income Advisors (the “Investment Advisory Agreement”). Terra Income Advisors is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis according to asset allocation and other guidelines set by our Board. Terra Income Advisors is registered as investment adviser with the SEC. We have elected to be taxed for federal income tax purposes for our taxable year in which we commence operations, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code.
The level of our investment activity depends on many factors, including the amount of debt and equity capital available to prospective borrowers, the level of refinancing activity for such companies, the availability of credit to finance transactions, the general economic environment and the competitive environment for the types of investments we make. Based on prevailing market conditions and exclusive of the restrictions imposed by the RIC diversification requirement, we anticipate that we will invest the proceeds from each subscription closing generally within 90 days of such closing. The precise timing will depend on the availability of investment opportunities that are consistent with our investment objective and strategies. Any distributions we make prior to the time that all capital raised has been deployed may be substantially lower than the distributions that we expect to pay when our portfolio is fully invested.

Our Investment Adviser
Our investment activities are externally managed by Terra Income Advisors, a private investment firm affiliated with us, pursuant to the Investment Advisory Agreement, under the oversight of the Board, a majority of whom are independent. Terra Income Advisors is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”).
Under the Investment Advisory Agreement, we have agreed to pay Terra Income Advisors a base management fee as well as an incentive fee based on our investment performance. Also, we have agreed to pay selling commissions, broker-dealer fees, and a dealer manager fee, and to reimburse Terra Income Advisors for our organization and offering expenses up to a maximum amount equal to 1.5% of the gross proceeds from the Offering. Terra Income Advisors will bear all organization and offering expenses in excess of this amount.
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
About Terra Capital Partners
Terra Capital Partners, the parent company of Terra Income Advisors, is a real estate finance and investment company based in New York City, and has engaged in the origination and management of debt and equity investments in approximately 367 properties of all major property types throughout the United States since it was formed in 2001 and commenced operations in 2002. These investments have been made in 35 states and have been secured by approximately 16.3 million square feet of office properties, 3.4 million square feet of retail properties, 4.2 million square feet of industrial properties, 3,425 hotel rooms and 22,645 apartment units. The value of the properties underlying these investments was approximately $6.6 billion based on appraised values as of the closing dates. Terra Capital Partners and its affiliates have originated all the loans on approximately 326 properties with an appraised value of approximately $5.2 billion held by its previous affiliated funds, which are described below in “Terra Private Funds,” and have suffered no monetary defaults or foreclosures on these loans. As of the date of this Form 10-K, Terra Capital Partners and its affiliates employed 33 persons.
Terra Capital Partners is led by the chairman of our Board, Simon J. Mildé, and our chief executive officer, Bruce D. Batkin, and employs a team of highly experienced real estate, finance and securities professionals with an average of over 25 years of experience in global real estate transactions. The management of Terra Capital Partners has broad-based, long-term relationships with major financial institutions, property owners and commercial real estate service providers. The Terra Capital Partners management personnel have worked together as a team engaged in the business of making investments in commercial real estate loans, preferred equity investments and certain real estate-related debt securities of private companies for approximately ten years, building on their prior experience in commercial real estate investment, finance, development and asset management with many of the top international real estate and investment banking firms, including Jones Lang Wootton (formerly Jones Lang LaSalle Incorporated and now JLL), Merrill Lynch & Co., Inc., Donaldson, Lufkin & Jenrette Securities Corporation (now Credit Suisse (USA) Inc.) and ABN Amro Bank N.V. We believe that the active and substantial ongoing participation of Terra Capital Partners in the real estate finance market, and the depth of experience and disciplined investment approach of its management team will allow Terra Income Advisors to successfully execute our investment strategy.
About Terra Private Funds
Through its affiliates, Terra Capital Partners has managed the operations of multiple private real estate investment funds (collectively the “Terra private funds”), which were formed to originate, acquire and manage real estate-related loans, including mezzanine loans, first and second mortgage loans, subordinated mortgage loans, bridge loans, preferred equity investments and other loans related to high quality commercial real estate in the United States.
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
Investment Objectives and Strategy
Our primary investment objectives are to pay attractive and stable cash distributions and to preserve, protect and return capital contributions to stockholders. Our investment strategy is to use substantially all of the proceeds of the Offering to originate and manage a diversified portfolio consisting of (i) commercial real estate loans to U.S. companies qualifying as “eligible portfolio companies” under the 1940 Act, including mezzanine loans, first and second lien mortgage loans, subordinated mortgage loans, bridge loans and other commercial real estate-related loans related to or secured by high quality commercial real estate in the United States and (ii) preferred equity real estate investments in U.S. companies qualifying as “eligible portfolio companies” under the 1940 Act. We may also purchase select commercial real estate-related debt securities, such as commercial mortgage-backed securities or collateralized debt obligations; provided, however, that we will select all investments after considering its ability to qualify to be taxed as a RIC.
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
To enhance our returns, we intend to employ leverage as market conditions permit and at the discretion of our Terra Income Advisors, but in no event will leverage employed exceed 50% of the value of our assets, as required by the 1940 Act. See Item 1A “Risk Factors — Risks Related to Debt Financing” for a discussion of the risks inherent in employing leverage.
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
Significant Experience of Terra Capital Partners
Terra Capital Partners provides Terra Income Advisors with many of its key investment personnel. Terra Capital Partners has developed a reputation within the commercial real estate loan investment industry as a leading, sophisticated real estate investment and asset management company with a strong track record in underwriting and managing approximately $6.6 billion in commercial real estate and real estate-related loans, preferred equity investments and investments with similar characteristics that meet the attributes of the assets that we intend to acquire. We believe we will benefit from the depth and disciplined approach Terra Capital Partners brings to its underwriting and investment management processes to structure and manage investments prudently.
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
Other Commercial Real Estate-Related Debt Securities
We may also invest in commercial real estate-related debt securities such as commercial mortgage-backed securities (“CMBS”) and collateralized debt obligations (“CDOs”), as well as any other debt security that we believe will provide us with a favorable risk-adjusted return. CMBS are securities issued by a trust that evidence interests in, or are secured by, a single commercial mortgage loan or a partial or entire pool of commercial mortgage loans. CDOs are multiple class debt securities, or bonds, secured by pools of assets, such as CMBS or mezzanine loans. CDOs are typically issued in multiple tranches with varying risk/reward attributes in which some classes are subordinate to others in priority of payment. Both CMBS and CDOs are subject to all of the same risks as the underlying real estate assets.
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

iv.	is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million; or

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

Indebtedness and Senior Securities
As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must generally make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or stock unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see Item 1A “Risk Factors — Risks Related to Debt Financing” and Item 1A “Risk Factors — Risks Related to Business Development Companies.”
Common Stock
We will generally not be able to issue and sell our common stock at a price per share, after deducting selling commissions, broker-dealer fees, and dealer manager fees, that is below our net asset value (“NAV”) per share. See Item 1A “Risk Factors — Risk Related to Business Development Companies — Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.” We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV of our common stock if our Board determines that such sale is in our best interests and that of our stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our Board, closely approximates the market value of such securities (less any distributing commission or discount). We may generally issue new shares of our common stock at a price below NAV per share in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances, subject to applicable requirements of the 1940 Act.
Co-Investments
As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, we may be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Board who are not interested persons and, in some cases, prior approval by the SEC. Specifically, we generally are not permitted to co-invest with certain entities affiliated with Terra Income Advisors in transactions originated by Terra Income Advisors or its affiliates unless we obtain an exemptive order from the SEC or co-invest alongside Terra Income Advisors or its respective affiliates in accordance with existing regulatory guidance and the allocation policies of Terra Income Advisors and its affiliates, as applicable. However, we are permitted to, and may, co-invest in syndicated deals and secondary loan market transactions where price is the only negotiated point. The SEC has granted us exemptive relief permitting us, subject to satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of Terra Income Advisors, including the Terra Income Funds, Terra Property Trust, and any future BDC or closed-end management investment company that is registered under the 1940 Act and is advised by Terra Income Advisors or its affiliated investment advisers (the “Co-Investment Affiliates”). However, we will be prohibited from engaging in certain transactions with our affiliates even under the terms of this exemptive order. We believe this relief will not only enhance our ability to further our investment objectives and strategy, but may also increase favorable investment opportunities for us, in part by allowing us to participate in larger investments, together with our Co-Investment Affiliates, than would be available to us if we had not obtained such relief.
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
Proxy Voting Policies and Procedures
We have delegated our proxy voting responsibility to Terra Income Advisors. The proxy voting policies and procedures of Terra Income Advisors are set forth below. The guidelines are reviewed periodically by Terra Income Advisors and our disinterested directors, and, accordingly, are subject to change. For purposes of these Proxy Voting Policies and Procedures described below, “we” “our” and “us” refers to Terra Income Advisors.

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
Available Information
We are required to file with or submit to the SEC annual, quarterly and current reports, proxy statements and other information meeting the informational requirements of the Exchange Act. We maintain a website at http://www.terrfund6.com, on which we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on our website is not incorporated by reference into this annual report on Form 10-K and investors should not consider information contained on our website to be part of this annual report on Form 10-K or any other report we file with the SEC. Investors may also inspect and copy these reports, proxy statements and other information, as well as our registration statement and related exhibits and schedules, at the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C. 20549. Investors may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-732-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information filed electronically by us with the SEC, which are available on the SEC’s website at www.sec.gov. Copies of these reports, proxy and information statements and other information may be obtained, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

Item 1A. Risk Factors.
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
We were formed on May 15, 2013 and commenced operations on June 24, 2015, upon the raising of gross proceeds in excess of $2,000,000 from sale of shares of our common stock in the Offering, including sales to persons who are affiliated with us or Terra Income Advisors. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objectives and that the value of our common stock could decline substantially.
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
The Offering is being made on a best efforts basis, whereby the dealer manager and broker-dealers participating in the Offering are only required to use their best efforts to sell our shares and have no firm commitment or obligation to purchase any of the shares. To the extent that less than the maximum number of shares is subscribed for, the opportunity for the allocation of our investments among various issuers may be decreased, and the returns achieved on those investments may be reduced as a result of allocating all of our expenses over a smaller capital base.
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
We are not obligated to provide liquidity to our stockholders by a finite date, either from the repayment to us of our debt investments within a reasonable period of time subsequent to the termination of the Offering, or from a liquidity event. A liquidity event could include (i) a listing of our shares on a national securities exchange, (ii) the sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation or (iii) a merger or another transaction approved by our Board in which our stockholders receive cash or shares of a publicly traded company. However, there can be no assurance that we will return our stockholders’ capital contributions by a specified date following either the repayment to us of our debt investments or the completion of a liquidity event. In such event, the liquidity for an investor’s shares will be limited to our share repurchase program, which we have no obligation to maintain.
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
Because the dealer manager is one of our affiliates, investors will not have the benefit of an independent due diligence review of us, which is customarily performed in firm commitment offerings; the absence of an independent due diligence review increases the risks and uncertainty investors face as a stockholder.
The dealer manager is one of our affiliates. As a result, its due diligence review and investigation of us and this Form 10-K cannot be considered to be an independent review. Therefore, investors do not have the benefit of an independent review and investigation of the Offering of the type normally performed by an unaffiliated, independent underwriter in a firm commitment public securities offering.
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
On April 6, 2016, the U.S. Department of Labor (the “DOL”) issued its final regulation redefining “investment advice fiduciary” under the Employee Retirement Income Security Act (“ERISA”) and the Internal Revenue Code. The final regulation significantly expands the class of advisers and the scope of investment advice that are subject to fiduciary standards, imposing the same fiduciary standards on advisers to individual retirement accounts that have historically only applied to plans covered by ERISA. The DOL also finalized certain prohibited transaction exemptions that allow investment advisers to receive compensation for providing investment advice under arrangements that would otherwise be prohibited due to conflicts of interest. The DOL regulations will take effect on April 10, 2017, but financial institutions relying on the “Best Interest Contract Exemption” will be permitted to comply with only a limited set of requirements through January 1, 2018. Because the changes required by the DOL regulations are triggering significant changes in the operations of financial advisors and broker-dealers, the implementation of the regulations may impact our ability to raise funds and thereby may impact our financial condition and results of operations.
The implementation of changes to investor account statements described in Financial Industry Regulatory Authority Regulatory Notice 15-02 may impact our ability to raise funds.
The Securities and Exchange Commission has approved amendments to the rules of the Financial Industry Regulatory Authority, Inc. (“FINRA”) applicable to securities of direct participation programs and non-listed real estate investment trusts. The amendments, which became effective on April 11, 2016, provide, among other things, that (i) FINRA members must include in customer account statements the per share estimated value of the non-listed entity, which must be developed using a methodology reasonably designed to ensure the per share estimated value’s reliability; and (ii) per share estimated value disclosed from and after 150 days following the second anniversary of the admission of shareholders of the non-listed entity’s public offering must be based on an appraised valuation methodology developed by, or with the material assistance of, a third-party expert and updated on at least an annual basis. For direct participation programs subject to the 1940 Act, the appraised valuation methodology must be consistent with the valuation requirements of the 1940 Act, which is consistent with our current practice. The rule changes also provide that account statements must include additional disclosure regarding the sources of distributions to shareholders of unlisted entities. It is not practicable at this time to determine whether these rules will adversely affect market demand for shares of direct participation programs. We will continue to assess the potential impact of the rule changes on our business. There can be no assurances regarding the impact of these rule changes on our current offering and our ability to raise sufficient amounts of capital.
We intend to offer to repurchase shares on a quarterly basis pursuant to our share repurchase program. Only a limited number of shares may be repurchased, however, and, to the extent investors are able to sell their shares under our share repurchase program, they may not be able to recover the amount of their investment in those shares.
We intend to conduct tender offers to allow investors to tender their shares on a quarterly basis at a price equal to 90% of our NAV per share on the date of repurchase. The share repurchase program includes numerous restrictions that limit investors’ ability to sell their shares. We intend to limit the number of shares repurchased pursuant to our share repurchase program as follows: (i) we currently intend to limit the number of shares to be repurchased during any calendar year to the number of shares we can repurchase with the proceeds we receive from the sale of shares of our common stock under our distribution reinvestment plan, although at the discretion of our Board, we may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase shares; (ii) we intend to limit the number of shares to be repurchased in any calendar quarter to 2.5% of the weighted average number of shares outstanding in the prior calendar year, or 10% in each calendar year (though the actual number of shares that we offer to repurchase may be less in light of the limitations noted above); (iii) unless an investor tenders all of his or her shares, he or she must tender at least 25% of the number of shares he or she has purchased and must maintain a minimum balance of $5,000 subsequent to submitting a portion of his or her shares for repurchase by us; and (iv) to the extent that the number of shares tendered for repurchase exceeds the number of shares that we are able to purchase, we will repurchase shares on a pro rata basis, not on a first-come, first-served basis. Further, we will have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under federal law or Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. Any of the foregoing limitations may prevent us from accommodating all repurchase requests made in any year.
In addition, our Board may amend, suspend or terminate the share repurchase program upon 30 days’ notice. We will notify each investor of such developments (i) in our quarterly reports or (ii) by means of a separate mailing to each investor, accompanied by disclosure in a current or periodic report under the Exchange Act. In addition, although we have adopted a share repurchase program, we have discretion to not repurchase any investor’s shares, to suspend the share repurchase program and to cease repurchases. This may occur, for example, if we are unable to raise a sufficient amount of capital in the Offering. Further, the share repurchase program has many limitations and should not be relied upon as a method to sell shares promptly or at a desired price.
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
In addition, even if we are able to raise significant proceeds, we are not permitted to use such proceeds to co-invest with certain entities affiliated with Terra Income Advisors in transactions originated by it or its affiliates unless such co-investments are permitted by an exemptive order from the SEC, or unless we co-invest alongside Terra Income Advisors or its affiliates in accordance with existing regulatory guidance and the allocation policies of Terra Income Advisors and its affiliates, as applicable. The SEC has granted us exemptive relief from the provisions of Sections 17(d) and 57(a)(4) of the 1940 Act, thereby permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with our

Co-Investment Affiliates. However, we will be prohibited from engaging in certain transactions with our affiliates even under the terms of this exemptive order.
We may pay distributions from offering proceeds, borrowings or the sale of assets to the extent our cash flows from operations, net investment income or earnings are not sufficient to fund declared distributions.
We may fund distributions from the uninvested proceeds of the Offering and borrowings, and we have not established limits on the amount of funds we may use from net offering proceeds or borrowings to make any such distributions. We may pay distributions from the sale of assets to the extent distributions exceed our earnings or cash flows from operations. Distributions from the proceeds of the Offering or from borrowings could reduce the amount of capital we ultimately invest in our portfolio companies. As of September 30, 2016, all of the distributions paid to our stockholders constituted returns of capital.
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
The Maryland General Corporation Law (the “MGCL”), and our charter and bylaws contain certain provisions that may have the effect of discouraging, delaying or making difficult a change in control of our company or the removal of our incumbent directors. We will be covered by the Business Combination Act of the MGCL, pursuant to which certain business combinations between us and an “interested stockholder” (defined generally to include any person who beneficially owns, directly or indirectly, 10% or more of the voting power of our outstanding voting stock) or an affiliate thereof are prohibited for five years and thereafter are subject to supermajority stockholder voting requirements, to the extent that such statute is not superseded by applicable requirements of the 1940 Act. However, our Board has adopted a resolution exempting from the Business Combination Act any business combination between us and any person to the extent that such business combination receives the prior approval of our Board, including a majority of our directors who are not interested persons as defined in the 1940 Act. Under the Control Share Acquisition Act of the MGCL, “control shares” acquired in a “control share acquisition” have no voting rights except to the extent approved by a vote of stockholders entitled to cast two-thirds of the votes entitled to be cast on the matter, excluding shares owned by the acquirer, by officers or by employees who are directors of the corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions by any person of shares of our common stock. The Business Combination Act (if our Board should repeal the resolution or fail to first approve a business combination) and the Control Share Acquisition Act (if we amend our bylaws to be subject to that Act) may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer. We will not amend our bylaws to remove the current exemption from the Control Share Acquisition Act without a formal determination by our board of directors that doing so would be in the best interests of our stockholders, and without first notifying the SEC in writing.
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
Our Board has the authority to modify or waive our current operating policies, objectives or investment criteria and strategies without prior notice and without stockholder approval. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, NAV, operating results and the value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay distributions and cause investors to lose all or part of their investment. Moreover, we will have significant flexibility in investing the net proceeds of the Offering and may use the net proceeds from the Offering in ways with which investors may not agree or for purposes other than those contemplated at the time of the Offering. Finally, since our shares are not expected to be listed on a national securities exchange, investors will be limited in their ability to sell their shares in response to any changes in our investment policy, operating policies, investment criteria or strategies.
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
Financial markets have recently been affected by concerns over U.S. fiscal policy. Although the U.S. government passed legislation at the beginning of 2013 averting the so-called “fiscal cliff” (which, in the absence of such legislation, would have resulted in automatic tax increases and spending cuts at the end of 2012), significant uncertainty remains relating to the stability of U.S. fiscal and budgetary policy. This uncertainty, together with the continuing U.S. debt and budget deficit concerns, as well as recent issues relating to sovereign debt conditions in Europe, continue to contribute to the possibility of additional economic slowdowns and credit rating downgrades. The impact of U.S. fiscal uncertainty, any further downgrades to the U.S. government’s sovereign credit rating, or its perceived creditworthiness, or the impact of the recent crisis in Europe with respect to the ability of certain countries to continue to service their sovereign debt obligations, is inherently unpredictable and could adversely affect U.S. and global financial markets and economic conditions. In addition, any further downgrade of U.S. government securities by credit rating agencies, or a worsening or expansion of the recent crisis in Europe, may have an adverse impact on fixed income markets, which in turn could cause our net income to decline or have a material adverse effect on our financial condition.
If the European economic situation were to worsen, or expand to other countries within Europe, we may be subject to enhanced risk of counterparty failure as well as related problems arising from a lack of liquidity in our markets.
There can be no assurance that governmental or other measures to aid economic recovery will be effective. These developments and the government’s credit concerns in general could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, any decreased credit rating of U.S. government securities could create broader financial turmoil and uncertainty, which may exert downward pressure on the value of our shares of common stock. Continued adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.
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
We compete for investments with other alternative investment funds (including real estate and real estate-related investment funds, mezzanine funds and collateralized loan obligation (“CLO”) funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including assets of the type we intend to acquire. As a result of these new entrants, competition for investment opportunities in private real estate and real estate-related U.S. companies may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and demand more favorable investment terms and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss.
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
In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from the proceeds of the Offering or from borrowings in anticipation of future cash flow, which may constitute a return of stockholder capital and will lower investors’ tax basis in their shares. A return of capital generally is a return of each investor’s investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with the Offering, including any fees payable to Terra Income Advisors. As of September 30, 2016, all of the distributions paid to our stockholders constituted returns of capital.
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
In April 2012, President Obama signed into law the Jumpstart Our Business Startups Act (the “JOBS Act”). We are an “emerging growth company,” as defined in the JOBS Act, and are eligible to take advantage of certain exemptions from, or reduced disclosure obligations relating to, various reporting requirements that are normally applicable to public companies.
We could remain an “emerging growth company” for up to five years from the date of commencement of the Offering, or until the earliest of (i) the last day of the first fiscal year in which we have total annual gross revenue of $1 billion or more, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of our common stock held by non-affiliates exceeds $700 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months) or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.
Under the JOBS Act, emerging growth companies are not required to (i) provide an auditor’s attestation report on management’s assessment of the effectiveness of internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, (ii) comply with new requirements adopted by the Public Company Accounting Oversight Board (the “PCAOB”), which require mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor must provide additional information about the audit and the issuer’s financial statements, (iii) comply with new audit rules adopted by the PCAOB after April 5, 2012 (unless the SEC determines otherwise), (iv) provide certain disclosures relating to executive compensation generally required for larger public companies or (v) hold stockholder advisory votes on executive compensation. We have not yet made a decision as to whether to take advantage of any or all of the JOBS Act exemptions that are applicable to us. If we do take advantage of any of these exemptions, we do not know if some investors will find our common stock less attractive as a result.
Additionally, the JOBS Act provides that an “emerging growth company” may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. This means that an emerging growth company can delay adopting certain accounting standards until such standards are otherwise applicable to private companies. However, we are electing to opt out of such extended transition period, and will therefore comply with new or revised accounting standards on the applicable dates on which the adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of such extended transition period for compliance with new or revised accounting standards is irrevocable.
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
In light of recent conditions in the U.S. and global financial markets and the U.S. and global economy, legislators, the presidential administration and regulators have increased their focus on the regulation of the financial services industry. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), institutes a wide range of reforms that will have an impact on all financial institutions. Many of the requirements called for in the Dodd-Frank Act will be implemented over time, most of which will be subject to implementing regulations over the course of several years. Many of these regulations have yet to be promulgated or are only recently promulgated. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full impact such requirements will have on our business, results of operations or financial condition is unclear. The changes resulting from the Dodd-Frank Act may require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements. Failure to comply with any such laws, regulations or principles, or changes thereto, may negatively impact our business, results of operations and financial condition. While we cannot predict what effect any changes in the laws or regulations or their interpretations would have on us as a result of the Dodd-Frank Act, these changes could be materially adverse to us and our stockholders.
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
Terra Income Advisors and its affiliates receive substantial fees from us in return for their services, and these fees could influence the advice provided to us. Among other matters, the compensation arrangements could affect their judgment with respect to public offerings of equity by us, which allow the dealer manager to earn additional selling commissions, dealer manager fees and distribution fees, and Terra Income Advisors to earn increased asset management fees. In addition, the decision to utilize leverage will increase our assets and, as a result, will increase the amount of management fees payable to Terra Income Advisors.

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
Terra Income Advisors, our investment adviser, also serves as investment adviser or manager to the Terra Income Funds and Terra Property Trust, Inc., a subsidiary of Terra Income Fund 5, LLC. As a result, the members of the senior management and investment teams of Terra Income Advisors serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by the same personnel. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, including the Terra Income Funds, the fulfillment of which may not be in our best interests or in the best interest of our stockholders. Our investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles, including the Terra Income Funds. As a result, Terra Income Advisors, its employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the Terra Income Funds. Terra Income Advisors and its employees will devote only as much of its or their time to our business as Terra Income Advisors and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.
The time and resources that individuals employed by Terra Income Advisors devote to us may be diverted, and we may face additional competition due to the fact that individuals employed by Terra Income Advisors are not prohibited from raising money for or managing another entity that makes the same types of investments that we target.
Neither Terra Income Advisors nor individuals employed by it are prohibited from raising money for and managing another investment entity that makes the same types of investments as those we target. Terra Income Advisors also serves as investment adviser or manager for the Terra Income Funds and Terra Property Trust, Inc., a subsidiary of Terra Income Fund 5, LLC. As a result, the time and resources that these individuals may devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities. We also intend to co-invest with other affiliates that Terra Income Advisors manages or advise consistent with the conditions of the exemptive order granted to us.
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
We expect to borrow for investment purposes. If the value of our assets declines, we may be unable to satisfy the asset coverage test, which would prohibit us from paying distributions and could prevent us from maintaining our qualification as a RIC. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous.
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
The SEC has granted us exemptive relief from the provisions of Sections 17(d) and 57(a)(4) of the 1940 Act, thereby permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with our Co-Investment Affiliates. However, we will be prohibited from engaging in certain transactions with our affiliates even under the terms of this exemptive order. We believe the relief granted to us under this exemptive order may not only enhance our ability to further our investment objectives and strategies, but may also increase favorable investment opportunities for us, in part by allowing us to participate in larger investments, together with our Co-Investment Affiliates, than would be available to us in the absence of such relief.
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
CMBS are generally securities backed by obligations (including certificates of participation in obligations) that are principally secured by mortgages on real property or interests therein having a commercial or multi-family use, such as regional malls, other retail space, office buildings, industrial or warehouse properties, hotels, apartment buildings, nursing homes and senior living centers, and may include, without limitation, CMBS conduit securities, CMBS credit tenant lease securities and CMBS large loan securities. We may invest in a variety of CMBS, including CMBS which are subject to the first risk of loss if any losses are realized on the underlying mortgage loans. CMBS entitle the holders thereof to receive payments that depend primarily on the cash flow from a specified pool of commercial or multi-family mortgage loans. Consequently, CMBS will be affected by payments, defaults, delinquencies and losses on the underlying commercial real estate-related loans, which began to increase significantly toward the end of 2008 and are expected to continue to increase. Furthermore, a weakening rental market generally, including reduced occupancy rates and reduced market rental rates, could reduce cash flow from the loan pools underlying our CMBS investments.
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
As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 200%. If this ratio declines below 200%, we cannot incur additional debt, declare any dividends, make any distributions or repurchase any stock, and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations, and may cause us to be unable to make distributions. The amount of leverage that we employ will depend on Terra Income Advisors’ and our Board’s assessment of market and other factors at the time of any proposed borrowing.
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
Since we intend to use debt to finance investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates when we have debt outstanding, our cost of funds will increase, which could reduce our net investment income. We expect that any long-term fixed rate investments we acquire will be financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to purchase or develop such expertise.

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
We will be subject to corporate-level income tax if we are unable to maintain our qualification as a RIC under Subchapter M of the Code.
To maintain our qualification for RIC tax treatment under Subchapter M of the Code, we must meet the following annual distribution, income source and asset diversification requirements.

•
The annual distribution requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Because we may use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act and may in the future become subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to maintain our qualification for RIC tax treatment and thus become subject to corporate-level income tax.

•	The income source requirement will be satisfied if we derive at least 90% of our income for each year from dividends, interest, gains from the sale of stock or securities and certain other sources.

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
If we fail to maintain our qualification for RIC tax treatment for any reason, we will be subject to corporate income tax on our taxable income. The resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.
The preferred equity investments we intend to make may make us unable to maintain our qualification as a RIC under subchapter M of the Code.
Part of our investment strategy involves investments in preferred limited liability company membership interests or partnership interests that own commercial real estate and generally finance the acquisition, rehabilitation, or construction of commercial real estate. In order to qualify as a RIC for federal income tax purposes, we must derive at least 90% of our gross income from dividends, interest, payment with respect to certain securities or foreign currencies, and certain other sources. Additionally, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities from other RICs, and other securities that do not represent 10% of the voting securities of any one issuer or more than 5% of the value of our assets. We intend to make preferred equity investments and treat them as loans for federal income tax purposes. If the preferred equity investments we make are in the form of an equity interest in a limited liability company or a partnership and such investments are treated as partnership interests for federal income tax purposes, rather than as loans, then any income derived from such investments will not be qualifying income for purposes of the RIC gross income test, and the investment will not be a qualifying asset for purposes of the RIC 50% asset test. If we are unable to maintain our qualification as a RIC for federal income tax purposes, we will be subject to corporate-level income tax, and each investor’s investment in us would be adversely impacted.
We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.
For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with payment-in-kind (“PIK”) interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discounts and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes. Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to qualify for and maintain RIC tax treatment under Subchapter M of the Code. We may have to sell some of our investments at times or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to maintain our qualification for RIC tax treatment and thus become subject to corporate-level income tax.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
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
Item 4. Mine Safety Disclosures.
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
There is currently no market for our common stock, and we do not expect that a market for our shares will develop in the foreseeable future. No stock has been authorized for issuance under any equity compensation plans. Under Maryland law, our stockholders generally will not be personally liable for our debts or obligations.
Set forth below is a chart describing the classes of our securities outstanding as of September 30, 2016:

(1) Title of Class	(2) Amount Authorized	(3) Amount Held by Us or for Our Account	(4) Amount Outstanding Exclusive of Amount Under Column(3)
Common Stock	450,000,000	—	4,222,358
As of September 30, 2016, we had issued 4,142,820 shares of common stock for gross proceeds of approximately $51.2 million, excluding shares pursuant to our DRIP. As of September 30, 2016, we had 1,242 record holders of our common stock.
Distributions
We declared our first distribution on June 24, 2015 and have declared and paid cash distributions on a monthly basis since such time.
We have elected to be taxed as a RIC under Subchapter M of the Code. To maintain our RIC qualification, we must, among other things, distribute at least 90% of our net ordinary income and net short-term capital gain in excess of net long-term capital loss, if any, to our stockholders. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute, or be deemed to distribute, during each calendar year an amount at least equal to the sum of: (i) 98% of our net ordinary income for the calendar year; (ii) 98.2% of our capital gain in excess of capital loss for the calendar year; and (iii) any net ordinary income and net capital gain for preceding years that were not distributed during such years and on which we paid no U.S. federal income tax. We can offer no assurance that we will achieve results that will permit the payment of any distributions and, if we issue senior securities, we will be prohibited from paying distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.
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

Dividends and distributions to our stockholders are recorded as of the record date. We declared our first distribution on June 24, 2015 and have declared and paid cash distributions on a monthly basis since such time. The following table lists the monthly distributions per share from our common stock since June 24, 2015:

Record Date	Payment Date	Per Share Per Day	Distributions Paid in Cash	Distributions Paid through the DRIP	Total Distributions Paid/Accrued
Year Ended September 30, 2016
October 20, 2015	October 31, 2015	$0.002740	$56,467	$27,330	$83,797
November 20, 2015	November 30, 2015	0.002740	66,042	37,026	103,068
December 20, 2015	December 31, 2015	0.002740	85,246	49,294	134,540
January 20, 2016	January 31, 2016	0.002733	104,209	61,892	166,101
February 20, 2016	February 29, 2016	0.002733	109,923	66,508	176,431
March 20, 2016	March 31, 2016	0.002733	122,410	74,913	197,323
April 20, 2016	April 30, 2016	0.002733	120,402	71,051	191,453
May 20, 2016	May 31, 2016	0.002733	137,203	80,646	217,849
June 20, 2016	June 30, 2016	0.002733	164,498	96,964	261,462
July 20, 2016	July 31, 2016	0.002733	186,208	112,114	298,322
August 20, 2016	August 31, 2016	0.002733	201,876	116,537	318,413
September 20, 2016	September 30, 2016	0.002733	209,254	116,629	325,883
			$1,563,738	$910,904	$2,474,642

Record Date	Payment Date	Per Share Per Day	Distributions Paid in Cash	Distributions Paid through the DRIP	Total Distributions Paid/Accrued
Year Ended September 30, 2015
July 20, 2015	July 31, 2015	$0.002740	$21,319	$4,764	$26,083
August 24, 2015	August 31, 2015	0.002740	27,463	8,554	36,017
September 24, 2015	September 30, 2015	0.002740	42,757	20,283	63,040
			$91,539	$33,601	$125,140
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
Issuer Purchases of Equity Securities
None.

Item 6. Selected Financial Data.
The following selected financial data as of and for the year ended September 30, 2016 is derived from our financial statements which have been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report. The following selected financial data as of and for the years ended September 30, 2015 and 2014, is derived from our financial statements which have been audited by BDO USA, LLP, our predecessor auditor. The data should be read in conjunction with our financial statements and notes thereto and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Years Ended September 30,
	2016	2015	2014
Statement of operations data:
Total investment income	$3,016,699	$66,822	$—
Base management fees	552,011	30,058	—
Incentive fees on capital gains (1)	27,928	—	—
All other expenses	5,469,315	1,720,870	32,676
Total operating expenses	6,049,254	1,750,928	32,676
Less: Expense reimbursement from Adviser	(576,755)	(1,690,300)	—
Net Operating Expenses	5,472,499	60,628	32,676
Net investment (loss) income	(2,455,800)	6,194	(32,676)
Net increase in unrealized appreciation on investments and obligations under participation agreements	139,640	—	—
Net (decrease) increase in net assets resulting from operations	$(2,316,160)	$6,194	$(32,676)
Per share data (2):
Net asset value	$10.06	$10.97	N/A
Net investment (loss) income	$(0.99)	$0.01	N/A
Net (decrease) increase in net assets resulting from operations	$(0.93)	$0.01	N/A
Distributions declared	$1.00	$0.27	N/A
Balance sheet data at period end:
Investments, at fair value	$26,723,922	$—	$—
Investment through participation, at fair value	2,022,814	2,000,000	—
Cash and cash equivalents	31,634,296	8,248,797	125,000
Cash, restricted	836,434	—	—
Other assets	914,757	1,090,355	573,193
Total assets	62,132,223	11,339,152	698,193
Obligations under participation agreements, at fair value	14,560,606	—	—
Distribution fee payable	2,191,734	—	—
Due to Adviser, net	1,498,808	608,423	—
Interest reserve and other deposits held on investments	836,434	—	—
Other liabilities	569,893	569,657	605,869
Total liabilities	19,657,475	1,178,080	605,869
Total net assets	42,474,748	10,161,072	92,324
Other data:
Weighted average annualized effective yield at year end (3)	13.27%	12.00%	N/A
Number of portfolio company investments at year end	5	1	N/A
Purchases of investments for the year	$26,299,670	$2,000,000	N/A
Proceeds from obligations under participation agreements	$14,300,000	$—	N/A
Principal payments and sales of investments for the year	$—	$—	N/A
_______________

(1)
Incentive fees on capital gains are based on 20% of net unrealized capital gains of $139,640. No incentive fees on capital gains are actually payable by us with respect to unrealized gains unless and until those gains are actually realized.

(2)
Per share data is only presented for periods subsequent to June 24, 2015, the date the Minimum Offering Requirement was met. The per share data for the year ended September 30, 2015 is based on shares outstanding from June 24, 2015 through September 30, 2015.

(3)	The weighted average annualized effective yield at period end is based upon the par value of our debt investments.
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
Please see Item 1A “Risk Factors” and “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.
Overview
We were incorporated under the general corporation laws of the State of Maryland on May 15, 2013 and commenced operations on June 24, 2015, upon the raising of gross proceeds in excess of the Minimum Offering Requirement. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act, and have elected to be taxed for federal income tax purposes, beginning with our taxable year ended September 30, 2015, and to qualify annually thereafter, as a RIC under Subchapter M of the Code. Prior to satisfying the Minimum Offering Requirement, we have no operations except for matters relating to our organization and registration.
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
Our primary investment objectives are to pay attractive and stable cash distributions and to preserve, protect and return capital contributions to stockholders. Our investment strategy is to use substantially all of the proceeds of the Offering to originate and manage a diversified portfolio consisting of (i) commercial real estate loans to U.S. companies qualifying as “eligible portfolio companies” under the 1940 Act, including mezzanine loans, first and second lien mortgage loans, subordinated mortgage loans, bridge loans and other commercial real estate-related loans related to or secured by high quality commercial real estate in the United States and (ii) preferred equity real estate investments in U.S. companies qualifying as “eligible portfolio companies” under the 1940 Act. We may also purchase select commercial real estate-related debt securities, such as commercial mortgage-backed securities or collateralized debt obligations; provided, however, that we will select all investments after considering our ability to qualify to be taxed as a RIC.
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
Revenues
We generate revenue primarily in the form of interest on the debt securities that we hold. We make debt investments that bear interest at fixed and floating rates. Interest on debt securities is generally payable monthly. The principal amount of the debt securities and any accrued but unpaid interest generally become due at the maturity date. In addition, we may generate revenue in the form of exit fees payable upon repayment of the loans we hold, origination fees for loans we originate, commitment and other fees in connection with transactions. We record prepayment premiums on loans and debt securities as interest income. Preferred returns earned on any preferred equity investments, if any, is recognized on an accrual basis to the extent that we expect to collect such amounts.
Expenses
Our primary operating expenses include interest expense from obligations under participation agreements, amortization of deferred offering costs, professional fees, marketing expenses, payment of adviser fees and reimbursement of expenses to Terra Income Advisors and other expenses necessary for our operations. We bear other expenses, which include, among other things:

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

We reimburse Terra Income Advisors for expenses necessary to perform services related to our administration and operation. The amount of this reimbursement is set at the lesser of (i) Terra Income Advisors’ actual costs incurred in providing such services and (ii) the amount that the Board, including a majority of our independent directors, estimates we would be required to pay alternative service providers for comparable services in the same geographic location. Terra Income Advisors is required to allocate the cost of such services to us based on objective factors, such as total assets, revenues, time allocations and/or other reasonable metrics. The Board then assesses the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party providers known to be available. In addition, the Board considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Board compares the total amount paid to Terra Income Advisors for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs. We do not reimburse Terra Income Advisors for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of Terra Income Advisors.

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

	September 30, 2016
	Gross Investments		Transfers Treated as Obligations Under Participation Agreements		Net Investments
	Principal	Fair Value	Principal	Fair Value	Principal	Fair Value
QPT 24th Street Mezz, LLC	$15,250,568	$15,250,567	$12,708,034	$12,708,034	$2,542,534	$2,542,533
KOP Hotel XXXI Mezz, LP.	5,800,000	5,969,398	1,800,000	1,852,572	4,000,000	4,116,826
GAHC3 Lakeview IN Medical Plaza, LLC	3,074,671	3,074,671	—	—	3,074,671	3,074,671
Hertz Clinton One Mezzanine, LLC	2,500,000	2,429,286	—	—	2,500,000	2,429,286
TSG-Parcel 1, LLC	2,000,000	2,022,814	—	—	2,000,000	2,022,814
	$28,625,239	$28,746,736	$14,508,034	$14,560,606	$14,117,205	$14,186,130

	September 30, 2015
	Gross Investments		Transfers Treated as Obligations Under Participation Agreements		Net Investments
	Principal	Fair Value	Principal	Fair Value	Principal	Fair Value
TSG-Parcel 1, LLC	$2,000,000	$2,000,000	$—	$—	$2,000,000	$2,000,000
	$2,000,000	$2,000,000	$—	$—	$2,000,000	$2,000,000
Portfolio Investment Activity
For the year ended September 30, 2016, we invested approximately $26.4 million in four new loans and had no exits or repayments, resulting in net gross investments made of approximately $26.4 million for the period.
For the year end September 30, 2015, we made a $2.0 million investment through a participation interest in a portfolio company and had no exits or repayments, resulting in a net gross investment of approximately $2.0 million for the period.
Our portfolio composition, based on fair value at September 30, 2016 and 2015, was as follows:

	September 30, 2016		September 30, 2015
	Percentage of Total Portfolio	Weighted Average Yield (1)	Percentage of Total Portfolio	Weighted Average Yield (1)
Loans	93.0%	13.4%	—%	—%
Loan through participation interest	7.0%	12.0%	100.0%	12.0%
Total	100.0%	13.3%	100.0%	12.0%
_______________

(1)	Based upon the par value of our debt investments.

The following table shows the portfolio composition by property type grouping based on fair value at September 30, 2016 and 2015:

	September 30, 2016		September 30, 2015
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Land	$17,273,381	60.1%	$2,000,000	100.0%
Hotel	5,969,398	20.8%	—	—%
Office	5,503,957	19.1%	—	—%
Total	$28,746,736	100.0%	$2,000,000	100.0%

The following table presents the fair value measurements at September 30, 2016 and 2015:

	September 30, 2016		September 30, 2015
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Loans	$26,723,922	93.0%	$—	—%
Loans through participation interest	2,022,814	7.0%	2,000,000	100.0%
Total	$28,746,736	100.0%	$2,000,000	100.0%

Obligations under Participation Agreements

We may enter into participation agreements with related and unrelated parties, primarily other affiliated funds of our sponsor. The purpose of the participation agreements is to allow us and an affiliate to originate a specified investment when, individually, we do not have the liquidity to do so or to achieve a certain level of portfolio diversification. We may transfer portions of our investments to other participants or we may be a participant to an investment held by another entity.

Certain partial loan sales do not qualify for sale accounting under Accounting Standard Codification (“ASC”) Topic 860 –
Transfers and Servicing (“ASC Topic 860”) because these sales do not meet the definition of a “participating interest,” as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain as an investment on the accompanying statements of assets and liabilities and the portion transferred is recorded as obligations under participation agreements in the liabilities section of the statements of assets and liabilities.

As of September 30, 2016, obligations under participation agreements at fair value totaled approximately $14.6 million and the fair value of the loans that are associated with these obligations under participation agreements was approximately $21.2 million. As of September 30, 2015, we did not have any obligations under participation agreements. For the year ended September 30, 2016, there were no repayments on obligations under participation agreements. The weighted average interest rate on our obligations under participation agreements was approximately 13.9% as of September 30, 2016.
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

Operating results for the years ended September 30, 2016, 2015 and 2014 were as follows:

	Years Ended September 30,
	2016	2015	2014
Total investment income	$3,016,699	$66,822	$—
Total operating expenses	6,049,254	1,750,928	32,676
Less: Expense reimbursement from Adviser	(576,755)	(1,690,300)	—
Net operating expenses	5,472,499	60,628	32,676
Net investment (loss) income	(2,455,800)	6,194	(32,676)
Net increase in unrealized appreciation on investments	192,212	—	—
Net increase in unrealized appreciation on obligations under participation agreements	(52,572)	—	—
Net (decrease) increase in net assets resulting from operations	$(2,316,160)	$6,194	$(32,676)
Investment Income
For the year ended September 30, 2016, total investment income was approximately $3.0 million and was attributable to five loans made for approximately $28.6 million with a weighted average annual interest rate of 13.3% as of September 30, 2016. For the year ended September 30, 2015, total investment income was approximately $0.1 million and was attributable to a loan made for approximately $2.0 million with an annualized interest rate of 12.0%. There was no investment income for the year ended September 30, 2014. The increase in total investment income for both the years ended September 30, 2016 and 2015 over the same period in the respective prior year was primarily due to our commencement of operations on of June 24, 2015.
Operating Expenses
The composition of our operating expenses for the years ended September 30, 2016, 2015 and 2014 were as follows:

	Years Ended September 30,
	2016	2015	2014
Interest expense from obligations under participation agreements	$1,598,976	$—	$—
Amortization of deferred offering costs	1,312,811	383,182	—
Professional fees	981,038	378,192	—
Marketing expenses	876,877	596,865	—
Base management fees	552,011	30,058	—
Operating expense reimbursement to Adviser	318,550	17,753	—
Insurance expense	219,715	127,630	—
Directors’ fees	123,125	74,250	—
Incentive fees on capital gains	27,928	—	—
General and administrative expenses	38,223	12,534	—
Organization expenses	—	130,464	32,676
Total operating expenses	6,049,254	1,750,928	32,676
Less: Expense reimbursement from Adviser	(576,755)	(1,690,300)	—
Net operating expenses	$5,472,499	$60,628	$32,676

Our primary operating expenses include interest expense from obligations under participation agreements, amortization of deferred offering costs, professional fees, marketing expenses, which include the costs of educational and training seminars and other marketing related expenses, base management fees, operating expense reimbursement to Adviser, insurance expense and directors’ fees. Operating expense reimbursement to Adviser include reimbursements to Terra Income Advisors for operating expenses incurred in connection with administrative services provided to us, including compensation to administrative personnel.

For the year ended September 30, 2016, total operating expenses was approximately $6.0 million, compared to approximately $1.8 million for the year ended September 30, 2015 and approximately $0.03 million for the year ended September 30, 2014. The increase in total operating expense for both the years ended September 30, 2016 and 2015 over the same period in the respective prior year was primarily due to our commencement of operations on June 24, 2015. In addition, for the year ended September 30,

2016, we transferred a portion of two investments to an affiliated fund which resulted in total interest expense from obligations under participation agreements of approximately $1.6 million.
Expense Support and Reimbursement Agreement
On June 30, 2015, we entered into an expense support agreement (the “Expense Support Agreement”) with Terra Income Advisors, whereby Terra Income Advisors may pay up to 100% of our costs and expenses for any period since inception, including all fees payable to the advisor pursuant to the Investment Advisory Agreement, until we and Terra Income Advisors mutually agree otherwise. This payment (the “Expense Support Payment”) for any month shall be paid by Terra Income Advisors to us in any combination of cash or other immediately available funds, and/or offsets against amounts due from us to Terra Income Advisors. The purpose of the Expense Support Payment is to reduce offering and operating expenses until we have achieved economies of scale sufficient to ensure that we are able to bear a reasonable level of expense in relation to investment income. Operating expenses subject to the Expense Support Agreement include expenses as determined by U.S. generally accepted accounting principles (“U.S. GAAP”), including, without limitation, fees payable to Terra Income Advisors and interest on indebtedness for such period, if any.
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
For the years ended September 30, 2016 and 2015, we recognized expense reimbursements made by Terra Income Advisors of approximately $0.6 million and $1.7 million, respectively, which are included in the statements of operations. For the year ended September 30, 2014, we did not record any expense reimbursement payments.
Net Increase in Unrealized Appreciation on Investments and Obligations under Participation Agreements
Net increase in unrealized appreciation on investments and obligations under participation agreements reflects the change in our portfolio investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses, when gains or losses are realized. Valuation of our portfolio investments fluctuates over time, reflecting changes in the market yields for loans and debt investments, and any associated premium or discount will be amortized down or accreted up to par value as each investment approaches maturity.
For the year ended September 30, 2016, net increase in unrealized appreciation on investments was approximately $0.2 million and net increase in unrealized appreciation on obligations under participation agreements was approximately $0.1 million. For the years ended September 30, 2015 and 2014, there was no change in unrealized appreciation on our investments or obligations under participation agreements. The net increase in unrealized appreciation on our investments and obligations under participation agreements for the year ended September 30, 2016 was primarily due to our commencement of operations on June 24, 2015, which increased our investments in the portfolio for the year ended September 30, 2016 as compared to the prior year.
Net (Decrease) Increase in Net Assets Resulting from Operations
For the years ended September 30, 2016, 2015 and 2014, we recorded a net (decrease) increase in net assets resulting from operations of approximately $(2.3) million, $0.01 million and $(0.03) million, respectively. Based on the weighted average shares of common stock outstanding for the year ended September 30, 2016 and from June 24, 2015, the commencement of operations, to September 30, 2015, our per share net (decrease) increase in net assets resulting from operations was $(0.93) and $0.01, respectively.
Capital Contribution from Terra Capital Partners
Pursuant to an initial capitalization and subsequent private placement, Terra Capital Partners had purchased an aggregate of $175,000 of shares of our common stock at $11.25 per share, which price represented the initial public offering price of $12.50 per share, net of selling commissions, broker-dealer fees and dealer manager fees. On February 25, 2015, the Board determined to change the initial offering price from $10.00 per share to $12.50 per share. As a result, on February 26, 2015, we effected a reverse stock split to account for the change in our offering price since the initial investment by Terra Capital Partners. As such, all share references and equity transaction pricing elsewhere reflect this reverse stock split. On May 1, 2015, Terra Capital Partners also purchased an additional $275,000 of shares of our common stock from the Offering at $11.25 per share, also net of selling commissions, broker-dealer fees and dealer manager fees from the current offering price of $12.50 per share. As a result, gross offering proceeds of $450,000 are immediately available to us. The gross offering proceeds from Terra Capital Partners’ capital contributions have been included for purposes of determining our satisfaction of the Minimum Offering Requirement.
Financial Condition, Liquidity and Capital Resources
We currently generate cash primarily from the net proceeds of the Offering and from cash flows from interest, dividends and fees earned from our investments and principal repayments and proceeds from sales of our investments. Our primary use of cash is for our targeted investments, payments of our expenses and cash distributions to our stockholders. We sell our shares on a continuous basis at a per share price of $12.50. However, to the extent that our NAV per share increases to an amount greater than our net proceeds as stated in our prospectus dated April 27, 2016, we will sell at a price necessary to ensure that our shares are not sold at a price, after deduction of selling commissions, broker-dealer fees and dealer manager fees, that is below NAV per share. On November 11, 2015, and effective as December 1, 2015, the Board approved a change to a certain aspect of our share pricing policy such that, once we have raised gross offering proceeds in excess of $125 million, or prior to then in the sole discretion of our Board, in the event of a material decline in our NAV per share, which we consider to be a 2.5% decrease below our then-current net offering price, we will reduce our offering price to establish a new net offering price not more than 2.5% above our NAV per share.
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
Cash Flows for the Year Ended September 30, 2016
Operating Activities — For the year ended September 30, 2016, net cash used in operating activities was approximately $13.4 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and sales of portfolio investments, among other factors. Cash flows used in operating activities for the year ended September 30, 2016 were primarily purchases of investments totaling approximately $26.3 million, partially offset by net proceeds from obligations under participation agreements of approximately $14.3 million.
Financing Activities — Net cash provided by financing activities was approximately $36.8 million for the year ended September 30, 2016, primarily related to proceeds from the issuance of common stock of approximately $39.9 million and reimbursement of approximately $1.3 million from Terra Capital Markets for commissions and dealer manager fees we paid related to shares sold prior to February 20, 2016 (see “Contractual Obligations” below), partially offset by payments of selling commissions, dealer manager fees and distribution fees of approximately $2.8 million and distributions paid to shareholders of approximately $1.6 million.
Cash Flows for the Year Ended September 30, 2015
Operating Activities — For the year ended September 30, 2015, net cash used in operating activities was approximately $2.0 million, primarily due to a purchase of an investment for approximately $2.0 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and sales of portfolio investments, among other factors.
Financing Activities — Cash flows provided by financing activities was approximately $10.1 million for the year ended September 30, 2015, primarily related to proceeds from issuance of common stock of approximately $11.2 million, partially offset by payments of selling commissions and dealer manager fees of approximately $0.9 million and distributions paid to shareholders of approximately $0.1 million.

Cash Flows for the Year Ended September 30, 2014
Financing Activities — Cash flows provided by financing activities was approximately $0.1 million for the year ended September 30, 2014, representing Terra Capital Partners’ initial capital contribution to us.
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
Valuation of Obligations under Participation Agreements
We have elected the fair value option under ASC Topic 825 — Financial Instruments relating to accounting for debt obligations at their fair value for obligations under participation agreements which arose due to partial loan sales which did not meet the criteria for sale treatment under ASC Topic 860. We employ the yield approach valuation methodology used for the real-estate related loan investments on our obligations under participation agreements. As of September 30, 2016, obligations under participation agreements at fair value totaled approximately $14.6 million and the fair value of the loans that are associated with these obligations under participation agreements is approximately $21.2 million. For the year ended September 30, 2016, there were no repayments on obligations under participation agreements. The weighted average interest rate on our obligations under participation agreements was approximately 13.9% as of September 30, 2016.
Revenue Recognition
Security transactions are accounted for on their trade date. We record interest income on an accrual basis to the extent that we expect to collect such amounts. We do not accrue as a receivable interest or dividends on loans and securities if there is reason to doubt the collectability of such income. Loan origination fees, original issue discount and market discount are capitalized and such amounts are amortized into interest income as a yield adjustment using the effective interest method over the respective term of the loan. Upon the prepayment of a loan or security, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and securities as interest income when we receive such amounts.
Organization Costs
Organization costs include, among other things, the cost of incorporating, including the cost of legal services and other fees pertaining to our organization. These costs are expensed as incurred. For the period from May 15, 2013 (inception) to September 30, 2016, we incurred cumulative organization costs totaling approximately $0.2 million, which were paid on behalf of us by Terra Income Advisors and have been recorded as a payable to it. For the years ended September 30, 2015 and 2014, we incurred approximately $0.1 million and $0.03 million of organization costs, respectively. We did not incur any organization costs for the year ended September 30, 2016.
Offering Costs
Our offering costs include, among other things, legal and printing costs pertaining to preparation of the initial registration statement and prospectus and registration fees relating to the Offering. All offering costs incurred during the offering period are recorded as deferred charge and amortized over twelve months from the date the cost is incurred, with the exception of those costs that were incurred prior to the commencement of operations on June 24, 2015, which were amortized over a twelve month period from that date forward. For the period from our inception on May 15, 2013 to September 30, 2016, we incurred cumulative offering costs totaling approximately $2.2 million. For the years ended September 30, 2016 and 2015, we recorded approximately $1.3 million and $0.4 million of amortization of deferred offering costs, respectively.
Incentive Fee on Capital Gains
Pursuant to the terms of the Investment Advisory Agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement). This fee equals 20.0% of our incentive fee on capital gains, which equals the realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, we accrue (but do not pay) for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period. While the Investment Advisory Agreement neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute of Certified Public Accountants Technical Practice Aid for investment companies, we accrue for this incentive fee to include unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to Terra Income Advisors if our entire portfolio were liquidated at its fair value as of the balance sheet date even though Terra Income Advisors is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.
Federal Income Taxes
We have elected to be taxed for federal income tax purposes, and to qualify annually, as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level federal income taxes on any ordinary income or capital gains that we distribute to our stockholders from our earnings and profits as determined for federal income tax purposes. To obtain and maintain our RIC tax treatment, we must, among other things, meet specified source-of-income and asset diversification requirements and distribute annually at least 90.0% of our ordinary net income and realized net short-term capital gains in excess of realized net long-term capital losses, if any.
Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the statement of operations. For the years ended September 30, 2016, 2015 and 2014, we did not incur any interest or penalties.
Contractual Obligations
We have entered into certain contracts under which we have material future commitments. On April 20, 2015, we entered into the Investment Advisory Agreement with Terra Income Advisors in accordance with the 1940 Act. The Investment Advisory Agreement became effective on June 24, 2015, the date that we met the Minimum Offering Requirement. Terra Income Advisors serves as our investment adviser in accordance with the terms of the Investment Advisory Agreement. Payments under the Investment Advisory Agreement in each reporting period will consist of (i) a base management fee equal to a percentage of the value of our average gross assets and (ii) an incentive fee based on our performance. Terra Income Advisors will be reimbursed for allocated administrative expenses incurred on our behalf. For the year ended September 30, 2016 and for the period from our commencement of operations on June 24, 2015 through September 30, 2015, we incurred approximately $0.6 million and $0.03 million, respectively, in base management fees under the Investment Advisory Agreement. For the year ended September 30, 2016, we accrued incentive fees on capital gains of approximately $0.03 million, based on net unrealized capital gains of approximately $0.1 million. No incentive fees on capital gains are actually payable by us with respect to unrealized gains unless and until those gains are actually realized. There were no such fees for the year ended September 30, 2015.
On April 20, 2015, we entered into a dealer manager agreement (the “Dealer Manager Agreement”) with Terra Capital Markets, an affiliate of Terra Income Advisors, to serve as the dealer manager of the Offering. As dealer manager, Terra Capital Markets is responsible for marketing our shares being offered pursuant to the Offering. In this role, it will manage a group of selling dealers, including other unaffiliated broker-dealers who enter into Selected Dealer Arrangements with Terra Capital Markets. Terra Capital Markets received selling commissions, dealer manager fees and broker-dealer fees of 6.0%, 3.0% and 1.0%, respectively, of gross proceeds from the Offering, all or a portion of which may be re-allowed to selected broker-dealers for marketing and expenses.
On April 19, 2016, the Board approved an amended and restated dealer manager agreement (the “Amended Dealer Manager Agreement”), which we adopted on April 27, 2016. Under the terms of the Amended Dealer Manager Agreement, Terra Capital Markets receives selling commissions, dealer manager fees and broker-dealer fees of 3.0%, 1.5% and 1.0%, respectively, of gross proceeds from the Offering, all or a portion of which may be re-allowed to selected broker-dealers for marketing and expenses. In addition, Terra Capital Markets receives a distribution fee at an annual rate of 1.125% of gross offering proceeds, excluding shares sold through the distribution reinvestment plan, all or a portion of which may be re-allowed to selected broker-dealers for services performed in connection with the distribution of our shares. The distribution fee is payable annually with respect to each share sold in the primary offering on the first, second, third, and fourth anniversaries of the month of purchase. In connection with the adoption of the Amended Dealer Manager Agreement, Terra Capital Markets reimbursed us approximately $1.3 million for selling commissions and dealer manager fees we paid related to the shares sold on and prior to February 20, 2016, the last shareholder admittance date prior to the adoption of the Amended Dealer Manager Agreement. The reimbursement amount will be paid back to Terra Capital Markets on the first, second, third and fourth anniversaries of the months of purchase.
For the years ended September 30, 2016 and 2015, we incurred approximately $3.6 million and $1.0 million, respectively, of broker-dealer commissions and fees and, of this amount, approximately $2.5 million and $0.7 million, respectively, were re-allowed to selected broker-dealers. As of September 30, 2016, total distribution fee payable was approximately $2.2 million, as reflected on the statements of assets and liabilities. The following table reflects the payment schedule of the distribution fee payable:

	Payments Due by Period as of September 30, 2016
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Distribution fee payable	$2,191,734	$580,438	$1,160,876	$450,420	$—
During the year ended September 30, 2016, we purchased a B-Note that provides for a total lending commitment of approximately $3.5 million. As of September 30, 2016, the unfunded commitment on this investment was approximately $0.4 million. We expect to fund this commitment in the next year.
Off-Balance Sheet Arrangements
Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any off-balance sheet financings or liabilities.
Recently Issued Accounting Standards
In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The amendments provide a definition of the term “substantial doubt” and include principles for considering the mitigating effect of management’s plans. The amendments also require an evaluation every reporting period, including interim periods for a period of one year after the date that the financial statements are issued (or available to be issued), and certain disclosures when substantial doubt is alleviated or not alleviated. The amendments in this update are effective for reporting periods ending after December 15, 2016. We elected to early adopt ASU 2014-15 beginning October 1, 2015. The adoption of ASU 2014-15 did not have a material impact on our financial statements and disclosures.
In February 2015, the FASB issued ASU 2015-02, Consolidation (ASC Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 significantly changes the consolidation analysis required under U.S. GAAP and ends the deferral granted to investment companies from applying the variable interest entity guidance. ASU 2015-02 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015 and early adoption is permitted. We elected to early adopt ASU 2015-02 beginning October 1, 2015. The adoption of ASU 2015-02 did not have a material impact on our financial statements and disclosures.
In April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. ASU 2015-03 is effective for fiscal years that begin after December 15, 2015 and early adoption is permitted. We elected to early adopt ASU 2015-03 beginning October 1, 2015. The adoption of ASU 2015-03 did not have a material impact on our financial statements and disclosures.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 retains many current requirements for the classification and measurement of financial instruments; however, it significantly revises an entity’s accounting related to (i) the classification and measurement of investments in equity securities and (ii) the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments. This guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is not permitted for public business entities. We are currently evaluating the impact these changes will have on our financial statements and disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, a consensus of the FASB’s Emerging Issues Task Force (“ASU 2016-15”).  ASU 2016-15 provides guidance on how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method. We are currently evaluating the impact these changes will have on our financial statements and disclosures.
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
The incentive fee consists of two parts. The first part, which we refer to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears based upon our “pre-incentive fee net investment income” for the immediately preceding quarter. The subordinated incentive fee on income is subject to a quarterly hurdle rate, expressed as a rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 2.0% (8.0% annualized), subject to a “catch-up” feature. For this purpose, “pre-incentive fee net investment income” means interest income, dividend income and any other income (including any other fees, other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses reimbursed to Terra Income Advisors under the Investment Advisory Agreement and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The calculation of the subordinated incentive fee on income for each quarter is as follows:

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

The second part of the incentive fee, which we refer to as the incentive fee on capital gains, is an incentive fee on capital gains earned on liquidated investments from the portfolio and is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee equals 20.0% of our incentive fee on capital gains, which equals our realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, we accrue (but do not pay) for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.
We reimburse Terra Income Advisors for expenses necessary to perform services related to our administration and operation. The amount of this reimbursement is set at the lesser of (i) Terra Income Advisors’ actual costs incurred in providing such services and (ii) the amount that the Board, including a majority of our independent directors, estimates we would be required to pay alternative service providers for comparable services in the same geographic location. Terra Income Advisors is required to allocate the cost of such services to us based on objective factors such as total assets, revenues, time allocations and/or other reasonable metrics. The Board then assesses the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party providers known to be available. In addition, the Board considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Board compares the total amount paid to Terra Income Advisors for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs. We do not reimburse Terra Income Advisors for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of Terra Income Advisors.
Terra Income Advisors has funded our offering costs and organization costs. Organization expenses are expensed on our statement of operations. All offering costs incurred during the offering period are recorded as deferred charge and amortized over twelve months from the date the cost is incurred, with the exception of those costs that were incurred prior to the commencement of operations on June 24, 2015, which are being amortized over a twelve month period from that date forward. Terra Income Advisors is responsible for the payment of our cumulative organization and offering expenses to the extent such expenses exceed 1.5% of the gross proceeds from the Offering, without recourse against or reimbursement by us. As a result, Terra Income Advisors will bear all organization and offering expenses in excess of 1.5% of the gross proceeds from the Offering. Through September 30, 2016, we believe that it is highly likely that we will raise sufficient funds to reimburse Terra Income Advisors in full for all cumulative organization and offering expenses incurred to date and has accrued those expenses and costs. As of September 30, 2016 and 2015, Terra Income Advisors funded offering costs and organization costs in the amount of approximately $2.4 million and $1.7 million, respectively. The unreimbursed amount in excess of the 1.5% threshold was approximately $1.6 million and $1.5 million as of September 30, 2016 and 2015, respectively, and is included in Due to Adviser, net on the statements of assets and liabilities. For the years ended September 30, 2016 and 2015, we made reimbursement payments of approximately $0.1 million and $0.2 million, respectively, to Terra Income Advisors for offering costs incurred on our behalf.
Under the Dealer Manager Agreement, Terra Capital Markets is entitled to receive selling commissions, broker-dealer fees and dealer manager fees in connection with the sale of shares of common stock in the Offering, all or a portion of which may be re-allowed to selected broker-dealers. On April 27, 2016, we adopted the Amended Dealer Manager Agreement to change the terms of the underwriting compensation For the years ended September 30, 2016 and 2015, we incurred approximately $3.6 million and $1.0 million, respectively, of broker-dealer commissions and fees and, of this amount, approximately $2.5 million and $0.7 million, respectively, were re-allowed to selected broker-dealers. As of September 30, 2016, total distribution fee payable was approximately $2.2 million, as reflected on the statements of assets and liabilities.
Pursuant to the Expense Support Agreement, Terra Income Advisors has agreed to reimburse us for certain operating expenses for any period since inception, until we and Terra Income Advisors mutually agree otherwise. This payment for any month shall be paid by Terra Income Advisors to us in any combination of cash or other immediately available funds, and/or offsets against amounts due from us to Terra Income Advisors. Reimbursement shall be made as promptly as possible on a date mutually agreed to by us and Terra Income Advisors provided that (i) the operating expense ratio, defined as Net Operating Expenses expressed as a percentage of our net assets on the relevant measurement date, as of such reimbursement date is equal to or less than the operating expense ratio as of the Expense Support Payment date attributable to such specified Expense Support Payment, (ii) the annualized distribution rate as of such reimbursement date is equal to or greater than the annualized distribution rate as of the Expense Support Payment date attributable to such specified Expense Support Payment; (iii) such reimbursement date is not later than three years following such specified Expense Support Payment date; and (iv) the Expense Support Payment does not cause our Net Operating Expenses to exceed 1.5% of our net assets attributable to common shares, after taking such reimbursement into account. Terra Income Advisors is entitled to reimbursement of all previously unreimbursed Expense Support Payments in the event of termination of the Expense Support Agreement. For the years ended September 30, 2016 and 2015, we recorded total Expense Support Payments of approximately $0.6 million and $1.7 million, respectively, which are included in the statements of operations. As of September 30, 2016 and 2015, we recorded cumulative Expense Support Payments of approximately $2.3 million and $1.7 million, respectively, which are included in Due to Adviser, net on the statements of assets and liabilities.
Potential Conflicts of Interest
Terra Income Advisors, our investment adviser, currently serves as the investment manager to the Terra Income Funds. While Terra Income Advisors intends to allocate investment opportunities in a fair and equitable manner consistent with our investment objectives and strategies, if necessary, so that we will not be disadvantaged in relation to any other client of Terra Income Advisors, it is possible that some investment opportunities may be provided to the Terra Income Funds rather than to us.
Exemptive Relief
The SEC has granted us exemptive relief from the provisions of Sections 17(d) and 57(a)(4) of the 1940 Act, thereby permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with our Co-Investment Affiliates. However, we will be prohibited from engaging in certain transactions with our affiliates even under the terms of this exemptive order. We believe the relief granted to us under this exemptive order may not only enhance our ability to further our investment objectives and strategies, but may also increase favorable investment opportunities for us, in part by allowing us to participate in larger investments, together with our Co-Investment Affiliates, than would be available to us in the absence of such relief.
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
In connection with the approval of the Amended Dealer Manager Agreement, Terra Capital Markets reimbursed us an amount equal to the distribution fees expected to be paid on all outstanding shares of common stock as of April 27, 2016. Both Terra Capital Markets and Terra Income Advisors are subsidiaries of Terra Capital Partners, our sponsor. Therefore, the distribution fee reimbursement and the Amended Dealer Manager Agreement may be deemed a ‘‘joint enterprise or other joint arrangement’’ within the meaning of the 1940 Act and the rules promulgated thereunder. Accordingly, to eliminate any uncertainty, we applied for and were granted exemptive relief from the provisions of Section 57(a)(4) of the 1940 Act and Rule 17d-1 under the 1940 Act by the SEC, pursuant to an exemptive order permitting Terra Capital Markets, subject to the satisfaction of certain conditions, to effect the distribution fee reimbursement. We believe the distribution fee reimbursement, the changes to the selling commissions, dealer manager fees, and broker-dealer fees, and implementation of the distribution fee, is likely to lead to greater demand for our common stock in the Offering, which we believe will further benefit our investors by facilitating a lower operating expense ratio and greater diversification of its investment portfolio.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
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
As of September 30, 2016, we had one investment with a principal balance of approximately $3.1 million that provides for interest income indexed to London Interbank Offered Rate (“LIBOR”). A decrease or increase of 1% in LIBOR would decrease or increase, respectively, our annual interest income by approximately $0.03 million.
We may hedge against interest rate and currency exchange rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts, subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. During the years ended September 30, 2016, 2015 and 2014, we did not engage in interest rate hedging activities.
In addition, we may have risks regarding portfolio valuation. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Valuation of Investments.”
Item 8. Financial Statements and Supplementary Data.
Our financial statements are annexed to this Annual Report beginning on page F-1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
Changes in Internal Control Over Financial Reporting
During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
Item 9B. Other Information
None.

PART III
We will file a definitive Proxy Statement for our 2017 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.
Item 10. Directors, Executive Officers and Corporate governance.
The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 11. Executive Compensation.
The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 14. Principal Accountant Fees and Services.
The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended September 30, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).
a. Financial Statements
See the Index to Financial Statements at page F-1 of this report.

Report of Independent Registered Public Accounting Firm
The Board of Directors
Terra Income Fund 6, Inc.:
We have audited the accompanying statement of assets and liabilities, including the schedule of investments, of Terra Income Fund 6, Inc. (the Company) as of September 30, 2016, and the related statements of operations, changes in net assets, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The statement of assets and liabilities for the year ended September 30, 2015 and the related statements of operations, changes in net assets and cash flows for each of the years in the two-year period ended September 30, 2015 were audited by other independent registered public accountants whose report thereon, dated December 24, 2015, expressed an unqualified opinion on those financial statements.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of September 30, 2016, by correspondence with the custodian, portfolio companies or agents. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Terra Income Fund 6, Inc. as of September 30, 2016, and the results of its operations, changes in net assets and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
New York, New York
November 21, 2016

Terra Income Fund 6, Inc.
Statements of Assets and Liabilities

	September 30,
	2016	2015
Assets
Investments, at fair value — non-controlled (cost of $26,554,524 and $0, respectively)	$26,723,922	$—
Investment through participation interest, at fair value — non-controlled (cost of $2,000,000 and $2,000,000, respectively) (Note 4)	2,022,814	2,000,000
Cash and cash equivalents	31,634,296	8,248,797
Cash, restricted	836,434	—
Deferred offering costs	361,482	1,038,951
Interest receivable	278,424	20,000
Prepaid expenses and other assets	274,851	31,404
Total assets	62,132,223	11,339,152
Liabilities
Obligations under participation agreements, at fair value (proceeds of $14,508,034 and $0, respectively) (Note 4)	14,560,606	—
Distribution fee payable	2,191,734	—
Due to Adviser, net	1,498,808	608,423
Interest reserve and other deposits held on investments	836,434	—
Accrued expenses	218,360	172,593
Interest payable from obligations under participation agreements	144,575	—
Directors’ fee payable	5,625	—
Payable for unsettled stock subscriptions	—	316,000
Other liabilities	201,333	81,064
Total liabilities	19,657,475	1,178,080
Net assets	$42,474,748	$10,161,072
Commitments and contingencies (See Note 5)
Components of Net assets:
Common stock, $0.001 par value, 450,000,000 shares authorized, and 4,222,358 and 926,357 shares issued and outstanding, respectively	$4,222	$926
Capital in excess of par	42,537,764	10,186,628
Accumulated net investment loss	(206,878)	(26,482)
Net increase in unrealized appreciation on investments	192,212	—
Net increase in unrealized appreciation on obligations under participation agreements	(52,572)	—
Net assets	$42,474,748	$10,161,072
Net asset value per share	$10.06	$10.97

See notes to financial statements.

Terra Income Fund 6, Inc.
Statements of Operations

	Years Ended September 30,
	2016	2015	2014
Investment income
Interest income	$3,003,645	$65,341	$—
Other fee income	13,054	1,481	—
Total investment income	3,016,699	66,822	—
Operating expenses
Interest expense from obligations under participation agreements	1,598,976	—	—
Amortization of deferred offering costs	1,312,811	383,182	—
Professional fees	981,038	378,192	—
Marketing expenses	876,877	596,865	—
Base management fees	552,011	30,058	—
Operating expense reimbursement to Adviser	318,550	17,753	—
Insurance expense	219,715	127,630	—
Directors’ fees	123,125	74,250	—
Incentive fees on capital gains (1)	27,928	—	—
General and administrative expenses	38,223	12,534	—
Organization expenses	—	130,464	32,676
Total operating expenses	6,049,254	1,750,928	32,676
Less: Expense reimbursement from Adviser	(576,755)	(1,690,300)	—
Net operating expenses	5,472,499	60,628	32,676
Net investment (loss) income	(2,455,800)	6,194	(32,676)
Net increase in unrealized appreciation on investments	192,212	—	—
Net increase in unrealized appreciation on obligations under participation agreements	(52,572)	—	—
Net (decrease) increase in net assets resulting from operations	$(2,316,160)	$6,194	$(32,676)
Per common share data (2):
Net investment (loss) income per share	$(0.99)	$0.01	N/A
Net (decrease) increase in net assets resulting from operations per share	$(0.93)	$0.01	N/A
Weighted average common shares outstanding (3)	2,478,624	462,038	N/A
_______________

(1)
Incentive fees on capital gains are based on 20% of net unrealized capital gains of $139,640. No incentive fees on capital gains are actually payable by the Company with respect to unrealized gains unless and until those gains are actually realized.

(2)	Per share data is only presented for periods subsequent to June 24, 2015, the date the Minimum Offering Requirement was met.

(3)	For the year ended September 30, 2015, the weighted average shares is based on shares outstanding from June 24, 2015 (date that the Minimum Offering Requirement was met) through September 30, 2015.

See notes to financial statements.

Terra Income Fund 6, Inc.
Statements of Changes in Net Assets

	Years Ended September 30,
	2016	2015	2014
Operations
Net investment (loss) income	$(2,455,800)	$6,194	$(32,676)
Net increase in unrealized appreciation on investments	192,212	—	—
Net increase in unrealized appreciation on obligations under participation agreements	(52,572)	—	—
Net (decrease) increase in net assets resulting from operations	(2,316,160)	6,194	(32,676)
Shareholder distributions
Return of capital	(2,474,642)	(125,140)	—
Net decrease in net assets resulting from shareholder distributions	(2,474,642)	(125,140)	—
Capital share transactions
Issuance of common stock	39,878,132	11,234,309	125,000
Reinvestment of shareholder distributions	910,904	33,601	—
Selling commissions and dealer manager fees	(3,647,210)	(968,547)	—
Offering costs	(37,348)	(111,669)	—
Net increase in net assets resulting from capital share transactions	37,104,478	10,187,694	125,000
Net increase in net assets	32,313,676	10,068,748	92,324
Net assets, at beginning of year	10,161,072	92,324	—
Net assets, at end of year	$42,474,748	$10,161,072	$92,324
Accumulated net investment loss	$(206,878)	$(26,482)	$(32,676)

Capital share activity
Shares outstanding, at beginning of year	926,357	11,111	—
Shares issued from subscriptions	3,219,293	912,416	11,111
Shares issued from reinvestment of shareholder distributions	76,708	2,830	—
Shares outstanding, at end of year	4,222,358	926,357	11,111

See notes to financial statements.

Terra Income Fund 6, Inc.
Statements of Cash Flows

	Years Ended September 30,
	2016	2015	2014
Cash flows from operating activities:
Net (decrease) increase in net assets resulting from operations	$(2,316,160)	$6,194	$(32,676)
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash used in operating activities:
Net increase in unrealized appreciation on investments	(192,212)	—	—
Net increase in unrealized appreciation on obligations under participation agreements	52,572	—	—
Amortization of deferred offering costs	1,312,811	383,182	—
Amortization of discount on investments	(4,286)	—	—
Paid-in-kind interest, net	(42,534)	—	—
Purchases of investments	(26,299,670)	(2,000,000)	—
Proceeds from obligations under participation agreements	14,300,000	—	—

Changes in operating assets and liabilities:
Cash, restricted	(836,434)	—	—
Deferred offering costs	(635,342)	(848,940)	(573,193)
Prepaid expenses and other assets	(243,447)	(31,404)	—
Interest receivable	(258,424)	(20,000)	—
Due to Adviser, net	890,385	2,554	605,869
Interest reserve and other deposits held on investments	836,434	—	—
Accrued expenses	45,767	172,593	—
Interest payable from obligations under participation agreements	144,575	—	—
Directors' fees payable	5,625	—	—
Payable for unsettled stock subscriptions	(316,000)	316,000	—
Other liabilities	120,269	17,336	—
Net cash used in operating activities	(13,436,071)	(2,002,485)	—

Cash flows from financing activities:
Issuance of common stock	39,878,132	11,234,309	125,000
Payments of selling commissions, dealer manager fees and distribution fees	(2,752,353)	(904,819)	—
Reimbursement of selling commissions and dealer manager fees	1,296,877	—	—
Payments of offering costs	(37,348)	(111,669)	—
Payments of shareholder distributions	(1,563,738)	(91,539)	—
Net cash provided by financing activities	36,821,570	10,126,282	125,000
Net increase in cash and cash equivalents	23,385,499	8,123,797	125,000
Cash and cash equivalents, at beginning of year	8,248,797	125,000	—
Cash and cash equivalents, at end of year	$31,634,296	$8,248,797	$125,000

Supplemental disclosure of cash flow information:
Interest paid on obligations under participation agreements	$1,246,367	$—	$—
Supplemental non-cash information:
Reinvestment of shareholder distributions	$910,904	$33,601	$—
See notes to financial statements.

Terra Income Fund 6, Inc.
Schedule of Investments
September 30, 2016

Portfolio Company (1)	Structure	Collateral Location	Property Type	Interest Rate	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)	% of Net Assets (3)
Investments — non-controlled:
KOP Hotel XXXI Mezz, LP. (4) (5)	Mezzanine loan	US - PA	Hotel	13.00%	11/24/2015	12/6/2022	$5,800,000	$5,800,000	$5,969,398	14.1%
QPT 24th Street Mezz, LLC (4) (5) (6)	Mezzanine loan	US - NY	Land	12.00% Current/ 2% PIK	12/15/2015	6/15/2017	15,250,567	15,250,567	15,250,567	35.9%
Hertz Clinton One Mezzanine, LLC	Mezzanine loan	US - MS	Office	12.00%	3/18/2016	1/1/2025	2,500,000	2,429,286	2,429,286	5.7%
GAHC3 Lakeview IN Medical Plaza, LLC (7)	B-Note	US - IN	Office	11.60% + LIBOR	6/17/2016	1/21/2019	3,074,671	3,074,671	3,074,671	7.2%
Total investments — non-controlled								$26,554,524	$26,723,922	62.9%

Investment through participation interest — non-controlled:
TSG-Parcel 1, LLC (4)	Participation in First Mortgage (8)	US - CA	Land	12.00%	7/10/2015	1/10/2017	$2,000,000	$2,000,000	$2,022,814	4.8%
Total investment through participation interest — non-controlled								$2,000,000	$2,022,814	4.8%

Total Investments								$28,554,524	$28,746,736	67.7%
_______________

(1)	All the Company’s investments are issued by an eligible U.S. portfolio company, as defined in the Investment Company Act of 1940.

(2)	Because there is no readily available market for these investments, the fair value of these investments are approved in good faith by the Company’s board of directors.

(3)	Percentages are based on net assets of $42,474,748 as of September 30, 2016.

(4)	Participation interest is with Terra Property Trust, Inc., a related-party real estate investment trust managed by an affiliate of the Company’s sponsor.

(5)
The loan participations from the Company do not qualify for sale accounting under Accounting Standards Codification (“ASC”) Topic 860 — Transfers and Servicing, and therefore, these loans remain in the Schedule of Investments. See “Obligations under Participation Agreements” in Note 3 in the accompanying notes to the financial statements.

(6)	Principal amount includes paid-in-kind (“PIK”) interest of $250,568.

(7)
The interest rate for this investment is indexed to London Interbank Offered Rate (“LIBOR”). At September 30, 2016, the effective interest rate on this investment was 12.13%. As of September 30, 2016, this investment had an unfunded commitment of $425,329.

(8)	See “Participation Agreements” in Note 4 in the accompanying notes to the financial statements.

See notes to financial statements.

Terra Income Fund 6, Inc.
Schedule of Investments
September 30, 2015

Portfolio Company (1)	Structure	Collateral Location	Property Type	Interest Rate	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)	% of Net Assets (3)
Investment through participation interest — non-controlled:
TSG-Parcel 1, LLC (4)	Participation in First Mortgage (5)	US - CA	Land	12.00%	7/10/2015	7/10/2016	$2,000,000	$2,000,000	$2,000,000	19.7%
Total investment through participation interest — non-controlled								$2,000,000	$2,000,000	19.7%
Total investment through participation interest — non-controlled								$2,000,000	$2,000,000	19.7%
_______________

(1)	The Company’s investment is issued by an eligible U.S. portfolio company, as defined in the Investment Company Act of 1940.

(2)	Because there is no readily available market for the investment, the fair value of the investment is approved in good faith by the Company’s board of directors.

(3)	Percentages are based on net assets of $10,161,072 as of September 30, 2015.

(4)	Participation interest is with Terra Secured Income Fund 5, LLC, a related party fund managed by an affiliate of the Company’s sponsor.

(5)	See “Participation Agreements” in Note 4 in the accompanying notes to the financial statements.

See notes to financial statements.

Terra Income Fund 6, Inc.
Notes to Financial Statements
Note 1. Principal Business and Organization
Terra Income Fund 6, Inc. (the “Company”) was incorporated under the general corporation laws of the State of Maryland on May 15, 2013. On March 2, 2015, the Company filed a public registration statement on Form N-2 (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) to offer a minimum of 160,000 shares of common stock and a maximum of 80,000,000 shares of common stock in a continuous public offering (the “Offering”). The Company formally commenced operations on June 24, 2015, upon raising gross proceeds in excess of $2.0 million (the “Minimum Offering Requirement”) from sales of shares of its common stock in the Offering, including sales to persons who are affiliated with the Company or its adviser, Terra Income Advisors, LLC (“Terra Income Advisors”). Since commencing the Offering and through September 30, 2016, the Company has sold 4,142,820 shares of common stock, including shares purchased by Terra Capital Partners, LLC, the Company’s sponsor, and excluding shares sold through the distribution reinvestment plan (“DRIP”), in both an initial private placement and from the Offering, for gross proceeds of approximately $51.2 million. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be taxed for federal income tax purposes, and to qualify annually thereafter, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).The Company’s investment activities are externally managed by Terra Income Advisors, a private investment firm affiliated with the Company, pursuant to an investment advisory and administrative services agreement (the “Investment Advisory Agreement”), under the oversight of the Company’s board of directors (the “Board”), a majority of whom are independent directors. Terra Income Advisors is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (see Note 4).
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
The Company’s primary investment objectives are to pay attractive and stable cash distributions and to preserve, protect and return capital contributions to stockholders. The Company’s investment strategy is to use substantially all of the proceeds of the Offering to originate and manage a diversified portfolio consisting of (i) commercial real estate loans to U.S. companies qualifying as “eligible portfolio companies” under the 1940 Act, including mezzanine loans, first and second lien mortgage loans, subordinated mortgage loans, bridge loans and other commercial real estate-related loans related to or secured by high-quality commercial real estate in the United States and (ii) preferred equity real estate investments in U.S. companies qualifying as “eligible portfolio companies” under the 1940 Act. The Company may also purchase select commercial real estate-related debt securities, such as commercial mortgage-backed securities or collateralized debt obligations; provided, however, that the Company will select all investments after considering its ability to maintain its qualification to be taxed as a RIC. The Company intends to either directly or through an affiliate, structure, underwrite and originate most of its investments, as it believes that doing so will provide it with the best opportunity to invest in loans that satisfy its standards, establish a direct relationship with the borrower and optimize the terms of its investments. The Company may hold its investments until their scheduled maturity dates or may sell them if able to command favorable terms for their disposition.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation:  The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The accompanying financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-K and Articles 6 or 10 of Regulation S-X. The Company is an investment company, as defined under U.S. GAAP, and applies accounting and reporting guidance in accordance with Financial Accounting Standards Board (“FASB”) ASC Top 946, Financial Services — Investment Companies.
Cash and Cash Equivalents:  The Company considers all highly liquid investments, with original maturities of ninety days or less when purchased, as cash equivalents. Cash and cash equivalents held at financial institutions, at times, may exceed the amount insured by the Federal Deposit Insurance Corporation (“FDIC”).
Restricted Cash: Restricted cash represents cash held as additional collateral by the Company on behalf of the borrowers related to the investments for the purpose of such borrowers making interest and property-related operating payments. There is a corresponding liability of the same amount on the statements of assets and liabilities called “Interest reserve and other deposits held on investments.”

Notes to Financial Statements

Organization and Offering Expenses:  Organization expenses are expensed on the Company’s statements of operations. All offering costs incurred during the offering period are recorded as deferred charge and amortized over twelve months from the date the cost is incurred, with the exception of those costs that were incurred prior to the commencement of operations on June 24, 2015, which were amortized over a 12-month period from that date forward. The Company accrues all organization and offering expenses paid by Terra Income Advisors on behalf of the Company as the Company believes they are probable of repayment (see Note 4).
Investment Transactions and Investment Income (Expense):  The Company records investment transactions on the trade date. Realized gains or losses on dispositions of investments represent the difference between the amortized cost of the investment, based on the specific identification method, and the proceeds received from the sale or maturity (exclusive of any prepayment penalties). Realized gains and losses and changes in unrealized gains and losses are recognized in the statements of operations. Interest income is accrued based upon the outstanding principal amount and contractual terms of the debt instruments and preferred equity investments. Interest is accrued on a daily basis. Discounts and premiums on investments purchased are accreted or amortized over the expected life of the respective investment using the effective yield method, and are included in interest income in the statements of operations. The amortized cost of investments represents the original cost adjusted for the accretion of discounts and amortizations of premiums on investments. Loan origination fees are capitalized and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. As prepayment(s) or payment(s), partial or full, occurs on an investment, prepayment and exit fee income, respectively, are recognized. All other income is recognized when earned.
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
Distribution Fee Payable: The Company pays Terra Capital Markets a total distribution fee of 4.5% of the gross proceeds from the sale of shares in the Offering, excluding shares sold through the DRIP. The distribution fee is recorded as a liability on

Notes to Financial Statements

the date of shareholder admittance with a corresponding reduction to equity and is payable annually at a rate of 1.125% of gross proceeds with respect to each share sold in the Offering on the first, second, third and fourth anniversaries of the month of purchase. The Company will no longer incur the distribution fee after the Offering is terminated or sooner if total underwriting compensation incurred in respect of the Offering reaches 10.0% of the gross offering proceeds.
Stockholder Dividends and Distributions:  Dividends and distributions to stockholders, which are determined in accordance with federal income tax regulations, are recorded on the record date. The amount to be paid out as a dividend or distribution is approved by the Board. Net realized capital gains, if any, are generally distributed or deemed distributed at least annually. The Company adopted an “opt in” distribution reinvestment plan pursuant to which stockholders may elect to have the full amount of stockholders cash distributions reinvested in additional shares of common stock. Participants in the DRIP are free to elect to participate or terminate participation in the plan within a reasonable time as specified in the plan. For stockholders who have opted in to the DRIP, they will have their cash distributions reinvested in additional shares of common stock, rather than receiving the cash distributions. The Company expects to coordinate distribution payment dates so that the same price that is used for the semi-monthly closing date immediately following such distribution payment date will be used to calculate the purchase price for purchasers under the DRIP. In such case, a stockholder’s reinvested distributions will be used to purchase shares at a price equal to 95% of the price that shares are sold in the offering at the semi-monthly closing immediately following the distribution payment date and such price may represent a premium to net asset value (“NAV”) per share.
Incentive Fee on Capital Gains: Pursuant to the terms of the Investment Advisory Agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement). This fee equals 20.0% of the Company’s incentive fee on capital gains, which equals the realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, the Company accrues (but not pay) for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period. While the Investment Advisory Agreement neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute of Certified Public Accountants Technical Practice Aid for investment companies, the Company accrues for this incentive fee to include unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to Terra Income Advisors if the Company’s entire portfolio were liquidated at its fair value as of the balance sheet date even though Terra Income Advisors is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.
Income Taxes:  The Company has elected to operate so as to qualify to be taxed as a RIC as defined under Subchapter M of the Code. Generally, a RIC is not required to pay corporate-level federal income tax on income and gains distributed to stockholders, provided that it distributes at least 90.0% of “investment company taxable income,” as defined in the Code, each year and meets specified source-of-income and asset diversification requirements. Dividends paid up to one year after the current tax year can be carried back to the prior tax year for determining the dividends paid in such tax year. The Company intends to distribute sufficient dividends to maintain its RIC status each year. The Company will also be subject to nondeductible federal excise taxes of 4.0% on undistributed income if it does not distribute an amount at least equal to the sum of (i) 98.0% of its ordinary income for the calendar year; (ii) 98.2% of its capital gain net income for the one-year period ending on October 31 of the calendar year; and (iii) any ordinary income and capital gain net income for the preceding year that were not distributed during such year and on which it paid no federal income tax.
The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its statements of operations. For the years ended September 30, 2016, 2015 and 2014, the Company did not incur any interest or penalties. Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The Company’s inception-to-date federal tax years remain subject to examination by the Internal Revenue Service and the state department of revenue.
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
The financial statements include investments at fair value of approximately $28.7 million and $2.0 million at September 30, 2016 and 2015, respectively, and obligations under participation agreements at fair value of approximately $14.6 million at September 30, 2016.  The Company did not have any obligations under participation agreements at September 30, 2015. These fair values have been determined in good faith by the Board. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments and obligations under participation agreements, and the differences could be material.

Notes to Financial Statements

Reclassification of Prior Year Presentation:  Certain prior year amounts have been reclassified to conform to the current period presentation. For the year ended September 30, 2016, the Company concluded that it was appropriate to classify shareholder distributions as a deduction from capital in excess of par. Previously, such shareholder distributions were reported as a reduction of accumulated net investment loss. This reclassification does not materially affect previously reported cash flows from operations or from financing activities in the statements of cash flows, and had no effect on the previously reported statements of operations. Approximately $0.1 million of shareholder distributions were reclassified as of September 30, 2015. Additionally, the Company determined that it has the right to offset amounts due from and due to Adviser. As a result, the Company reclassified approximately $0.9 million from Due from Adviser to Due to Adviser, net on the statement of assets and liabilities as of September 30, 2015 (See “Due to/ Due from Adviser” in Note 4). This reclassification has no impact on the previously reported statement of operations, statement of changes in net assets and statement of cash flows.
Recent Accounting Pronouncements: In August 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The amendments provide a definition of the term “substantial doubt” and include principles for considering the mitigating effect of management’s plans. The amendments also require an evaluation every reporting period, including interim periods for a period of one year after the date that the financial statements are issued (or available to be issued), and certain disclosures when substantial doubt is alleviated or not alleviated. The amendments in this update are effective for reporting periods ending after December 15, 2016. The Company elected to early adopt ASU 2014-15 beginning October 1, 2015. The adoption of ASU 2014-15 did not have a material impact on its financial statements and disclosures.
In February 2015, the FASB issued ASU 2015-02, Consolidation (ASC Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 significantly changes the consolidation analysis required under U.S. GAAP and ends the deferral granted to investment companies from applying the variable interest entity guidance. ASU 2015-02 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015 and early adoption is permitted. The Company elected to early adopt ASU 2015-02 beginning October 1, 2015. The adoption of ASU 2015-02 did not have a material impact on its financial statements and disclosures.
In April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. ASU 2015-03 is effective for fiscal years that begin after December 15, 2015 and early adoption is permitted. The Company elected to early adopt ASU 2015-03 beginning October 1, 2015. The adoption of ASU 2015-03 did not have a material impact on its financial statements and disclosures.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 retains many current requirements for the classification and measurement of financial instruments; however, it significantly revises an entity’s accounting related to (i) the classification and measurement of investments in equity securities and (ii) the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments. This guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is not permitted for public business entities. Management is currently evaluating the impact these changes will have on the Company’s financial statements and disclosures.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, a consensus of the FASB’s Emerging Issues Task Force (“ASU 2016-15”).  ASU 2016-15 provides guidance on how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method. Management is currently evaluating the impact these changes will have on the Company’s financial statements and disclosures.

Notes to Financial Statements

Note 3. Investments
The following tables show the composition of the investment portfolio, at amortized cost and fair value at September 30, 2016 and 2015, respectively (with corresponding percentage of total portfolio investments):

	September 30, 2016
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Loans (1)	$26,554,524	93.0%	$26,723,922	93.0%
Loan through participation interest (Note 4)	2,000,000	7.0%	2,022,814	7.0%
Total	$28,554,524	100.0%	$28,746,736	100.0%
_______________
(1)Amortized cost includes PIK interest of $250,568.

	September 30, 2015
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Loan through participation interest (Note 4)	$2,000,000	100.0%	$2,000,000	100.0%
Total	$2,000,000	100.0%	$2,000,000	100.0%
Obligations under Participation Agreements
The Company has elected the fair value option under ASC Topic 825 — Financial Instruments relating to accounting for debt obligations at their fair value for its obligations under participation agreements which arose due to partial loan sales which did not meet the criteria for sale treatment under ASC Topic 860. The Company employs the same yield approach valuation methodology used for the real estate-related loan investments on the Company’s obligations under participation agreements. As of September 30, 2016, obligations under participation agreements at fair value totaled approximately $14.6 million and the fair value of the loans that are associated with these obligations under participation agreements was approximately $21.2 million (See “Participation Agreements” in Note 4). As of September 30, 2015, the Company did not have any obligations under participation agreements. For the year ended September 30, 2016, there were no repayments on obligations under participation agreements. The weighted average interest rate on the obligations under participation agreements was approximately 13.9% as of September 30, 2016.
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
Credit Risk
Credit risk represents the potential loss that the Company would incur if the borrowers failed to perform pursuant to the terms of their obligations to the Company. The Company minimizes its exposure to credit risk by limiting exposure to any one individual borrower and any one asset class. Additionally, the Company employs an asset management approach and monitors the portfolio of investments, through, at a minimum, quarterly financial review of property performance including net operating income, loan-to-value, debt service coverage ratio (“DSCR”) and the debt yield. The Company also requires certain borrowers to establish a cash reserve, as a form of additional collateral, for the purpose of providing for future interest or property-related operating payments.
Mezzanine loans and preferred equity investments are subordinate to senior mortgage loans and, therefore, involve a higher degree of risk. In the event of a default, mezzanine loans and preferred equity investments will be satisfied only after the senior lender’s investment is fully recovered. As a result, in the event of a default, the Company may not recover any or all of its investment.
The Company maintains all of its cash at financial institutions which, at times, may exceed the amount insured by the FDIC.

Notes to Financial Statements

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
Use of Leverage
As part of the Company’s investment strategy, the Company may borrow and utilize leverage; however, the Company currently does not utilize leverage in connection with originating or acquiring real estate related loans. The Company may do so in the future if Terra Income Advisors determines that utilizing leverage is in the best interest of the Company’s Stockholders. While borrowing and leverage present opportunities for increasing total return, they may have the effect of potentially creating or increasing losses. For purposes of calculating the asset coverage ratio per unit, the Company considers the obligations under the participation agreements to be senior security. As of September 30, 2016, the asset coverage per unit was $3,917. Asset coverage per unit is the ratio of the carrying value of the Company’s total assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.
Valuation Methodology
Market quotations are not readily available for the Company’s real estate-related loan investments, all of which are included in Level 3 of the fair value hierarchy, and therefore these investments are valued utilizing a yield approach, i.e. a discounted cash flow methodology to arrive at an estimate of the fair value of each respective investment in the portfolio using an estimated market yield. In following this methodology, investments are evaluated individually, and management takes into account, in determining the risk-adjusted discount rate for each of the Company’s investments, relevant factors, including available current market data on applicable yields of comparable debt/preferred equity instruments, market credit spreads and yield curves, the investment’s yield, covenants of the investment, including prepayment provisions, the portfolio company’s ability to make payments, its net operating income, DSCR, the nature, quality, and realizable value of any collateral (and loan-to-value ratio), the forces that influence the local markets in which the asset (the collateral) is purchased and sold, such as capitalization rates, occupancy rates, rental rates, replacement costs and the anticipated duration of each real estate-related loan investment.
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

Notes to Financial Statements

The following tables present fair value measurements of investments, by major class, as of September 30, 2016 and 2015, according to the fair value hierarchy:

	September 30, 2016
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Loans	$—	$—	$26,723,922	$26,723,922
Loan through participation interest	—	—	2,022,814	2,022,814
Total Investments	$—	$—	$28,746,736	$28,746,736

Obligations under participation agreements	$—	$—	$14,560,606	$14,560,606

	September 30, 2015
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Loan through participation interest	$—	$—	$2,000,000	$2,000,000
Total	$—	$—	$2,000,000	$2,000,000
Changes in Level 3 investments for the years ended September 30, 2016 and 2015 were as follows:

	Year Ended September 30, 2016
	Loans	Loan Through Participation	Total Investments	Obligations under Participation Agreements
Balance as of October 1, 2015	$—	$2,000,000	$2,000,000	$—
Purchases	26,299,670	—	26,299,670	—
Net increase in unrealized appreciation on investments	169,398	22,814	192,212
PIK interest income	250,568	—	250,568	—
Amortization of discount on investments	4,286	—	4,286	—
Net increase in unrealized appreciation on obligations under participation agreements	—	—	—	52,572
Proceeds from obligations under participation agreements	—	—	—	14,300,000
PIK interest expense	—	—	—	208,034
Balance as of September 30, 2016	$26,723,922	$2,022,814	$28,746,736	$14,560,606
Unrealized appreciation for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net increase in unrealized appreciation on investments and obligations under participation agreements	$169,398	$22,814	$192,212	$52,572

Notes to Financial Statements

	Year Ended September 30, 2015
	Loan Through Participation	Total Investments
Balance as of October 1, 2014	$—	$—
Purchase of participation interest and other adjustments to cost	2,000,000	2,000,000
Balance as of September 30, 2015	$2,000,000	$2,000,000
Unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized appreciation (depreciation) on investments	$—	$—
Purchases represent the acquisition of new investments at cost. Redemptions represent principal payments received during the period.
Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur. For the years ended September 30, 2016 and 2015, there were no transfers.
Significant Unobservable Inputs
The following table summarizes the significant unobservable inputs used by the Company to value the Level 3 investments as of September 30, 2016 and 2015. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

September 30, 2016
		Primary Valuation Technique	Unobservable Input	Range		Weighted
Asset Category	Fair Value			Minimum	Maximum	Average
Assets:
Loans	$26,723,922	Discounted cash flow	Discount rate	10.29%	13.82%	12.88%
Loan through participation interest	$2,022,814	Discounted cash flow	Discount rate	9.09%	9.09%	9.09%
Total Level 3 Assets	$28,746,736
Liabilities:
Obligations under Participation Agreements	$14,560,606	Discounted cash flow	Discount rate	11.90%	13.82%	13.58%

September 30, 2015
		Primary Valuation Technique	Unobservable Input	Range		Weighted
Asset Category	Fair Value			Minimum	Maximum	Average
Loan through participation interest	$2,000,000	Discounted cash flow	Discount rate	8.67%	8.67%	8.67%

Notes to Financial Statements

Note 4. Related Party Transactions
The Company entered into various agreements with Terra Income Advisors whereby the Company pays and reimburses Terra Income Advisors for certain fees and expenses, and Terra Income Advisor reimburses the Company for excess operating expenses. Additionally, the Company pays Terra Capital Markets certain fees in connection with its Offering. The following table presents a summary of such fees and reimbursements in accordance with the terms of the related agreements:

	Years Ended September 30,
	2016	2015
Amounts Included in the Statements of Operations
Base management fees	$552,011	$30,058
Incentive fees on capital gains (1)	27,928	—
Operating expense reimbursement to Adviser (2)	318,550	17,753
Expense Support Payment from Adviser	(576,755)	(1,690,300)

Commissions, dealer manager and distributions fee incurred
Commissions, dealer manager and distribution fees (3)	$3,647,210	$968,547
_______________

(1)
Incentive fees on capital gains are based on 20% of net unrealized capital gains of $139,640. No incentive fees on capital gains are actually payable by the Company with respect to unrealized gains unless and until those gains are actually realized.

(2)	Amounts were primarily compensation for time spent supporting the Company’s day-to-day operations.

(3)
Approximately $2.5 million and $0.7 million, respectively, were re-allowed to selected broker-dealers. Amounts were recorded as reductions to capital in excess of par on the statements of assets and liabilities.

Due to / Due from Adviser
The Company determined that it has the right of offset on the amounts due to and due from Terra Income Advisor under the guidance in ASC Topic 210 – Balance Sheet. As such, the net amount is presented as Due to Adviser, net on the statements of assets and liabilities. The following table presents a summary of Due to Adviser, net as of September 30, 2016 and 2015:

	September 30, 2016	September 30, 2015
Due to Adviser:
Organization and offering costs	$2,051,479	$1,538,661
Reimbursable costs - marketing and other operating expense	863,012	712,946
Base management fee and expense reimbursement payable	823,444	47,116
Incentive fees on capital gains	27,928	—
	3,765,863	2,298,723
Due from Adviser:
Expense support payments	2,267,055	1,690,300
Due to Adviser, net	$1,498,808	$608,423
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
The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears based upon the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter. The subordinated incentive fee on income is subject to a quarterly hurdle rate, expressed as a rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 2.0% (8.0% annualized), subject to a “catch-up” feature. For this purpose, “pre-incentive fee net investment income” means interest income, dividend income and any other

Notes to Financial Statements

income (including any other fees, other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses reimbursed to Terra Income Advisors under the Investment Advisory Agreement and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The calculation of the subordinated incentive fee on income for each quarter is as follows:

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

The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is an incentive fee on capital gains earned on liquidated investments from the portfolio and is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee equals 20.0% of the Company’s incentive fee on capital gains, which equals the realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, the Company accrues (but does not pay) for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.
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
Organization and Offering Expenses
For the year ended September 30, 2016, Terra Income Advisors did not incur organization costs on behalf of the Company. For the year ended September 30, 2015, Terra Income Advisors incurred organization costs of approximately $0.1 million on behalf of the Company.
As of September 30, 2016 and September 30, 2015, Terra Income Advisors incurred cumulative organization costs of approximately $0.2 million and $0.2 million, respectively, and cumulative offering costs of approximately $2.2 million and $1.5 million, respectively, on behalf of the Company. Offering expenses consist of costs paid by Terra Income Advisors that are directly related to the registration and offering of the Company’s shares, including registration fees, legal fees and printing costs. Organization costs include those expenses paid by Terra Income Advisors for the legal organization, drafting and filing of the Company’s charter and other governance documents and include, but are not limited to, legal, accounting and filing fees.
Upon meeting the Minimum Offering Requirement, Terra Income Advisors is responsible for the payment of the Company’s cumulative organization and offering expenses to the extent such expenses exceed 1.5% of the gross proceeds from the Offering, without recourse against or reimbursement by the Company. As a result, Terra Income Advisors will bear all organization and offering expenses in excess of 1.5% of the gross proceeds from the Offering. Through September 30, 2016, the Company believes that it is highly likely that it will raise sufficient funds to reimburse Terra Income Advisors in full for all cumulative organization and offering expenses incurred to date and has accrued those expenses and costs. As of September 30, 2016 and September 30,

Notes to Financial Statements

2015, the unreimbursed amount in excess of the 1.5% threshold was approximately $1.6 million and $1.5 million, respectively, and is included in Due to Adviser, net on the statements of assets and liabilities. For the years ended September 30, 2016 and 2015, the Company made reimbursement payments of approximately $0.1 million and $0.2 million, respectively, to Terra Income Advisors for offering costs incurred on behalf of the Company.
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
On April 19, 2016, the Board approved an amended and restated dealer manager agreement (the “Amended Dealer Manager Agreement”), which the Company adopted on April 27, 2016. Under the terms of the Amended Dealer Manager Agreement, Terra Capital Markets receives selling commissions of 3.0% of gross proceeds from the Offering, dealer manager fees of up to 1.5% of the gross proceeds from the Offering, and broker-dealer fees of up to 1.0% of gross proceeds from the Offering for reimbursement of marketing and expenses, in connection with the sale of shares of the Company’s common stock in the Offering, all or a portion of which may be re-allowed to selected broker-dealers. In addition, Terra Capital Markets receives a distribution fee at an annual rate of 1.125% of gross offering proceeds, excluding shares sold through the DRIP, all or a portion of which may be re-allowed to selected broker-dealers for services performed in connection with the distribution of the Company’s shares. The distribution fee is payable annually with respect to each share sold in the primary offering on the first, second, third and fourth anniversaries of the month of purchase. In connection with the adoption of the Amended Dealer Manager Agreement, Terra Capital Markets reimbursed the Company approximately $1.3 million for commissions and dealer manager fees the Company paid related to the shares sold on and prior to February 20, 2016, the last shareholder admittance date prior to the adoption of the Amended Dealer Manager Agreement. The reimbursement amount will be paid back to Terra Capital Markets on the first, second, third and fourth anniversaries of the months of purchase. As of September 30, 2016, total distribution fee payable was approximately $2.2 million, as reflected on the statements of assets and liabilities.
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

Notes to Financial Statements

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
Participation interest purchased by the Company: As of September 30, 2016 and 2015, the Company held an 11.11% participating interest (or $2.0 million face value) in a loan to TSG-Parcel 1, LLC. This investment is held in the name of Terra Property Trust, Inc., but the Company’s rights and obligations, including interest income and other income (e.g., exit fee and prepayment income) and related fees/expenses are based upon its respective pro rata participation interest in such investment, as specified in the respective Participation Agreement (the “PA”). The Company’s share of the investment is repayable only from the proceeds received from the related borrower/issuer of the investment, and therefore the Company is also subject to the credit risk (i.e., risk of default by the underlying borrower/issuer).
Pursuant to the PA, the affiliated fund receives and allocates the interest income and other related investment incomes in respect of the investment to the Company. The Company pays related expenses (i.e., the base management fee) directly to Terra Income Advisors.
Transfers of participation interests by the Company: The following table summarizes the investments that were subject to PAs with investment partnerships affiliated with Terra Income Advisors as of September 30, 2016:

			Transfers treated as obligations under participation agreements
	Principal	Fair Value	% Transferred	Principal	Fair Value
KOP Hotel XXXI Mezz, LP	$5,800,000	$5,969,398	31.0%	$1,800,000	$1,852,572
QPT 24th Street Mezz, LLC (1)	15,250,568	15,250,567	83.3%	12,708,034	12,708,034
Total	$21,050,568	$21,219,965		$14,508,034	$14,560,606
_______________

(1)	The principal amount includes PIK interest of $250,568, of which $208,034 was treated as obligations under participation agreements.
As of September 30, 2015, the Company did not have transfers of participation interests with affiliated entities.

Notes to Financial Statements

As a BDC, the Company is subject to certain regulatory restrictions in making its investments. For example, the Company may be prohibited under the 1940 Act from knowingly participating in certain transactions with its affiliates without the prior approval of its Board who are not interested persons and, in some cases, prior approval by the SEC. Specifically, the Company generally is not permitted to co-invest with certain entities affiliated with Terra Income Advisors in transactions originated by Terra Income Advisors or its affiliates unless the Company obtains an exemptive order from the SEC or co-invest alongside Terra Income Advisors or its respective affiliates in accordance with existing regulatory guidance and the allocation policies of Terra Income Advisors and its affiliates, as applicable. However, the Company is permitted to, and may, co-invest in syndicated deals and secondary loan market transactions where price is the only negotiated point. The SEC has granted the Company exemptive relief permitting it, subject to satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of Terra Income Advisors, including the Terra Income Funds, Terra Property Trust, and any future BDC or closed-end management investment company that is registered under the 1940 Act and is advised by Terra Income Advisors or its affiliated investment advisers (the “Co-Investment Affiliates”). However, the Company will be prohibited from engaging in certain transactions with its affiliates even under the terms of this exemptive order. The Company believes this relief will not only enhance its ability to further its investment objectives and strategy, but may also increase favorable investment opportunities for the Company, in part by allowing the Company to participate in larger investments, together with its Co-Investment Affiliates, than would be available to the Company if it had not obtained such relief.
Note 5. Commitments and Contingencies
In the ordinary course of business, the Company may enter into future funding commitments. As of September 30, 2016, the Company had approximately $0.4 million of unfunded commitments. The Company maintains sufficient cash on hand to fund such unfunded commitments. As of September 30, 2015, the Company did not have any unfunded commitments.
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

Notes to Financial Statements

The following table reconciles net decrease in net assets resulting from operations to taxable loss:

	Years Ended September 30,
	2016	2015	2014
Net investment (loss) income	$(2,316,160)	$6,194	$(32,676)
Net increase in unrealized appreciation on investments	(192,212)	—	—
Net increase in unrealized appreciation on obligations under participation agreements	52,572	—	—
Amortization of deferred offering costs	1,312,811	383,182	—
Expense reimbursement from Adviser	(576,755)	(1,690,300)	—
Incentive fees on capital gains	27,928	—	—
Other temporary differences	3,045	143,229	32,676
Total taxable loss	$(1,688,771)	$(1,157,695)	$—
The following table reflects, for tax purposes, the estimated sources of the cash distributions that the Company has paid on its common stock during the years ended September 30, 2016, 2015 and 2014:

	Years Ended September 30,
	2016		2015		2014
Source of Distribution	Distribution Amount (1)	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Return of capital	$2,474,642	100.0%	$125,140	100.0%	$—	—
Ordinary income	—	—	—	—	—	—
Distributions on a tax basis:	$2,474,642	100.0%	$125,140	100.0%	$—	—
_______________

(1)
The Distribution Amount and Percentage reflected for the year ended September 30, 2016 are estimated figures. The actual source of distributions for the year ended September 30, 2016 will be calculated in connection with the Company’s year-end procedures.

The Company makes certain adjustments to the classification of stockholders’ equity as a result of permanent book-to-tax differences, which include disallowed net operating loss carryforwards, amortization of deferred offering expenses and expense reimbursement from Adviser. To the extent these differences are permanent, they are charged or credited to capital in excess of par or accumulated net investment loss, as appropriate.
For the year ended September 31, 2016, permanent differences were related to approximately $2.8 million of disallowed net operating loss carryforwards, $1.7 million of amortization of deferred offering expenses and $2.3 million of expense reimbursement from Adviser.
As of September 30, 2016, the Company did not have differences between book basis and tax basis cost of investments.
Note 7. Directors’ Fees
The Company’s directors who do not serve in an executive officer capacity for the Company or Terra Income Advisors are entitled to receive annual cash retainer fees, fees for attending board and committee meetings and annual fees for serving as a committee chairperson. These directors receive an annual fee of $20,000, plus $2,500 for each board meeting attended in person, $1,000 for each board meeting attended via teleconference and $1,000 for each committee meeting attended. In addition, the chairman of the audit committee receives an annual fee of $7,500 and the chairman of each of the nominating and corporate governance and the valuation committees, and any other committee, receives an annual fee of $2,500 for their additional services. For the years ended September 30, 2016 and 2015, the Company recorded approximately $0.12 million and $0.07 million for directors’ fees expense, respectively.
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

Notes to Financial Statements

Note 8. Capital
The Company entered into a stock purchase agreement with Terra Capital Partners, the Company’s sponsor. On September 19, 2014, pursuant to a private placement, Terra Capital Partners contributed cash consideration of $125,000 to purchase approximately 11,111 shares of common stock at $11.25 per share. On October 20, 2014, pursuant to a private placement, Terra Capital Partners contributed an additional $50,000 in cash to purchase approximately 4,445 additional shares of common stock at $11.25 per share. As of September 30, 2016, the Company had 4,222,358 shares of common stock outstanding.
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
Note 9. Net Increase in Net Assets
Earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of September 30, 2016 and 2015, there were no dilutive shares.
The following information sets forth the computation of the weighted average net increase in net assets per share from operations for the years ended September 30, 2016, 2015 and 2014:

	Years Ended September 30,
Basic	2016	2015	2014
Net (decrease) increase in net assets resulting from operations	$(2,316,160)	$6,194	$(32,676)
Weighted average common shares outstanding (1)	2,478,624	462,038	N/A
Net (decrease) increase in net assets per share resulting from operations	$(0.93)	$0.01	N/A
_______________

(1)
Weighted average common shares outstanding for the year ended September 30, 2015 was based on shares outstanding from June 24, 2015 (date that the Minimum Offering Requirement was met) through September 30, 2015.

Note 10. Distributions
Dividends from net investment income and capital gain distributions are determined in accordance with U.S. federal income tax regulations, which differ from U.S. GAAP.

Notes to Financial Statements

The following table reflects the Company’s distributions for the years ended September 30, 2016 and 2015 (there were no distributions in 2014):

Record Date	Payment Date	Per Share Per Day	Distributions Paid in Cash	Distributions Paid through the DRIP	Total Distributions Paid/Accrued
October 20, 2015	October 31, 2015	$0.002740	$56,467	$27,330	$83,797
November 20, 2015	November 30, 2015	0.002740	66,042	37,026	103,068
December 20, 2015	December 31, 2015	0.002740	85,246	49,294	134,540
January 20, 2016	January 31, 2016	0.002733	104,209	61,892	166,101
February 20, 2016	February 29, 2016	0.002733	109,923	66,508	176,431
March 20, 2016	March 31, 2016	0.002733	122,410	74,913	197,323
April 20, 2016	April 30, 2016	0.002733	120,402	71,051	191,453
May 20, 2016	May 31, 2016	0.002733	137,203	80,646	217,849
June 20, 2016	June 30, 2016	0.002733	164,498	96,964	261,462
July 20, 2016	July 31, 2016	0.002733	186,208	112,114	298,322
August 20, 2016	August 31, 2016	0.002733	201,876	116,537	318,413
September 20, 2016	September 30, 2016	0.002733	209,254	116,629	325,883
			$1,563,738	$910,904	$2,474,642

Record Date	Payment Date	Per Share Per Day	Distributions Paid in Cash	Distributions Paid through the DRIP	Total Distributions Paid/Accrued
July 20, 2015	July 31, 2015	$0.002740	$21,319	$4,764	$26,083
August 24, 2015	August 31, 2015	0.002740	27,463	8,554	36,017
September 24, 2015	September 30, 2015	0.002740	42,757	20,283	63,040
			$91,539	$33,601	$125,140

Notes to Financial Statements

Note 11. Financial Highlights
The following is a schedule of financial highlights for the year ended September 30, 2016 and for the period from June 24, 2015 (date that the Minimum Offering Requirement was met) through September 30, 2015:

	Year Ended September 30, 2016	For the period from June 24, 2015 (date the Minimum Offering Requirement was met) through September 30, 2015
Per share data:
Net asset value at beginning of period	$10.97	$10.97
Results of operations (1):
Net investment (loss) income	(0.99)	0.05
Net increase in unrealized appreciation on investments	0.08	—
Net increase in unrealized appreciation on obligations under participation agreements	(0.02)	—
Net (decrease) increase in net assets resulting from operations	(0.93)	0.05
Shareholder distributions (2):
Dividends declared from return of capital	(1.00)	(0.27)
Net decrease in net assets resulting from shareholder distributions	(1.00)	(0.27)
Capital share transactions:
Other (3)	1.02	0.22
Net increase in net assets resulting from capital share transactions	1.02	0.22
Net asset value, end of period	$10.06	$10.97
Shares outstanding at end of period	4,222,358	926,357
Total return (4)	(0.26)%	(10.36)%
Ratio/Supplemental data:
Net assets, end of period	$42,474,748	$10,161,072
Ratio of net investment (loss) income to average net assets (5)	(9.30)%	1.33%
Ratio of operating expenses to average net assets (5)	20.73%	2.81%
Portfolio turnover	—	—
_______________

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

(2)	The per share data for distributions reflects the actual amount of distributions declared per share during the period.

(3)
The continuous issuance of shares of common stock may cause an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of the net asset value per share on each subscription closing date. In addition, the timing of the Company's sales of shares during the year also impacted the net asset value per share.

(4)
Total return is calculated assuming a purchase of shares of common stock at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP.

(5)
For the year ended September 30, 2016, excluding the expense support and conditional reimbursement, the annualized ratios of net investment income and operating expenses to average net assets are (11.49)% and 22.91%, respectively. For the period ended September 30, 2015, excluding the expense support and conditional reimbursement, the ratios of net investment income and operating expenses to average net assets are (73.82)% and 77.96%, respectively.

Notes to Financial Statements

Note 12. Selected Quarterly Financial Data (unaudited)

	Three Months Ended
	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015
Total investment income	$1,027,797	$915,997	$828,358	$244,547
Total operating expenses	1,415,041	1,774,705	1,612,647	1,246,861
Less: Expense Reimbursement from Adviser	—	—	—	(576,755)
Net operating expenses	1,415,041	1,774,705	1,612,647	670,106
Net investment loss	(387,244)	(858,708)	(784,289)	(425,559)
Net (decrease) increase in unrealized appreciation on investments	(347,642)	539,854	—	—
Net (decrease) increase in unrealized appreciation on obligations under participation agreements	275,872	(328,444)	—	—
Net decrease in net assets resulting from operations	$(459,014)	$(647,298)	$(784,289)	$(425,559)

Net investment loss per share	$(0.10)	$(0.32)	$(0.36)	$(0.33)
Net decrease in net assets resulting from operations per share	$(0.12)	$(0.24)	$(0.36)	$(0.33)

Net asset value per share at period end	$10.06	$10.19	$10.24	$10.71

	Three Months Ended
	September 30, 2015	June 30, 2015	March 31, 2015 (1)	December 31, 2014 (1)
Total investment income	$66,077	$96	$311	$338
Total operating expenses	1,234,064	268,625	209,655	38,584
Less: Expense Reimbursement from Adviser	(1,174,487)	(515,813)	—	—
Net operating expenses	59,577	(247,188)	209,655	38,584
Net investment income (loss)	6,500	247,284	(209,344)	(38,246)
Net (decrease) increase in unrealized appreciation on investments	—	—	—	—
Net (decrease) increase in unrealized appreciation on obligations under participation agreements	—	—	—	—
Net increase (decrease) in net assets resulting from operations	$6,500	$247,284	$(209,344)	$(38,246)

Net investment income per share	$0.01	$1.44	N/A	N/A
Net increase in net assets resulting from operations per share	$0.01	$1.44	N/A	N/A

Net asset value per share at period end	$10.97	$11.06	N/A	N/A
_______________

(1)	Per share data is not presented for periods before June 24, 2015, the date the Company met the Minimum Offering Requirement.
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

Notes to Financial Statements

Note 13. Subsequent Events
The management of the Company has evaluated events and transactions through November 21, 2016, the date the financial statements were issued, and has determined that there are no material events that would require adjustment to or disclosure in the Company’s financial statements other than those listed below.
From October 1, 2016 through November 21, 2016, the Company has issued 291,745 shares of common stock including shares issued pursuant to the DRIP. Total gross proceeds from these issuances including proceeds from shares issued pursuant to the DRIP were approximately $3.7 million.

Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this annual report on Form 10-K:
(1) Financial Statements
Terra Income Fund 6, Inc. Financial Statements:
(2) Financial Statement Schedule
None
(3) Exhibits

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

Exhibit No.	Description and Method of Filing
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: November 21, 2016

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

Signature	Title	Date

/s/ Simon J. Mildé	Chairman and Director	November 21, 2016
Simon J. Mildé

/s/ Bruce D. Batkin	Director and Chief Executive Officer	November 21, 2016
Bruce D. Batkin	(Principal Executive Officer)

/s/ Gregory M. Pinkus	Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	November 21, 2016
Gregory M. Pinkus

/s/ Jeffrey M. Altman	Director	November 21, 2016
Jeffrey M. Altman

/s/ Michael L. Evans	Director	November 21, 2016
Michael L. Evans

/s/ Robert E. Marks	Director	November 21, 2016
Robert E. Marks