Form 10-K/A
period 2016-09-30
Terra Income Fund 6, Inc.
filed 2016-12-07
CIK 1577134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
AMENDMENT NO. 1

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of December 7, 2016, the registrant had 4,615,672 shares of common stock, $0.001 par value, outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) is being filed to amend the Annual Report on Form 10-K for the fiscal year ended September 30, 2016 (the “Original Filing”) of Terra Income Fund 6, Inc. (the “Company”), which was filed with the Securities and Exchange Commission (the “SEC”) on November 22, 2016 (the “Original Filing Date”). This Amendment No. 1 is filed solely for the purposes of inserting (i) the report of BDO USA, LLP dated December 24, 2015, on the Company’s statement of assets and liabilities for the year ended September 30, 2015 and the related statements of operations, changes in net assets and cash flows for each of the years in the two-year period ended September 30, 2015 (the “BDO Report”), as a new page immediately following the KPMG LLP’s report on the Company’s audited financial statements for the year ended September 30, 2016 (the “Financial Statements”) that had appeared on F-2, and (ii) the revised report of KPMG LLP dated November 21, 2016 (the “KPMG Report”), which removed the reference to the report of other independent registered accountants with respect to the audit of the financial statements for the years ended September 30, 2015 and 2014 previously included therein (the “Financial Statements”).

The full Financial Statements, including the KPMG Report and the BDO Report, each as amended, are set forth on the following page of this Amendment No. 1. In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is including all information called for by Item 15 of Form 10-K in its entirety. Other than the changes specified above, the Financial Statements have not been altered in any way since the Original Filing.

This Amendment No. 1 is limited in scope to the item identified above and should be read in conjunction with the Original Filing and our other filings with the SEC. Except as described above, no changes have been made to the Original Filing and this Amendment No. 1 does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date.

Pursuant to Rule 12b-15 under the Exchange Act, this Amendment No. 1 also contains new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

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

/s/ BDO USA, LLP
BDO USA, LLP

New York, New York
December 24, 2015

Terra Income Fund 6, Inc.

Statements of Assets and Liabilities

	September 30,
	2016	2015
Assets
Investments, at fair value – non-controlled (cost of $26,554,524 and $0, respectively)	$26,723,922	$—
Investment through participation interest, at fair value – non-controlled (cost of $2,000,000 and $2,000,000, respectively) (Note 4)	2,022,814	2,000,000
Cash and cash equivalents	31,634,296	8,248,797
Cash, restricted	836,434	—
Deferred offering costs	361,482	1,038,951
Interest receivable	278,424	20,000
Prepaid expenses and other assets	274,851	31,404
Total assets	62,132,223	11,339,152
Liabilities
Obligations under participation agreements, at fair value (proceeds of $14,508,034 and $0, respectively) (Note 4)	14,560,606	—
Distribution fee payable	2,191,734	—
Due to Adviser, net	1,498,808	608,423
Interest reserve and other deposits held on investments	836,434	—
Accrued expenses	218,360	172,593
Interest payable from obligations under participation agreements	144,575	—
Directors’ fee payable	5,625	—
Payable for unsettled stock subscriptions	—	316,000
Other liabilities	201,333	81,064
Total liabilities	19,657,475	1,178,080
Net assets	$42,474,748	$10,161,072
Commitments and contingencies (See Note 5)
Components of net assets:
Common stock, $0.001 par value, 450,000,000 shares authorized, and 4,222,358 and 926,357 shares issued and outstanding, respectively	$4,222	$926
Capital in excess of par	42,537,764	10,186,628
Accumulated net investment loss	(206,878)	(26,482)
Net increase in unrealized appreciation on investments	192,212	—
Net increase in unrealized appreciation on obligations under participation agreements	(52,572)	—
Net assets	$42,474,748	$10,161,072
Net asset value per share	$10.06	$10.97

See notes to financial statements.

Terra Income Fund 6, Inc.

Statements of Operations

	Years ended September 30,
	2016	2015	2014
Investment income
Interest income	$3,003,645	$65,341	$—
Other fee income	13,054	1,481	—
Total investment income	3,016,699	66,822	—
Operating expenses
Interest expense from obligations under participation agreements	1,598,976	—	—
Amortization of deferred offering costs	1,312,811	383,182	—
Professional fees	981,038	378,192	—
Marketing expenses	876,877	596,865	—
Base management fees	552,011	30,058	—
Operating expense reimbursement to Adviser	318,550	17,753	—
Insurance expense	219,715	127,630	—
Directors’ fees	123,125	74,250	—
Incentive fees on capital gains(1)	27,928	—	—
General and administrative expenses	38,223	12,534	—
Organization expenses	—	130,464	32,676
Total operating expenses	6,049,254	1,750,928	32,676
Less: Expense reimbursement from Adviser	(576,755)	(1,690,300)	—
Net operating expenses	5,472,499	60,628	32,676
Net investment (loss) income	(2,455,800)	6,194	(32,676)
Net increase in unrealized appreciation on investments	192,212	—	—
Net increase in unrealized appreciation on obligations under participation agreements	(52,572)	—	—
Net (decrease) increase in net assets resulting from operations	$(2,316,160)	$6,194	$(32,676)
Per common share data(2):
Net investment (loss) income per share	$(0.99)	$0.01	N/A
Net (decrease) increase in net assets resulting from operations per share	$(0.93)	$0.01	N/A
Weighted average common shares outstanding(3)	2,478,624	462,038	N/A

(1)	Incentive fees on capital gains are based on 20% of net unrealized capital gains of $139,640. No incentive fees on capital gains are actually payable by the Company with respect to unrealized gains unless and until those gains are actually realized.
(2)	Per share data is only presented for periods subsequent to June 24, 2015, the date the Minimum Offering Requirement was met.
(3)	For the year ended September 30, 2015, the weighted average shares is based on shares outstanding from June 24, 2015 (date that the Minimum Offering Requirement was met) through September 30, 2015.

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

See notes to financial statements.

Terra Income Fund 6, Inc.

Schedule of Investments
September 30, 2016

Portfolio Company(1)	Structure		Collateral Location	Property Type	Interest Rate	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value(2)	% of Net Assets(3)
Investments – non-controlled:
KOP Hotel XXXI Mezz LP.(4)(5)	Mezzanine loan		US – PA	Hotel	13.00%	11/24/2015	12/06/2022	$5,800,000	$5,800,000	$5,969,398	14.1%
QPT 24th Street Mezz LLC(4)(5)(6)	Mezzanine loan		US – NY	Land	12.00% Current/ 2% PIK	12/15/2015	6/15/2017	15,250,567	15,250,567	15,250,567	35.9%
Hertz Clinton One Mezzanine, LLC	Mezzanine loan		US – MS	Office	12.00%	3/18/2016	1/1/2025	2,500,000	2,429,286	2,429,286	5.7%
GAHC3 Lakeview IN Medical Plaza, LLC(7)	B-Note		US – IN	Office	11.60% + LIBOR	6/17/2016	1/21/2019	3,074,671	3,074,671	3,074,671	7.2%
Total investments – non-controlled									$26,554,524	$26,723,922	62.9%
Loans through participation interest – non-controlled:
TSG-Parcel 1, LLC(4)	Participation in First Mortgage	(8)	US – CA	Land	12.00%	7/10/2015	1/10/2017	$2,000,000	$2,000,000	$2,022,814	4.8%
Total Loans through participation interest – non-controlled									$2,000,000	$2,022,814	4.8%
Total Investments									$28,554,524	$28,746,736	67.7%

(1)	All the Company’s investments are issued by an eligible U.S. portfolio company, as defined in the Investment Company Act of 1940.
(2)	Because there is no readily available market for these investments, the fair value of these investments are approved in good faith by the Company’s board of directors.
(3)	Percentages are based on net assets of $42,474,748 as of September 30, 2016.
(4)	Participation interest is with Terra Property Trust, Inc., a related-party real estate investment trust managed by an affiliate of the Company’s sponsor.
(5)	The loan participations from the Company do not qualify for sale accounting under Accounting Standards Codification (“ASC”) Topic 860 — Transfers and Servicing, and therefore, these loans remain in the Schedule of Investments. See “Obligations under Participation Agreements” in Note 3 in the accompanying notes to the financial statements.
(6)	Principal amount includes paid-in-kind (“PIK”) interest of $250,568.
(7)	The interest rate for this investment is indexed to London Interbank Offered Rate (“LIBOR”). At September 30, 2016, the effective interest rate on this investment was 12.13%. As of September 30, 2016, this investment had an unfunded commitment of $425,329.
(8)	See “Participation Agreements” in Note 4 in the accompanying notes to the financial statements.

See notes to financial statements.

Terra Income Fund 6, Inc.

Schedule of Investments
September 30, 2015

Portfolio Company(1)	Structure		Collateral Location	Property Type	Interest Rate	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value(2)	% of Net Assets(3)
Loans through participation interest – non-controlled:
TSG-Parcel 1, LLC(4)	Participation in First Mortgage	(5)	US – CA	Land	12.00%	7/10/2015	7/10/2016	$2,000,000	$2,000,000	$2,000,000	19.7%
Total Loans through participation interest – non-controlled									$2,000,000	$2,000,000	19.7%
Total Investments through participation interest – non-controlled									$2,000,000	$2,000,000	19.7%

(1)	The Company’s investment is issued by an eligible U.S. portfolio company, as defined in the Investment Company Act of 1940.
(2)	Because there is no readily available market for the investment, the fair value of the investment is approved in good faith by the Company’s board of directors.
(3)	Percentages are based on net assets of $10,161,072 as of September 30, 2015.
(4)	Participation interest is with Terra Secured Income Fund 5, LLC, a related party fund managed by an affiliate of the Company’s sponsor.
(5)	See “Participation Agreements” in Note 4 in the accompanying notes to the financial statements.

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

Participation Interests:  The Company follows the guidance in ASC Topic 860 — Transfers and Servicing (“ASC Topic 860”), when accounting for loan participations. Such guidance requires participations interests meet certain criteria in order for the interest transaction to be recorded as a sale. Loan participations from the Company which do not qualify for sale treatment remain on the Company’s statements of assets and liabilities and the proceeds are recorded as obligations under participation agreements. For the investments which participation has been granted, the interest earned on the entire loan balance is recorded within “interest income” and the interest related to the participation interest is recorded within “interest expense from obligations under participation agreements” in the accompanying statements of operations. See “Obligations under Participation Agreements” in Note 3 for additional information.

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

Stockholder Dividends and Distributions:  Dividends and distributions to stockholders, which are determined in accordance with federal income tax regulations, are recorded on the record date. The amount to be paid out as a dividend or distribution is approved by the Board. Net realized capital gains, if any, are generally distributed or deemed distributed at least annually. The Company adopted an “opt in” distribution reinvestment plan pursuant to which stockholders may elect to have the full amount of stockholders cash distributions reinvested in additional shares of common stock. Participants in the DRIP are free to elect to participate or terminate participation in the plan within a reasonable time as specified in the plan. For stockholders who have opted in to the DRIP, they will have their cash distributions reinvested in additional shares of common stock, rather than receiving the cash distributions. The Company expects to coordinate distribution payment dates so that the same price that is used for the semimonthly closing date immediately

Terra Income Fund 6, Inc.

Notes to Financial Statements

Note 2. Summary of Significant Accounting Policies  – (continued)

following such distribution payment date will be used to calculate the purchase price for purchasers under the DRIP. In such case, a stockholder’s reinvested distributions will be used to purchase shares at a price equal to 95% of the price that shares are sold in the offering at the semi-monthly closing immediately following the distribution payment date and such price may represent a premium to net asset value (“NAV”) per share.

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

Reclassification of Prior Year Presentation:  Certain prior year amounts have been reclassified to conform to the current period presentation. For the year ended September 30, 2016, the Company concluded that it was appropriate to classify shareholder distributions as a deduction from capital in excess of par. Previously, such shareholder distributions were reported as a reduction of accumulated net investment loss. This reclassification does not materially affect previously reported cash flows from operations or from financing activities in the statements of cash flows, and had no effect on the previously reported statements of operations. Approximately $0.1 million of shareholder distributions were reclassified as of September 30, 2015. Additionally, the Company determined that it has the right to offset amounts due from and due to Adviser. As a result, the Company reclassified approximately $0.9 million from Due from Adviser to Due to Adviser, net on the statement of assets and liabilities as of September 30, 2015 (See “Due to/Due from Adviser” in Note 4). This reclassification has no impact on the previously reported statement of operations, statement of changes in net assets and statement of cash flows.

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

Note 3. Investments

The following tables show the composition of the investment portfolio, at amortized cost and fair value at September 30, 2016 and 2015, respectively (with corresponding percentage of total portfolio investments):

	September 30, 2016
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Loans(1)	$26,554,524	93.0%	$26,723,922	93.0%
Loan through participation interest (Note 4)	2,000,000	7.0%	2,022,814	7.0%
Total	$28,554,524	100.0%	$28,746,736	100.0%

(1)	Amortized cost includes PIK interest of $250,568.

	September 30, 2015
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Loan through participation interest (Note 4)	$2,000,000	100.0%	$2,000,000	100.0%
Total	$2,000,000	100.0%	$2,000,000	100.0%

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

Terra Income Fund 6, Inc.

Notes to Financial Statements

Note 3. Investments  – (continued)

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

Terra Income Fund 6, Inc.

Notes to Financial Statements

Note 3. Investments  – (continued)

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

Terra Income Fund 6, Inc.

Notes to Financial Statements

Note 3. Investments  – (continued)

	September 30, 2015
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Loan through participation interest	$—	$—	$2,000,000	$2,000,000
Total	$—	$—	$2,000,000	$2,000,000

Changes in Level 3 investments for the years ended September 30, 2016 and 2015 were as follows:

	Year Ended September 30, 2016
	Loans	Loan Through Participation	Total Investments	Obligations under Participation Agreements
Balance as of October 1, 2015	$—	$2,000,000	$2,000,000	$—
Purchases	26,299,670	—	26,299,670	—
Net increase in unrealized appreciation on investments	169,398	22,814	192,212	—
PIK interest income	250,568	—	250,568	—
Amortization of discount on investments	4,286	—	4,286	—
Net increase in unrealized appreciation on obligations under participation agreements	—	—	—	52,572
Proceeds from obligations under participation agreements	—	—	—	14,300,000
PIK interest expense	—	—	—	208,034
Balance as of September 30, 2016	$26,723,922	$2,022,814	$28,746,736	$14,560,606
Unrealized appreciation for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net increase in unrealized appreciation on investments and obligations under participation agreements	$169,398	$22,814	$192,212	$52,572

	Year Ended September 30, 2015
	Loan Through Participation	Total Investments
Balance as of October 1, 2014	$—	$—
Purchase of participation interest and other adjustments to cost	2,000,000	2,000,000
Balance as of September 30, 2015	$2,000,000	$2,000,000
Unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized appreciation (depreciation) on investments	$—	$—

Purchases represent the acquisition of new investments at cost. Redemptions represent principal payments received during the period.

Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur. For the years ended September 30, 2016 and 2015, there were no transfers.

Terra Income Fund 6, Inc.

Notes to Financial Statements

Note 3. Investments  – (continued)

Significant Unobservable Inputs

The following table summarizes the significant unobservable inputs used by the Company to value the Level 3 investments as of September 30, 2016 and 2015. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

September 30, 2016
	Fair Value	Primary Valuation Technique	Unobservable Input	Range		Weighted Average
Asset Category				Minimum	Maximum
Assets:
Loans	$26,723,922	Discounted cash flow	Discount rate	10.29%	13.82%	12.88%
Loan through participation interest	$2,022,814	Discounted cash flow	Discount rate	9.09%	9.09%	9.09%
Total Level 3 Assets	$28,746,736
Liabilities:
Obligations under Participation Agreements	$14,560,606	Discounted cash flow	Discount rate	11.90%	13.82%	13.58%

September 30, 2015
	Fair Value	Primary Valuation Technique	Unobservable Input	Range		Weighted Average
Asset Category				Minimum	Maximum
Loan through participation interest	$2,000,000	Discounted cash flow	Discount rate	8.67%	8.67%	8.67%

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

	Years ended September 30,
	2016	2015
Amounts Included in the Statements of Operations
Base management fees	$552,011	$30,058
Incentive fees on capital gains(1)	27,928	—
Operating expense reimbursement to Adviser(2)	318,550	17,753
Expense reimbursement from Adviser	(576,755)	(1,690,300)
Commissions, dealer manager and distributions fee incurred
Commissions, dealer manager and distribution fees(3)	$3,647,210	$968,547

(1)	Incentive fees on capital gains are based on 20% of net unrealized capital gains of $139,640. No incentive fees on capital gains are actually payable by the Company with respect to unrealized gains unless and until those gains are actually realized.
(2)	Amounts were primarily compensation for time spent supporting the Company’s day-to-day operations.
(3)	Approximately $2.5 million and $0.7 million, respectively, were re-allowed to selected broker-dealers. Amounts were recorded as reductions to capital in excess of par on the statements of assets and liabilities.

Terra Income Fund 6, Inc.

Notes to Financial Statements

Note 4. Related Party Transactions  – (continued)

Due to/Due from Adviser

The Company determined that it has the right of offset on the amounts due to and due from Terra Income Advisor under the guidance in ASC Topic 210 — Balance Sheet. As such, the net amount is presented as Due to Adviser, net on the statements of assets and liabilities. The following table presents a summary of Due to Adviser, net as of September 30, 2016 and 2015:

	September 30, 2016	September 30, 2015
Due to Adviser:
Organization and offering costs	$2,051,479	$1,538,661
Reimbursable costs – marketing and other operating expense	863,012	712,946
Base management fee and expense reimbursement payable	823,444	47,116
Incentive fees on capital gains	27,928	—
	3,765,863	2,298,723
Due from Adviser:
Expense support payments	2,267,055	1,690,300
Due to Adviser, net	$1,498,808	$608,423

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

The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears based upon the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter. The subordinated incentive fee on income is subject to a quarterly hurdle rate, expressed as a rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 2.0% (8.0% annualized), subject to a “catch-up” feature. For this purpose, “pre-incentive fee net investment income” means interest income, dividend income and any other income (including any other fees, other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses reimbursed to Terra Income Advisors under the Investment Advisory Agreement and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The calculation of the subordinated incentive fee on income for each quarter is as follows:

•	No incentive fee is payable to Terra Income Advisors in any calendar quarter in which the Company’s pre-incentive fee net investment income does not exceed the hurdle rate of 2.0% (8.0% annualized);

Terra Income Fund 6, Inc.

Notes to Financial Statements

Note 4. Related Party Transactions  – (continued)

•	100% of the Company’s pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than or equal to 2.5% in any calendar quarter (10% annualized) is payable to Terra Income Advisors, all or any portion of which may be waived or deferred in Terra Income Advisors’ discretion. This portion of the pre-incentive fee net investment income (which exceeds the hurdle rate but is less than or equal to 2.5%) is referred to as the “catch-up.” The “catch-up” provision is intended to provide Terra Income Advisors with an incentive fee of 20.0% on all of the Company’s pre-incentive fee net investment income when the Company’s pre-incentive fee net investment income reaches 2.5% in any calendar quarter; and
•	20.0% of the amount of the Company’s pre-incentive fee net investment income, if any, that exceeds 2.5% in any calendar quarter (10.0% annualized) is payable to Terra Income Advisors once the hurdle rate is reached and the catch-up is achieved.

The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is an incentive fee on capital gains earned on liquidated investments from the portfolio and is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee equals 20% of the Company’s incentive fee on capital gains, which equals the realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, the Company accrues (but does not pay) for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

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

Upon meeting the Minimum Offering Requirement, Terra Income Advisors is responsible for the payment of the Company’s cumulative organization and offering expenses to the extent such expenses exceed 1.5% of the gross proceeds from the Offering, without recourse against or reimbursement by the Company. As a result,

Terra Income Fund 6, Inc.

Notes to Financial Statements

Note 4. Related Party Transactions  – (continued)

Terra Income Advisors will bear all organization and offering expenses in excess of 1.5% of the gross proceeds from the Offering. Through September 30, 2016, the Company believes that it is highly likely that it will raise sufficient funds to reimburse Terra Income Advisors in full for all cumulative organization and offering expenses incurred to date and has accrued those expenses and costs. As of September 30, 2016 and September 30, 2015, the unreimbursed amount in excess of the 1.5% threshold was approximately $1.6 million and $1.5 million, respectively, and is included in Due to Adviser, net on the statements of assets and liabilities. For the years ended September 30, 2016 and 2015, the Company made reimbursement payments of approximately $0.1 million and $0.2 million, respectively, to Terra Income Advisors for offering costs incurred on behalf of the Company.

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

The following table provides information regarding the expenses that the parties to the agreement determined would be incurred by Terra Income Advisors pursuant to the Expense Support Agreement:

Three months ended	Amount of Expense Reimbursement Payment	Annualized Operating Expense Ratio as of the Date of Expense Reimbursement Payment	Annualized Rate of Distributions Per Share(1)	Reimbursement Eligibility Expiration
June 30, 2015	$515,813	24.53%	8.00%	June 30, 2018
September 30, 2015	1,174,487	66.63%	8.00%	September 30, 2018
December 31, 2015(2)	576,755	15.60%	8.00%	November 30, 2018

(1)	The annualized rate of distributions per share is expressed as a percentage equal to the projected annualized distribution amount as of the date each payment was made (which is calculated by annualizing the regular daily cash distribution per share as of the date each payment was made without compounding), divided by the Company’s public offering price per share as of the date each payment was made.
(2)	The expense reimbursement payment amount of $576,755 represents the total of the twice monthly expense reimbursement payments through November 30, 2015. The annualized operating expense ratio of 15.60% represents the ratio average of such twice monthly expense reimbursement payment dates.

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

Transfers of participation interests by the Company:  The following table summarizes the investments that were subject to PAs with investment partnerships affiliated with Terra Income Advisors as of September 30, 2016:

	Principal	Fair Value	Transfers treated as obligations under participation agreements
			% Transferred	Principal	Fair Value
KOP Hotel XXXI Mezz, LP	$5,800,000	$5,969,398	31.0%	$1,800,000	$1,852,572
QPT 24th Street Mezz, LLC(1)	15,250,568	15,250,567	83.3%	12,708,034	12,708,034
Total	$21,050,568	$21,219,965		$14,508,034	$14,560,606

(1)	The principal amount includes PIK interest of $250,568, of which $208,034 was treated as obligations under participation agreements.

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

Terra Income Fund 6, Inc.

Notes to Financial Statements

Note 6. Income Taxes  – (continued)

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

The following table reflects, for tax purposes, the estimated sources of the cash distributions that the Company has paid on its common stock during the years ended September 30, 2016, 2015 and 2014:

Source of Distribution	Years ended September 30,
	2016		2015		2014
	Distribution Amount(1)	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Return of capital	$2,474,642	100.0%	$125,140	100.0%	$—	—%
Ordinary income	—	—	—	—	—	—
Distributions on a tax basis:	$2,474,642	100.0%	$125,140	100.0%	$—	—%

(1)	The Distribution Amount and Percentage reflected for the year ended September 30, 2016 are estimated figures. The actual source of distributions for the fiscal year ended September 30, 2016 will be calculated in connection with the Company’s year-end procedures.

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

Note 7. Directors’ Fees

The Company’s directors who do not serve in an executive officer capacity for the Company or Terra Income Advisors are entitled to receive annual cash retainer fees, fees for attending Board and committee meetings and annual fees for serving as a committee chairperson. These directors receive an annual fee of $20,000, plus $2,500 for each board meeting attended in person, $1,000 for each Board meeting attended via teleconference and $1,000 for each committee meeting attended. In addition, the chairman of the audit committee receives an annual fee of $7,500 and the chairman of each of the nominating and corporate

Terra Income Fund 6, Inc.

Notes to Financial Statements

Note 7. Directors’ Fees  – (continued)

governance and the valuation committees, and any other committee, receives an annual fee of $2,500 for their additional services. For the years ended September 30, 2016 and 2015, the Company recorded approximately $0.12 million and $0.07 million for directors’ fees expense, respectively.

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

Terra Income Fund 6, Inc.

Notes to Financial Statements

Note 9. Net Increase in Net Assets  – (continued)

The following information sets forth the computation of the weighted average net increase in net assets per share from operations for the years ended September 30, 2016, 2015 and 2014:

Basic	Years ended September 30,
	2016	2015	2014
Net (decrease) increase in net assets resulting from operations	$(2,316,160)	$6,194		$(32,676)
Weighted average common shares outstanding(1)	2,478,624	462,038		N/A
Net (decrease) increase in net assets per share resulting from operations	$(0.93)	$0.01	$	N/A

(1)	Weighted average common shares outstanding for the year ended September 30, 2015 was based on shares outstanding from June 24, 2015 (date that the Minimum Offering Requirement was met) through September 30, 2015.

Note 10. Distributions

Dividends from net investment income and capital gain distributions are determined in accordance with U.S. federal income tax regulations, which differ from U.S. GAAP.

The following table reflects the Company’s distributions for the years ended September 30, 2016 and 2015 (there were no distributions in 2014):

Record Date	Payment Date	Per Share Per Day	Distributions Paid in Cash	Distributions Paid through the DRIP	Total Distributions Paid/Accrued
October 20, 2015	October 31, 2015	$0.002740	$56,467	$27,330	$83,797
November 20, 2015	November 30, 2015	$0.002740	66,042	37,026	103,068
December 20, 2015	December 31, 2015	$0.002740	85,246	49,294	134,540
January 20, 2016	January 31, 2016	$0.002733	104,209	61,892	166,101
February 20, 2016	February 29, 2016	$0.002733	109,923	66,508	176,431
March 20, 2016	March 31, 2016	$0.002733	122,410	74,913	197,323
April 20, 2016	April 30, 2016	$0.002733	120,402	71,051	191,453
May 20, 2016	May 31, 2016	$0.002733	137,203	80,646	217,849
June 20, 2016	June 30, 2016	$0.002733	164,498	96,964	261,462
July 20, 2016	July 31, 2016	$0.002733	186,208	112,114	298,322
August 20, 2016	August 31, 2016	$0.002733	201,876	116,537	318,413
September 20, 2016	September 30, 2016	$0.002733	209,254	116,629	325,883
			$1,563,738	$910,904	$2,474,642

Record Date	Payment Date	Per Share Per Day	Distributions Paid in Cash	Distributions Paid through the DRIP	Total Distributions Paid/Accrued
July 20, 2015	July 31, 2015	$0.002740	$21,319	$4,764	$26,083
August 24, 2015	August 31, 2015	$0.002740	27,463	8,554	36,017
September 24, 2015	September 30, 2015	$0.002740	42,757	20,283	63,040
			$91,539	$33,601	$125,140

Terra Income Fund 6, Inc.

Notes to Financial Statements

Note 11. Financial Highlights

The following is a schedule of financial highlights for the year ended September 30, 2016 and for the period from June 24, 2015 (date that the Minimum Offering Requirement was met) through September 30, 2015:

	Year Ended September 30, 2016	For the period from June 24, 2015 (date the Minimum Offering Requirement was met) through September 30, 2015
Per share data:
Net asset value at beginning of period	$10.97	$10.97
Results of operations(1):
Net investment (loss) income	(0.99)	0.05
Net increase in unrealized appreciation on investments	0.08	—
Net increase in unrealized appreciation on obligations under participation agreements	(0.02)	—
Net (decrease) increase in net assets resulting from operations	(0.93)	0.05
Shareholder distributions(2):
Dividends declared from return of capital	(1.00)	(0.27)
Net decrease in net assets resulting from shareholder distributions	(1.00)	(0.27)
Capital share transactions:
Other(3)	1.02	0.22
Net increase in net assets resulting from capital share transactions	1.02	0.22
Net asset value, end of period	$10.06	$10.97
Shares outstanding at end of period	4,222,358	926,357
Total return(4)	(0.26)%	(10.36)%
Ratio/Supplemental data:
Net assets, end of period	$42,474,748	$10,161,072
Ratio of net investment (loss) income to average net assets(5)	(9.30)%	1.33%
Ratio of operating expenses to average net assets(5)	20.73%	2.81%
Portfolio turnover	—	—

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)	The per share data for distributions reflects the actual amount of distributions declared per share during the period.
(3)	The continuous issuance of shares of common stock may cause an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of the net asset value per share on each subscription closing date. In addition, the timing of the Company’s sales of shares during the year also impacted the net asset value per share.

Terra Income Fund 6, Inc.

Notes to Financial Statements

Note 11. Financial Highlights  – (continued)

(4)	Total return is calculated assuming a purchase of shares of common stock at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP.
(5)	For the year ended September 30, 2016, excluding the expense support and conditional reimbursement, the annualized ratios of net investment income and operating expenses to average net assets are (11.49)% and 22.91%, respectively. For the period ended September 30, 2015, excluding the expense support and conditional reimbursement, the ratios of net investment income and operating expenses to average net assets are (73.82)% and 77.96%, respectively.

Note 12. Selected Quarterly Financial Data (unaudited)

	Three Months Ended
	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015
Total investment income	$1,027,797	$915,997	$828,358	$244,547
Total operating expenses	1,415,041	1,774,705	1,612,647	1,246,861
Less: Expense Reimbursement from Adviser	—	—	—	(576,755)
Net operating expenses	1,415,041	1,774,705	1,612,647	670,106
Net investment loss	(387,244)	(858,708)	(784,289)	(425,559)
Net (decrease) increase in unrealized appreciation on investments	(347,642)	539,854	—	—
Net (decrease) increase in unrealized appreciation on obligations under participation agreements	275,872	(328,444)	—	—
Net decrease in net assets resulting from operations	$(459,014)	$(647,298)	$(784,289)	$(425,559)
Net investment loss per share	$(0.10)	$(0.32)	$(0.36)	$(0.33)
Net decrease in net assets resulting from operations per share	$(0.12)	$(0.24)	$(0.36)	$(0.33)
Net asset value per share at period end	$10.06	$10.19	$10.24	$10.71

	Three Months Ended
	September 30, 2015	June 30, 2015	March 31, 2015(1)	December 31, 2014(1)
Total investment income	$66,077	$96	$311	$338
Total operating expenses	1,234,064	268,625	209,655	38,584
Less: Expense Reimbursement from Adviser	(1,174,487)	(515,813)	—	—
Net operating expenses	59,577	(247,188)	209,655	38,584
Net investment income (loss)	6,500	247,284	(209,344)	(38,246)
Net (decrease) increase in unrealized appreciation on investments	—	—	—	—
Net (decrease) increase in unrealized appreciation on obligations under participation agreements	—	—	—	—
Net increase (decrease) in net assets resulting from operations	$6,500	$247,284	$(209,344)	$(38,246)
Net investment income per share	$0.01	$1.44	N/A	N/A
Net increase in net assets resulting from operations per share	$0.01	$1.44	N/A	N/A
Net asset value per share at period end	$10.97	$11.06	N/A	N/A

(1)	Per share data is not presented for periods before June 24, 2015, the date the Company met the Minimum Offering Requirement.

Terra Income Fund 6, Inc.

Notes to Financial Statements

Note 12. Selected Quarterly Financial Data (unaudited)  – (continued)

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

From October 1, 2016 through November 21, 2016, the Company has issued 291,745 shares of common stock including shares issued pursuant to the DRIP. Total gross proceeds from these issuances including proceeds from shares issued pursuant to the DRIP were approximately 3.7 million.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(3) Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRA INCOME FUND 6, INC.

Date: December 7, 2016	By: /s/ Bruce D Batkin Bruce D. Batkin Chief Executive Officer (Principal Executive Officer)
By: /s/ Gregory M. Pinkus Gregory M. Pinkus Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Simon J. Mildé Simon J. Mildé	Chairman and Director	December 7, 2016
/s/ Bruce D. Batkin Bruce D. Batkin	Director and Chief Executive Officer (Principal Executive Officer)	December 7, 2016
/s/ Gregory M. Pinkus Gregory M. Pinkus	Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	December 7, 2016
/s/ Jeffrey M. Altman Jeffrey M. Altman	Director	December 7, 2016
/s/ Michael L. Evans Michael L. Evans	Director	December 7, 2016
/s/ Robert E. Marks Robert E. Marks	Director	December 7, 2016