Form 10-K/A
period 2016-09-30
Terra Income Fund 6, Inc.
filed 2017-02-01
CIK 1577134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

EXPLANATORY NOTE
This Amendment No. 2 on Form 10-K/A (“Amendment No. 2”) is being filed to amend the Annual Report on Form 10-K/A for the fiscal year ended September 30, 2016 (as amended by Amendment No. 1 on Form 10-K/A, filed December 7, 2016, the “Original Filing”) of Terra Income Fund 6, Inc. (the “Company”), originally filed with the Securities and Exchange Commission (the “SEC”) on November 22, 2016 (the “Original Filing Date”). This Amendment No. 2 is filed solely for the purposes of (i) correcting certain typographical errors and (ii) updating references to the “distribution fee” made throughout the Original Filing to refer to such fee as “transaction charge.”
For the convenience of the reader, this Amendment No. 2 sets forth the information required by Form 10-K/A in its entirety. Other than the changes specified above, no other parts of the Company’s Form 10-K and financial statements have been altered in any way since the Original Filing. This Amendment No. 2 does not reflect events that may have occurred subsequent to the Original Filing Date.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 2 also contains new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

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
Terra Income Advisors and its affiliates receive substantial fees from us in return for their services, and these fees could influence the advice provided to us. Among other matters, the compensation arrangements could affect their judgment with respect to public offerings of equity by us, which allow the dealer manager to earn additional selling commissions, dealer manager fees and transaction charges, and Terra Income Advisors to earn increased asset management fees. In addition, the decision to utilize leverage will increase our assets and, as a result, will increase the amount of management fees payable to Terra Income Advisors.

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
Terra Income Advisors, our investment adviser, also serves as investment adviser or manager to the Terra Income Funds and Terra Property Trust, Inc., a subsidiary of Terra Secured Income Fund 5, LLC. As a result, the members of the senior management and investment teams of Terra Income Advisors serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by the same personnel. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, including the Terra Income Funds, the fulfillment of which may not be in our best interests or in the best interest of our stockholders. Our investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles, including the Terra Income Funds. As a result, Terra Income Advisors, its employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the Terra Income Funds. Terra Income Advisors and its employees will devote only as much of its or their time to our business as Terra Income Advisors and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.
The time and resources that individuals employed by Terra Income Advisors devote to us may be diverted, and we may face additional competition due to the fact that individuals employed by Terra Income Advisors are not prohibited from raising money for or managing another entity that makes the same types of investments that we target.
Neither Terra Income Advisors nor individuals employed by it are prohibited from raising money for and managing another investment entity that makes the same types of investments as those we target. Terra Income Advisors also serves as investment adviser or manager for the Terra Income Funds and Terra Property Trust, Inc., a subsidiary of Terra Secured Income Fund 5, LLC. As a result, the time and resources that these individuals may devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities. We also intend to co-invest with other affiliates that Terra Income Advisors manages or advise consistent with the conditions of the exemptive order granted to us.
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

	Years Ended September 30,
	2016	2015	2014
Statement of operations data:
Total investment income	$3,016,699	$66,822	$—
Base management fees	552,011	30,058	—
Incentive fees on capital gains (1)	27,928	—	—
All other expenses	5,469,315	1,720,870	32,676
Total operating expenses	6,049,254	1,750,928	32,676
Less: Expense reimbursement from Adviser	(576,755)	(1,690,300)	—
Net Operating Expenses	5,472,499	60,628	32,676
Net investment (loss) income	(2,455,800)	6,194	(32,676)
Net increase in unrealized appreciation on investments and obligations under participation agreements	139,640	—	—
Net (decrease) increase in net assets resulting from operations	$(2,316,160)	$6,194	$(32,676)
Per share data (2):
Net asset value	$10.06	$10.97	N/A
Net investment (loss) income	$(0.99)	$0.01	N/A
Net (decrease) increase in net assets resulting from operations	$(0.93)	$0.01	N/A
Distributions declared	$1.00	$0.27	N/A
Balance sheet data at period end:
Investments, at fair value	$26,723,922	$—	$—
Investment through participation, at fair value	2,022,814	2,000,000	—
Cash and cash equivalents	31,634,296	8,248,797	125,000
Cash, restricted	836,434	—	—
Other assets	914,757	1,090,355	573,193
Total assets	62,132,223	11,339,152	698,193
Obligations under participation agreements, at fair value	14,560,606	—	—
Transaction charge payable	2,191,734	—	—
Due to Adviser, net	1,498,808	608,423	—
Interest reserve and other deposits held on investments	836,434	—	—
Other liabilities	569,893	569,657	605,869
Total liabilities	19,657,475	1,178,080	605,869
Total net assets	42,474,748	10,161,072	92,324
Other data:
Weighted average annualized effective yield at year end (3)	13.27%	12.00%	N/A
Number of portfolio company investments at year end	5	1	N/A
Purchases of investments for the year	$26,299,670	$2,000,000	N/A
Proceeds from obligations under participation agreements	$14,300,000	$—	N/A
Principal payments and sales of investments for the year	$—	$—	N/A
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
Also, we have agreed to pay selling commissions, broker-dealer fees, a dealer manager fee and transaction charges, and to reimburse Terra Income Advisors for our organization and offering expenses up to a maximum amount equal to 1.5% of the gross proceeds from the Offering. Terra Income Advisors will bear all organization and offering expenses in excess of this amount.
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
Financing Activities — Net cash provided by financing activities was approximately $36.8 million for the year ended September 30, 2016, primarily related to proceeds from the issuance of common stock of approximately $39.9 million and reimbursement of approximately $1.3 million from Terra Capital Markets for commissions and dealer manager fees we paid related to shares sold prior to February 20, 2016 (see “Contractual Obligations” below), partially offset by payments of selling commissions, dealer manager fees and transaction charges of approximately $2.8 million and distributions paid to shareholders of approximately $1.6 million.
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
On April 19, 2016, the Board approved an amended and restated dealer manager agreement (the “Amended Dealer Manager Agreement”), which we adopted on April 27, 2016. Under the terms of the Amended Dealer Manager Agreement, Terra Capital Markets receives selling commissions, dealer manager fees and broker-dealer fees of 3.0%, 1.5% and 1.0%, respectively, of gross proceeds from the Offering, all or a portion of which may be re-allowed to selected broker-dealers for marketing and expenses. In addition, Terra Capital Markets receives a transaction cahrge at an annual rate of 1.125% of gross offering proceeds, excluding shares sold through the distribution reinvestment plan, all or a portion of which may be re-allowed to selected broker-dealers for services performed in connection with the distribution of our shares. The transaction charge is payable annually with respect to each share sold in the primary offering on the first, second, third, and fourth anniversaries of the month of purchase. In connection with the adoption of the Amended Dealer Manager Agreement, Terra Capital Markets reimbursed us approximately $1.3 million for selling commissions and dealer manager fees we paid related to the shares sold on and prior to February 20, 2016, the last shareholder admittance date prior to the adoption of the Amended Dealer Manager Agreement. The reimbursement amount will be paid back to Terra Capital Markets on the first, second, third and fourth anniversaries of the months of purchase.
For the years ended September 30, 2016 and 2015, we incurred approximately $3.6 million and $1.0 million, respectively, of broker-dealer commissions and fees and, of this amount, approximately $2.5 million and $0.7 million, respectively, were re-allowed to selected broker-dealers. As of September 30, 2016, total transaction charge payable was approximately $2.2 million, as reflected on the statements of assets and liabilities. The following table reflects the payment schedule of the transaction charge payable:

	Payments Due by Period as of September 30, 2016
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Transaction charge payable	$2,191,734	$580,438	$1,160,876	$450,420	$—
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
Under the Dealer Manager Agreement, Terra Capital Markets is entitled to receive selling commissions, broker-dealer fees and dealer manager fees in connection with the sale of shares of common stock in the Offering, all or a portion of which may be re-allowed to selected broker-dealers. On April 27, 2016, we adopted the Amended Dealer Manager Agreement to change the terms of the underwriting compensation For the years ended September 30, 2016 and 2015, we incurred approximately $3.6 million and $1.0 million, respectively, of broker-dealer commissions and fees and, of this amount, approximately $2.5 million and $0.7 million, respectively, were re-allowed to selected broker-dealers. As of September 30, 2016, total transaction charge payable was approximately $2.2 million, as reflected on the statements of assets and liabilities.
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
On April 19, 2016, the Board approved the Amended Dealer Manager Agreement. Under the terms of the Amended Dealer Manager Agreement, Terra Capital Markets receives selling commissions, dealer manager fees and broker-dealer fees of 3.0%, 1.5% and 1.0%, respectively, of gross proceeds from the Offering, all or a portion of which may be re-allowed to selected broker-dealers for marketing and expenses. In addition, Terra Capital Markets receives a transaction charge at an annual rate of 1.125% of gross offering proceeds, excluding shares sold through the distribution reinvestment plan. The transaction charge is payable annually with respect to each share sold in the primary offering on the first, second, third and fourth anniversaries of the month of purchase.
In connection with the approval of the Amended Dealer Manager Agreement, Terra Capital Markets reimbursed us an amount equal to the transaction charge expected to be paid on all outstanding shares of common stock as of April 27, 2016. Both Terra Capital Markets and Terra Income Advisors are subsidiaries of Terra Capital Partners, our sponsor. Therefore, the transaction cahrge reimbursement and the Amended Dealer Manager Agreement may be deemed a ‘‘joint enterprise or other joint arrangement’’ within the meaning of the 1940 Act and the rules promulgated thereunder. Accordingly, to eliminate any uncertainty, we applied for and were granted exemptive relief from the provisions of Section 57(a)(4) of the 1940 Act and Rule 17d-1 under the 1940 Act by the SEC, pursuant to an exemptive order permitting Terra Capital Markets, subject to the satisfaction of certain conditions, to effect the transaction charge reimbursement. We believe the transaction charge reimbursement, the changes to the selling commissions, dealer manager fees, and broker-dealer fees, and implementation of the transaction charge, is likely to lead to greater demand for our common stock in the Offering, which we believe will further benefit our investors by facilitating a lower operating expense ratio and greater diversification of its investment portfolio.

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
/s/ BDO USA, LLP
BDO USA, LLP
New York, New York
December 24, 2015

Terra Income Fund 6, Inc.
Statements of Assets and Liabilities

	September 30,
	2016	2015
Assets
Investments, at fair value — non-controlled (cost of $26,554,524 and $0, respectively)	$26,723,922	$—
Investment through participation interest, at fair value — non-controlled (cost of $2,000,000 and $2,000,000, respectively) (Note 4)	2,022,814	2,000,000
Cash and cash equivalents	31,634,296	8,248,797
Cash, restricted	836,434	—
Deferred offering costs	361,482	1,038,951
Interest receivable	278,424	20,000
Prepaid expenses and other assets	274,851	31,404
Total assets	62,132,223	11,339,152
Liabilities
Obligations under participation agreements, at fair value (proceeds of $14,508,034 and $0, respectively) (Note 4)	14,560,606	—
Transaction charge payable	2,191,734	—
Due to Adviser, net	1,498,808	608,423
Interest reserve and other deposits held on investments	836,434	—
Accrued expenses	218,360	172,593
Interest payable from obligations under participation agreements	144,575	—
Directors’ fee payable	5,625	—
Payable for unsettled stock subscriptions	—	316,000
Other liabilities	201,333	81,064
Total liabilities	19,657,475	1,178,080
Net assets	$42,474,748	$10,161,072
Commitments and contingencies (See Note 5)
Components of Net assets:
Common stock, $0.001 par value, 450,000,000 shares authorized, and 4,222,358 and 926,357 shares issued and outstanding, respectively	$4,222	$926
Capital in excess of par	42,537,764	10,186,628
Accumulated net investment loss	(206,878)	(26,482)
Net increase in unrealized appreciation on investments	192,212	—
Net increase in unrealized appreciation on obligations under participation agreements	(52,572)	—
Net assets	$42,474,748	$10,161,072
Net asset value per share	$10.06	$10.97

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

See notes to financial statements.

Terra Income Fund 6, Inc.
Statements of Cash Flows

	Years Ended September 30,
	2016	2015	2014
Cash flows from operating activities:
Net (decrease) increase in net assets resulting from operations	$(2,316,160)	$6,194	$(32,676)
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash used in operating activities:
Net increase in unrealized appreciation on investments	(192,212)	—	—
Net increase in unrealized appreciation on obligations under participation agreements	52,572	—	—
Amortization of deferred offering costs	1,312,811	383,182	—
Amortization of discount on investments	(4,286)	—	—
Paid-in-kind interest, net	(42,534)	—	—
Purchases of investments	(26,299,670)	(2,000,000)	—
Proceeds from obligations under participation agreements	14,300,000	—	—

Changes in operating assets and liabilities:
Cash, restricted	(836,434)	—	—
Deferred offering costs	(635,342)	(848,940)	(573,193)
Prepaid expenses and other assets	(243,447)	(31,404)	—
Interest receivable	(258,424)	(20,000)	—
Due to Adviser, net	890,385	2,554	605,869
Interest reserve and other deposits held on investments	836,434	—	—
Accrued expenses	45,767	172,593	—
Interest payable from obligations under participation agreements	144,575	—	—
Directors' fees payable	5,625	—	—
Payable for unsettled stock subscriptions	(316,000)	316,000	—
Other liabilities	120,269	17,336	—
Net cash used in operating activities	(13,436,071)	(2,002,485)	—

Cash flows from financing activities:
Issuance of common stock	39,878,132	11,234,309	125,000
Payments of selling commissions, dealer manager fees and transaction charges	(2,752,353)	(904,819)	—
Reimbursement of selling commissions and dealer manager fees	1,296,877	—	—
Payments of offering costs	(37,348)	(111,669)	—
Payments of shareholder distributions	(1,563,738)	(91,539)	—
Net cash provided by financing activities	36,821,570	10,126,282	125,000
Net increase in cash and cash equivalents	23,385,499	8,123,797	125,000
Cash and cash equivalents, at beginning of year	8,248,797	125,000	—
Cash and cash equivalents, at end of year	$31,634,296	$8,248,797	$125,000

Supplemental disclosure of cash flow information:
Interest paid on obligations under participation agreements	$1,246,367	$—	$—
Supplemental non-cash information:
Reinvestment of shareholder distributions	$910,904	$33,601	$—

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
Transaction Charge Payable: The Company pays Terra Capital Markets a total transaction charge of 4.5% of the gross proceeds from the sale of shares in the Offering, excluding shares sold through the DRIP. The transaction charge is recorded as a liability

Notes to Financial Statements

on the date of shareholder admittance with a corresponding reduction to equity and is payable annually at a rate of 1.125% of gross proceeds with respect to each share sold in the Offering on the first, second, third and fourth anniversaries of the month of purchase. The Company will no longer incur the transaction charge after the Offering is terminated or sooner if total underwriting compensation incurred in respect of the Offering reaches 10.0% of the gross offering proceeds.
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

	Years Ended September 30,
	2016	2015
Amounts Included in the Statements of Operations
Base management fees	$552,011	$30,058
Incentive fees on capital gains (1)	27,928	—
Operating expense reimbursement to Adviser (2)	318,550	17,753
Expense Support Payment from Adviser	(576,755)	(1,690,300)

Commissions, dealer manager and transaction charges incurred
Commissions, dealer manager and transaction charges (3)	$3,647,210	$968,547
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
On April 19, 2016, the Board approved an amended and restated dealer manager agreement (the “Amended Dealer Manager Agreement”), which the Company adopted on April 27, 2016. Under the terms of the Amended Dealer Manager Agreement, Terra Capital Markets receives selling commissions of 3.0% of gross proceeds from the Offering, dealer manager fees of up to 1.5% of the gross proceeds from the Offering, and broker-dealer fees of up to 1.0% of gross proceeds from the Offering for reimbursement of marketing and expenses, in connection with the sale of shares of the Company’s common stock in the Offering, all or a portion of which may be re-allowed to selected broker-dealers. In addition, Terra Capital Markets receives a transaction charge at an annual rate of 1.125% of gross offering proceeds, excluding shares sold through the DRIP, all or a portion of which may be re-allowed to selected broker-dealers for services performed in connection with the distribution of the Company’s shares. The transaction charge is payable annually with respect to each share sold in the primary offering on the first, second, third and fourth anniversaries of the month of purchase. In connection with the adoption of the Amended Dealer Manager Agreement, Terra Capital Markets reimbursed the Company approximately $1.3 million for commissions and dealer manager fees the Company paid related to the shares sold on and prior to February 20, 2016, the last shareholder admittance date prior to the adoption of the Amended Dealer Manager Agreement. The reimbursement amount will be paid back to Terra Capital Markets on the first, second, third and fourth anniversaries of the months of purchase. As of September 30, 2016, total transaction charge payable was approximately $2.2 million, as reflected on the statements of assets and liabilities.
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
Date: February 1, 2017

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

Signature	Title	Date

/s/ Simon J. Mildé	Chairman and Director	February 1, 2017
Simon J. Mildé

/s/ Bruce D. Batkin	Director and Chief Executive Officer	February 1, 2017
Bruce D. Batkin	(Principal Executive Officer)

/s/ Gregory M. Pinkus	Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	February 1, 2017
Gregory M. Pinkus

/s/ Jeffrey M. Altman	Director	February 1, 2017
Jeffrey M. Altman

/s/ Michael L. Evans	Director	February 1, 2017
Michael L. Evans

/s/ Robert E. Marks	Director	February 1, 2017
Robert E. Marks