Form 10-Q
period 2016-12-31
Terra Income Fund 6, Inc.
filed 2017-02-14
CIK 1577134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2016

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

As of February 14, 2017, the registrant had 5,077,797 shares of common stock, $0.001 par value, outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Terra Income Fund 6, Inc.
Statements of Assets and Liabilities

	December 31, 2016	September 30, 2016
	(Unaudited)
Assets
Investments, at fair value — non-controlled (amortized cost of $31,137,671 and $26,554,524, respectively)	$31,476,126	$26,723,922
Investments through participation interest, at fair value — non-controlled (amortized cost of $9,451,081 and $2,000,000, respectively) (Note 4)	9,592,750	2,022,814
Cash and cash equivalents	26,511,603	31,634,296
Cash, restricted	788,489	836,434
Interest receivable	403,176	278,424
Deferred offering costs	315,440	361,482
Prepaid expenses and other assets	79,824	274,851
Total assets	69,167,408	62,132,223

Liabilities
Obligations under participation agreements, at fair value (proceeds of $14,580,220 and $14,508,034, respectively) (Note 4)	14,747,858	14,560,606
Transaction charge payable	2,399,134	2,191,734
Due to Adviser, net	2,022,291	1,498,808
Interest reserve and other deposits held on investments	788,489	836,434
Unsettled stock subscriptions	340,768	—
Accrued expenses	198,509	218,360
Interest payable from obligations under participation agreements	146,058	144,575
Directors’ fees payable	24,125	5,625
Other liabilities	174,220	201,333
Total liabilities	20,841,452	19,657,475
Net assets	$48,325,956	$42,474,748

Commitments and contingencies (See Note 5)
Components of net assets:
Common stock, $0.001 par value, 450,000,000 shares authorized, and 4,870,948 and 4,222,358 shares issued and outstanding, respectively	$4,871	$4,222
Capital in excess of par	48,733,102	42,537,764
Accumulated net investment loss	(763,604)	(206,878)
Net change in unrealized appreciation on investments	480,124	192,212
Net change in unrealized appreciation on obligations under participation agreements	(128,537)	(52,572)
Net assets	$48,325,956	$42,474,748
Net asset value per share	$9.92	$10.06
See notes to financial statements.

Terra Income Fund 6, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended December 31,
	2016	2015
Investment income
Interest income	$1,382,465	$233,345
Other fee income	15,000	11,202
Total investment income	1,397,465	244,547
Operating expenses
Interest expense from obligations under participation agreements	621,265	78,822
Marketing expenses	362,253	253,179
Professional fees	291,731	220,091
Base management fees	245,239	76,018
Amortization of offering costs	167,177	355,533
Operating expense reimbursement to Adviser (Note 4)	115,113	150,124
Insurance expense	53,466	56,798
Incentive fees on capital gain (1)	42,390	—
General and administrative expenses	31,432	17,546
Directors’ fees	24,125	38,750
Total operating expenses	1,954,191	1,246,861
Less: Expense reimbursement from Adviser	—	(576,755)
Net operating expenses	1,954,191	670,106
Net investment loss	(556,726)	(425,559)
Net change in unrealized appreciation on investments	287,912	—
Net change in unrealized appreciation on obligations under participation agreements	(75,965)	—
Net decrease in net assets resulting from operations	$(344,779)	$(425,559)

Per common share data:
Net investment loss per share	$(0.12)	$(0.33)
Net decrease in net assets per share resulting from operations	$(0.08)	$(0.33)
Weighted average common shares outstanding	4,475,224	1,282,925
_______________

(1)
Incentive fees on capital gains are based on 20% of net unrealized capital gains of $211,947. No incentive fees on capital gains are actually payable by the Company with respect to unrealized gains unless and until those gains are actually realized.

See notes to financial statements.

Terra Income Fund 6, Inc.
Statements of Changes in Net Assets
(Unaudited)

	Three Months Ended December 31,
	2016	2015
Operations
Net investment loss	$(556,726)	$(425,559)
Net change in unrealized appreciation on investments	287,912	—
Net change in unrealized appreciation on obligations under participation agreements	(75,965)	—
Net decrease in net assets resulting from operations	(344,779)	(425,559)

Stockholder distributions
Dividends from return of capital	(1,123,928)	(321,405)
Net decrease in net assets resulting from stockholder distributions	(1,123,928)	(321,405)

Capital share transactions
Issuance of common stock	7,636,409	11,997,169
Selling commissions, dealer manager fees and transaction charges	(696,058)	(1,090,682)
Reinvestment of stockholder distributions	379,564	113,650
Offering costs	—	(37,348)
Net increase in net assets resulting from capital share transactions	7,319,915	10,982,789
Net increase in net assets	5,851,208	10,235,825
Net assets, at beginning of period	42,474,748	10,161,072
Net assets, at end of period	$48,325,956	$20,396,897

Capital Share Activity
Shares outstanding, at beginning of period	4,222,358	926,357
Shares issued from subscriptions	616,637	969,153
Shares issued from reinvestment of stockholder distributions	31,953	9,571
Shares outstanding, at end of period	4,870,948	1,905,081
See notes to financial statements.

Terra Income Fund 6, Inc.
Statements of Cash Flows
(Unaudited)

	Three Months Ended December 31,
	2016	2015
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(344,779)	$(425,559)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized appreciation on investments	(287,912)	—
Net change in unrealized appreciation on obligations under participation agreements	75,965	—
Amortization of deferred offering costs	167,177	355,533
Amortization and accretion of investment-related fees, net	93,673	—
Paid-in-kind interest, net	(14,471)	—
Amortization of discount on investment	(2,143)	—
Purchases of investments	(12,000,000)	(20,800,000)
Proceeds from obligations under participation agreements	—	14,300,000

Changes in operating assets and liabilities:
Decrease (increase) in cash, restricted	47,945	(2,048,548)
Increase in interest receivable	(124,752)	(65,122)
Increase in deferred offering costs	(121,135)	—
Decrease (increase) in prepaid expenses and other assets	195,027	(11,360)
Increase (decrease) in due to Adviser, net	523,483	(362,382)
(Decrease) increase in interest reserve and other deposits held on investments	(47,945)	2,048,548
Increase (decrease) in unsettled stock subscriptions	340,768	(111,797)
(Decrease) increase in accrued expenses	(19,851)	102,287
Increase in interest payable from obligations under participation agreements	1,483	27,872
Increase in directors’ fees payable	18,500	—
(Decrease) increase in other liabilities	(105,581)	53,588
Net cash used in operating activities	(11,604,548)	(6,936,940)

Cash flows from financing activities:
Issuance of common stock	7,636,409	11,997,169
Payments of stockholder distributions	(744,364)	(207,755)
Payments of selling commissions, dealer manager fees and transaction charges	(410,190)	(885,701)
Payments of offering costs	—	(37,348)
Net cash provided by financing activities	6,481,855	10,866,365
Net (decrease) increase in cash and cash equivalents	(5,122,693)	3,929,425
Cash and cash equivalents, at beginning of period	31,634,296	8,248,797
Cash and cash equivalents, at end of period	$26,511,603	$12,178,222

Supplemental disclosure of cash flow information:
Interest paid on obligations under participation agreements	$441,650	$72,200
Supplemental non-cash information:
Reinvestment of stockholder distribution	$379,564	$113,650
See notes to financial statements.

Terra Income Fund 6, Inc.
Schedule of Investments
December 31, 2016
 (Unaudited)

Portfolio Company (1)	Structure	Collateral Location	Property Type	Interest Rate	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)	% of Net Assets (3)
Investments — non-controlled:
KOP Hotel XXXI Mezz, LP. (4) (5)	Mezzanine loan	US - PA	Hotel	13.00%	11/24/2015	12/6/2022	$5,800,000	$5,780,181	$5,954,148	12.3%
QPT 24th Street Mezz, LLC (4) (5) (6)	Mezzanine loan	US - NY	Land	12.00% Current/ 2.00% PIK	12/15/2015	6/15/2017	15,337,224	15,391,525	15,480,991	32.0%
Hertz Clinton One Mezzanine, LLC	Mezzanine loan	US - MS	Office	12.00%	3/18/2016	1/1/2025	2,500,000	2,431,429	2,431,429	5.0%
GAHC3 Lakeview IN Medical Plaza, LLC (7)	B-Note	US - IN	Office	11.60% + LIBOR	6/17/2016	1/21/2019	3,074,671	3,074,671	3,074,671	6.4%
YIP Santa Maria LLC	Mezzanine loan	US - CA	Hotel	13.00%	11/15/2016	12/9/2019	4,500,000	4,459,865	4,534,887	9.4%
Total investments — non-controlled								$31,137,671	$31,476,126	65.1%

Investments through participation interest — non-controlled:
TSG-Parcel 1, LLC (4) (8)	Participation in First Mortgage (9)	US - CA	Land	12.00%	7/17/2015	4/10/2017	$2,000,000	$2,020,000	$2,033,300	4.2%
140 Schermerhorn Street Mezz LLC (4)	Participation in Mezzanine Loan (9)	US - NY	Hotel	12.00%	11/16/2016	12/1/2019	7,500,000	7,431,081	7,559,450	15.7%
Total investments through participation interest — non-controlled								$9,451,081	$9,592,750	19.9%

Total Investments								$40,588,752	$41,068,876	85.0%
_______________

(1)	All the Company’s investments are issued by an eligible U.S. portfolio company, as defined in the Investment Company Act of 1940.

(2)	Because there is no readily available market for these investments, the fair value of these investments are approved in good faith by the Company’s board of directors.

(3)	Percentages are based on net assets of $48,325,956 as of December 31, 2016.

(4)	Participation interest is with Terra Property Trust, Inc., a related-party real estate investment trust managed by an affiliate of the Company’s sponsor.

(5)
The loan participations from the Company do not qualify for sale accounting under Accounting Standards Codification (“ASC”) Topic 860 — Transfers and Servicing (“ASC Topic 860”), and therefore, these loans remain in the Schedule of Investments. See “Obligations under Participation Agreements” in Note 3 in the accompanying notes to the financial statements.

(6)	Principal amount includes paid-in-kind (“PIK”) interest of $337,224.

(7)
The interest rate for this investment is indexed to London Interbank Offered Rate (“LIBOR”). At December 31, 2016, the effective interest rate on this investment was 12.37%. As of December 31, 2016, this investment had an unfunded commitment of $425,329.

(8)	This loan was extended in January 2017.

(9)	See “Participation Agreements” in Note 4 in the accompanying notes to the financial statements.

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

(5)
The loan participations from the Company do not qualify for sale accounting under ASC Topic 860 and therefore, these loans remain in the Schedule of Investments. See “Obligations under Participation Agreements” in Note 3 in the accompanying notes to the financial statements.

(6)	Principal amount includes PIK interest of $250,568.

(7)
The interest rate for this investment is indexed to LIBOR. At September 30, 2016, the effective interest rate on this investment was 12.13%. As of September 30, 2016, this investment had an unfunded commitment of $425,329.

(8)	See “Participation Agreements” in Note 4 in the accompanying notes to the financial statements.

See notes to financial statements.

Terra Income Fund 6, Inc.
Notes to Financial Statements (Unaudited)

Note 1. Principal Business and Organization
Terra Income Fund 6, Inc. (the “Company”) was incorporated under the general corporation laws of the State of Maryland on May 15, 2013. On March 2, 2015, the Company filed a public registration statement on Form N-2 (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) to offer a minimum of $2.0 million of common stock and a maximum of $1.0 billion of common stock in a continuous public offering (the “Offering”). The Company formally commenced operations on June 24, 2015, upon raising gross proceeds in excess of $2.0 million (the “Minimum Offering Requirement”) from sales of shares of its common stock in the Offering, including sales to persons who are affiliated with the Company or its adviser, Terra Income Advisors, LLC (“Terra Income Advisors”). Since commencing the Offering and through December 31, 2016, the Company has sold 4,759,457 shares of common stock, including shares purchased by Terra Capital Partners, LLC, the Company’s sponsor, and excluding shares sold through the distribution reinvestment plan (“DRIP”), in both an initial private placement and from the Offering, for gross proceeds of approximately $58.9 million. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be taxed for federal income tax purposes, and to qualify annually thereafter, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).The Company’s investment activities are externally managed by Terra Income Advisors, a private investment firm affiliated with the Company, pursuant to an investment advisory and administrative services agreement (the “Investment Advisory Agreement”), under the oversight of the Company’s board of directors (the “Board”), a majority of whom are independent directors. Terra Income Advisors is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (see Note 4).
The Company has retained Terra Capital Markets, LLC (“Terra Capital Markets”), an affiliate of Terra Income Advisors, to serve as the dealer manager of the Offering. As dealer manager, Terra Capital Markets is responsible for marketing the Company’s shares being offered pursuant to the Offering. The Company intends to file post-effective amendments to the Registration Statement that are subject to SEC review to allow it to continue the Offering for at least two years from the initial effective date of the Registration Statement.
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation:  The accompanying interim financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information. The accompanying interim financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X. The Company is an investment company, as defined under U.S. GAAP, and applies accounting and reporting guidance in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 946, Financial Services — Investment Companies.
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
Investment Transactions and Investment Income (Expense):  The Company records investment transactions on the trade date. Realized gains or losses on dispositions of investments represent the difference between the amortized cost of the investment, based on the specific identification method, and the proceeds received from the sale or maturity (exclusive of any prepayment penalties). Realized gains and losses and changes in unrealized gains and losses are recognized in the statements of operations. Interest income is accrued based upon the outstanding principal amount and contractual terms of the debt instruments and preferred equity investments. Interest is accrued on a daily basis. Discounts and premiums on investments purchased are accreted or amortized over the expected life of the respective investment using the effective yield method, and are included in interest income in the statements of operations. Loan origination fees and exit fees are capitalized and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. The amortized cost of investments represents the original cost adjusted for the accretion of discounts on investments and exit fees, and the amortizations of premiums on investments and origination fees. As prepayment(s), partial or full, occurs on an investment, prepayment income is recognized. All other income is recognized when earned.
The Company holds a debt investment in its portfolio that contains PIK interest provision. The PIK interest, which represents contractually deferred interest that is added to the principal balance that is due at maturity, is recorded on the accrual basis.
Participation Interests: The Company follows the guidance in ASC Topic 860 – Transfers and Servicing, when accounting for loan participations. Such guidance requires participations interests meet certain criteria in order for the interest transaction to be recorded as a sale. Loan participations from the Company which do not qualify for sale treatment remain on the Company’s statements of assets and liabilities and the proceeds are recorded as obligations under participation agreements. For the investments which participation has been granted, the interest earned on the entire loan balance is recorded within “interest income” and the interest related to the participation interest is recorded within “interest expense from obligations under participation agreements” in the accompanying statements of operations. See “Obligations under Participation Agreements” in Note 3 for additional information.
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

Notes to Financial Statements (Unaudited)

requires subjective judgment and consideration of factors specific to the investment. The fair values of the Company’s investments are determined in good faith by the Board pursuant to the Company’s valuation policy and consistently applied valuation process. It is expected that the Company’s investments will primarily be classified as Level 3 investments.
Transaction Charge Payable: The Company pays Terra Capital Markets a total transaction charge (formerly referred to as distribution fee) of 4.5% of the gross proceeds from the sale of shares in the Offering, excluding shares sold through the DRIP. The transaction charge is recorded as a liability on the date of stockholder admittance with a corresponding reduction to equity and is payable annually at a rate of 1.125% of gross proceeds with respect to each share sold in the Offering on the first, second, third and fourth anniversaries of the month of purchase. The Company will no longer incur the transaction charge after the Offering is terminated or sooner if total underwriting compensation incurred in respect of the Offering reaches 10.0% of the gross offering proceeds.
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
Income Taxes:  The Company has elected to operate so as to qualify to be taxed as a RIC as defined under Subchapter M of the Code. Generally, a RIC is not required to pay corporate-level federal income tax on income and gains distributed to stockholders, provided that it distributes at least 90.0% of “investment company taxable income,” as defined in the Code, each year and meets specified source-of-income and asset diversification requirements. Dividends paid up to one year after the current tax year can be carried back to the prior tax year for determining the dividends paid in such tax year. The Company intends to distribute sufficient dividends to maintain its qualification to be taxed as a RIC each year. The Company will also be subject to nondeductible federal excise taxes of 4.0% on undistributed income if it does not distribute an amount at least equal to the sum of (i) 98.0% of its ordinary income for the calendar year; (ii) 98.2% of its capital gain net income for the one-year period ending on October 31 of the calendar year; and (iii) any ordinary income and capital gain net income for the preceding year that were not distributed during such year and on which it paid no federal income tax.
The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its statements of operations. For the three months ended December 31, 2016 and 2015, the Company did not incur any interest or penalties. Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The Company’s inception-to-date federal tax years remain subject to examination by the Internal Revenue Service and the state department of revenue.
Use of Estimates:  The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities

Notes to Financial Statements (Unaudited)

at the date of the financial statements, and reported amounts of income, expenses and gains and losses during the reporting period. Actual results could differ from those estimates, and those differences could be material.
The financial statements include investments at fair value of approximately $41.1 million and $28.7 million at December 31, 2016 and September 30, 2016, respectively, and obligations under participation agreements at fair value of approximately $14.7 million and $14.6 million at December 31, 2016 and September 30, 2016, respectively. These fair values have been determined in good faith by the Board. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments and obligations under participation agreements, and the differences could be material.
Recent Accounting Pronouncements: In January 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 retains many current requirements for the classification and measurement of financial instruments; however, it significantly revises an entity’s accounting related to (i) the classification and measurement of investments in equity securities and (ii) the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments. This guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is not permitted for public business entities. Management is currently evaluating the impact these changes will have on the Company’s financial statements and disclosures.
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
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, a consensus of the FASB’s Emerging Issues Task Force (“ASU 2016-18”). ASU 2016-18 requires that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 does not provide a definition of restricted cash or restricted cash equivalents. ASU 2016-18 is effective for public business entities for annual and interim periods beginning after December 15, 2017. For all other entities, ASU 2016-18 is effective for fiscal years beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period, and should be applied using a retrospective transition method. Management is currently evaluating the impact of this change will have on the Company’s financial statements and disclosures.
Note 3. Investments
The following tables show the composition of the investment portfolio, at amortized cost and fair value at December 31, 2016 and September 30, 2016, respectively (with corresponding percentage of total portfolio investments):

	December 31, 2016
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Loans (1)	$31,137,671	76.7%	$31,476,126	76.6%
Loans through participation interest (Note 4)	9,451,081	23.3%	9,592,750	23.4%
Total	$40,588,752	100.0%	$41,068,876	100.0%

	September 30, 2016
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Loans (1)	$26,554,524	93.0%	$26,723,922	93.0%
Loans through participation interest (Note 4)	2,000,000	7.0%	2,022,814	7.0%
Total	$28,554,524	100.0%	$28,746,736	100.0%
_______________
(1)Amortized cost includes PIK interest of $337,224 and $250,568 as of December 31, 2016 and September 30, 2016, respectively.

Notes to Financial Statements (Unaudited)

Obligations under Participation Agreements
The Company has elected the fair value option under ASC Topic 825 — Financial Instruments relating to accounting for debt obligations at their fair value for its obligations under participation agreements which arose due to partial loan sales which did not meet the criteria for sale treatment under ASC Topic 860. The Company employs the same yield approach valuation methodology used for the real-estate related loan investments on the Company’s obligations under participation agreements. As of December 31, 2016 and September 30, 2016, obligations under participation agreements at fair value totaled approximately $14.7 million and $14.6 million, respectively, and the fair value of the loans that are associated with these obligations under participation agreements was approximately $21.4 million and $21.2 million, respectively, (See “Participation Agreements” in Note 4). For the three months ended December 31, 2016 and 2015, there were no repayments on obligations under participation agreements. The weighted average interest rate on the obligations under participation agreements was approximately 13.9% and 13.9% as of December 31, 2016 and September 30, 2016, respectively.
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

Notes to Financial Statements (Unaudited)

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
The following tables present fair value measurements of investments, by major class, as of December 31, 2016 and September 30, 2016, according to the fair value hierarchy:

	December 31, 2016
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Loans	$—	$—	$31,476,126	$31,476,126
Loans through participation interest	—	—	9,592,750	9,592,750
Total Investments	$—	$—	$41,068,876	$41,068,876

Obligations under participation agreements	$—	$—	$14,747,858	$14,747,858

Notes to Financial Statements (Unaudited)

	September 30, 2016
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Loans	$—	$—	$26,723,922	$26,723,922
Loans through participation interest	—	—	2,022,814	2,022,814
Total Investments	$—	$—	$28,746,736	$28,746,736

Obligations under participation agreements	$—	$—	$14,560,606	$14,560,606
Changes in Level 3 investments for the three months ended December 31, 2016 and 2015 were as follows:

	Three Months Ended December 31, 2016
	Loans	Loans Through Participation	Total Investments	Obligations under Participation Agreements
Balance as of October 1, 2016	$26,723,922	$2,022,814	$28,746,736	$14,560,606
Net change in unrealized appreciation on investments	169,058	118,854	287,912	—
Purchases	4,500,000	7,500,000	12,000,000	—
Unamortized exit fees and origination fees, net	(5,654)	(48,918)	(54,572)	39,101
PIK interest income	86,657	—	86,657	—
Amortization of discount on investment	2,143	—	2,143	—
Net change in unrealized appreciation on obligations under participation agreements	—	—	—	75,965
Proceeds from obligations under participation agreements	—	—	—	—
PIK interest expense	—	—	—	72,186
Balance as of December 31, 2016	$31,476,126	$9,592,750	$41,068,876	$14,747,858
Unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized appreciation on investments and obligations under participation agreements	$169,058	$118,854	$287,912	$75,965

	Three Months Ended December 31, 2015
	Loans	Loans Through Participation	Total Investments	Obligations under Participation Agreements
Balance as of October 1, 2015	$—	$2,000,000	$2,000,000	$—
Purchases	20,800,000	—	20,800,000	—
Proceeds from obligations under participation agreements	—	—	—	14,300,000
Balance as of December 31, 2015	$20,800,000	$2,000,000	$22,800,000	$14,300,000
Unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net unrealized appreciation on investments and obligations under participation agreements	$—	$—	$—	$—

Notes to Financial Statements (Unaudited)

Purchases represent the acquisition of new investments at cost. Redemptions represent principal payments received during the period.
Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur. For the three months ended December 31, 2016 and 2015, there were no transfers.
Significant Unobservable Inputs
The following table summarizes the significant unobservable inputs used by the Company to value the Level 3 investments as of December 31, 2016 and September 30, 2016. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

December 31, 2016
		Primary Valuation Technique	Unobservable Input	Range		Weighted
Asset Category	Fair Value			Minimum	Maximum	Average
Assets:
Loans	$31,476,126	Discounted cash flow	Discount rate	9.99%	13.41%	12.02%
Loans through participation interest	9,592,750	Discounted cash flow	Discount rate	11.00%	13.20%	11.46%
Total Level 3 Assets	$41,068,876
Liabilities:
Obligations under Participation Agreements	$14,747,858	Discounted cash flow	Discount rate	11.90%	12.20%	12.16%

September 30, 2016
		Primary Valuation Technique	Unobservable Input	Range		Weighted
Asset Category	Fair Value			Minimum	Maximum	Average
Assets:
Loans	$26,723,922	Discounted cash flow	Discount rate	10.29%	13.82%	12.88%
Loans through participation interest	2,022,814	Discounted cash flow	Discount rate	9.09%	9.09%	9.09%
Total Level 3 Assets	$28,746,736
Liabilities:
Obligations under Participation Agreements	$14,560,606	Discounted cash flow	Discount rate	11.90%	13.82%	13.58%
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

	Three Months Ended December 31,
	2016	2015
Amounts Included in the Statements of Operations
Base management fees	$245,239	$76,018
Incentive fees on capital gains (1)	42,390	—
Operating expense reimbursement to Adviser (2)	115,113	150,124
Expense Support Payment from Adviser	—	(576,755)

Commissions, dealer manager fees and transaction charges incurred
Commissions, dealer manager fees and transaction charges (3)	$698,478	$1,091,662
_______________

(1)
Incentive fees on capital gains are based on 20% of net unrealized capital gains of $211,947. No incentive fees on capital gains are actually payable by the Company with respect to unrealized gains unless and until those gains are actually realized.

Notes to Financial Statements (Unaudited)

(2)	Amounts were primarily compensation for time spent supporting the Company’s day-to-day operations.

(3)
Approximately $0.5 million and $0.7 million, respectively, were re-allowed to selected broker-dealers. Amounts were recorded as reductions to capital in excess of par on the statements of assets and liabilities.

Due to / Due from Adviser
The Company determined that it has the right of offset on the amounts due to and due from Terra Income Advisor under the guidance in ASC Topic 210 – Balance Sheet. As such, the net amount is presented as Due to Adviser, net on the statements of assets and liabilities. The following table presents a summary of Due to Adviser, net as of December 31, 2016 and September 30, 2016:

	December 31, 2016	September 30, 2016
Due to Adviser:
Organization and offering costs	$1,914,872	$2,051,479
Reimbursable costs - marketing and other operating expense	—	863,012
Base management fee and expense reimbursement payable	37,101	823,444
Incentive fees on capital gains	70,318	27,928
	2,022,291	3,765,863
Due from Adviser:
Expense support payments	—	2,267,055
Due to Adviser, net	$2,022,291	$1,498,808
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

Notes to Financial Statements (Unaudited)

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
Organization and Offering Expenses
For the three months ended December 31, 2016 and 2015, Terra Income Advisors did not incur organization costs on behalf of the Company.
As of December 31, 2016 and September 30, 2016, Terra Income Advisors incurred cumulative organization costs of approximately $0.2 million and $0.2 million, respectively, and cumulative offering costs of approximately $2.3 million and $2.2 million, respectively, on behalf of the Company. Offering expenses consist of costs paid by Terra Income Advisors that are directly related to the registration and offering of the Company’s shares, including registration fees, legal fees and printing costs. Organization costs include those expenses paid by Terra Income Advisors for the legal organization, drafting and filing of the Company’s charter and other governance documents and include, but are not limited to, legal, accounting and filing fees.
Upon meeting the Minimum Offering Requirement, Terra Income Advisors is responsible for the payment of the Company’s cumulative organization and offering expenses to the extent such expenses exceed 1.5% of the gross proceeds from the Offering, without recourse against or reimbursement by the Company. As a result, Terra Income Advisors will bear all organization and offering expenses in excess of 1.5% of the gross proceeds from the Offering. Through December 31, 2016, the Company believes that it is highly likely that it will raise sufficient funds to reimburse Terra Income Advisors in full for all cumulative organization and offering expenses incurred to date and has accrued those expenses and costs. As of December 31, 2016 and September 30, 2015, the unreimbursed amount in excess of the 1.5% threshold was approximately $1.6 million and $1.6 million, respectively, and is included in Due to Adviser, net on the statements of assets and liabilities. For the three months ended December 31, 2016, and 2015, the Company made reimbursement payments of approximately $0.3 million and $0.1 million, respectively, to Terra Income Advisors for offering costs incurred on behalf of the Company.
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
On April 27, 2016, the Company adopted an amended and restated dealer manager agreement (the “Amended Dealer Manager Agreement”). Under the terms of the Amended Dealer Manager Agreement, Terra Capital Markets receives selling commissions of 3.0% of gross proceeds from the Offering, dealer manager fees of up to 1.5% of the gross proceeds from the Offering, and broker-dealer fees of up to 1.0% of gross proceeds from the Offering for reimbursement of marketing and expenses, in connection

Notes to Financial Statements (Unaudited)

with the sale of shares of the Company’s common stock in the Offering, all or a portion of which may be re-allowed to selected broker-dealers. In addition, Terra Capital Markets receives a transaction charge at an annual rate of 1.125% of gross offering proceeds, excluding shares sold through the DRIP, all or a portion of which may be re-allowed to selected broker-dealers for services performed in connection with the distribution of the Company’s shares. The transaction charge is payable annually with respect to each share sold in the primary offering on the first, second, third, and fourth anniversaries of the month of purchase. In connection with the adoption of the Amended Dealer Manager Agreement, Terra Capital Markets reimbursed the Company approximately $1.3 million for commissions and dealer manager fees the Company paid related to the shares sold on and prior to February 20, 2016, the last shareholder admittance date prior to the adoption of the Amended Dealer Manager Agreement. The reimbursement amount will be paid back to Terra Capital Markets on the first, second, third and fourth anniversaries of the months of purchase. As of December 31, 2016 and September 30, 2016, total transaction charge payable was $2.4 million and $2.2 million, respectively, as reflected on the statements of assets and liabilities.
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

Notes to Financial Statements (Unaudited)

Participation Agreements
The Company may enter into participation agreements with related and unrelated parties, primarily other affiliated funds of Terra Income Advisors. The participation agreements provide the Company with the opportunity to invest along the same terms, conditions, price and rights in the specified investment. The purpose of the participation agreements is to allow the Company and an affiliate to originate a specified investment when, individually, the Company does not have the liquidity to do so or to achieve a certain level of portfolio diversification. The Company may transfer portions of its investments to other participants or it may be a participant to an investment held by another entity.
ASC Topic 860, Transfers and Servicing, establishes accounting and reporting standards for transfers of financial assets. ASC 860-10 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Company has determined that the participation agreements it enters into are accounted for as secured borrowings under ASC Topic 860 (see “Participation Interests” in Note 2 and “Obligations under Participation Agreements” in Note 3).
Participation interest purchased by the Company: The below tables list the investment interests participated by the Company via Participation Agreement (the “PA”) as of December 31, 2016 and September 30, 2016. In accordance with the terms of each PA, each Participant’s rights and obligations, including interest income and other income (e.g., exit fee and prepayment income) and related fees/expenses are based upon its respective pro-rata participation interest in such investments, as specified in the respective PA. The Company’s share of the investment is repayable only from the proceeds received from the related borrower/issuer of the investment, and therefore the Company is also subject to the credit risk (i.e., risk of default by the underlying borrower/issuer).
Pursuant to the PA, the affiliated fund receives and allocates the interest income and other related investment incomes in respect of the investment to the Company. The Company pays related expenses (i.e., the base management fee) directly to Terra Income Advisors.

	Participating Interests at December 31, 2016	December 31, 2016		September 30, 2016
		Principal Balance	Fair Value	Principal Balance	Fair Value
TSG-Parcel 1, LLC (1)	88.9%	$2,000,000	$2,033,300	$2,000,000	$2,022,814
140 Schermerhorn Street Mezz LLC (1) (2)	50.0%	7,500,000	7,559,450	—	—
Total		$9,500,000	$9,592,750	$2,000,000	$2,022,814
_______________

(1)	Participation through Terra Property Trust, Inc., an affiliated fund managed by the Adviser.

(2)	The Company acquired this investment in November 2016.
Transfers of participation interests by the Company: The following table summarizes the investments that were subject to PAs with investment partnerships affiliated with Terra Income Advisors as of December 31, 2016 and September 30, 2016:

			December 31, 2016
			Transfers treated as obligations under participation agreements
	Principal	Fair Value	% Transferred	Principal	Fair Value
KOP Hotel XXXI Mezz, LP. (1) (2)	$5,800,000	$5,954,148	31.0%	$1,800,000	$1,847,839
QPT 24th Street Mezz, LLC (1)	15,337,224	15,480,991	83.3%	12,780,220	12,900,019
Total	$21,137,224	$21,435,139		$14,580,220	$14,747,858

Notes to Financial Statements (Unaudited)

			September 30, 2016
			Transfers treated as obligations under participation agreements
	Principal	Fair Value	% Transferred	Principal	Fair Value
KOP Hotel XXXI Mezz, LP. (1)(2)	$5,800,000	$5,969,398	31.0%	$1,800,000	$1,852,572
QPT 24th Street Mezz, LLC (1)	15,250,568	15,250,567	83.3%	12,708,034	12,708,034
Total	$21,050,568	$21,219,965		$14,508,034	$14,560,606
_______________

(1)
The principal amount includes PIK interest of $337,224 and $250,568 as of December 31, 2016 and September 30, 2016, respectively, of which $280,220 and $208,034 was treated as obligations under participation agreements, respectively.

(2)	Participant is Terra Property Trust, Inc., an affiliated fund managed by the Adviser.
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
Note 5. Commitments and Contingencies
In the ordinary course of business, the Company may enter into future funding commitments. As of both December 31, 2016 and September 30, 2016, the Company had approximately $0.4 million of unfunded commitments. The Company maintains sufficient cash on hand to fund such unfunded commitments.
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
In order to maintain its qualification to be taxed as a RIC, the Company is required to meet certain income and asset diversification tests in addition to distributing at least 90% of its investment company taxable income, as defined by the Code, each year. Because federal income tax regulations differ from U.S. GAAP, distributions in accordance with tax regulations may differ from net investment for financial reporting purposes. Differences may be permanent or temporary in nature. Permanent

Notes to Financial Statements (Unaudited)

differences are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes.
Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes unrealized appreciation (depreciation) on investments as investment gains and losses are not included in taxable income until they are realized.
The following table reconciles net decrease in net assets resulting from operations to taxable loss:

	Three Months Ended December 31,
	2016	2015
Net investment loss	$(344,779)	$(425,559)
Net change in unrealized appreciation on investments	(287,912)	—
Net change in unrealized appreciation on obligations under participation agreements	75,965	—
Amortization of deferred offering costs	167,177	355,533
Expense reimbursement from Adviser	—	(576,755)
Incentive fees on capital gains	42,390	—
Other temporary differences (1)	53,391	36,279
Total taxable loss	$(293,768)	$(610,502)
_______________

(1)	Other temporary differences primarily related to deferred origination fee and amortization of organization fee and exit fee.

The following table reflects, for tax purposes, the estimated sources of the cash distributions that the Company has paid on its common stock during the three months ended December 31, 2016 and 2015:

	Three Months Ended December 31,
	2016		2015
Source of Distribution	Distribution Amount (1)	Percentage	Distribution Amount (1)	Percentage
Return of capital	$1,123,928	100.0%	$321,405	—
Ordinary income	—	—	—	—
Distributions on a tax basis:	$1,123,928	100.0%	$—	—
_______________

(1)
The Distribution Amount and Percentage reflected for the three months ended December 31, 2016 are estimated figures. The actual source of distributions for the fiscal year ending 2016 will be calculated in connection with the Company’s year-end procedures.

As of December 31, 2016, the Company did not have differences between book basis and tax basis cost of investments.
Note 7. Directors’ Fees
The Company’s directors who do not serve in an executive officer capacity for the Company or Terra Income Advisors are entitled to receive annual cash retainer fees, fees for attending board and committee meetings and annual fees for serving as a committee chairperson. These directors receive an annual fee of $20,000, plus $2,500 for each board meeting attended in person, $1,000 for each board meeting attended via teleconference and $1,000 for each committee meeting attended. In addition, the chairman of the audit committee receives an annual fee of $7,500 and the chairman of each of the nominating and corporate governance and the valuation committees, and any other committee, receives an annual fee of $2,500 for their additional services. For the three months ended December 31, 2016 and 2015, the Company recorded approximately $0.02 million and $0.04 million for directors’ fees expense, respectively.
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
Note 8. Capital
The Company entered into a stock purchase agreement with Terra Capital Partners, the Company’s sponsor. On September 19, 2014, pursuant to a private placement, Terra Capital Partners contributed cash consideration of $125,000 to purchase approximately 11,111 shares of common stock at $11.25 per share. On October 20, 2014, pursuant to a private placement, Terra Capital Partners contributed an additional $50,000 in cash to purchase approximately 4,445 additional shares of common stock at $11.25 per share. As of December 31, 2016, the Company had 4,870,948 shares of common stock outstanding.
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
On January 13, 2017, the Board determined to change the initial offering price from $12.50 per share to $10.90 per share, effective as of January 17, 2017.
Note 9. Net Decrease in Net Assets
Loss per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of December 31, 2016 and September 30, 2016, there were no dilutive shares.
The following information sets forth the computation of the weighted average net decrease in net assets per share from operations for the three months ended December 31, 2016 and 2015:

	Three Months Ended December 31,
Basic	2016	2015
Net decrease in net assets resulting from operations	$(344,779)	$(425,559)
Weighted average common shares outstanding	4,475,224	1,282,925
Net decrease in net assets per share resulting from operations	$(0.08)	$(0.33)
Note 10. Distributions
Dividends from net investment income and capital gain distributions are determined in accordance with U.S. federal income tax regulations, which differ from U.S. GAAP.

The following table reflects the Company’s distributions for the three months ended December 31, 2016 and 2015:

Record Date	Payment Date	Per Share Per Day	Distributions Paid in Cash	Distributions Paid through the DRIP	Total Distributions Paid/Accrued
October 20, 2016	October 31, 2016	$0.002733	$237,090	$123,938	$361,028
November 20, 2016	November 30, 2016	0.002733	242,959	123,376	366,335
December 20, 2016	December 31, 2016	0.002733	264,315	132,250	396,565
			$744,364	$379,564	$1,123,928

Record Date	Payment Date	Per Share Per Day	Distributions Paid in Cash	Distributions Paid through the DRIP	Total Distributions Paid/Accrued
October 20, 2015	October 31, 2015	$0.002740	$56,467	$27,330	$83,797
November 20, 2015	November 30, 2015	0.002740	66,042	37,026	103,068
December 20, 2015	December 31, 2015	0.002740	85,246	49,294	134,540
			$207,755	$113,650	$321,405
On January 13, 2017, the Board authorized a series of monthly cash distributions. Each of the cash distributions are in an amount equal to 8% on an annualized basis, which based on the public offering price of $10.90 is equal to $0.002389 per share per day. The cash distributions are payable on the last business day of each month beginning in January 2017 to stockholders of record as of the first business day following the 20th day of each immediately preceding month.
Note 11. Financial Highlights
The following is a schedule of financial highlights for the three months ended December 31, 2016 and 2015:

	Three Months Ended December 31,
	2016	2015
Per share data:
Net asset value at beginning of period	$10.06	$10.97
Results of operations (1):
Net investment loss	(0.12)	(0.33)
Net change in unrealized appreciation on investments	0.06	—
Net change in unrealized appreciation on obligations under participation agreements	(0.02)	—
Net decrease in net assets resulting from operations	(0.08)	(0.33)
Stockholder distributions (2):
Dividends declared from return of capital	(0.25)	(0.25)
Net decrease in net assets resulting from stockholder distributions	(0.25)	(0.25)
Capital share transactions:
Other (3)	0.19	0.32
Net increase in net assets resulting from capital share transactions	0.19	0.32
Net asset value, end of period	$9.92	$10.71
Shares outstanding at end of period	4,870,948	1,905,081
Total return (4)	0.71%	0.01%
Ratio/Supplemental data:
Net assets, end of period	$48,325,956	$20,396,897
Ratio of net investment loss to average net assets (5)	(4.87)%	(11.08)%
Ratio of operating expenses to average net assets (5)	4.30%	17.45%
Portfolio turnover	—%	—%
_______________

Notes to Financial Statements (Unaudited)

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

(2)	The per share data for distributions reflects the actual amount of distributions declared per share during the period.

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

(5)
For the period ended September 30, 2015, excluding the expense support and conditional reimbursement, the ratios of net investment loss and operating expenses to average net assets are (26.10)% and 32.47%, respectively.

Note 12. Subsequent Events
The management of the Company has evaluated events and transactions through February 14, 2017, the date the financial statements were issued, and has determined that there are no material events that would require adjustment to or disclosure in the Company’s financial statements other than those listed below.
From January 1, 2017 through February 14, 2017, the Company has issued 206,849 shares of common stock, including shares issued pursuant to the DRIP. The gross proceeds from these issuances including proceeds from shares issued pursuant to the DRIP were approximately $2.5 million.
On January 13, 2017, the Company decreased the public offering price of its common stock from $12.50 per share to $10.90 per share. The decrease in the public offering price was effective as of the Company's January 17, 2017 bi-monthly closing and first applied to subscriptions received from December 31, 2016 through January 16, 2017.

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

•
actual and potential conflicts of interest with any of the following affiliated entities: Terra Income Advisors, LLC, our investment adviser (“Terra Income Advisors”); Terra Capital Partners, LLC, our sponsor; Terra Secured Income Fund, LLC and, together with Terra Secured Income Fund 2, LLC, Terra Secured Income Fund 3, LLC, Terra Secured Income Fund 4, LLC, Terra Secured Income Fund 5, LLC, Terra Secured Income Fund 5 International, Terra Income Fund International and Terra Secured Income Fund 7, LLC, the “Terra Income Funds”; Terra Property Trust, Inc., a subsidiary of Terra Secured Income 5, LLC; Terra Capital Advisors, LLC; Terra Capital Advisors 2, LLC; Terra Income Advisors 2, LLC; or any of their affiliates;

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
Also, we have agreed to pay selling commissions, broker-dealer fees, a dealer manager fee and transaction charges (formerly referred to as distribution fees), and to reimburse Terra Income Advisors for our organization and offering expenses up to a maximum amount equal to 1.5% of the gross proceeds from our continuous public offering of our company stock (the “Offering”). Terra Income Advisors will bear all organization and offering expenses in excess of this amount.
Our primary investment objectives are to pay attractive and stable cash distributions and to preserve, protect and return capital contributions to stockholders. Our investment strategy is to use substantially all of the proceeds of the Offering to originate and manage a diversified portfolio consisting of (i) commercial real estate loans to U.S. companies qualifying as “eligible portfolio companies” under the 1940 Act, including mezzanine loans, first and second lien mortgage loans, subordinated mortgage loans, bridge loans and other commercial real estate-related loans related to or secured by high quality commercial real estate in the United States and (ii) preferred equity real estate investments in U.S. companies qualifying as “eligible portfolio companies” under the 1940 Act. We may also purchase select commercial real estate-related debt securities, such as commercial mortgage-backed securities or collateralized debt obligations; provided, however, that we will select all investments after considering our ability to continue to qualify to be taxed as a RIC.
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

	December 31, 2016
	Gross Investments		Transfers Treated as Obligations Under Participation Agreements		Net Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair value
QPT 24th Street Mezz, LLC	$15,391,525	$15,480,991	$12,825,471	$12,900,019	$2,566,054	$2,580,972
140 Schermerhorn Street Mezz LLC	7,431,081	7,559,450	—	—	7,431,081	7,559,450
KOP Hotel XXXI Mezz, LP.	5,780,181	5,954,148	1,793,849	1,847,839	3,986,332	4,106,309
YIP Santa Maria LLC	4,459,865	4,534,887	—	—	4,459,865	4,534,887
GAHC3 Lakeview IN Medical Plaza, LLC	3,074,671	3,074,671	—	—	3,074,671	3,074,671
Hertz Clinton One Mezzanine, LLC	2,431,429	2,431,429	—	—	2,431,429	2,431,429
TSG-Parcel 1, LLC	2,020,000	2,033,300	—	—	2,020,000	2,033,300
	$40,588,752	$41,068,876	$14,619,320	$14,747,858	$25,969,432	$26,321,018

	September 30, 2016
	Gross Investments		Transfers Treated as Obligations Under Participation Agreements		Net Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
QPT 24th Street Mezz, LLC	$15,250,567	$15,250,567	$12,708,034	$12,708,034	$2,542,533	$2,542,533
KOP Hotel XXXI Mezz, LP.	5,800,000	5,969,398	1,800,000	1,852,572	4,000,000	4,116,826
GAHC3 Lakeview IN Medical Plaza, LLC	3,074,671	3,074,671	—	—	3,074,671	3,074,671
Hertz Clinton One Mezzanine, LLC	2,429,286	2,429,286	—	—	2,429,286	2,429,286
TSG-Parcel 1, LLC	2,000,000	2,022,814	—	—	2,000,000	2,022,814
	$28,554,524	$28,746,736	$14,508,034	$14,560,606	$14,046,490	$14,186,130
Portfolio Investment Activity
For the three months ended December 31, 2016, we invested approximately $12.0 million in two new loans and had no exits or repayments resulting in net gross investments made of approximately $12.0 million. For the three months ended December 31, 2015, we invested approximately $20.8 million in two new loans and had no exits or repayments, resulting in net gross investments made of approximately $20.8 million for the period.

Our portfolio composition, based on fair value at December 31, 2016 and September 30, 2016 was as follows:

	December 31, 2016		September 30, 2016
	Percentage of Total Portfolio	Weighted Average Yield (1)	Percentage of Total Portfolio	Weighted Average Yield (1)
Loans	76.6%	13.3%	93.0%	13.4%
Loans through participation interest (Note 4)	23.4%	12.0%	7.0%	12.0%
Total	100.0%	13.1%	100.0%	13.3%
_______________

(1)	Based upon the par value of our debt investments.
The following table shows the portfolio composition by property type grouping based on fair value at December 31, 2016 and September 30, 2016:

	December 31, 2016		September 30, 2016
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Hotel	$18,048,485	44.0%	$5,969,398	20.8%
Land	17,514,291	42.6%	17,273,381	60.1%
Office	5,506,100	13.4%	5,503,957	19.1%
Total	$41,068,876	100.0%	$28,746,736	100.0%
The following table presents the fair value measurements at December 31, 2016 and September 30, 2016:

	December 31, 2016		September 30, 2016
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Loans	$31,476,126	76.6%	26,723,922	93.0%
Loans through participation interest (Note 4)	9,592,750	23.4%	2,022,814	7.0%
Total	$41,068,876	100.0%	28,746,736	100.0%
Obligations under Participation Agreements
We may enter into participation agreements with related and unrelated parties, primarily other affiliated funds of our sponsor. The participation agreements provide us with the opportunity to invest along the same terms, conditions, price, and rights in the specified investment. The purpose of the participation agreements is to allow us and an affiliate to originate a specified investment when, individually, we do not have the liquidity to do so or to achieve a certain level of portfolio diversification. We may transfer portions of our investments to other participants or we may be a participant to an investment held by another entity.
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
As of December 31, 2016 and September 30, 2016, obligations under participation agreements at fair value totaled approximately $14.7 million and $14.6 million, respectively, and the fair value of the loans that are associated with these obligations under participation agreements was approximately $21.4 million and $21.2 million, respectively. During the three months ended December 31, 2016 and 2015, there were no repayments on obligations under participation agreements. The weighted average interest rate on our obligations under participation agreements was approximately 13.9% and 13.9% as of December 31, 2016 and September 30, 2016, respectively.

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
Operating results for the three months ended December 31, 2016 and 2015 were as follows:

	Three Months Ended December 31,
	2016	2015	Change
Total investment income	$1,397,465	$244,547	$1,152,918
Total operating expenses	1,954,191	1,246,861	707,330
Less: Expense reimbursement from Adviser	—	(576,755)	576,755
Net operating expenses	1,954,191	670,106	1,284,085
Net investment loss	(556,726)	(425,559)	(131,167)
Net change in unrealized appreciation on investments	287,912	—	287,912
Net change in unrealized appreciation on obligations under participation agreements	(75,965)	—	(75,965)
Net decrease in net assets resulting from operations	$(344,779)	$(425,559)	$80,780
Investment Income
For the three months ended December 31, 2016 as compared to the same period in 2015, total investment income increased by approximately $1.2 million, primarily due to new investments we made during 2016. For the three months ended December 31, 2016, our weighted-average investment balance was approximately $34.4 million and weighted-average annual interest rate on the investments was 13.1%, compared to weighted-average investment balance of approximately $4.2 million and annual interest rate of the investments of 12.4% for the same period in 2015.
Operating Expenses
The composition of our operating expenses for the three months ended December 31, 2016 and 2015 were as follows:

	Three Months Ended December 31,
	2016	2015	Change
Interest expense from obligations under participation agreements	$621,265	$78,822	$542,443
Marketing expenses	362,253	253,179	109,074
Professional fees	291,731	220,091	71,640
Base management fees	245,239	76,018	169,221
Amortization of offering costs	167,177	355,533	(188,356)
Operating expense reimbursement to Adviser (Note 4)	115,113	150,124	(35,011)
Insurance expense	53,466	56,798	(3,332)
Incentive fees on capital gain	42,390	—	42,390
General and administrative expenses	31,432	17,546	13,886
Directors’ fees	24,125	38,750	(14,625)
Total operating expenses	1,954,191	1,246,861	707,330
Less: Expense reimbursement from Adviser	—	(576,755)	576,755
Net expenses	$1,954,191	$670,106	$1,284,085
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

For the three months ended December 31, 2016 as compared to the same period in 2015, total operating expenses increased by approximately $0.7 million, primarily due to (i) an increase in interest expense from obligations under participation agreements of approximately $0.5 million; (ii) an increase in base management fees of approximately $0.2 million; (iii) an increase in marketing expense of approximately $0.1 million; and (iv) an increase in professional fees of approximately $0.1 million. These increases were partially offset by a decrease in amortization of offering costs of approximately $0.2 million and a decrease in operating expense reimbursement to Adviser of approximately $0.04 million. Interest expense from obligations under participation agreements increased due to three months of expense recognized during the three months ended December 31, 2016 as compared to half month of expense recognized during the same period in 2015 for participation liabilities incurred during 2015. Base management fees and professional fees increased as a result of investments entered into during 2015 and 2016, which increased our asset base. Amortization of offering costs decreased as a result of offering costs incurred prior to the commencement of operations became fulling amortized prior to September 30, 2016. Operating expense reimbursement to Adviser decreased as a result of a change in allocation percentage of the Adviser's operating expenses to the entities it advised and managed.
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
For the three months ended December 31, 2016, we did not record any expense reimbursements. For the three months ended December 31, 2015, we recognized expense reimbursements made by Terra Income Advisors of approximately $0.6 million, which are included in the statements of operations.
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
There were no sales or repayments for the three months ended December 31, 2016 and 2015, therefore, there were no realized gains or losses.
Net Change in Unrealized Appreciation on Investments and Obligations under Participation Agreements
Net change in unrealized appreciation on investments and obligations under participation agreements reflects the change in our portfolio investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses, when gains or losses are realized. Valuation of our portfolio investments fluctuates over time, reflecting changes in the market yields for loans and debt investments, and any associated premium or discount will be amortized down or accreted up to par value as each investment approaches maturity.

For both the three months ended December 31, 2016, net change in unrealized appreciation on investment was approximately $0.3 million and net change in unrealized appreciation on obligations under participation agreements was approximately $0.1 million. For the three months ended December 31, 2015, there was no unrealized appreciation or depreciation on our investments or obligations under participation agreements. The net change in unrealized appreciation on our investments and obligations under participation agreements during the three months ended December 31, 2016 was primarily due to new investments we made during 2016, which increased our investments in the portfolio for the three months ended December 31, 2016 as compared to the same period in the prior year.
Net Decrease in Net Assets Resulting from Operations
For the three months ended December 31, 2016 and 2015, we recorded a net decrease in net assets resulting from operations of approximately $0.3 million and $0.4 million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended December 31, 2016 and 2015, our per share net decrease in net assets resulting from operations was $0.08 and $0.33, respectively.
Capital Contribution from Terra Capital Partners
Pursuant to an initial capitalization and subsequent private placement, Terra Capital Partners had purchased an aggregate of $175,000 of shares of our common stock at $9.00 per share, which price represented the initial public offering price of $10.00 per share, net of selling commissions, broker-dealer fees and dealer manager fees. On February 25, 2015, the Board determined to change the initial offering price from $10.00 per share to $12.50 per share. As a result, on February 26, 2015, we effected a reverse stock split to account for the change in our offering price since the initial investment by Terra Capital Partners. On May 1, 2015, Terra Capital Partners also purchased an additional $275,000 of shares of our common stock from the Offering at $11.25 per share, also net of selling commissions, broker-dealer fees and dealer manager fees from the then-current offering price of $12.50 per share. As a result, gross offering proceeds of $450,000 were immediately available to us. The gross offering proceeds from Terra Capital Partners’ capital contributions have been included for purposes of determining our satisfaction of the Minimum Offering Requirement.
Financial Condition, Liquidity and Capital Resources
We currently generate cash primarily from the net proceeds of the Offering and from cash flows from interest, dividends and fees earned from our investments and principal repayments and proceeds from sales of our investments. Our primary use of cash is for our targeted investments, payments of our expenses and cash distributions to our stockholders. We sell our shares on a continuous basis at a current per share price of $10.90. However, to the extent that our NAV per share increases, we will sell at a price necessary to ensure that our shares are not sold at a price, after deduction of selling commissions, broker-dealer fees and dealer manager fees, that is below NAV per share. On November 11, 2015, and effective as December 1, 2015, the Board approved a change to a certain aspect of our share pricing policy such that, once we have raised gross offering proceeds in excess of $125 million, or prior to then in the sole discretion of our Board, in the event of a material decline in our NAV per share, which we consider to be a 2.5% decrease below our then-current net offering price, we will reduce our offering price to establish a new net offering price not more than 2.5% above our NAV per share.
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

Cash Flows for the Three Months Ended December 31, 2016
Operating Activities — For the three months ended December 31, 2016, net cash used in operating activities was approximately $11.6 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and sales of portfolio investments, among other factors. Cash flows used in operating activities for the three months ended December 31, 2016 were primarily purchases of investments totaling approximately $12.0 million.
Financing Activities — For the three months ended December 31, 2016, net cash provided by financing activities was approximately $6.5 million, primarily related to proceeds from the issuance of common stock of approximately $7.6 million, partially offset by payments of selling commissions and dealer manager fees of approximately $0.4 million and distributions paid to stockholders of approximately $0.7 million.
Cash Flows for the Three Months Ended December 31, 2015
Operating Activities — For the three months ended December 31, 2015, net cash used in operating activities was approximately $6.9 million, primarily due to purchases of investments totaling approximately $20.8 million, partially offset by net proceeds from obligations under participation agreements of approximately $14.3 million.
Financing Activities — For the three months ended December 31, 2015, net cash provided by financing activities was approximately $10.9 million, primarily related to proceeds from the issuance of common stock of approximately $12.0 million, partially offset by payments of selling commissions and dealer manager fees of approximately $0.9 million and distributions paid to stockholders of approximately $0.2 million.
RIC Status and Distributions
We have elected to be treated for federal income tax purposes and to qualify annually thereafter, as a RIC under Subchapter M of the Code. In order to maintain our qualification to be taxed as a RIC, we must, among other things, distribute at least 90.0% of our “investment company taxable income,” as defined by the Code, each year. As long as the distributions are declared by the later of the fifteenth day of the ninth month following the close of the taxable year or the due date of the tax return, including extensions, distributions paid up to one year after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We intend to make sufficient distributions to our stockholders to maintain our qualification to be taxed as a RIC each year. We are also subject to nondeductible federal excise taxes if we do not distribute at least 98.0% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years on which we paid no federal income taxes.
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
During certain periods, our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from the Offering of our common stock. As a result, it is possible that some or all of the distributions we make will represent a return of capital for tax purposes. A return of capital generally is a return of an investor’s investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with the Offering, including any fees payable to Terra Income Advisors. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders.
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

Revenue Recognition
Security transactions are accounted for on their trade date. We record interest income on an accrual basis to the extent that we expect to collect such amounts. We do not accrue as a receivable interest on loans and securities if there is reason to doubt the collectability of such income. Loan origination fees, exit fees, original issue discount and market discount are capitalized and such amounts are amortized into interest income as a yield adjustment using the effective interest method over the respective term of the loan. We record prepayment premiums on loans and securities as interest income when we receive such amounts.
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
Federal Income Taxes
We have elected to be taxed for federal income tax purposes, and to qualify annually thereafter, as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level federal income taxes on any ordinary income or capital gains that we distribute to our stockholders from our earnings and profits as determined for federal income tax purposes. To maintain our RIC tax treatment, we must, among other things, meet specified source-of-income and asset diversification requirements and distribute annually at least 90.0% of our ordinary net income and realized net short-term capital gains in excess of realized net long-term capital losses, if any.
Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the statements of operations. During the three months ended December 31, 2016 and 2015, we did not incur any interest or penalties.
Contractual Obligations
We have entered into certain contracts under which we have material future commitments. On April 20, 2015, we entered into the Investment Advisory Agreement with Terra Income Advisors in accordance with the 1940 Act. The Investment Advisory Agreement became effective on June 24, 2015, the date that we met the Minimum Offering Requirement. Terra Income Advisors serves as our investment adviser in accordance with the terms of the Investment Advisory Agreement. Payments under the Investment Advisory Agreement in each reporting period consist of (i) a base management fee equal to a percentage of the value of our average gross assets and (ii) an incentive fee based on our performance. Terra Income Advisors is reimbursed for allocated administrative expenses incurred on our behalf. For the three months ended December 31, 2016 and 2015, we incurred approximately $0.2 million and $0.1 million, respectively, in base management fee under the Investment Advisory Agreement. For the three months ended December 31, 2016, we incurred approximately $0.1 million and $0.2 million, respectively, in allocated administrative expenses reimbursable to Terra Income Advisors.

On April 20, 2015, we entered into a dealer manager agreement with Terra Capital Markets, an affiliate of Terra Income Advisors, to serve as the dealer manager of the Offering. On April 27, 2016, we adopted an amended and restated dealer manager agreement (the “Amended Dealer Manager Agreement”). Under the terms of the Amended Dealer Manager Agreement, Terra Capital Markets receives selling commissions, dealer manager fees and broker-dealer fees of 3.0%, 1.5%, and up to 1.0%, respectively, of gross proceeds from the Offering, all or a portion of which may be re-allowed to selected broker-dealers for marketing and expenses. In addition, Terra Capital Markets receives a transaction charge at an annual rate of 1.125% of gross offering proceeds, excluding shares sold through the distribution reinvestment plan, all or a portion of which may be re-allowed to selected broker-dealers for services performed in connection with the distribution of our shares. The transaction charge is payable annually with respect to each share sold in the primary offering on the first, second, third, and fourth anniversaries of the month of purchase.
For the three months ended December 31, 2016 and 2015, we incurred approximately $0.7 million and $1.1 million, respectively, of broker-dealer commissions and fees and, of this amount, approximately $0.5 million and $0.7 million, respectively, were re-allowed to selected broker-dealers. As of December 31, 2016, total transaction charge payable was approximately $2.4 million, as reflected on the statements of assets and liabilities. The following table reflects the payment schedule of the transaction charge payable:

	Payments Due by Period as of December 31, 2016
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Transaction charge payable	$2,399,134	$666,355	$1,332,571	$400,208	$—
In June 2016, we purchased a B-Note that provides for a total lending commitment of $3.5 million. As of December 31, 2016, the unfunded commitment on this investment was approximately $0.4 million. We expect to fund this commitment in the next year.
Off-Balance Sheet Arrangements
Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any off-balance sheet financings or liabilities.
Recently Issued Accounting Standards
In January 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 retains many current requirements for the classification and measurement of financial instruments; however, it significantly revises an entity’s accounting related to (i) the classification and measurement of investments in equity securities and (ii) the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments. This guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is not permitted for public business entities. We are currently evaluating the impact these changes will have on our financial statements and disclosures.
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
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, a consensus of the FASB’s Emerging Issues Task Force (“ASU 2016-18”). ASU 2016-18 requires that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 does not provide a definition of restricted cash or restricted cash equivalents. ASU 2016-18 is effective for public business entities for annual and interim periods beginning after December 15, 2017. For all other entities, ASU 2016-18 is effective for fiscal years beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period, and should be applied using a retrospective transition method. We are currently evaluating the impact of this change will have on our financial statements and disclosures.

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
Terra Income Advisors has funded our offering costs and organization costs. Organization expenses are expensed on our statements of operations. All offering costs incurred during the offering period are recorded as deferred charge and amortized over twelve months from the date the cost is incurred, with the exception of those costs that were incurred prior to the commencement of operations on June 24, 2015, which are being amortized over a 12-month period from that date forward. Terra Income Advisors is responsible for the payment of our cumulative organization and offering expenses to the extent such expenses exceed 1.5% of the gross proceeds from the Offering, without recourse against or reimbursement by us. As a result, Terra Income Advisors will bear all organization and offering expenses in excess of 1.5% of the gross proceeds from the Offering. Through December 31, 2016, we believe that it is highly likely that we will raise sufficient funds to reimburse Terra Income Advisers in full for all cumulative organization and offering expenses incurred to date and has accrued those expenses and costs. As of December 31, 2016 and September 30, 2016, Terra Income Advisors funded offering costs and organization costs in the amount of approximately $2.5 million and $2.4 million, respectively. The unreimbursed amount in excess of the 1.5% threshold was approximately $1.6 million and $1.6 million as of December 31, 2016 and September 30, 2016, respectively, and is included in Due to Adviser, net on the statements of assets and liabilities. For the three months ended December 31, 2016 and 2015, we made reimbursement payments of approximately $0.3 million and $0.1 million, respectively, to Terra Income Advisors for offering costs incurred on our behalf.
Under the Amended Dealer Manager Agreement, Terra Capital Markets, an affiliate of Terra Income Advisors, is entitled to receive selling commissions, broker-dealer fees and dealer manager fees in connection with the sale of shares of our common stock in the Offering, all or a portion of which may be re-allowed to selected broker-dealers. For the three months ended December 31, 2016 and 2015, we incurred approximately $0.7 million and $1.1 million, respectively, of broker-dealer commissions and fees and, of this amount, approximately $0.5 million and $0.7 million, respectively, were re-allowed to selected broker-dealers. As of December 31, 2016, total transaction charge payable was approximately $2.4 million, as reflected on the statements of assets and liabilities.
Pursuant to the Expense Support Agreement, Terra Income Advisors has agreed to reimburse us for certain operating expenses for any period since inception, until we and Terra Income Advisors mutually agree otherwise. This payment for any month shall be paid by Terra Income Advisors to us in any combination of cash or other immediately available funds, and/or offsets against amounts due from us to Terra Income Advisors. Reimbursement shall be made as promptly as possible on a date mutually agreed to by us and Terra Income Advisors provided that (i) the operating expense ratio, defined as Net Operating Expenses expressed as a percentage of our net assets on the relevant measurement date, as of such reimbursement date is equal to or less than the operating expense ratio as of the Expense Support Payment date attributable to such specified Expense Support Payment, (ii) the annualized distribution rate as of such reimbursement date is equal to or greater than the annualized distribution rate as of the Expense Support Payment date attributable to such specified Expense Support Payment; (iii) such reimbursement date is not later than three years following such specified Expense Support Payment date; and (iv) the Expense Support Payment does not cause our Net Operating Expenses to exceed 1.5% of our net assets attributable to common shares, after taking such reimbursement into account. Terra Income Advisors is entitled to reimbursement of all previously unreimbursed Expense Support Payments in the event of termination of the Expense Support Agreement. For the three months ended December 31, 2015, we recorded Expense Support Payment of approximately $0.6 million, which are included in the statements of operations. There was no such Expense Support Payment recorded for the three months ended December 31, 2016. As of September 30, 2016, we accrued cumulative Expense Support Payments of approximately $2.3 million, which is included in Due to Adviser, net on the statements of assets and liabilities, and were settled during the three months ended December 31, 2016.
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
Distributions
Distributions to our stockholders are recorded as of the applicable record date. Subject to the discretion of the Board and applicable legal restrictions, we intend to authorize and declare ordinary cash distributions on either a monthly or quarterly basis and pay such distributions on a monthly basis. Net realized capital gains, if any, will be distributed or deemed distributed at least annually.

Capital Gains Incentive Fee
Pursuant to the terms of the advisory agreement, the incentive fee on capital gains earned on liquidated investments of our portfolio is determined and payable in arrears as of the end of each calendar year (or upon termination of the advisory agreement). Such fee equals 20% of our incentive fee on capital gains (i.e., its realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. Once any amount of this fee has been earned, on a quarterly basis, we accrue (but do not pay) for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.
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
In connection with the approval of the Amended Dealer Manager Agreement, Terra Capital Markets reimbursed us an amount equal to the transaction charges expected to be paid on all outstanding shares of common stock as of April 27, 2016. Both Terra Capital Markets and Terra Income Advisors are subsidiaries of Terra Capital Partners, our sponsor. Therefore, the transaction charge reimbursement and the Amended Dealer Manager Agreement may be deemed a ‘‘joint enterprise or other joint arrangement’’ within the meaning of the 1940 Act and the rules promulgated thereunder. Accordingly, to eliminate any uncertainty, we applied for and were granted exemptive relief from the provisions of Section 57(a)(4) of the 1940 Act and Rule 17d-1 under the 1940 Act by the SEC, pursuant to an exemptive order permitting Terra Capital Markets, subject to the satisfaction of certain conditions, to effect the transaction charge reimbursement. We believe the transaction charge reimbursement, the changes to the selling commissions, dealer manager fees, and broker-dealer fees, and implementation of the transaction charge, is likely to lead to greater demand for our common stock in the Offering, which we believe will further benefit our investors by facilitating a lower operating expense ratio and greater diversification of its investment portfolio.
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
As of December 31, 2016, we had one investment with a principal balance of approximately $3.1 million that provides for interest income indexed to London Interbank Offered Rate (“LIBOR”) (see “Item 1. Financial Statements — Schedule of Investments”). A decrease of 1% in LIBOR would decrease our annual interest income by approximately $0.02 million and an increase of 1% in LIBOR would increase our annual interest income by approximately $0.03 million.
We may hedge against interest rate and currency exchange rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts, subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. For the three months ended December 31, 2016 and 2015, we did not engage in interest rate hedging activities.
In addition, we may have risks regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Valuation of Investments.”

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
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
Item 1A. Risk Factors.
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended September 30, 2016.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Not applicable.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
On January 13, 2017, the Company decreased the public offering price of its common stock from $12.50 per share to $10.90 per share. The decrease in the public offering price was effective as of the Company's January 17, 2017 bi-monthly closing and first applied to subscriptions received from December 31, 2016 through January 16, 2017.
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

Date: February 14, 2017

TERRA INCOME FUND 6, INC.

By:	/s/ Bruce D. Batkin
Bruce D. Batkin
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gregory M. Pinkus
Gregory M. Pinkus
Chief Financial Officer, Chief Operating Officer,
Treasurer and Secretary
(Principal Financial and Accounting Officer)