Form 10-Q
period 2017-03-31
Terra Income Fund 6, Inc.
filed 2017-05-08
CIK 1577134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 8, 2017, the registrant had 5,937,690 shares of common stock, $0.001 par value, outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Terra Income Fund 6, Inc.
Statements of Assets and Liabilities

	March 31, 2017	September 30, 2016
	(Unaudited)
Assets
Investments, at fair value - non-controlled (amortized cost of $34,420,461 and $26,554,524, respectively)	$34,818,422	$26,723,922
Investments through participation interest, at fair value - non-controlled (amortized cost of $18,001,993 and $2,000,000, respectively) (Note 4)	18,116,757	2,022,814
Cash and cash equivalents	21,774,767	31,634,296
Cash, restricted	705,703	836,434
Interest receivable	855,226	278,424
Deferred offering costs	409,970	361,482
Prepaid expenses and other assets	125,515	274,851
Total assets	76,806,360	62,132,223

Liabilities
Obligations under participation agreements, at fair value (proceeds of $14,663,770 and $14,508,034, respectively) (Note 4)	14,829,427	14,560,606
Transaction charge payable	2,723,642	2,191,734
Due to Adviser, net	2,353,407	1,498,808
Interest reserve and other deposits held on investments	705,703	836,434
Unsettled stock subscriptions	117,524	—
Accrued expenses	241,701	218,360
Interest payable from obligations under participation agreements	391,891	144,575
Directors’ fees payable	18,125	5,625
Other liabilities	221,909	201,333
Total liabilities	21,603,329	19,657,475
Net assets	$55,203,031	$42,474,748

Commitments and contingencies (See Note 5)
Components of net assets:
Common stock, $0.001 par value, 450,000,000 shares authorized, and 5,692,356 and 4,222,358 shares issued and outstanding, respectively	$5,692	$4,222
Capital in excess of par	55,706,294	42,537,764
Accumulated net investment loss	(937,419)	(206,878)
Net change in unrealized appreciation on investments	512,725	192,212
Net change in unrealized appreciation on obligations under participation agreements	(84,261)	(52,572)
Net assets	$55,203,031	$42,474,748
Net asset value per share	$9.70	$10.06
See notes to financial statements.

Terra Income Fund 6, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Investment income
Interest income	$1,672,618	$827,802	$3,055,083	$1,061,147
Other fee income	5,000	556	20,000	11,758
Total investment income	1,677,618	828,358	3,075,083	1,072,905
Operating expenses
Interest expense from obligations under participation agreements	559,344	502,533	1,180,609	581,355
Marketing expenses	128,534	137,535	490,787	390,714
Professional fees	408,858	329,553	700,589	549,644
Base management fees	278,854	111,955	524,093	187,973
Amortization of offering costs	208,571	373,153	375,748	728,686
Operating expense reimbursement to Adviser (Note 4)	133,522	71,218	248,635	221,342
Insurance expense	53,466	55,986	106,932	112,784
Incentive fees on capital gain (1)	15,375	—	57,765	—
General and administrative expenses	30,284	6,589	61,716	24,135
Directors’ fees	34,625	24,125	58,750	62,875
Total operating expenses	1,851,433	1,612,647	3,805,624	2,859,508
Less: Expense reimbursement from Adviser	—	—	—	(576,755)
Net operating expenses	1,851,433	1,612,647	3,805,624	2,282,753
Net investment loss	(173,815)	(784,289)	(730,541)	(1,209,848)
Net change in unrealized appreciation on investments	32,601	—	320,513	—
Net change in unrealized appreciation on obligations under participation agreements	44,276	—	(31,689)	—
Net decrease in net assets resulting from operations	$(96,938)	$(784,289)	$(441,717)	$(1,209,848)

Per common share data:
Net investment loss per share	$(0.03)	$(0.36)	$(0.15)	$(0.70)
Net decrease in net assets per share resulting from operations	$(0.02)	$(0.36)	$(0.09)	$(0.70)
Weighted average common shares outstanding	5,161,662	2,173,975	4,814,672	1,725,697
_______________

(1)
Incentive fees on capital gains are based on 20% of net unrealized capital gains of $76,877 and $288,824 for the three and six months ended March 31, 2017, respectively. No incentive fees on capital gains are actually payable by the Company with respect to unrealized gains unless and until those gains are realized.

See notes to financial statements.

Terra Income Fund 6, Inc.
Statements of Changes in Net Assets
(Unaudited)

	Six Months Ended March 31,
	2017	2016
Operations
Net investment loss	$(730,541)	$(1,209,848)
Net change in unrealized appreciation on investments	320,513	—
Net change in unrealized appreciation on obligations under participation agreements	(31,689)	—
Net decrease in net assets resulting from operations	(441,717)	(1,209,848)

Stockholder distributions
Distributions from return of capital	(2,232,768)	(861,260)
Net decrease in net assets resulting from stockholder distributions	(2,232,768)	(861,260)

Capital share transactions
Issuance of common stock	16,138,202	17,103,201
Selling commissions, dealer manager fees and transaction charges	(1,479,259)	(1,553,711)
Reinvestment of stockholder distributions	743,825	316,963
Offering costs	—	(37,348)
Net increase in net assets resulting from capital share transactions	15,402,768	15,829,105
Net increase in net assets	12,728,283	13,757,997
Net assets, at beginning of period	42,474,748	10,161,072
Net assets, at end of period	$55,203,031	$23,919,069

Capital Share Activity
Shares outstanding, at beginning of period	4,222,358	926,357
Shares issued from subscriptions	1,403,238	1,382,032
Shares issued from reinvestment of stockholder distributions	66,760	26,692
Shares outstanding, at end of period	5,692,356	2,335,081
See notes to financial statements.

Terra Income Fund 6, Inc.
Statements of Cash Flows
(Unaudited)

	Six Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(441,717)	$(1,209,848)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized appreciation on investments	(320,513)	—
Net change in unrealized appreciation on obligations under participation agreements	31,689	—
Amortization of deferred offering costs	375,748	728,686
Amortization and accretion of investment-related fees, net	61,853	—
Paid-in-kind interest, net	(32,381)	(15,234)
Amortization of discount and premium on investments, net	22,068	—
Purchases of investments	(24,419,487)	(23,225,000)
Partial repayment of an investment	737,149	—
Proceeds from obligations under participation agreements	—	14,300,000

Changes in operating assets and liabilities:
Decrease (increase) in cash, restricted	130,731	(1,751,923)
Increase in interest receivable	(576,802)	(370,289)
Increase in deferred offering costs	(424,236)	(337,297)
Decrease (increase) in prepaid expenses and other assets	149,336	(17,425)
Increase in due to Adviser, net	854,599	160,964
(Decrease) increase in interest reserve and other deposits held on investments	(130,731)	1,751,923
Increase in unsettled stock subscriptions	117,524	6,301,189
Increase in accrued expenses	23,341	241,589
Increase in interest payable from obligations under participation agreements	247,316	150,433
Increase in directors’ fees payable	12,500	18,125
(Decrease) increase in other liabilities	(86,974)	46,101
Net cash used in operating activities	(23,668,987)	(3,228,006)

Cash flows from financing activities:
Issuance of common stock	16,138,202	17,103,201
Payments of stockholder distributions	(1,488,943)	(544,297)
Payments of selling commissions, dealer manager fees and transaction charges	(839,801)	(1,617,439)
Payments of offering costs	—	(37,348)
Net cash provided by financing activities	13,809,458	14,904,117
Net (decrease) increase in cash and cash equivalents	(9,859,529)	11,676,111
Cash and cash equivalents, at beginning of period	31,634,296	8,248,797
Cash and cash equivalents, at end of period	$21,774,767	$19,924,908

Supplemental disclosure of cash flow information:
Interest paid on obligations under participation agreements	$629,317	$359,067
Supplemental non-cash information:
Reinvestment of stockholder distribution	$743,825	$316,963
See notes to financial statements.

Terra Income Fund 6, Inc.
Schedule of Investments
March 31, 2017
 (Unaudited)

Portfolio Company (1)	Structure	Collateral Location	Property Type	Interest Rate	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)	% of Net Assets (3)
Investments — non-controlled:
KOP Hotel XXXI Mezz, LP. (4) (5)	Mezzanine loan	US - PA	Hotel	13.00%	11/24/2015	12/6/2022	$5,800,000	$5,782,204	$5,942,671	10.8%
QPT 24th Street Mezz, LLC (4) (5) (6)	Mezzanine loan	US - NY	Land	12.00% Current/ 2.00% PIK	12/15/2015	6/15/2017	15,438,685	15,542,986	15,584,339	28.3%
Hertz Clinton One Mezzanine, LLC	Mezzanine loan	US - MS	Office	12.00%	3/18/2016	1/1/2025	2,500,000	2,433,571	2,508,678	4.5%
GAHC3 Lakeview IN Medical Plaza, LLC (7)	B-Note	US - IN	Office	11.60% + LIBOR	6/17/2016	1/21/2019	3,273,410	3,273,410	3,273,410	5.9%
YIP Santa Maria LLC	Mezzanine loan	US - CA	Hotel	13.00%	11/15/2016	12/9/2019	4,500,000	4,467,162	4,536,050	8.2%
CS1031 Louisburg MOB Holdings, LLC	Mezzanine Loan	US - NC	Office	10.00%	1/24/2017	2/6/2018	2,944,848	2,921,128	2,973,274	5.4%
Total investments — non-controlled								$34,420,461	$34,818,422	63.1%

Investments through participation interest — non-controlled:
TSG-Parcel 1, LLC (4)(8)	Participation in First Mortgage (9)	US - CA	Land	12.00%	7/17/2015	10/10/2017	$2,000,000	$2,020,000	$2,018,762	3.7%
140 Schermerhorn Street Mezz LLC (4)	Participation in Mezzanine Loan (9)	US - NY	Hotel	12.00%	11/16/2016	12/1/2019	7,500,000	7,443,243	7,561,276	13.7%
QPT 24th Street Development, LLC (4)	Participation in First Mortgage (9)	US - NY	Land	9.25%	2/21/2017	6/15/2017	8,433,333	8,538,750	8,536,719	15.4%
Total investments through participation interest — non-controlled								$18,001,993	$18,116,757	32.8%

Total Investments								$52,422,454	$52,935,179	95.9%
_______________

(1)	All the Company’s investments are issued by an eligible U.S. portfolio company, as defined in the Investment Company Act of 1940.

(2)	Because there is no readily available market for these investments, the fair value of these investments are approved in good faith by the Company’s board of directors.

(3)	Percentages are based on net assets of $55,203,031 as of March 31, 2017.

(4)	Participation interest is with Terra Property Trust, Inc., a related-party real estate investment trust managed by an affiliate of the Company’s sponsor.

(5)
The loan participations from the Company do not qualify for sale accounting under Accounting Standards Codification (“ASC”) Topic 860 — Transfers and Servicing (“ASC Topic 860”), and therefore, these loans remain in the Schedule of Investments. See “Obligations under Participation Agreements” in Note 3 in the accompanying notes to the financial statements.

(6)	Principal amount includes paid-in-kind (“PIK”) interest of $438,685.

(7)
The interest rate for this investment is indexed to London Interbank Offered Rate (“LIBOR”). At March 31, 2017, the effective interest rate on this investment was 12.58%. As of March 31, 2017, this investment had an unfunded commitment of $226,590.

(8)	This loan was extended in April 2017.

(9)	See “Participation Agreements” in Note 4 in the accompanying notes to the financial statements.

Terra Income Fund 6, Inc.
Schedule of Investments
September 30, 2016

Portfolio Company (1)	Structure	Collateral Location	Property Type	Interest Rate	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)	% of Net Assets (3)
Investments — non-controlled:
KOP Hotel XXXI Mezz, LP. (4) (5)	Mezzanine loan	US - PA	Hotel	13.00%	11/24/2015	12/6/2022	$5,800,000	$5,800,000	$5,969,398	14.1%
QPT 24th Street Mezz, LLC (4) (5) (6)	Mezzanine loan	US - NY	Land	12.00% Current/ 2% PIK	12/15/2015	6/15/2017	15,250,567	15,250,567	15,250,567	35.9%
Hertz Clinton One Mezzanine, LLC	Mezzanine loan	US - MS	Office	12.00%	3/18/2016	1/1/2025	2,500,000	2,429,286	2,429,286	5.7%
GAHC3 Lakeview IN Medical Plaza, LLC (7)	B-Note	US - IN	Office	11.60% + LIBOR	6/17/2016	1/21/2019	3,074,671	3,074,671	3,074,671	7.2%
Total investments — non-controlled								$26,554,524	$26,723,922	62.9%

Investment through participation interest — non-controlled:
TSG-Parcel 1, LLC (4)	Participation in First Mortgage (8)	US - CA	Land	12.00%	7/10/2015	1/10/2017	$2,000,000	$2,000,000	$2,022,814	4.8%
Total investment through participation interest — non-controlled								$2,000,000	$2,022,814	4.8%

Total Investments								$28,554,524	$28,746,736	67.7%
_______________

(1)	All the Company’s investments are issued by an eligible U.S. portfolio company, as defined in the Investment Company Act of 1940.

(2)	Because there is no readily available market for these investments, the fair value of these investments are approved in good faith by the Company’s board of directors.

(3)	Percentages are based on net assets of $42,474,748 as of September 30, 2016.

(4)	Participation interest is with Terra Property Trust, Inc., a related-party real estate investment trust managed by an affiliate of the Company’s sponsor.

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

Terra Income Fund 6, Inc.
Notes to Financial Statements (Unaudited)

Note 1. Principal Business and Organization
Terra Income Fund 6, Inc. (the “Company”) was incorporated under the general corporation laws of the State of Maryland on May 15, 2013. On March 2, 2015, the Company filed a public registration statement on Form N-2 (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) to offer a minimum of $2.0 million of common stock and a maximum of $1.0 billion of common stock in a continuous public offering (the “Offering”). The Company formally commenced operations on June 24, 2015, upon raising gross proceeds in excess of $2.0 million (the “Minimum Offering Requirement”) from sales of shares of its common stock in the Offering, including sales to persons who are affiliated with the Company or its adviser, Terra Income Advisors, LLC (“Terra Income Advisors”). Since commencing the Offering and through March 31, 2017, the Company has sold 5,546,058 shares of common stock, including shares purchased by Terra Capital Partners, LLC, the Company’s sponsor, and excluding shares sold through the distribution reinvestment plan (“DRIP”), in both an initial private placement and from the Offering, for gross proceeds of approximately $67.4 million. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be taxed for federal income tax purposes, and to qualify annually thereafter, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).The Company’s investment activities are externally managed by Terra Income Advisors, a private investment firm affiliated with the Company, pursuant to an investment advisory and administrative services agreement (the “Investment Advisory Agreement”), under the oversight of the Company’s board of directors (the “Board”), a majority of whom are independent directors. Terra Income Advisors is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (see Note 4).
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
Investment Transactions and Investment Income (Expense):  The Company records investment transactions on the trade date. Realized gains or losses on dispositions of investments represent the difference between the amortized cost of the investment, based on the specific identification method, and the proceeds received from the sale or maturity (exclusive of any prepayment penalties). Realized gains and losses and changes in unrealized gains and losses are recognized in the statements of operations. Interest income is accrued based upon the outstanding principal amount and contractual terms of the debt instruments and preferred equity investments. Interest is accrued on a daily basis. Discounts and premiums on investments purchased are accreted or amortized over the expected life of the respective investment using the effective yield method, and are included in interest income in the statements of operations. Loan origination fees and exit fees are capitalized and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. Income accrual is generally suspended for investments at the earlier of the date at which payments become 90 days past due or when, in the opinion of the Manager, recovery of income and principal becomes doubtful. Interest is then recorded on the basis of cash received until accrual is resumed when the investment becomes contractually current and performance is demonstrated to be resumed. The amortized cost of investments represents the original cost adjusted for the accretion of discounts on investments and exit fees, and the amortizations of premiums on investments and origination fees. As prepayment(s), partial or full, occurs on an investment, prepayment income is recognized. All other income is recognized when earned.
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

Notes to Financial Statements (Unaudited)

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
The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its statements of operations. For the three and six months ended March 31, 2017 and 2016, the Company did not incur any interest or penalties. Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The Company’s inception-to-date federal tax years remain subject to examination by the Internal Revenue Service and the state department of revenue.

Notes to Financial Statements (Unaudited)

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
The financial statements include investments at fair value of approximately $52.9 million and $28.7 million at March 31, 2017 and September 30, 2016, respectively, and obligations under participation agreements at fair value of approximately $14.8 million and $14.6 million at March 31, 2017 and September 30, 2016, respectively. These fair values have been determined in good faith by the Board. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments and obligations under participation agreements, and the differences could be material.
Recent Accounting Pronouncements: In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or services. In July 2015, the FASB postponed the effective date of this new guidance from January 1, 2017 to January 1, 2018. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company does not expect the adoption of ASU 2014-09 to have a material impact on its financial statements and disclosure.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 outlines a new model for accounting by lessees, whereby their rights and obligations under substantially all leases, existing and new, would be capitalized and recorded on the balance sheet. For lessors, however, the accounting remains largely unchanged from the current model, with the distinction between operating and financing leases retained, but updated to align with certain changes to the lessee model and the new revenue recognition standard. The new standard also replaces existing sale-leaseback guidance with a new model applicable to both lessees and lessors. Additionally, the new standard requires extensive quantitative and qualitative disclosures. ASU 2016-02 is effective for U.S. GAAP public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; for all other entities, the final lease standard will be effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early application will be permitted for all entities. The new standard must be adopted using a modified retrospective transition of the new guidance and provides for certain practical expedients. Transition will require application of the new model at the beginning of the earliest comparative period presented. This ASU is not expected to have any impact on the Company’s financial statements as the Company does not have any lease arrangements.
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

Notes to Financial Statements (Unaudited)

Note 3. Investments
The following tables show the composition of the investment portfolio, at amortized cost and fair value at March 31, 2017 and September 30, 2016, respectively (with corresponding percentage of total portfolio investments):

	March 31, 2017
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Loans (1)	$34,420,461	65.7%	$34,818,422	65.8%
Loans through participation interest (Note 4)	18,001,993	34.3%	18,116,757	34.2%
Total	$52,422,454	100.0%	$52,935,179	100.0%

	September 30, 2016
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Loans (1)	$26,554,524	93.0%	$26,723,922	93.0%
Loans through participation interest (Note 4)	2,000,000	7.0%	2,022,814	7.0%
Total	$28,554,524	100.0%	$28,746,736	100.0%
_______________
(1)Amortized cost includes PIK interest of $438,685 and $250,568 as of March 31, 2017 and September 30, 2016, respectively.
Obligations under Participation Agreements
The Company has elected the fair value option under ASC Topic 825 — Financial Instruments relating to accounting for debt obligations at their fair value for its obligations under participation agreements which arose due to partial loan sales which did not meet the criteria for sale treatment under ASC Topic 860. The Company employs the same yield approach valuation methodology used for the real-estate related loan investments on the Company’s obligations under participation agreements. As of March 31, 2017 and September 30, 2016, obligations under participation agreements at fair value totaled approximately $14.8 million and $14.6 million, respectively, and the fair value of the loans that are associated with these obligations under participation agreements was approximately $21.5 million and $21.2 million, respectively, (See “Participation Agreements” in Note 4). For the three and six months ended March 31, 2017 and 2016, there were no repayments on obligations under participation agreements. The weighted average interest rate on the obligations under participation agreements was approximately 13.9% as of both March 31, 2017 and September 30, 2016.
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

Notes to Financial Statements (Unaudited)

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
Valuation Methodology
Market quotations are not readily available for the Company’s real estate-related loan investments, all of which are included in Level 3 of the fair value hierarchy, and therefore these investments are valued utilizing a yield approach, i.e. a discounted cash flow methodology to arrive at an estimate of the fair value of each respective investment in the portfolio using an estimated market yield. In following this methodology, investments are evaluated individually, and management takes into account, in determining the risk-adjusted discount rate for each of the Company’s investments, relevant factors, including available current market data on applicable yields of comparable debt/preferred equity instruments; market credit spreads and yield curves; the investment’s yield; covenants of the investment, including prepayment provisions; the portfolio company’s ability to make payments, net operating income and DSCR; the nature, quality and realizable value of any collateral (and loan-to-value ratio); the forces that influence the local markets in which the asset (the collateral) is purchased and sold, such as capitalization rates, occupancy rates, rental rates and replacement costs; and the anticipated duration of each real estate-related loan investment.
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

Notes to Financial Statements (Unaudited)

and determines the fair value of each investment in the portfolio in good faith based on various statistical and other factors, including the input and recommendation provided by Terra Income Advisors, the valuation committee and any third-party valuation firm, if applicable.
The following tables present fair value measurements of investments, by major class, as of March 31, 2017 and September 30, 2016, according to the fair value hierarchy:

	March 31, 2017
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Loans	$—	$—	$34,818,422	$34,818,422
Loans through participation interest	—	—	18,116,757	18,116,757
Total Investments	$—	$—	$52,935,179	$52,935,179

Obligations under participation agreements	$—	$—	$14,829,427	$14,829,427

	September 30, 2016
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Loans	$—	$—	$26,723,922	$26,723,922
Loans through participation interest	—	—	2,022,814	2,022,814
Total Investments	$—	$—	$28,746,736	$28,746,736

Obligations under participation agreements	$—	$—	$14,560,606	$14,560,606
Changes in Level 3 investments for the six months ended March 31, 2017 and 2016 were as follows:

	Six Months Ended March 31, 2017
	Loans	Loans Through Participation	Total Investments	Obligations under Participation Agreements
Balance as of October 1, 2016	$26,723,922	$2,022,814	$28,746,736	$14,560,606
Net change in unrealized appreciation on investments	228,562	91,951	320,513	—
Purchases	8,380,737	16,038,750	24,419,487	—
Partial repayment of an investment	(737,149)	—	(737,149)	—
Unamortized exit fees and origination fees, net	29,947	(10,404)	19,543	81,396
PIK interest income	188,117	—	188,117	—
Amortization of discount and premium on investments, net	4,286	(26,354)	(22,068)	—
Net change in unrealized appreciation on obligations under participation agreements	—	—	—	31,689
Proceeds from obligations under participation agreements	—	—	—	—
PIK interest expense	—	—	—	155,736
Balance as of March 31, 2017	$34,818,422	$18,116,757	$52,935,179	$14,829,427
Net change in unrealized appreciation for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized appreciation on investments and obligations under participation agreements	$228,562	$91,951	$320,513	$31,689

Notes to Financial Statements (Unaudited)

	Six Months Ended March 31, 2016
	Loans	Loans Through Participation	Total Investments	Obligations under Participation Agreements
Balance as of October 1, 2015	$—	$2,000,000	$2,000,000	$—
Purchases	23,225,000	—	23,225,000	—
PIK interest income	87,089	—	87,089	—
Proceeds from obligations under participation agreements	—	—	—	14,300,000
PIK interest expense	—	—	—	71,855
Balance as of March 31, 2016	$23,312,089	$2,000,000	$25,312,089	$14,371,855
Unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net unrealized appreciation on investments and obligations under participation agreements	$—	$—	$—	$—
Purchases represent the acquisition of new investments at cost. Redemptions represent principal payments received during the period.
Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur. For the three and six months ended March 31, 2017 and 2016, there were no transfers.
Significant Unobservable Inputs
The following table summarizes the significant unobservable inputs used by the Company to value the Level 3 investments as of March 31, 2017 and September 30, 2016. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

March 31, 2017
		Primary Valuation Technique	Unobservable Input	Range		Weighted
Asset Category	Fair Value			Minimum	Maximum	Average
Assets:
Loans	$34,818,422	Discounted cash flow	Discount rate	10.00%	13.00%	11.96%
Loans through participation interest	18,116,757	Discounted cash flow	Discount rate	9.25%	12.00%	10.71%
Total Level 3 Assets	$52,935,179
Liabilities:
Obligations under Participation Agreements	$14,829,427	Discounted cash flow	Discount rate	11.90%	12.00%	11.99%

September 30, 2016
		Primary Valuation Technique	Unobservable Input	Range		Weighted
Asset Category	Fair Value			Minimum	Maximum	Average
Assets:
Loans	$26,723,922	Discounted cash flow	Discount rate	10.29%	13.82%	12.88%
Loans through participation interest	2,022,814	Discounted cash flow	Discount rate	9.09%	9.09%	9.09%
Total Level 3 Assets	$28,746,736
Liabilities:
Obligations under Participation Agreements	$14,560,606	Discounted cash flow	Discount rate	11.90%	13.82%	13.58%
Note 4. Related Party Transactions
The Company entered into various agreements with Terra Income Advisors whereby the Company pays and reimburses Terra Income Advisors for certain fees and expenses, and Terra Income Advisor reimburses the Company for excess operating expenses.

Notes to Financial Statements (Unaudited)

Additionally, the Company pays Terra Capital Markets certain fees in connection with its Offering. The following table presents a summary of such fees and reimbursements in accordance with the terms of the related agreements:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Amounts Included in the Statements of Operations
Base management fees	$278,854	$111,955	$524,093	$187,973
Incentive fees on capital gains (1)	15,375	—	57,765	—
Operating expense reimbursement to Adviser (2)	133,522	71,218	248,635	221,342
Expense Support Payment from Adviser	—	—	—	(576,755)

Commissions, dealer manager fees and transaction charges incurred
Commissions, dealer manager fees and transaction charges (3)	$784,201	$458,550	$1,481,679	$1,550,212
_______________

(1)
Incentive fees on capital gains are based on 20% of net unrealized capital gains of $76,877 and $288,824 for the three and six months ended March 31, 2017, respectively. No incentive fees on capital gains are actually payable by the Company with respect to unrealized gains unless and until those gains are realized.

(2)	Amounts were primarily compensation for time spent supporting the Company’s day-to-day operations.

(3)
Approximately $0.5 million and $0.3 million for the three months ended March 31, 2017 and 2016, respectively, and $1.0 million and $1.0 million for the six months ended March 31, 2017 and 2016, respectively, were re-allowed to selected broker-dealers. Amounts were recorded as reductions to capital in excess of par on the statements of assets and liabilities.

Due to / Due from Adviser
The Company determined that it has the right of offset on the amounts due to and due from Terra Income Advisor under the guidance in ASC Topic 210 — Balance Sheet. As such, the net amount is presented as Due to Adviser, net on the statements of assets and liabilities. The following table presents a summary of Due to Adviser, net as of March 31, 2017 and September 30, 2016:

	March 31, 2017	September 30, 2016
Due to Adviser:
Organization and offering costs	$1,816,884	$2,051,479
Reimbursable costs - marketing and other operating expense	38,452	863,012
Base management fee and expense reimbursement payable	412,378	823,444
Incentive fees on capital gains	85,693	27,928
	2,353,407	3,765,863
Due from Adviser:
Expense support payments	—	2,267,055
Due to Adviser, net	$2,353,407	$1,498,808
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

Notes to Financial Statements (Unaudited)

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

•
100% of the Company’s pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than or equal to 2.5% in any calendar quarter (10.0% annualized) is payable to Terra Income Advisors, all or any portion of which may be waived or deferred in Terra Income Advisors’ discretion. This portion of the pre-incentive fee net investment income (which exceeds the hurdle rate but is less than or equal to 2.5%) is referred to as the “catch-up.” The catch-up provision is intended to provide Terra Income Advisors with an incentive fee of 20.0% on all of the Company’s pre-incentive fee net investment income when the Company’s pre-incentive fee net investment income reaches 2.5% in any calendar quarter; and

•
20.0% of the amount of the Company’s pre-incentive fee net investment income, if any, that exceeds 2.5% in any calendar quarter (10.0% annualized) is payable to Terra Income Advisors once the hurdle rate is reached and the catch-up is achieved.

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
Organization and Offering Expenses
For the three and six months ended March 31, 2017 and 2016, Terra Income Advisors did not incur organization costs on behalf of the Company.
As of March 31, 2017 and September 30, 2016, Terra Income Advisors incurred cumulative organization costs of approximately $0.2 million and $0.2 million, respectively, and cumulative offering costs of approximately $2.6 million and $2.2 million, respectively, on behalf of the Company. Offering expenses consist of costs paid by Terra Income Advisors that are directly related to the registration and offering of the Company’s shares, including registration fees, legal fees and printing costs. Organization costs include those expenses paid by Terra Income Advisors for the legal organization, drafting and filing of the Company’s charter and other governance documents and include, but are not limited to, legal, accounting and filing fees.
Upon meeting the Minimum Offering Requirement, Terra Income Advisors is responsible for the payment of the Company’s cumulative organization and offering expenses to the extent such expenses exceed 1.5% of the gross proceeds from the Offering, without recourse against or reimbursement by the Company. As a result, Terra Income Advisors will bear all organization and offering expenses in excess of 1.5% of the gross proceeds from the Offering. Through March 31, 2017, the Company believes that

Notes to Financial Statements (Unaudited)

it is highly likely that it will raise sufficient funds to reimburse Terra Income Advisors in full for all cumulative organization and offering expenses incurred to date and has accrued those expenses and costs. As of March 31, 2017 and September 30, 2016, the unreimbursed amount in excess of the 1.5% threshold was approximately $1.8 million and $1.6 million, respectively, and is included in Due to Adviser, net on the statements of assets and liabilities. For the three months ended March 31, 2017, the Company made reimbursement payments of approximately $0.4 million to Terra Income Advisors for offering costs incurred on behalf of the Company. For the six months ended March 31, 2017, and 2016, the Company made offering costs reimbursement payments of approximately $0.7 million and $0.1 million, respectively, to Terra Income Advisors. There were no such reimbursement payments made for the three months ended March 31, 2016.
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
On April 27, 2016, the Company adopted an amended and restated dealer manager agreement (the “Amended Dealer Manager Agreement”). Under the terms of the Amended Dealer Manager Agreement, Terra Capital Markets receives selling commissions of 3.0% of gross proceeds from the Offering, dealer manager fees of up to 1.5% of the gross proceeds from the Offering, and broker-dealer fees of up to 1.0% of gross proceeds from the Offering for reimbursement of marketing and expenses, in connection with the sale of shares of the Company’s common stock in the Offering, all or a portion of which may be re-allowed to selected broker-dealers. In addition, Terra Capital Markets receives a transaction charge at an annual rate of 1.125% of gross offering proceeds, excluding shares sold through the DRIP, all or a portion of which may be re-allowed to selected broker-dealers for services performed in connection with the distribution of the Company’s shares. The transaction charge is payable annually with respect to each share sold in the primary offering on the first, second, third, and fourth anniversaries of the month of purchase. In connection with the adoption of the Amended Dealer Manager Agreement, Terra Capital Markets reimbursed the Company approximately $1.3 million for commissions and dealer manager fees the Company paid related to the shares sold on and prior to February 20, 2016, the last shareholder admittance date prior to the adoption of the Amended Dealer Manager Agreement. The reimbursement amount will be paid back to Terra Capital Markets on the first, second, third and fourth anniversaries of the months of purchase. As of March 31, 2017 and September 30, 2016, total transaction charge payable was $2.7 million and $2.2 million, respectively, as reflected on the statements of assets and liabilities.
The following table reflects the payment schedule of the transaction charge payable:

	Payments Due by Period as of March 31, 2017
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Transaction charge payable	$2,723,642	$762,000	$1,524,000	$437,642	$—
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

Notes to Financial Statements (Unaudited)

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
Participation interest purchased by the Company: The below tables list the investment interests participated by the Company via participation agreement (each, a “PA”) as of March 31, 2017 and September 30, 2016. In accordance with the terms of each PA, each Participant’s rights and obligations, including interest income and other income (e.g., exit fee and prepayment income) and related fees/expenses are based upon its respective pro-rata participation interest in such investments, as specified in the respective PA. The Company’s share of the investment is repayable only from the proceeds received from the related borrower/issuer of the investment, and therefore the Company is also subject to the credit risk (i.e., risk of default by the underlying borrower/issuer).

Notes to Financial Statements (Unaudited)

Pursuant to each PA, the affiliated fund receives and allocates the interest income and other related investment incomes in respect of the investment to the Company. The Company pays related expenses (i.e., the base management fee) directly to Terra Income Advisors.

	Participating Interests at March 31, 2017	March 31, 2017		September 30, 2016
		Principal Balance	Fair Value	Principal Balance	Fair Value
TSG-Parcel 1, LLC (1)	88.9%	$2,000,000	$2,018,762	$2,000,000	$2,022,814
140 Schermerhorn Street Mezz LLC (1)(2)	50.0%	7,500,000	7,561,276	—	—
QPT 24th Street Development, LLC (1)(3)	16.7%	8,433,333	8,536,719	—	—
Total		$17,933,333	$18,116,757	$2,000,000	$2,022,814
_______________

(1)	Participation through Terra Property Trust, Inc., an affiliated fund managed by the Adviser.

(2)	The Company acquired this investment in November 2016.

(3)	The Company acquired this investment in February 2017.
Transfers of participation interests by the Company: The following table summarizes the investments that were subject to PAs with investment partnerships affiliated with Terra Income Advisors as of March 31, 2017 and September 30, 2016:

			March 31, 2017
			Transfers treated as obligations under participation agreements
	Principal	Fair Value	% Transferred	Principal	Fair Value
KOP Hotel XXXI Mezz, LP. (1) (2)	$5,800,000	$5,942,671	31.0%	$1,800,000	$1,844,277
QPT 24th Street Mezz, LLC (1)	15,438,685	15,584,339	83.3%	12,863,770	12,985,150
Total	$21,238,685	$21,527,010		$14,663,770	$14,829,427

			September 30, 2016
			Transfers treated as obligations under participation agreements
	Principal	Fair Value	% Transferred	Principal	Fair Value
KOP Hotel XXXI Mezz, LP. (1)(2)	$5,800,000	$5,969,398	31.0%	$1,800,000	$1,852,572
QPT 24th Street Mezz, LLC (1)	15,250,568	15,250,567	83.3%	12,708,034	12,708,034
Total	$21,050,568	$21,219,965		$14,508,034	$14,560,606
_______________

(1)
The principal amount includes PIK interest of $438,685 and $250,568 as of March 31, 2017 and September 30, 2016, respectively, of which $363,770 and $208,034 was treated as obligations under participation agreements, respectively.

(2)	Participant is Terra Property Trust, Inc.
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

Notes to Financial Statements (Unaudited)

the Company, in part by allowing the Company to participate in larger investments, together with its Co-Investment Affiliates, than would be available to the Company if it had not obtained such relief.
Note 5. Commitments and Contingencies
In the ordinary course of business, the Company may enter into future funding commitments. As of March 31, 2017 and September 30, 2016, the Company had approximately $0.2 million and $0.4 million of unfunded commitments. The Company maintains sufficient cash on hand to fund such unfunded commitments.
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
See Note 4. “Related Party Transactions,” for a discussion of the Company’s commitments to Terra Income Advisors and its affiliates.
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
The following table reconciles net decrease in net assets resulting from operations to taxable loss:

	Six Months Ended March 31,
	2017	2016
Net investment loss	$(441,717)	$(1,209,848)
Net change in unrealized appreciation on investments	(320,513)	—
Net change in unrealized appreciation on obligations under participation agreements	31,689	—
Amortization of deferred offering costs	375,748	728,686
Expense reimbursement from Adviser	—	(576,755)
Incentive fees on capital gains	57,765	—
Other temporary differences (1)	(15,251)	23,696
Total taxable loss	$(312,279)	$(1,034,221)
_______________

(1)	Other temporary differences primarily related to deferred origination fee and amortization of organization fee and exit fee.

Notes to Financial Statements (Unaudited)

The following table reflects, for tax purposes, the estimated sources of the cash distributions that the Company has paid on its common stock during the six months ended March 31, 2017 and 2016:

	Six Months Ended March 31,
	2017		2016
Source of Distribution	Distribution Amount (1)	Percentage	Distribution Amount (1)	Percentage
Return of capital	$2,232,768	100.0%	$861,260	100.0%
Ordinary income	—	—%	—	—%
Distributions on a tax basis:	$2,232,768	100.0%	$861,260	100.0%
_______________

(1)
The Distribution Amount and Percentage reflected for the six months ended March 31, 2017 are estimated figures. The actual source of distributions for the fiscal year ending 2017 will be calculated in connection with the Company’s year-end procedures.

As of March 31, 2017, the Company did not have differences between book basis and tax basis cost of investments.
Note 7. Directors’ Fees
The Company’s directors who do not serve in an executive officer capacity for the Company or Terra Income Advisors are entitled to receive annual cash retainer fees, fees for attending board and committee meetings and annual fees for serving as a committee chairperson. These directors receive an annual fee of $20,000, plus $2,500 for each board meeting attended in person, $1,000 for each board meeting attended via teleconference and $1,000 for each committee meeting attended. In addition, the chairman of the audit committee receives an annual fee of $7,500 and the chairman of each of the nominating and corporate governance and the valuation committees, and any other committee, receives an annual fee of $2,500 for their additional services. For the three months ended March 31, 2017 and 2016, the company recorded $34,625 and $24,125, respectively, for directors’ fees expense. For the six months ended March 31, 2017 and 2016, the Company recorded $58,750 and $62,875, respectively, for directors’ fees expense.
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
Note 8. Capital
The Company entered into a stock purchase agreement with Terra Capital Partners, the Company’s sponsor. On September 19, 2014, pursuant to a private placement, Terra Capital Partners contributed cash consideration of $125,000 to purchase approximately 11,111 shares of common stock at $11.25 per share. On October 20, 2014, pursuant to a private placement, Terra Capital Partners contributed an additional $50,000 in cash to purchase approximately 4,445 additional shares of common stock at $11.25 per share. As of March 31, 2017, the Company had 5,692,356 shares of common stock outstanding.
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

On January 13, 2017, the Company decreased the public offering price of its common stock from $12.50 per share to $10.90 per share. The decrease in the public offering price was effective as of the Company's January 17, 2017 bi-monthly closing and first applied to subscriptions received from January 1, 2017 through January 16, 2017.
Note 9. Net Decrease in Net Assets
Loss per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of March 31, 2017 and September 30, 2016, there were no dilutive shares.
The following information sets forth the computation of the weighted average net decrease in net assets per share from operations for the three and six months ended March 31, 2017 and 2016:

	Three Months Ended March 31,		Six Months Ended March 31,
Basic	2017	2016	2017	2016
Net decrease in net assets resulting from operations	$(96,938)	$(784,289)	$(441,717)	$(1,209,848)
Weighted average common shares outstanding	5,161,662	2,173,975	4,814,672	1,725,697
Net decrease in net assets per share resulting from operations	$(0.02)	$(0.36)	$(0.09)	$(0.70)
Note 10. Distributions
Distributions from net investment income and capital gain distributions are determined in accordance with U.S. federal income tax regulations, which differ from U.S. GAAP.
The following table reflects the Company’s distributions for the six months ended March 31, 2017 and 2016:

Record Date	Payment Date	Per Share Per Day	Distributions Paid in Cash	Distributions Paid through the DRIP	Total Distributions Paid/Accrued
October 20, 2016	October 31, 2016	$0.002733	$237,090	$123,938	$361,028
November 20, 2016	November 30, 2016	0.002733	242,959	123,376	366,335
December 20, 2016	December 31, 2016	0.002733	264,315	132,250	396,565
January 20, 2017	January 31, 2017	0.002389	245,151	120,219	365,370
February 20, 2017	February 28, 2017	0.002389	229,907	113,350	343,257
March 20, 2017	March 31, 2017	0.002389	269,521	130,692	400,213
			$1,488,943	$743,825	$2,232,768

Record Date	Payment Date	Per Share Per Day	Distributions Paid in Cash	Distributions Paid through the DRIP	Total Distributions Paid/Accrued
October 20, 2015	October 31, 2015	$0.002740	$56,467	$27,330	$83,797
November 20, 2015	November 30, 2015	0.002740	66,042	37,026	103,068
December 20, 2015	December 31, 2015	0.002740	85,246	49,294	134,540
January 20, 2016	January 31, 2016	0.002733	104,209	61,892	166,101
February 20, 2016	February 29, 2016	0.002733	109,923	66,508	176,431
March 20, 2016	March 31, 2016	0.002733	122,410	74,913	197,323
			$544,297	$316,963	$861,260

Notes to Financial Statements (Unaudited)

Note 11. Financial Highlights
The following is a schedule of financial highlights for the six months ended March 31, 2017 and 2016:

	Six Months Ended March 31,
	2017	2016
Per share data:
Net asset value at beginning of period	$10.06	$10.97
Results of operations (1):
Net investment loss	(0.15)	(0.70)
Net change in unrealized appreciation on investments	0.07	—
Net change in unrealized appreciation on obligations under participation agreements	(0.01)	—
Net decrease in net assets resulting from operations	(0.09)	(0.70)
Stockholder distributions (2):
Distributions from return of capital	(0.46)	(0.50)
Net decrease in net assets resulting from stockholder distributions	(0.46)	(0.50)
Capital share transactions:
Other (3)	0.19	0.47
Net increase in net assets resulting from capital share transactions	0.19	0.47
Net asset value, end of period	$9.70	$10.24
Shares outstanding at end of period	5,692,356	2,335,081
Total return (4)	1.22%	(2.01)%
Ratio/Supplemental data:
Net assets, end of period	$55,203,031	$23,919,069
Ratio of net investment loss to average net assets (5)	(3.01)%	(13.33)%
Ratio of operating expenses to average net assets (5)	15.56%	25.14%
Portfolio turnover	—%	—%
_______________

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

(2)	The per share data for distributions reflects the actual amount of distributions declared per share during the period.

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

(5)
For the six months ended March 31, 2016, excluding the expense support and conditional reimbursement, the ratios of net investment loss and operating expenses to average net assets are (19.68)% and 31.49%, respectively.

Note 12. Subsequent Events
The management of the Company has evaluated events and transactions through May 8, 2017, the date the financial statements were issued, and has determined that there are no material events that would require adjustment to or disclosure in the Company’s financial statements other than those listed below.
From April 1, 2017 through May 8, 2017, the Company has issued 245,334 shares of common stock, including shares issued pursuant to the DRIP. The gross proceeds from these issuances including proceeds from shares issued pursuant to the DRIP were approximately $2.6 million.

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

•
actual and potential conflicts of interest with any of the following affiliated entities: Terra Income Advisors, LLC, our investment adviser (“Terra Income Advisors”); Terra Capital Partners, LLC, our sponsor; Terra Secured Income Fund, LLC and, together with Terra Secured Income Fund 2, LLC, Terra Secured Income Fund 3, LLC, Terra Secured Income Fund 4, LLC, Terra Secured Income Fund 5, LLC, Terra Secured Income Fund 5 International, Terra Income Fund International and Terra Secured Income Fund 7, LLC, the “Terra Income Funds”; Terra Property Trust, Inc., a subsidiary of Terra Secured Income 5, LLC; Terra Property Trust 2, Inc., a subsidiary of Terra Secured Income Fund 7, LLC; Terra Capital Advisors, LLC; Terra Capital Advisors 2, LLC; Terra Income Advisors 2, LLC; or any of their affiliates;

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
Our investment activities are externally managed by Terra Income Advisors and supervised by our board of directors (the “Board”), a majority of whom are independent. Under the investment advisory and administration services agreement (the “Investment Advisory Agreement”), we have agreed to pay Terra Income Advisors an annual base management fee based on our average quarterly gross assets, as well as incentive fees based on our performance. See “— Related Party Transactions — Compensation of Terra Income Advisors and Terra Capital Markets” below.
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
The level of our investment activity depends on many factors, including the amount of debt and equity capital available to prospective borrowers, the level of refinancing activity for such companies, the availability of credit to finance transactions, the general economic environment and the competitive environment for the types of investments we make. The timing of investing the proceeds from our Offering depends on the availability of investment opportunities that are consistent with our investment objective and strategies. Any distributions we make prior to the time that all capital raised has been deployed may be substantially lower than the distributions that we expect to pay when our portfolio is fully invested.
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

	March 31, 2017
	Gross Investments		Transfers Treated as Obligations Under Participation Agreements		Net Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair value
QPT 24th Street Mezz, LLC	$15,542,986	$15,584,339	$12,950,688	$12,985,150	$2,592,298	$2,599,189
QPT 24th Street Development, LLC	8,538,750	8,536,719	—	—	8,538,750	8,536,719
140 Schermerhorn Street Mezz LLC	7,443,243	7,561,276	—	—	7,443,243	7,561,276
KOP Hotel XXXI Mezz, LP.	5,782,204	5,942,671	1,794,477	1,844,277	3,987,727	4,098,394
YIP Santa Maria LLC	4,467,162	4,536,050	—	—	4,467,162	4,536,050
GAHC3 Lakeview IN Medical Plaza, LLC	3,273,410	3,273,410	—	—	3,273,410	3,273,410
CS1031 Louisburg MOB Holdings, LLC	2,921,128	2,973,274	—	—	2,921,128	2,973,274
Hertz Clinton One Mezzanine, LLC	2,433,571	2,508,678	—	—	2,433,571	2,508,678
TSG-Parcel 1, LLC	2,020,000	2,018,762	—	—	2,020,000	2,018,762
	$52,422,454	$52,935,179	$14,745,165	$14,829,427	$37,677,289	$38,105,752

	September 30, 2016
	Gross Investments		Transfers Treated as Obligations Under Participation Agreements		Net Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
QPT 24th Street Mezz, LLC	$15,250,567	$15,250,567	$12,708,034	$12,708,034	$2,542,533	$2,542,533
KOP Hotel XXXI Mezz, LP.	5,800,000	5,969,398	1,800,000	1,852,572	4,000,000	4,116,826
GAHC3 Lakeview IN Medical Plaza, LLC	3,074,671	3,074,671	—	—	3,074,671	3,074,671
Hertz Clinton One Mezzanine, LLC	2,429,286	2,429,286	—	—	2,429,286	2,429,286
TSG-Parcel 1, LLC	2,000,000	2,022,814	—	—	2,000,000	2,022,814
	$28,554,524	$28,746,736	$14,508,034	$14,560,606	$14,046,490	$14,186,130
Portfolio Investment Activity
For the three months ended March 31, 2017 and 2016, we invested approximately $12.1 million and $2.4 million in new loans, respectively, and had a partial repayment of $0.7 million for the three months ended March 31, 2017, resulting in net gross investments made of approximately $11.4 million and $2.4 million, respectively, for the periods. For the six months ended March 31, 2017 and 2016, we invested approximately $24.1 million and $23.2 million in new loans, respectively, and had a partial repayment of $0.7 million for the six months ended March 31, 2017, resulting in net gross investments made of approximately $23.4 million and $23.2 million, respectively, for the periods.

Our portfolio composition, based on fair value at March 31, 2017 and September 30, 2016 was as follows:

	March 31, 2017		September 30, 2016
	Percentage of Total Portfolio	Weighted Average Yield (1)	Percentage of Total Portfolio	Weighted Average Yield (1)
Loans	65.8%	12.1%	93.0%	13.4%
Loans through participation interest (Note 4)	34.2%	10.7%	7.0%	12.0%
Total	100.0%	11.6%	100.0%	13.3%
_______________

(1)	Based upon the par value of our debt investments.
The following table shows the portfolio composition by property type grouping based on fair value at March 31, 2017 and September 30, 2016:

	March 31, 2017		September 30, 2016
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Hotel	$18,039,997	34.1%	$5,969,398	20.8%
Land	26,139,820	49.4%	17,273,381	60.1%
Office	8,755,362	16.5%	5,503,957	19.1%
Total	$52,935,179	100.0%	$28,746,736	100.0%
The following table presents the fair value measurements at March 31, 2017 and September 30, 2016:

	March 31, 2017		September 30, 2016
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Loans	$34,818,422	65.8%	26,723,922	93.0%
Loans through participation interest (Note 4)	18,116,757	34.2%	2,022,814	7.0%
Total	$52,935,179	100.0%	28,746,736	100.0%
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
As of March 31, 2017 and September 30, 2016, obligations under participation agreements at fair value totaled approximately $14.8 million and $14.6 million, respectively, and the fair value of the loans that are associated with these obligations under participation agreements was approximately $21.5 million and $21.2 million, respectively. During the six months ended March 31, 2017 and 2016, there were no repayments on obligations under participation agreements. The weighted average interest rate on our obligations under participation agreements was approximately 13.9% as of both March 31, 2017 and September 30, 2016.

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
Operating results for the three and six months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,			Six Months Ended March 31,
	2017	2016	Change	2017	2016	Change
Total investment income	$1,677,618	$828,358	$849,260	$3,075,083	$1,072,905	$2,002,178
Total operating expenses	1,851,433	1,612,647	238,786	3,805,624	2,859,508	946,116
Less: Expense reimbursement from Adviser	—	—	—	—	(576,755)	576,755
Net operating expenses	1,851,433	1,612,647	238,786	3,805,624	2,282,753	1,522,871
Net investment loss	(173,815)	(784,289)	610,474	(730,541)	(1,209,848)	479,307
Net change in unrealized appreciation on investments	32,601	—	32,601	320,513	—	320,513
Net change in unrealized appreciation on obligations under participation agreements	44,276	—	44,276	(31,689)	—	(31,689)
Net decrease in net assets resulting from operations	$(96,938)	$(784,289)	$687,351	$(441,717)	$(1,209,848)	$768,131
Investment Income
For the three and six months ended March 31, 2017 as compared to the same periods in 2016, total investment income increased by approximately $0.8 million and $2.0 million, respectively, primarily due to new investments we made during 2016 and 2017. For the three months ended months ended March 31, 2017, our weighted-average investment balance was approximately $46.6 million and weighted-average annual interest rate on the investments was 12.6%, compared to weighted-average investment balance of approximately $23.2 million and annual interest rate of the investments of 13.5% for the same period in 2016. For the six months ended months ended March 31, 2017, our weighted-average investment balance was approximately $40.5 million and weighted-average annual interest rate on the investments was 12.9%, compared to weighted-average investment balance of approximately $15.2 million and annual interest rate of the investments of 13.0% for the same period in 2016.

Operating Expenses
The composition of our operating expenses for the three and six months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,			Six Months Ended March 31,
	2017	2016	Change	2017	2016	Change
Interest expense from obligations under participation agreements	$559,344	$502,533	$56,811	$1,180,609	$581,355	$599,254
Marketing expenses	128,534	137,535	(9,001)	490,787	390,714	100,073
Professional fees	408,858	329,553	79,305	700,589	549,644	150,945
Base management fees	278,854	111,955	166,899	524,093	187,973	336,120
Amortization of offering costs	208,571	373,153	(164,582)	375,748	728,686	(352,938)
Operating expense reimbursement to Adviser (Note 4)	133,522	71,218	62,304	248,635	221,342	27,293
Insurance expense	53,466	55,986	(2,520)	106,932	112,784	(5,852)
Incentive fees on capital gain	15,375	—	15,375	57,765	—	57,765
General and administrative expenses	30,284	6,589	23,695	61,716	24,135	37,581
Directors’ fees	34,625	24,125	10,500	58,750	62,875	(4,125)
Total operating expenses	1,851,433	1,612,647	238,786	3,805,624	2,859,508	946,116
Less: Expense reimbursement from Adviser	—	—	—	—	(576,755)	576,755
Net expenses	$1,851,433	$1,612,647	$238,786	$3,805,624	$2,282,753	$1,522,871
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
For the three and six months ended March 31, 2017 as compared to the same periods in 2016, total operating expenses increased by approximately $0.2 million and $0.9 million, respectively, primarily due to (i) an increase in interest expense from obligations under participation agreements of approximately $0.1 million and $0.6 million, respectively; (ii) an increase in base management fees of approximately $0.2 million and $0.3 million, respectively; (iii) an increase in professional fees of approximately $0.1 million and $0.2 million, respectively; and (iv) an increase in operating expense reimbursement to Adviser of approximately $0.1 million for the three months ended March 31, 2017. These increases were partially offset by a decrease in amortization of offering costs of approximately $0.2 million and $0.4 million, respectively. Interest expense from obligations under participation agreements increased as a result of an increase in weighted average outstanding principal balance in the current periods as compared to the same periods in the prior year. Base management fees, operating expense reimbursement to Adviser and professional fees increased as a result of investments entered into during 2017 and 2016, which increased our asset base. Amortization of offering costs decreased as a result of offering costs incurred prior to the commencement of operations became fulling amortized prior to September 30, 2016.
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
For the three months ended March 31, 2017 and 2016 and the six months ended March 31, 2017, we did not record any expense reimbursements. For the six months ended March 31, 2016, we recognized expense reimbursements made by Terra Income Advisors of approximately $0.6 million, which are included in the statements of operations.
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
There were no sales or repayments for the three and six months ended March 31, 2017 and 2016, therefore, there were no realized gains or losses.
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
For both the three and six months ended March 31, 2017, net change in unrealized appreciation on investment was approximately $0.03 million and $0.3 million, respectively, and net change in unrealized appreciation on obligations under participation agreements was approximately $(0.04) million and $0.03 million, respectively. For the three and six months ended March 31, 2016, there was no unrealized appreciation or depreciation on our investments or obligations under participation agreements. The net change in unrealized appreciation on our investments and obligations under participation agreements during the three and six months ended March 31, 2017 was primarily due to new investments we made during 2017 and 2016, which increased our investments in the portfolio for the three and six months ended March 31, 2017 as compared to the same periods in the prior year.
Net Decrease in Net Assets Resulting from Operations
For the three months ended March 31, 2017 and 2016, we recorded a net decrease in net assets resulting from operations of approximately $0.1 million and $0.8 million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended March 31, 2017 and 2016, our per share net decrease in net assets resulting from operations was $0.02 and $0.36, respectively.
For the six months ended March 31, 2017 and 2016, we recorded a net decrease in net assets resulting from operations of approximately $0.4 million and $1.2 million, respectively. Based on the weighted average shares of common stock outstanding for the six months ended March 31, 2017 and 2016, our per share net decrease in net assets resulting from operations was $0.09 and $0.70, respectively.
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
Cash Flows for the Six Months Ended March 31, 2017
Operating Activities — For the six months ended March 31, 2017, net cash used in operating activities was approximately $23.7 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and sales of portfolio investments, among other factors. Cash flows used in operating activities for the six months ended March 31, 2017 were primarily purchases of investments totaling approximately $24.4 million, partially offset by a partial repayment of an investment of approximately $0.7 million.
Financing Activities — For the six months ended March 31, 2017, net cash provided by financing activities was approximately $13.8 million, primarily related to proceeds from the issuance of common stock of approximately $16.1 million, partially offset by payments of selling commissions and dealer manager fees of approximately $0.8 million and distributions paid to stockholders of approximately $1.5 million.
Cash Flows for the Six Months Ended March 31, 2016
Operating Activities — For the six months ended March 31, 2016, net cash used in operating activities was approximately $3.2 million, primarily due to purchases of investments totaling approximately $23.2 million, partially offset by net proceeds from obligations under participation agreements of approximately $14.3 million and an increase in payable for unsettled stock subscriptions of $6.3 million.
Financing Activities — For the six months ended March 31, 2016, net cash provided by financing activities was approximately $14.9 million, primarily related to proceeds from the issuance of common stock of approximately $17.1 million, partially offset by payments of selling commissions and dealer manager fees of approximately $1.6 million and distributions paid to stockholders of approximately $0.5 million.

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
Revenue Recognition
Security transactions are accounted for on their trade date. We record interest income on an accrual basis to the extent that we expect to collect such amounts. We do not accrue as a receivable interest on loans and securities if there is reason to doubt the collectability of such income. Loan origination fees, exit fees, original issue discount and market discount are capitalized and such amounts are amortized into interest income as a yield adjustment using the effective interest method over the respective term of the loan. We record prepayment premiums on loans and securities as interest income when we receive such amounts. Income accrual is generally suspended for investments at the earlier of the date at which payments become 90 days past due or when, in the opinion of the Manager, recovery of income and principal becomes doubtful. Interest is then recorded on the basis of cash received until accrual is resumed when the investment becomes contractually current and performance is demonstrated to be resumed.
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
Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the statements of operations. During the six months ended March 31, 2017 and 2016, we did not incur any interest or penalties.
Contractual Obligations
We have entered into certain contracts under which we have material future commitments. On April 20, 2015, we entered into the Investment Advisory Agreement with Terra Income Advisors in accordance with the 1940 Act. The Investment Advisory Agreement became effective on June 24, 2015, the date that we met the Minimum Offering Requirement. Terra Income Advisors serves as our investment adviser in accordance with the terms of the Investment Advisory Agreement. Payments under the Investment Advisory Agreement in each reporting period consist of (i) a base management fee equal to a percentage of the value of our average gross assets and (ii) an incentive fee based on our performance. Terra Income Advisors is reimbursed for allocated administrative expenses incurred on our behalf. For the three months ended March 31, 2017 and 2016, we incurred approximately $0.3 million and $0.1 million, respectively, in base management fee under the Investment Advisory Agreement. For the six months ended March 31, 2017 and 2016, we incurred approximately $0.5 million and $0.2 million, respectively, in base management fee under the Investment Advisory Agreement. For the three months ended March 31, 2017 and 2016, we incurred approximately $0.1 million and $0.1 million, respectively, in allocated administrative expenses reimbursable to Terra Income Advisors. For the six months ended March 31, 2017 and 2016, we incurred approximately $0.2 million and $0.2 million, respectively, in allocated administrative expenses reimbursable to Terra Income Advisors.
On April 20, 2015, we entered into a dealer manager agreement with Terra Capital Markets, an affiliate of Terra Income Advisors, to serve as the dealer manager of the Offering. On April 27, 2016, we adopted an amended and restated dealer manager agreement (the “Amended Dealer Manager Agreement”). Under the terms of the Amended Dealer Manager Agreement, Terra Capital Markets receives selling commissions, dealer manager fees and broker-dealer fees of 3.0%, 1.5% and up to 1.0%, respectively, of gross proceeds from the Offering, all or a portion of which may be re-allowed to selected broker-dealers for marketing and expenses. In addition, Terra Capital Markets receives a transaction charge at an annual rate of 1.125% of gross offering proceeds, excluding shares sold through the distribution reinvestment plan, all or a portion of which may be re-allowed to selected broker-dealers for services performed in connection with the distribution of our shares. The transaction charge is payable annually with respect to each share sold in the primary offering on the first, second, third, and fourth anniversaries of the month of purchase.
For the three months ended March 31, 2017 and 2016, we incurred approximately $0.8 million and $0.5 million, respectively, of broker-dealer commissions and fees and, of this amount, approximately $0.5 million and $0.3 million, respectively, were re-allowed to selected broker-dealers. For the six months ended March 31, 2017 and 2016, we incurred approximately $1.5 million and $1.6 million, respectively, of broker-dealer commissions and fees and, of this amount, approximately $1.0 million and $1.0 million, respectively, were re-allowed to selected broker-dealers. As of March 31, 2017, total transaction charge payable was approximately $2.7 million, as reflected on the statements of assets and liabilities.
The following table reflects the payment schedule of the transaction charge payable:

	Payments Due by Period as of March 31, 2017
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Transaction charge payable	$2,723,642	$762,000	$1,524,000	$437,642	$—
In June 2016, we purchased a B-Note that provides for a total lending commitment of $3.5 million. As of March 31, 2017, the unfunded commitment on this investment was approximately $0.2 million. We expect to fund this commitment in the next twelve months.
Off-Balance Sheet Arrangements
Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any off-balance sheet financings or liabilities.
Recently Issued Accounting Standards
In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or services. In July 2015, the FASB postponed the effective date of this new guidance from January 1, 2017 to January 1, 2018. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We do not expect the adoption of ASU 2014-09 to have a material impact on our financial statements and disclosure.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 outlines a new model for accounting by lessees, whereby their rights and obligations under substantially all leases, existing and new, would be capitalized and recorded on the balance sheet. For lessors, however, the accounting remains largely unchanged from the current model, with the distinction between operating and financing leases retained, but updated to align with certain changes to the lessee model and the new revenue recognition standard. The new standard also replaces existing sale-leaseback guidance with a new model applicable to both lessees and lessors. Additionally, the new standard requires extensive quantitative and qualitative disclosures. ASU 2016-02 is effective for U.S. GAAP public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; for all other entities, the final lease standard will be effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early application will be permitted for all entities. The new standard must be adopted using a modified retrospective transition of the new guidance and provides for certain practical expedients. Transition will require application of the new model at the beginning of the earliest comparative period presented. This ASU is not expected to have any impact on our financial statements as we do not have any lease arrangements.
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

•
100% of our pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than or equal to 2.5% in any calendar quarter (10.0% annualized) is payable to Terra Income Advisors, all or any portion of which may be waived or deferred in Terra Income Advisors’ discretion. We refer to this portion of our pre-incentive fee net investment income (which exceeds the hurdle rate but is less than or equal to 2.5%) as the “catch-up.” The catch-up provision is intended to provide Terra Income Advisors with an incentive fee of 20.0% on all of our pre-incentive fee net investment income when our pre-incentive fee net investment income reaches 2.5% in any calendar quarter; and

•
20.0% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.5% in any calendar quarter (10.0% annualized) is payable to Terra Income Advisors once the hurdle rate is reached and the catch-up is achieved.

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
Terra Income Advisors has funded our offering costs and organization costs. Organization expenses are expensed on our statements of operations. All offering costs incurred during the offering period are recorded as deferred charge and amortized over twelve months from the date the cost is incurred, with the exception of those costs that were incurred prior to the commencement of operations on June 24, 2015, which are being amortized over a 12-month period from that date forward. Terra Income Advisors is responsible for the payment of our cumulative organization and offering expenses to the extent such expenses exceed 1.5% of the gross proceeds from the Offering, without recourse against or reimbursement by us. As a result, Terra Income Advisors will bear all organization and offering expenses in excess of 1.5% of the gross proceeds from the Offering. Through March 31, 2017, we believe that it is highly likely that we will raise sufficient funds to reimburse Terra Income Advisers in full for all cumulative organization and offering expenses incurred to date and has accrued those expenses and costs. As of March 31, 2017 and September 30, 2016, Terra Income Advisors funded offering costs and organization costs in the amount of approximately $2.8 million and $2.4 million, respectively. The unreimbursed amount in excess of the 1.5% threshold was approximately $1.6 million and $1.6 million as of March 31, 2017 and September 30, 2016, respectively, and is included in Due to Adviser, net on the statements of assets and liabilities. For the three months ended March 31, 2017, the Company made reimbursement payments of approximately $0.4 million to Terra Income Advisors for offering costs incurred on behalf of the Company. For the six months ended March 31, 2017, and 2016, the Company made offering costs reimbursement payments of approximately $0.7 million and $0.1 million, respectively, to Terra Income Advisors. There were no such reimbursement payments made for the three months ended March 31, 2016.
Under the Amended Dealer Manager Agreement, Terra Capital Markets, an affiliate of Terra Income Advisors, is entitled to receive selling commissions, broker-dealer fees and dealer manager fees in connection with the sale of shares of our common stock in the Offering, all or a portion of which may be re-allowed to selected broker-dealers. For the three months ended March 31, 2017 and 2016, we incurred approximately $0.8 million and $0.5 million, respectively, of broker-dealer commissions and fees and, of this amount, approximately $0.5 million and $0.3 million, respectively, were re-allowed to selected broker-dealers. For the six months ended March 31, 2017 and 2016, we incurred approximately $1.5 million and $1.6 million, respectively, of broker-dealer commissions and fees and, of this amount, approximately $1.0 million and $1.0 million, respectively, were re-allowed to selected broker-dealers. As of March 31, 2017, total transaction charge payable was approximately $2.7 million, as reflected on the statements of assets and liabilities.
Pursuant to the Expense Support Agreement, Terra Income Advisors has agreed to reimburse us for certain operating expenses for any period since inception, until we and Terra Income Advisors mutually agree otherwise. This payment for any month shall be paid by Terra Income Advisors to us in any combination of cash or other immediately available funds, and/or offsets against amounts due from us to Terra Income Advisors. Reimbursement shall be made as promptly as possible on a date mutually agreed to by us and Terra Income Advisors provided that (i) the operating expense ratio, defined as Net Operating Expenses expressed as a percentage of our net assets on the relevant measurement date, as of such reimbursement date is equal to or less than the operating expense ratio as of the Expense Support Payment date attributable to such specified Expense Support Payment, (ii) the annualized distribution rate as of such reimbursement date is equal to or greater than the annualized distribution rate as of the Expense Support Payment date attributable to such specified Expense Support Payment; (iii) such reimbursement date is not later than three years following such specified Expense Support Payment date; and (iv) the Expense Support Payment does not cause our Net Operating Expenses to exceed 1.5% of our net assets attributable to common shares, after taking such reimbursement into account. Terra Income Advisors is entitled to reimbursement of all previously unreimbursed Expense Support Payments in the event of termination of the Expense Support Agreement. For the six months ended March 31, 2016, we recorded Expense Support Payment of approximately $0.6 million, which are included in the statements of operations. There was no such Expense Support Payment recorded for the three months ended March 31, 2017 and 2016, and six months ended March 31, 2017.
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
As of March 31, 2017, we had one investment with a principal balance of approximately $3.3 million that provides for interest income indexed to London Interbank Offered Rate (“LIBOR”) (see “Item 1. Financial Statements — Schedule of Investments”). A decrease of 1% in LIBOR would decrease our annual interest income by approximately $0.03 million and an increase of 1% in LIBOR would increase our annual interest income by approximately $0.03 million.
We may hedge against interest rate and currency exchange rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts, subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. For the three and six months ended March 31, 2017 and 2016, we did not engage in interest rate hedging activities.
In addition, we may have risks regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Valuation of Investments.”
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
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

Date: May 8, 2017

TERRA INCOME FUND 6, INC.

By:	/s/ Bruce D. Batkin
Bruce D. Batkin
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gregory M. Pinkus
Gregory M. Pinkus
Chief Financial Officer, Chief Operating Officer,
Treasurer and Secretary
(Principal Financial and Accounting Officer)