Form 10-Q
period 2017-06-30
Terra Income Fund 6, Inc.
filed 2017-08-08
CIK 1577134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017

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

As of August 8, 2017, the registrant had 6,932,945 shares of common stock, $0.001 par value, outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Terra Income Fund 6, Inc.
Statements of Assets and Liabilities

	June 30, 2017	September 30, 2016
	(Unaudited)
Assets
Investments, at fair value — non-controlled (amortized cost of $36,272,306 and $26,554,524, respectively)	$36,531,197	$26,723,922
Investments through participation interest, at fair value — non-controlled (amortized cost of $31,215,284 and $2,000,000, respectively) (Note 4)	31,506,687	2,022,814
Total investments	68,037,884	28,746,736
Cash and cash equivalents	15,199,796	31,634,296
Cash, restricted	684,142	836,434
Interest receivable	328,141	278,424
Deferred offering costs	—	361,482
Prepaid expenses and other assets	155,838	274,851
Total assets	84,405,801	62,132,223

Liabilities
Obligations under participation agreements, at fair value (proceeds of $14,663,770 and $14,508,034, respectively) (Note 4)	14,688,012	14,560,606
Transaction charge payable	3,032,868	2,191,734
Due to Adviser, net	796,312	1,498,808
Interest reserve and other deposits held on investments	684,142	836,434
Accrued expenses	276,925	218,360
Interest payable from obligations under participation agreements	16,250	144,575
Directors’ fees payable	5,625	5,625
Other liabilities	272,337	201,333
Total liabilities	19,772,471	19,657,475
Net assets	$64,633,330	$42,474,748

Commitments and contingencies (See Note 5)
Components of net assets:
Common stock, $0.001 par value, 450,000,000 shares authorized, and 6,715,582 and 4,222,358 shares issued and outstanding, respectively	$6,715	$4,222
Capital in excess of par	64,440,126	42,537,764
Accumulated net investment loss	(334,624)	(206,878)
Net change in unrealized appreciation on investments	550,294	192,212
Net change in unrealized appreciation on obligations under participation agreements	(29,181)	(52,572)
Net assets	$64,633,330	$42,474,748
Net asset value per share	$9.62	$10.06
See notes to financial statements.

Terra Income Fund 6, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Investment income
Interest income	$294,075	$914,886	$3,349,158	$1,976,033
Other fee income	19,045	1,111	39,045	12,869
Total investment income	313,120	915,997	3,388,203	1,988,902
Operating expenses
Interest expense from obligations under participation agreements (Note 4)	(402,185)	504,832	778,424	1,086,187
Marketing expenses	201,348	297,797	692,135	688,511
Professional fees	223,047	197,868	923,636	747,512
Base management fees	318,616	155,091	842,709	343,064
Incentive fees on capital gain (1)	18,530	—	76,295	—
Operating expense reimbursement to Adviser (Note 4)	145,853	89,017	394,488	310,359
Amortization of offering costs (Note 4)	—	434,345	375,748	1,163,031
Insurance expense	53,469	53,465	160,401	166,249
General and administrative expenses	35,796	9,165	97,512	33,300
Directors’ fees	24,125	33,125	82,875	96,000
Interest expense on mortgage financing	35,974	—	35,974	—
Total operating expenses	654,573	1,774,705	4,460,197	4,634,213
Less: Expense reimbursement from Adviser	—	—	—	(576,755)
Less: Reduction of offering costs	(944,248)	—	(944,248)	—
Net operating expenses	(289,675)	1,774,705	3,515,949	4,057,458
Net investment income (loss)	602,795	(858,708)	(127,746)	(2,068,556)
Net change in unrealized appreciation on investments	37,569	539,854	358,082	539,854
Net change in unrealized appreciation on obligations under participation agreements	55,080	(328,444)	23,391	(328,444)
Net increase (decrease) in net assets resulting from operations	$695,444	$(647,298)	$253,727	$(1,857,146)

Per common share data:
Net investment income (loss) per share	$0.10	$(0.32)	$(0.02)	$(1.01)
Net increase (decrease) in net assets per share resulting from operations	$0.11	$(0.24)	$0.05	$(0.91)
Weighted average common shares outstanding	6,099,041	2,701,762	5,242,795	2,050,068
_______________

(1)
Incentive fees on capital gains are based on 20% of net unrealized capital gains of $92,649 and $381,473 for the three and nine months ended June 30, 2017, respectively. No incentive fees on capital gains are actually payable by the Company with respect to unrealized gains unless and until those gains are realized.

See notes to financial statements.

Terra Income Fund 6, Inc.
Statements of Changes in Net Assets
(Unaudited)

	Nine Months Ended June 30,
	2017	2016
Operations
Net investment loss	$(127,746)	$(2,068,556)
Net change in unrealized appreciation on investments	358,082	539,854
Net change in unrealized appreciation on obligations under participation agreements	23,391	(328,444)
Net increase (decrease) in net assets resulting from operations	253,727	(1,857,146)

Stockholder distributions
Distributions from return of capital	(3,556,971)	(1,532,024)
Net decrease in net assets resulting from stockholder distributions	(3,556,971)	(1,532,024)

Capital share transactions
Issuance of common stock	26,787,339	30,558,035
Selling commissions, dealer manager fees and transaction charges	(2,510,839)	(2,829,162)
Reinvestment of stockholder distributions	1,185,326	565,624
Net increase in net assets resulting from capital share transactions	25,461,826	28,294,497
Net increase in net assets	22,158,582	24,905,327
Net assets, at beginning of period	42,474,748	10,161,072
Net assets, at end of period	$64,633,330	$35,066,399

Capital Share Activity
Shares outstanding, at beginning of period	4,222,358	926,357
Shares issued from subscriptions	2,383,457	2,467,201
Shares issued from reinvestment of stockholder distributions	109,767	47,631
Shares outstanding, at end of period	6,715,582	3,441,189
See notes to financial statements.

Terra Income Fund 6, Inc.
Statements of Cash Flows (Unaudited)

	Nine Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$253,727	$(1,857,146)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized appreciation on investments	(358,082)	(539,854)
Net change in unrealized appreciation on obligations under participation agreements	(23,391)	328,444
Amortization of deferred offering costs	(568,500)	1,163,031
Amortization and accretion of investment-related fees, net	(194,737)	—
Paid-in-kind interest, net	(32,381)	(28,568)
Amortization of discount and premium on investments, net	98,988	—
Purchases of investments	(40,561,137)	(26,301,813)
Partial repayment of an investment	1,906,998	—
Proceeds from obligations under participation agreements	—	14,300,000
Changes in operating assets and liabilities:
Decrease (increase) in cash, restricted	152,292	(1,294,660)
Increase in interest receivable	(49,717)	(241,765)
Decreased (increase) in deferred offering costs	361,482	(581,788)
Decrease (increase) in prepaid expenses and other assets	119,013	(190,644)
(Decrease) increase in due to Adviser, net	(133,996)	591,766
(Decrease) increase in interest reserve and other deposits held on investments	(152,292)	1,294,660
Decrease in unsettled stock subscriptions	—	(316,000)
Increase in accrued expenses	58,565	139,922
(Decrease) increase in interest payable from obligations under participation agreements	(128,325)	144,583
Increase in directors’ fees payable	—	5,625
Increase in other liabilities	22,991	50,665
Net cash used in operating activities	(39,228,502)	(13,333,542)
Cash flows from financing activities:
Issuance of common stock	26,787,339	30,558,035
Payments of stockholder distributions	(2,371,645)	(966,400)
Payments of selling commissions, dealer manager fees and transaction charges	(1,621,692)	(2,214,253)
Reimbursement of selling commissions and dealer manager fees	—	1,296,877
Proceeds from mortgage financing	3,333,333	—
Repayments of mortgage financing	(3,333,333)	—
Payments of offering costs	—	(37,348)
Net cash provided by financing activities	22,794,002	28,636,911
Net (decrease) increase in cash and cash equivalents	(16,434,500)	15,303,369
Cash and cash equivalents, at beginning of period	31,634,296	8,248,797
Cash and cash equivalents, at end of period	$15,199,796	$23,552,166
Supplemental disclosure of cash flow information:
Interest paid on obligations under participation agreements	$689,107	$803,233
Interest paid on mortgage financing	$35,974	$—
Supplemental non-cash information:
Reinvestment of stockholder distributions	$1,185,326	$565,624
See notes to financial statements.

Terra Income Fund 6, Inc.
Schedule of Investments
June 30, 2017
 (Unaudited)

Portfolio Company (1)	Structure	Collateral Location	Property Type	Interest Rate	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)	% of Net Assets (3)
Investments — non-controlled:
KOP Hotel XXXI Mezz, LP. (4) (5)	Mezzanine loan	US - PA	Hotel	13.00%	11/24/2015	12/6/2022	$5,800,000	$5,784,081	$5,878,111	9.1%
QPT 24th Street Mezz, LLC (4) (5) (6) (7)	Mezzanine loan	US - NY	Land	12.00% Current/ 2.00% PIK	12/15/2015	6/15/2017	15,438,685	15,438,685	15,438,685	23.9%
Hertz Clinton One Mezzanine, LLC	Mezzanine loan	US - MS	Office	12.00%	3/18/2016	1/1/2025	2,500,000	2,435,714	2,509,983	3.9%
GAHC3 Lakeview IN Medical Plaza, LLC (8)	B-note	US - IN	Office	11.60% + LIBOR	6/17/2016	1/21/2019	3,368,131	3,368,131	3,374,595	5.2%
YIP Santa Maria LLC	Mezzanine loan	US - CA	Hotel	13.00%	11/15/2016	12/9/2019	4,500,000	4,474,043	4,537,251	7.0%
CS1031 Louisburg MOB Holdings, LLC	Mezzanine loan	US - NC	Office	10.00%	1/24/2017	2/6/2018	1,775,000	1,771,652	1,792,572	2.8%
Dwight Mezz II LLC	Mezzanine loan	US - CA	Student housing	11.00%	5/11/2017	5/6/2027	3,000,000	3,000,000	3,000,000	4.7%
Total investments — non-controlled								$36,272,306	$36,531,197	56.6%

Investments through participation interest — non-controlled (4)(9):
TSG-Parcel 1, LLC	Participation in first mortgage	US - CA	Land	12.00%	7/17/2015	10/10/2017	$2,000,000	$2,020,000	$2,019,339	3.1%
140 Schermerhorn Street Mezz LLC	Participation in mezzanine loan	US - NY	Hotel	12.00%	11/16/2016	12/1/2019	7,500,000	7,456,467	7,565,118	11.7%
QPT 24th Street Development, LLC (7)(10)	Participation in first mortgage	US - NY	Land	9.25%	2/21/2017	6/15/2017	8,433,333	8,433,333	8,433,333	13.0%
OHM Atlanta Owner, LLC	Participation in first mortgage	US - GA	Land	12.00%	6/20/2017	6/20/2018	10,000,000	9,905,484	10,088,897	15.6%
NB Factory JV, LLC	Participation in preferred equity investment	US - UT	Student Housing	15.00%	6/29/2017	6/26/2020	3,400,000	3,400,000	3,400,000	5.3%
Total investments through participation interest — non-controlled								$31,215,284	$31,506,687	48.7%

Total Investments								$67,487,590	$68,037,884	105.3%
_______________

(1)	All the Company’s investments are issued by an eligible U.S. portfolio company, as defined in the Investment Company Act of 1940.

(2)	Because there is no readily available market for these investments, the fair value of these investments are approved in good faith by the Company’s board of directors.

(3)	Percentages are based on net assets of $64,633,330 as of June 30, 2017.

(4)	Participation interest is with Terra Property Trust, Inc., a related-party real estate investment trust managed by an affiliate of the Company’s sponsor.

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

(7)
For the three months ended June 30, 2017, the Company suspended interest income accrual of approximately $0.7 million on these two loans, and wrote off approximately $0.5 million of past due interest receivables and $0.3 million of exit fee accruals because recovery of such income and fee was doubtful. As a result, the Company suspended interest expense accrual of approximately $0.5 million on the mezzanine loan on which the Company had a participation liability, and wrote off approximately $0.4 million of interest payable and $0.1 million of exit fee accruals. In July 2017, the principal balances of these two loans and the obligations under participation agreement were repaid in full.

(8)
The interest rate for this investment is indexed to London Interbank Offered Rate (“LIBOR”). At June 30, 2017, the effective interest rate on this investment was 12.83%. As of June 30, 2017, this investment had an unfunded commitment of $131,869.

(9)	See “Participation Agreements” in Note 4 in the accompanying notes to the financial statements.

(10)
In May 2017, the Company obtained approximately $3.3 million of mortgage financing for this investment. The mortgage financing carried interest at an annual rate of LIBOR plus 4.75% and had an initial maturity date of August 4, 2017. In June 2017, the mortgage financing was repaid in full.

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

Terra Income Fund 6, Inc.
Notes to Financial Statements (Unaudited)

Note 1. Principal Business and Organization
Terra Income Fund 6, Inc. (the “Company”) was incorporated under the general corporation laws of the State of Maryland on May 15, 2013. On March 2, 2015, the Company filed a public registration statement on Form N-2 (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) to offer a minimum of $2.0 million of common stock and a maximum of $1.0 billion of common stock in a continuous public offering (the “Offering”). The Company formally commenced operations on June 24, 2015, upon raising gross proceeds in excess of $2.0 million (the “Minimum Offering Requirement”) from sales of shares of its common stock in the Offering, including sales to persons who are affiliated with the Company or its adviser, Terra Income Advisors, LLC (“Terra Income Advisors” or “Adviser”). Since commencing the Offering and through June 30, 2017, the Company has sold 6,526,278 shares of common stock, including shares purchased by Terra Capital Partners, LLC, the Company’s sponsor, and excluding shares sold through the distribution reinvestment plan (“DRIP”), in both an initial private placement and from the Offering, for gross proceeds of approximately $78.0 million. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be taxed for federal income tax purposes, and to qualify annually thereafter, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).The Company’s investment activities are externally managed by Terra Income Advisors, a private investment firm affiliated with the Company, pursuant to an investment advisory and administrative services agreement (the “Investment Advisory Agreement”), under the oversight of the Company’s board of directors (the “Board”), a majority of whom are independent directors. Terra Income Advisors is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (see Note 4).
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
Investment Transactions and Investment Income (Expense):  The Company records investment transactions on the trade date. Realized gains or losses on dispositions of investments represent the difference between the amortized cost of the investment, based on the specific identification method, and the proceeds received from the sale or maturity (exclusive of any prepayment penalties). Realized gains and losses and changes in unrealized gains and losses are recognized in the statements of operations. Interest income is accrued based upon the outstanding principal amount and contractual terms of the debt instruments and preferred equity investments. Interest is accrued on a daily basis. Discounts and premiums on investments purchased are accreted or amortized over the expected life of the respective investment using the effective yield method, and are included in interest income in the statements of operations. Loan origination fees and exit fees are capitalized and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. Income accrual is generally suspended for investments at the earlier of the date at which payments become 90 days past due or when, in the opinion of the Adviser, recovery of income and principal becomes doubtful. Interest is then recorded on the basis of cash received until accrual is resumed when the investment becomes contractually current and performance is demonstrated to be resumed. The amortized cost of investments represents the original cost adjusted for the accretion of discounts on investments and exit fees, and the amortizations of premiums on investments and origination fees. As prepayment(s), partial or full, occurs on an investment, prepayment income is recognized. All other income is recognized when earned.
The Company holds a debt investment in its portfolio that contains PIK interest provision. The PIK interest, which represents contractually deferred interest that is added to the principal balance that is due at maturity, is recorded on the accrual basis.
Participation Interests: The Company follows the guidance in ASC Topic 860 – Transfers and Servicing, when accounting for loan participations. Such guidance requires participations interests meet certain criteria in order for the interest transaction to be recorded as a sale. Loan participations from the Company which do not qualify for sale treatment remain on the Company’s statements of assets and liabilities and the proceeds are recorded as obligations under participation agreements. For the investments which participation has been granted, the interest earned on the entire loan balance is recorded within “interest income” and the interest related to the participation interest is recorded within “interest expense from obligations under participation agreements” in the accompanying statements of operations. Interest expense from obligations under participation agreement is reversed when recovery of interest income on the related loan becomes doubtful. See “Obligations under Participation Agreements” in Note 3 for additional information.
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
The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its statements of operations. For the three and nine months ended June 30, 2017 and 2016, the Company did not incur any interest or penalties. Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The Company’s inception-to-date federal tax years remain subject to examination by the Internal Revenue Service and the state department of revenue.

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
The financial statements include investments at fair value of approximately $68.0 million and $28.7 million at June 30, 2017 and September 30, 2016, respectively, and obligations under participation agreements at fair value of approximately $14.7 million and $14.6 million at June 30, 2017 and September 30, 2016, respectively. These fair values have been determined in good faith by the Board. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments and obligations under participation agreements, and the differences could be material.
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
In October 2016, the U.S. Securities and Exchange Commission adopted new rules and amended rules (together, “final rules”) interned to modernize the reporting and disclosure of information by registered investment companies. In part, the final rules amend Regulation S-X and require standardized, enhanced disclosure about derivatives in investment company financial statements, as well as other amendments. The compliance date for the amendments to Regulation S-X was August 1, 2017. The Company does not expect the adoption of the amendments to Regulation S-X to have a material impact on its financial statements and disclosures.
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

Notes to Financial Statements (Unaudited)

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
Note 3. Investments
The following tables show the composition of the investment portfolio, at amortized cost and fair value at June 30, 2017 and September 30, 2016, respectively (with corresponding percentage of total portfolio investments):

	June 30, 2017
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Loans (1)	$36,272,306	53.7%	$36,531,197	53.7%
Loans through participation interest (Note 4)	31,215,284	46.3%	31,506,687	46.3%
Total	$67,487,590	100.0%	$68,037,884	100.0%

	September 30, 2016
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Loans (1)	$26,554,524	93.0%	$26,723,922	93.0%
Loans through participation interest (Note 4)	2,000,000	7.0%	2,022,814	7.0%
Total	$28,554,524	100.0%	$28,746,736	100.0%
_______________
(1)Amortized cost includes PIK interest of $438,685 and $250,568 as of June 30, 2017 and September 30, 2016, respectively.
Obligations under Participation Agreements
The Company has elected the fair value option under ASC Topic 825 — Financial Instruments relating to accounting for debt obligations at their fair value for its obligations under participation agreements which arose due to partial loan sales which did not meet the criteria for sale treatment under ASC Topic 860. The Company employs the same yield approach valuation methodology used for the real-estate related loan investments on the Company’s obligations under participation agreements. As of June 30, 2017 and September 30, 2016, obligations under participation agreements at fair value totaled approximately $14.7 million and $14.6 million, respectively, and the fair value of the loans that are associated with these obligations under participation agreements was approximately $21.3 million and $21.2 million, respectively, (See “Participation Agreements” in Note 4). For the three and nine months ended June 30, 2017 and 2016, there were no repayments on obligations under participation agreements. The weighted average interest rate on the obligations under participation agreements was approximately 13.9% as of both June 30, 2017 and September 30, 2016.
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
Use of Leverage
As part of the Company’s investment strategy, the Company may borrow and utilize leverage. While borrowing and leverage present opportunities for increasing total return, they may have the effect of potentially creating or increasing losses. For purposes of calculating the asset coverage ratio per unit, the Company considers the obligations under the participation agreements to be senior security.
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

Notes to Financial Statements (Unaudited)

the input and recommendation provided by Terra Income Advisors, the valuation committee and any third-party valuation firm, if applicable.
The following tables present fair value measurements of investments, by major class, as of June 30, 2017 and September 30, 2016, according to the fair value hierarchy:

	June 30, 2017
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Loans	$—	$—	$36,531,197	$36,531,197
Loans through participation interest	—	—	31,506,687	31,506,687
Total Investments	$—	$—	$68,037,884	$68,037,884

Obligations under participation agreements	$—	$—	$14,688,012	$14,688,012

	September 30, 2016
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Loans	$—	$—	$26,723,922	$26,723,922
Loans through participation interest	—	—	2,022,814	2,022,814
Total Investments	$—	$—	$28,746,736	$28,746,736

Obligations under participation agreements	$—	$—	$14,560,606	$14,560,606
Changes in Level 3 investments for the nine months ended June 30, 2017 and 2016 were as follows:

	Nine Months Ended June 30, 2017
	Loans	Loans Through Participation	Total Investments	Obligations under Participation Agreements
Balance as of October 1, 2016	$26,723,922	$2,022,814	$28,746,736	$14,560,606
Purchases of investments	11,297,387	29,263,750	40,561,137	—
Partial repayment of an investment	(1,906,998)	—	(1,906,998)	—
Net change in unrealized appreciation on investments	89,492	268,590	358,082	—
Amortization and accretion of investment-related fees, net	132,848	56,950	189,798	(4,939)
PIK interest income	188,117	—	188,117	—
Amortization of discount and premium on investments, net	6,429	(105,417)	(98,988)	—
Net change in unrealized appreciation on obligations under participation agreements	—	—	—	(23,391)
Proceeds from obligations under participation agreements	—	—	—	—
PIK interest expense	—	—	—	155,736
Balance as of June 30, 2017	$36,531,197	$31,506,687	$68,037,884	$14,688,012
Net change in unrealized appreciation for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized appreciation on investments and obligations under participation agreements	$89,492	$268,590	$358,082	$(23,391)

Notes to Financial Statements (Unaudited)

	Nine Months Ended June 30, 2016
	Loans	Loans Through Participation	Total Investments	Obligations under Participation Agreements
Balance as of October 1, 2015	$—	$2,000,000	$2,000,000	$—
Purchases of investments	26,301,813	—	26,301,813	—
Net change in unrealized appreciation on investments	539,854	—	539,854	—
PIK interest income	166,939	—	166,939	—
Proceeds from obligations under participation agreements	—	—	—	14,300,000
PIK interest expense	—	—	—	138,371
Net change in unrealized appreciation on obligations under participation agreements	—	—	—	328,444
Balance as of June 30, 2016	$27,008,606	$2,000,000	$29,008,606	$14,766,815
Unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net unrealized appreciation on investments and obligations under participation agreements	$539,854	$—	$539,854	$328,444
Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur. For the three and nine months ended June 30, 2017 and 2016, there were no transfers.
Significant Unobservable Inputs
The following table summarizes the significant unobservable inputs used by the Company to value the Level 3 investments as of June 30, 2017 and September 30, 2016. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

June 30, 2017
		Primary Valuation Technique	Unobservable Input	Range		Weighted
Asset Category	Fair Value			Minimum	Maximum	Average
Assets:
Loans	$36,531,197	Discounted cash flow	Discount rate	10.00%	14.00%	12.71%
Loans through participation interest	31,506,687	Discounted cash flow	Discount rate	9.25%	15.00%	11.63%
Total Level 3 Assets	$68,037,884
Liabilities:
Obligations under Participation Agreements	$14,688,012	Discounted cash flow	Discount rate	12.55%	14.00%	13.82%

September 30, 2016
		Primary Valuation Technique	Unobservable Input	Range		Weighted
Asset Category	Fair Value			Minimum	Maximum	Average
Assets:
Loans	$26,723,922	Discounted cash flow	Discount rate	10.29%	13.82%	12.88%
Loans through participation interest	2,022,814	Discounted cash flow	Discount rate	9.09%	9.09%	9.09%
Total Level 3 Assets	$28,746,736
Liabilities:
Obligations under Participation Agreements	$14,560,606	Discounted cash flow	Discount rate	11.90%	13.82%	13.58%

Notes to Financial Statements (Unaudited)

Note 4. Related Party Transactions
The Company entered into various agreements with Terra Income Advisors whereby the Company pays and reimburses Terra Income Advisors for certain fees and expenses, and Terra Income Advisors reimburses the Company for excess operating expenses. Additionally, the Company pays Terra Capital Markets certain fees in connection with its Offering. The following table presents a summary of such fees and reimbursements in accordance with the terms of the related agreements:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Amounts Included in the Statements of Operations
Base management fees	$318,616	$155,091	$842,709	$343,064
Incentive fees on capital gains (1)	18,530	—	76,295	—
Operating expense reimbursement to Adviser (2)	145,853	89,017	394,488	310,359
Expense Support Payment from Adviser	—	—	—	(576,755)

Commissions, dealer manager fees and transaction charges incurred
Commissions, dealer manager fees and transaction charges (3)	$1,031,580	$1,275,451	$2,510,839	$2,829,162
_______________

(1)
Incentive fees on capital gains are based on 20% of net unrealized capital gains of $92,649 and $381,473 for the three and nine months ended June 30, 2017, respectively. No incentive fees on capital gains are actually payable by the Company with respect to unrealized gains unless and until those gains are realized.

(2)	Amounts were primarily compensation for time spent supporting the Company’s day-to-day operations.

(3)
Approximately $0.7 million and $0.9 million for the three months ended June 30, 2017 and 2016, respectively, and $1.8 million and $1.9 million for the nine months ended June 30, 2017 and 2016, respectively, were re-allowed to selected broker-dealers. Amounts were recorded as reductions to capital in excess of par on the statements of assets and liabilities.

Due to / Due from Adviser
The Company determined that it has the right of offset on the amounts due to and due from Terra Income Advisors under the guidance in ASC Topic 210 — Balance Sheet. As such, the net amount is presented as Due to Adviser, net on the statements of assets and liabilities. The following table presents a summary of Due to Adviser, net as of June 30, 2017 and September 30, 2016:

	June 30, 2017	September 30, 2016
Due to Adviser:
Organization and offering costs (1)	$282,958	$2,051,479
Reimbursable costs - marketing and other operating expense	9,920	863,012
Base management fee and expense reimbursement payable	430,816	823,444
Incentive fees on capital gains	104,223	27,928
	827,917	3,765,863
Due from Adviser:
Expense support payments	—	2,267,055
Offering costs paid by Terra Income Fund 6, Inc.	31,605	—
Due to Adviser, net	$796,312	$1,498,808
_______________

(1)
Subsequent to March 31, 2017 and in response to the general trend in capital raising for non-traded direct participation programs, the Company determined that it is highly unlikely that it will raise capital in an amount sufficient for all cumulative offering costs incurred by Terra Income Advisors to be reimbursed. Accordingly, the Company reduced the estimated amount payable to Terra Income Advisors for cumulative organization and offering costs incurred by $1.4 million for the three months ended June 30, 2017.

Notes to Financial Statements (Unaudited)

Management and Incentive Fee Compensation to Adviser
On April 20, 2015, the Company entered into the Investment Advisory Agreement with Terra Income Advisors, a subsidiary of Terra Capital Partners, the Company’s sponsor. Terra Income Advisors is responsible for the Company’s day-to-day operations. Pursuant to the Investment Advisory Agreement, Terra Income Advisors is paid for its services in two components — a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 2.0% of the Company’s average gross assets. The base management fee is payable quarterly in arrears and calculated based on the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters.
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

Notes to Financial Statements (Unaudited)

Organization and Offering Expenses
For the three and nine months ended June 30, 2017 and 2016, Terra Income Advisors did not incur organization costs on behalf of the Company.
As of June 30, 2017 and September 30, 2016, Terra Income Advisors incurred cumulative organization costs of approximately $0.2 million and $0.2 million, respectively, and cumulative offering costs of approximately $2.7 million and $2.2 million, respectively, on behalf of the Company. Offering expenses consist of costs paid by Terra Income Advisors that are directly related to the registration and offering of the Company’s shares, including registration fees, legal fees and printing costs. Organization costs include those expenses paid by Terra Income Advisors for the legal organization, drafting and filing of the Company’s charter and other governance documents and include, but are not limited to, legal, accounting and filing fees.
Upon meeting the Minimum Offering Requirement, Terra Income Advisors is responsible for the payment of the Company’s cumulative organization and offering expenses to the extent such expenses exceed 1.5% of the gross proceeds from the Offering, without recourse against or reimbursement by the Company. As a result, Terra Income Advisors will bear all organization and offering expenses in excess of 1.5% of the gross proceeds from the Offering. Subsequent to March 31, 2017 and in response to the general trend in capital raising for non-traded direct participation programs, the Company determined that it is highly unlikely that it will raise capital in an amount sufficient for all cumulative offering costs incurred by Terra Income Advisors to be reimbursed. Accordingly, the Company reduced the estimated amount payable to Terra Income Advisors for cumulative organization and offering costs incurred by $1.4 million for the three months ended June 30, 2017. As of June 30, 2017, the Company is responsible for approximately $1.4 million of the cumulative offering and organization costs incurred by Terra Income Advisors. As of June 30, 2017 and September 30, 2016, the amount due to Terra income Advisors related to the offering and organization costs amounted to $0.3 million and $1.6 million, respectively. For the three months ended June 30, 2017, the Company made reimbursement payments of approximately $0.2 million to Terra Income Advisors for offering costs incurred on behalf of the Company. For the nine months ended June 30, 2017, and 2016, the Company made offering costs reimbursement payments of approximately $0.9 million and $0.1 million, respectively, to Terra Income Advisors. There were no such reimbursement payments made for the three months ended June 30, 2016.
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
On April 27, 2016, the Company adopted an amended and restated dealer manager agreement (the “Amended Dealer Manager Agreement”). Under the terms of the Amended Dealer Manager Agreement, Terra Capital Markets receives selling commissions of 3.0% of gross proceeds from the Offering, dealer manager fees of up to 1.5% of the gross proceeds from the Offering, and broker-dealer fees of up to 1.0% of gross proceeds from the Offering for reimbursement of marketing and expenses, in connection with the sale of shares of the Company’s common stock in the Offering, all or a portion of which may be re-allowed to selected broker-dealers. In addition, Terra Capital Markets receives a transaction charge at an annual rate of 1.125% of gross offering proceeds, excluding shares sold through the DRIP, all or a portion of which may be re-allowed to selected broker-dealers for services performed in connection with the distribution of the Company’s shares. The transaction charge is payable annually with respect to each share sold in the primary offering on the first, second, third, and fourth anniversaries of the month of purchase. In connection with the adoption of the Amended Dealer Manager Agreement, Terra Capital Markets reimbursed the Company approximately $1.3 million for commissions and dealer manager fees the Company paid related to the shares sold on and prior to February 20, 2016, the last shareholder admittance date prior to the adoption of the Amended Dealer Manager Agreement. The reimbursement amount will be paid back to Terra Capital Markets on the first, second, third and fourth anniversaries of the months of purchase. As of June 30, 2017 and September 30, 2016, total transaction charge payable was $3.0 million and $2.2 million, respectively, as reflected on the statements of assets and liabilities.

Notes to Financial Statements (Unaudited)

The following table reflects the payment schedule of the transaction charge payable:

	Payments Due by Period as of June 30, 2017
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Transaction charge payable	$3,032,868	$887,261	$1,739,391	$406,216	$—
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
Participation interest purchased by the Company: The below tables list the investment interests participated by the Company via participation agreement (each, a “PA”) as of June 30, 2017 and September 30, 2016. In accordance with the terms of each PA, each Participant’s rights and obligations, including interest income and other income (e.g., exit fee and prepayment income) and related fees/expenses are based upon its respective pro-rata participation interest in such investments, as specified in the respective PA. The Company’s share of the investment is repayable only from the proceeds received from the related borrower/issuer of the investment, and therefore the Company is also subject to the credit risk (i.e., risk of default by the underlying borrower/issuer).
Pursuant to each PA, the affiliated fund receives and allocates the interest income and other related investment incomes in respect of the investment to the Company. The Company pays related expenses (i.e., the base management fee) directly to Terra Income Advisors.

	Participating Interests at June 30, 2017	June 30, 2017		September 30, 2016
		Principal Balance	Fair Value	Principal Balance	Fair Value
TSG-Parcel 1, LLC (1)	11.1%	$2,000,000	$2,019,339	$2,000,000	$2,022,814
140 Schermerhorn Street Mezz LLC (1)(2)	50.0%	7,500,000	7,565,118	—	—
QPT 24th Street Development, LLC (1)(3)(4)	16.7%	8,433,333	8,433,333	—	—
OHM Atlanta Owner, LLC (1)(5)	40.8%	10,000,000	10,088,897	—	—
NB Factory JV, LLC (1)(5)	68.0%	3,400,000	3,400,000	—	—
Total		$31,333,333	$31,506,687	$2,000,000	$2,022,814
_______________

(1)	Participation held in the name of Terra Property Trust, Inc., an affiliated fund managed by Terra Income Advisors.

(2)	The Company acquired this investment in November 2016.

(3)	The Company acquired this investment in February 2017.

(4)
Under the terms of the participation agreements, the Company is not obligated to pay the participants their share of the interest income if the borrowers defaulted on their obligations. As a result, for the three months ended June 30, 2017, the Company suspended interest expense accrual of approximately $0.5 million on this loan, and wrote off approximately $0.4 million of interest payable and $0.1 million of exit fee accruals because it is highly unlikely that the Company would recover the interest income and exit fee from the borrower to make such payments. In July 2017, the loan was repaid in full, at which time the Company repaid the obligation under participation agreement in full.

(5)	The Company acquired this investment in June 2017.

Notes to Financial Statements (Unaudited)

Transfers of participation interests by the Company: The following table summarizes the investments that were subject to PAs with investment partnerships affiliated with Terra Income Advisors as of June 30, 2017 and September 30, 2016:

			June 30, 2017
			Transfers treated as obligations under participation agreements
	Principal	Fair Value	% Transferred	Principal	Fair Value
KOP Hotel XXXI Mezz, LP. (1) (2)	$5,800,000	$5,878,111	31.0%	$1,800,000	$1,824,241
QPT 24th Street Mezz, LLC (1)	15,438,685	15,438,685	83.3%	12,863,770	12,863,771
Total	$21,238,685	$21,316,796		$14,663,770	$14,688,012

			September 30, 2016
			Transfers treated as obligations under participation agreements
	Principal	Fair Value	% Transferred	Principal	Fair Value
KOP Hotel XXXI Mezz, LP. (1)(2)	$5,800,000	$5,969,398	31.0%	$1,800,000	$1,852,572
QPT 24th Street Mezz, LLC (1)	15,250,568	15,250,567	83.3%	12,708,034	12,708,034
Total	$21,050,568	$21,219,965		$14,508,034	$14,560,606
_______________

(1)
The principal amount includes PIK interest of $438,685 and $250,568 as of June 30, 2017 and September 30, 2016, respectively, of which $363,770 and $208,034 was treated as obligations under participation agreements, respectively.

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
Note 5. Commitments and Contingencies
In the ordinary course of business, the Company may enter into future funding commitments, which are subject to the borrower meeting certain performance-related metrics that are monitored by the Company. As of June 30, 2017 and September 30, 2016, the Company had approximately $0.1 million and $0.4 million of unfunded commitments. The Company expects to maintain sufficient cash on hand to fund such unfunded commitments.
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

Notes to Financial Statements (Unaudited)

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
The following table reconciles net decrease in net assets resulting from operations to taxable loss:

	Nine Months Ended June 30,
	2017	2016
Net investment income (loss)	$253,727	$(1,857,146)
Net change in unrealized appreciation on investments	(358,082)	(539,854)
Net change in unrealized appreciation on obligations under participation agreements	(23,391)	328,444
Amortization of deferred offering costs	(568,500)	1,163,031
Expense reimbursement from Adviser	—	(576,755)
Incentive fees on capital gains	76,295	—
Other temporary differences (1)	114,428	11,112
Total taxable loss	$(505,523)	$(1,471,168)
_______________

(1)	Other temporary differences primarily related to deferred origination fee and amortization of organization fee and exit fee.

The following table reflects, for tax purposes, the estimated sources of the cash distributions that the Company has paid on its common stock during the nine months ended June 30, 2017 and 2016:

	Nine Months Ended June 30,
	2017		2016
Source of Distribution	Distribution Amount (1)	Percentage	Distribution Amount (1)	Percentage
Return of capital	$3,556,971	100.0%	$1,532,024	100.0%
Ordinary income	—	—%	—	—%
Distributions on a tax basis:	$3,556,971	100.0%	$1,532,024	100.0%
_______________

(1)
The Distribution Amount and Percentage reflected for the nine months ended June 30, 2017 are estimated figures. The actual source of distributions for the fiscal year ending 2017 will be calculated in connection with the Company’s year-end procedures.

As of June 30, 2017, the Company did not have differences between book basis and tax basis cost of investments.

Note 7. Directors’ Fees
The Company’s directors who do not serve in an executive officer capacity for the Company or Terra Income Advisors are entitled to receive annual cash retainer fees, fees for attending board and committee meetings and annual fees for serving as a committee chairperson. These directors receive an annual fee of $20,000, plus $2,500 for each board meeting attended in person, $1,000 for each board meeting attended via teleconference and $1,000 for each committee meeting attended. In addition, the chairman of the audit committee receives an annual fee of $7,500 and the chairman of each of the nominating and corporate governance and the valuation committees, and any other committee, receives an annual fee of $2,500 for their additional services. For the three months ended June 30, 2017 and 2016, the Company recorded $24,125 and $33,125, respectively, for directors’ fees expense. For the nine months ended June 30, 2017 and 2016, the Company recorded $82,875 and $96,000, respectively, for directors’ fees expense.
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
Note 8. Capital
The Company entered into a stock purchase agreement with Terra Capital Partners, the Company’s sponsor. On September 19, 2014, pursuant to a private placement, Terra Capital Partners contributed cash consideration of $125,000 to purchase approximately 11,111 shares of common stock at $11.25 per share. On October 20, 2014, pursuant to a private placement, Terra Capital Partners contributed an additional $50,000 in cash to purchase approximately 4,445 additional shares of common stock at $11.25 per share. As of June 30, 2017, the Company had 6,715,582 shares of common stock outstanding.
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
Note 9. Net Increase (Decrease) in Net Assets
Income (loss) per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of June 30, 2017 and September 30, 2016, there were no dilutive shares.

Notes to Financial Statements (Unaudited)

The following information sets forth the computation of the weighted average net increase (decrease) in net assets per share from operations for the three and nine months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Nine Months Ended June 30,
Basic	2017	2016	2017	2016
Net increase (decrease) in net assets resulting from operations	$695,444	$(647,298)	$253,727	$(1,857,146)
Weighted average common shares outstanding	6,099,041	2,701,762	5,242,795	2,050,068
Net increase (decrease) in net assets per share resulting from operations	$0.11	$(0.24)	$0.05	$(0.91)
Note 10. Distributions
Distributions from net investment income and capital gain distributions are determined in accordance with U.S. federal income tax regulations, which differ from U.S. GAAP.
The following table reflects the Company’s distributions for the nine months ended June 30, 2017 and 2016:

Record Date	Payment Date	Per Share Per Day	Distributions Paid in Cash	Distributions Paid through the DRIP	Total Distributions Paid/Accrued
October 20, 2016	October 31, 2016	$0.002733	$237,090	$123,938	$361,028
November 20, 2016	November 30, 2016	0.002733	242,959	123,376	366,335
December 20, 2016	December 31, 2016	0.002733	264,315	132,250	396,565
January 20, 2017	January 31, 2017	0.002389	245,151	120,219	365,370
February 20, 2017	February 28, 2017	0.002389	229,907	113,350	343,257
March 20, 2017	March 31, 2017	0.002389	269,633	130,692	400,325
April 20, 2017	April 30, 2017	0.002389	274,065	136,743	410,808
May 20, 2017	May 31, 2017	0.002389	296,817	151,121	447,938
June 20, 2017	June 30, 2017	0.002389	311,708	153,637	465,345
			$2,371,645	$1,185,326	$3,556,971

Record Date	Payment Date	Per Share Per Day	Distributions Paid in Cash	Distributions Paid through the DRIP	Total Distributions Paid/Accrued
October 20, 2015	October 31, 2015	$0.002740	$56,467	$27,330	$83,797
November 20, 2015	November 30, 2015	0.002740	66,042	37,026	103,068
December 20, 2015	December 31, 2015	0.002740	85,246	49,294	134,540
January 20, 2016	January 31, 2016	0.002733	104,209	61,892	166,101
February 20, 2016	February 29, 2016	0.002733	109,923	66,508	176,431
March 20, 2016	March 31, 2016	0.002733	122,410	74,913	197,323
April 20, 2016	April 30, 2016	0.002733	120,402	71,051	191,453
May 20, 2016	May 31, 2016	0.002733	137,203	80,646	217,849
June 20, 2016	June 30, 2016	0.002733	164,498	96,964	261,462
			$966,400	$565,624	$1,532,024

Notes to Financial Statements (Unaudited)

Note 11. Financial Highlights
The following is a schedule of financial highlights for the nine months ended June 30, 2017 and 2016:

	Nine Months Ended June 30,
	2017	2016
Per share data:
Net asset value at beginning of period	$10.06	$10.97
Results of operations (1):
Net investment loss	(0.02)	(1.01)
Net change in unrealized appreciation on investments	0.07	0.26
Net change in unrealized appreciation on obligations under participation agreements	—	(0.16)
Net increase (decrease) in net assets resulting from operations	0.05	(0.91)
Stockholder distributions (2):
Distributions from return of capital	(0.68)	(0.75)
Net decrease in net assets resulting from stockholder distributions	(0.68)	(0.75)
Capital share transactions:
Other (3)	0.19	0.88
Net increase in net assets resulting from capital share transactions	0.19	0.88
Net asset value, end of period	$9.62	$10.19
Shares outstanding at end of period	6,715,582	3,441,189
Total return (4)	2.69%	(1.05)%
Ratio/Supplemental data:
Net assets, end of period	$64,633,330	$35,066,399
Ratio of net investment loss to average net assets (5)	(0.32)%	(12.34)%
Ratio of operating expenses to average net assets (5)	9.48%	23.09%
Portfolio turnover	—%	—%
_______________

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

(2)	The per share data for distributions reflects the actual amount of distributions declared per share during the period.

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

(4)
Total return is calculated assuming a purchase of shares of common stock at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. Total return is not annualized for periods less than a year.

(5)
These ratios are calculated using annualized net investment loss and operating expenses. For the nine months ended June 30, 2017, excluding the reversal of amortization of offering costs, the ratios of net investment loss and operating expenses to average net assets are (2.72)% and 11.28%, respectively. For the nine months ended June 30, 2016, excluding the expense support and conditional reimbursement, the ratios of net investment loss and operating expenses to average net assets are (15.78)% and 26.53%, respectively.

Note 12. Subsequent Events
The management of the Company has evaluated events and transactions through the date the financial statements were issued, and has determined that there are no material events that would require adjustment to or disclosure in the Company’s financial statements other than those listed below.
From July 1, 2017 through August 8, 2017, the Company has issued 217,363 shares of common stock, including shares issued pursuant to the DRIP. The gross proceeds from these issuances including proceeds from shares issued pursuant to the DRIP were approximately $2.7 million.

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

	June 30, 2017 (unaudited)
	Gross Investments		Transfers Treated as Obligations Under Participation Agreements		Net Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair value
QPT 24th Street Mezz, LLC	$15,438,685	$15,438,685	$12,863,770	$12,863,771	$2,574,915	$2,574,914
OHM Atlanta Owner, LLC	9,905,484	10,088,897	—	—	9,905,484	10,088,897
QPT 24th Street Development, LLC	8,433,333	8,433,333	—	—	8,433,333	8,433,333
140 Schermerhorn Street Mezz LLC	7,456,467	7,565,118	—	—	7,456,467	7,565,118
KOP Hotel XXXI Mezz, LP.	5,784,081	5,878,111	1,795,060	1,824,241	3,989,021	4,053,870
YIP Santa Maria LLC	4,474,043	4,537,251	—	—	4,474,043	4,537,251
NB Factory JV, LLC	3,400,000	3,400,000	—	—	3,400,000	3,400,000
GAHC3 Lakeview IN Medical Plaza, LLC	3,368,131	3,374,595	—	—	3,368,131	3,374,595
Dwight Mezz II LLC	3,000,000	3,000,000	—	—	3,000,000	3,000,000
Hertz Clinton One Mezzanine, LLC	2,435,714	2,509,983	—	—	2,435,714	2,509,983
TSG-Parcel 1, LLC	2,020,000	2,019,339	—	—	2,020,000	2,019,339
CS1031 Louisburg MOB Holdings, LLC	1,771,652	1,792,572	—	—	1,771,652	1,792,572
	$67,487,590	$68,037,884	$14,658,830	$14,688,012	$52,828,760	$53,349,872

	September 30, 2016
	Gross Investments		Transfers Treated as Obligations Under Participation Agreements		Net Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
QPT 24th Street Mezz, LLC	$15,250,567	$15,250,567	$12,708,034	$12,708,034	$2,542,533	$2,542,533
KOP Hotel XXXI Mezz, LP.	5,800,000	5,969,398	1,800,000	1,852,572	4,000,000	4,116,826
GAHC3 Lakeview IN Medical Plaza, LLC	3,074,671	3,074,671	—	—	3,074,671	3,074,671
Hertz Clinton One Mezzanine, LLC	2,429,286	2,429,286	—	—	2,429,286	2,429,286
TSG-Parcel 1, LLC	2,000,000	2,022,814	—	—	2,000,000	2,022,814
	$28,554,524	$28,746,736	$14,508,034	$14,560,606	$14,046,490	$14,186,130
Portfolio Investment Activity
For the three months ended June 30, 2017 and 2016, we invested approximately $16.5 million and $3.1 million in new loans, respectively, and had a partial repayment of $1.2 million for the three months ended June 30, 2017, resulting in net gross investments made of approximately $15.3 million and $3.1 million, respectively, for the periods. For the nine months ended June 30, 2017 and 2016, we invested approximately $40.8 million and $26.4 million in new loans, respectively, and had a partial repayment of $1.9 million for the nine months ended June 30, 2017, resulting in net gross investments made of approximately $38.9 million and $26.4 million, respectively, for the periods.
For the three months ended June 30, 2017, we suspended interest income accrual of approximately $0.7 million on a senior loan and a mezzanine loan, and wrote off approximately $0.5 million of past due interest receivables and $0.3 million of exit fee accruals because recovery of such income and fee was doubtful. As a result, we suspended interest expense accrual of approximately

$0.5 million on the mezzanine loan on which we had a participation liability, and wrote off approximately $0.4 million of interest payable and $0.1 million of exit fee accruals. In July 2017, the principal balances of these two loans and the obligations under participation agreement were repaid in full.

Our portfolio composition, based on fair value at June 30, 2017 and September 30, 2016 was as follows:

	June 30, 2017		September 30, 2016
	Percentage of Total Portfolio	Weighted Average Yield (1)	Percentage of Total Portfolio	Weighted Average Yield (1)
Loans	53.7%	13.0%	93.0%	13.4%
Loans through participation interest (Note 4)	46.3%	11.6%	7.0%	12.0%
Total	100.0%	12.3%	100.0%	13.3%
_______________

(1)	Based upon the principal value of our debt investments.
The following table shows the portfolio composition by property type grouping based on fair value at June 30, 2017 and September 30, 2016:

	June 30, 2017		September 30, 2016
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Land	$35,980,254	52.9%	$17,273,381	60.1%
Hotel	17,980,480	26.4%	5,969,398	20.8%
Office	7,677,150	11.3%	5,503,957	19.1%
Student housing	6,400,000	9.4%	—	—%
Total	$68,037,884	100.0%	$28,746,736	100.0%
The following table presents the fair value measurements at June 30, 2017 and September 30, 2016:

	June 30, 2017		September 30, 2016
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Loans	$36,531,197	53.7%	26,723,922	93.0%
Loans through participation interest (Note 4)	31,506,687	46.3%	2,022,814	7.0%
Total	$68,037,884	100.0%	28,746,736	100.0%
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
As of June 30, 2017 and September 30, 2016, obligations under participation agreements at fair value totaled approximately $14.7 million and $14.6 million, respectively, and the fair value of the loans that are associated with these obligations under participation agreements was approximately $21.3 million and $21.2 million, respectively. During the nine months ended June 30, 2017 and 2016, there were no repayments on obligations under participation agreements. The weighted average interest rate on our obligations under participation agreements was approximately 13.9% as of both June 30, 2017 and September 30, 2016.

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
Operating results for the three and nine months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Total investment income	$313,120	$915,997	$(602,877)	$3,388,203	$1,988,902	$1,399,301
Total operating expenses	654,573	1,774,705	(1,120,132)	4,460,197	4,634,213	(174,016)
Less: Expense reimbursement from Adviser	—	—	—	—	(576,755)	576,755
Less: Reduction of offering costs	(944,248)	—	(944,248)	(944,248)	—	(944,248)
Net operating expenses	(289,675)	1,774,705	(2,064,380)	3,515,949	4,057,458	(541,509)
Net investment income (loss)	602,795	(858,708)	1,461,503	(127,746)	(2,068,556)	1,940,810
Net change in unrealized appreciation on investments	37,569	539,854	(502,285)	358,082	539,854	(181,772)
Net change in unrealized appreciation on obligations under participation agreements	55,080	(328,444)	383,524	23,391	(328,444)	351,835
Net increase (decrease) in net assets resulting from operations	$695,444	$(647,298)	$1,342,742	$253,727	$(1,857,146)	$2,110,873
Investment Income
For the three and nine months ended June 30, 2017 as compared to the same periods in 2016, total investment income decreased by approximately $0.6 million and increased by approximately $1.4 million, respectively. During the three months ended June 30, 2017, we suspended interest income accrual of approximately $0.7 million on two loans and wrote off approximately $0.5 million of past due interest receivables and $0.3 million of exit fee accruals because recovery of such income and fee became doubtful. The two loans were repaid in July 2017, at which time we recovered the full principal balance. Excluding the impact of the two loans discussed above, total investment income increased by approximately $0.9 million and $2.1 million, respectively, primarily due to higher weighted-average investment balance partially offset by lower weighted-average annual interest rate. For the three months ended months ended June 30, 2017, our weighted-average investment balance was approximately $54.6 million and weighted-average annual interest rate on the investments was 12.3%, compared to weighted-average investment balance of approximately $25.8 million and weighted-average annual interest rate of the investments of 13.4% for the same period in 2016. For the nine months ended months ended June 30, 2017, our weighted-average investment balance was approximately $45.0 million and weighted-average annual interest rate on the investments was 12.7%, compared to weighted-average investment balance of approximately $18.4 million and weighted-average annual interest rate of the investments of 13.1% for the same period in 2016. As we continue to invest our net proceeds from the Offering, our investment portfolio will continue to grow. The weighted-average interest rate decreased due to an increase in senior loan investments, which are typically larger principal-balance investments paying lower levels of interest reflecting the lower risk as compared to investments in subordinated loans.

Operating Expenses
The composition of our operating expenses for the three and nine months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Interest expense from obligations under participation agreements	$(402,185)	$504,832	$(907,017)	$778,424	$1,086,187	$(307,763)
Marketing expenses	201,348	297,797	(96,449)	692,135	688,511	3,624
Professional fees	223,047	197,868	25,179	923,636	747,512	176,124
Base management fees	318,616	155,091	163,525	842,709	343,064	499,645
Incentive fees on capital gain	18,530	—	18,530	76,295	—	76,295
Operating expense reimbursement to Adviser (Note 4)	145,853	89,017	56,836	394,488	310,359	84,129
Amortization of offering costs	—	434,345	(434,345)	375,748	1,163,031	(787,283)
Insurance expense	53,469	53,465	4	160,401	166,249	(5,848)
General and administrative expenses	35,796	9,165	26,631	97,512	33,300	64,212
Directors’ fees	24,125	33,125	(9,000)	82,875	96,000	(13,125)
Interest expense on notes payable	35,974	—	35,974	35,974	—	35,974
Total operating expenses	654,573	1,774,705	(1,120,132)	4,460,197	4,634,213	(174,016)
Less: Expense reimbursement from Adviser	—	—	—	—	(576,755)	576,755
Less: Reduction of offering costs	(944,248)	—	(944,248)	(944,248)	—	(944,248)
Net expenses	$(289,675)	$1,774,705	$(2,064,380)	$3,515,949	$4,057,458	$(541,509)
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
For the three and nine months ended June 30, 2017 as compared to the same periods in 2016, total operating expenses decreased by approximately $1.1 million and $0.2 million, respectively, for the reasons stated below.
Interest Expense from Obligations under Participation Agreements
For the three and nine months ended June 30, 2017 as compared to the same periods in 2016, interest expense from obligations under participation agreements decreased by approximately $0.9 million and $0.3 million, respectively. For the three months ended June 30, 2017, we suspended interest expense accrual of approximately $0.5 million on a loan on which we had a participation liability and wrote off approximately $0.4 million of interest payable and $0.1 million of exit fee accruals because it is highly unlikely that we would recover the interest income and exit fee from the borrower to make such payments. The loan was repaid in July 2017, at which time we repaid the obligation under participation agreement in full. Excluding the impact of the loan discussed above, interest expense from obligations under participation agreements was substantially the same for the three months ended June 30, 2017 as compared to the same period in 2016, and increased by approximately $0.2 million for the nine months ended June 30, 2017 as compared to the same period in 2016 due to an increase in weighted-average outstanding principal balance.
Professional Fees
For the nine months ended June 30, 2017 as compared to the same period in 2016, professional fees increased by approximately $0.2 million reflecting the growth in our investment portfolio.
Base Management Fee
Under the Investment Advisory Agreement, we pay Terra Income Advisors a base management fee, which is calculated at an annual rate of 2.0% of our average gross assets.

For the three and nine months ended June 30, 2017 as compared to the same periods in 2016, the base management fee increased by approximately $0.2 million and $0.5 million, respectively, due to an increase in our gross assets. We expect our gross assets to continue to increase as we continue to raise funds in our Offering.
Operating Expense Reimbursement to Adviser
Under the Investment Advisory Agreement, we reimburse Terra Income Advisors for operating expenses incurred in connection with administrative services provided to us, including compensation to administrative personnel.

For the three and nine months ended June 30, 2017 as compared to the same periods in 2016, operating expense reimbursed to Terra Income Advisors increased by $56,836 and $84,129, respectively, primarily due to an increase in allocable costs, primarily related to compensation expense, as well as an increase in our asset base.
Amortization of Offering Costs
All offering costs incurred during the offering period are recorded as deferred charge and amortized over twelve months from the date the cost is incurred, with the exception of those costs that were incurred prior to the commencement of operations on June 24, 2015, which were amortized over a 12-month period from that date forward.
For the three and nine months ended June 30, 2017 as compared to the same periods in 2016, amortization of offering costs decreased by approximately $0.4 million and $0.8 million, respectively, primarily due to the offering costs incurred prior to the commencement of operations having been fully amortized on June 30, 2016.
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
For the three months ended June 30, 2017 and 2016 and the nine months ended June 30, 2017, we did not record any expense reimbursements. For the nine months ended June 30, 2016, we recognized expense reimbursements made by Terra Income Advisors of approximately $0.6 million, which are included in the statements of operations.
Reduction of Offering Costs
Subsequent to March 31, 2017 and in response to the general trend in capital raising for non-traded direct participation programs, we determined that it is highly unlikely that we will raise capital in an amount sufficient for all cumulative offering costs incurred by Terra Income Advisors to be reimbursed. Accordingly, we reduced the estimated amount payable to Terra Income Advisors for cumulative organization and offering costs incurred and reversed the amortization of offering costs previously recognized by approximately $0.9 million during the three and nine months ended June 30, 2017.

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
There were no sales or repayments for the three and nine months ended June 30, 2017 and 2016, therefore, there were no realized gains or losses.
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
For the three and nine months ended June 30, 2017 as compared to the same periods in 2016, net change in unrealized appreciation on investment decreased by approximately $0.5 million and $0.2 million, respectively, and net change in unrealized appreciation on obligations under participation agreements decreased by approximately $0.4 million and $0.4 million, respectively, reflecting a decrease in the fair value of two loans due to the loans reached their maturity in June 2017.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three and nine months ended June 30, 2017, we recorded a net increase in net assets resulting from operations of approximately $0.7 million and $0.3 million, respectively, compared to a net decrease in net assets resulting from operations of approximately $0.6 million and $1.9 million for the same periods in the prior year, respectively. Based on the weighted average shares of common stock outstanding, our per share net increase in net assets resulting from operations was $0.11 and $0.05 for the three and nine months ended June 30, 2017, respectively, compared to per share net decrease in net assets resulting from operations of $0.24 and $0.91 for the same periods in the prior year, respectively.
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
Cash Flows for the Nine Months Ended June 30, 2017
Operating Activities — For the nine months ended June 30, 2017, net cash used in operating activities was approximately $39.2 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, repayments and sales of portfolio investments, among other factors. Cash flows used in operating activities for the nine months ended June 30, 2017 were primarily purchases of investments totaling approximately $40.6 million, partially offset by a partial repayment of an investment of approximately $1.9 million.
Financing Activities — For the nine months ended June 30, 2017, net cash provided by financing activities was approximately $22.8 million, primarily related to proceeds from the issuance of common stock of approximately $26.8 million, partially offset by payments of selling commissions and dealer manager fees of approximately $1.6 million and distributions paid to stockholders of approximately $2.4 million. We also received proceeds of $3.3 million from a mortgage financing which we repaid in the same quarter.
Cash Flows for the Nine Months Ended June 30, 2016
Operating Activities — For the nine months ended June 30, 2016, net cash used in operating activities was approximately $13.3 million, primarily due to purchases of investments totaling approximately $26.3 million, partially offset by net proceeds from obligations under participation agreements of approximately $14.3 million.
Financing Activities — For the nine months ended June 30, 2016, net cash provided by financing activities was approximately $28.6 million, primarily related to proceeds from the issuance of common stock of approximately $30.6 million and reimbursement of $1.3 million from Terra Capital Markets, LLC (“Terra Capital Markets”), partially offset by payments of selling commissions and dealer manager fees of approximately $2.2 million and distributions paid to stockholders of approximately $1.0 million.
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
Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the statements of operations. During the three and nine months ended June 30, 2017 and 2016, we did not incur any interest or penalties.
Contractual Obligations
We have entered into certain contracts under which we have material future commitments. On April 20, 2015, we entered into the Investment Advisory Agreement with Terra Income Advisors in accordance with the 1940 Act. The Investment Advisory Agreement became effective on June 24, 2015, the date that we met the Minimum Offering Requirement. Terra Income Advisors serves as our investment adviser in accordance with the terms of the Investment Advisory Agreement. Payments under the Investment Advisory Agreement in each reporting period consist of (i) a base management fee equal to a percentage of the value of our average gross assets and (ii) an incentive fee based on our performance. Terra Income Advisors is reimbursed for allocated administrative expenses incurred on our behalf. For the three months ended June 30, 2017 and 2016, we incurred approximately $0.3 million and $0.2 million, respectively, in base management fee under the Investment Advisory Agreement. For the nine months ended June 30, 2017 and 2016, we incurred approximately $0.8 million and $0.3 million, respectively, in base management fee under the Investment Advisory Agreement. For the three months ended June 30, 2017 and 2016, we incurred approximately $0.1 million and $0.1 million, respectively, in allocated administrative expenses reimbursable to Terra Income Advisors. For the nine months ended June 30, 2017 and 2016, we incurred approximately $0.4 million and $0.3 million, respectively, in allocated administrative expenses reimbursable to Terra Income Advisors.
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
For the three months ended June 30, 2017 and 2016, we incurred approximately $1.0 million and $1.3 million, respectively, of broker-dealer commissions and fees and, of this amount, approximately $0.7 million and $0.9 million, respectively, were re-allowed to selected broker-dealers. For the nine months ended June 30, 2017 and 2016, we incurred approximately $2.5 million and $2.8 million, respectively, of broker-dealer commissions and fees and, of this amount, approximately $1.8 million and $1.9 million, respectively, were re-allowed to selected broker-dealers. As of June 30, 2017, total transaction charge payable was approximately $3.0 million, as reflected on the statements of assets and liabilities.

The following table reflects the payment schedule of the transaction charge payable:

	Payments Due by Period as of June 30,
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Transaction charge payable	$3,032,868	$887,261	$1,739,391	$406,216	$—
In June 2016, we purchased a B-Note that provides for a total lending commitment of $3.5 million. As of June 30, 2017, the unfunded commitment on this investment was approximately $0.1 million. We expect to fund this commitment in the next twelve months.
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
In October 2016, the U.S. Securities and Exchange Commission adopted new rules and amended rules (together, “final rules”) interned to modernize the reporting and disclosure of information by registered investment companies. In part, the final rules amend Regulation S-X and require standardized, enhanced disclosure about derivatives in investment company financial statements, as well as other amendments. The compliance date for the amendments to Regulation S-X was August 1, 2017. We don't expect the adoption of the amendments to Regulation S-X to have a material impact on our financial statements and disclosures.
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
Terra Income Advisors has funded our offering costs and organization costs. Organization expenses are expensed on our statements of operations. All offering costs incurred during the offering period are recorded as deferred charge and amortized over twelve months from the date the cost is incurred, with the exception of those costs that were incurred prior to the commencement of operations on June 24, 2015, which are being amortized over a 12-month period from that date forward. Terra Income Advisors is responsible for the payment of our cumulative organization and offering expenses to the extent such expenses exceed 1.5% of the gross proceeds from the Offering, without recourse against or reimbursement by us. As a result, Terra Income Advisors will bear all organization and offering expenses in excess of 1.5% of the gross proceeds from the Offering. Subsequent to March 31, 2017 and in response to the general trend in capital raising for non-traded direct participation programs, we determined that it is highly unlikely that we will raise capital in an amount sufficient for all cumulative offering costs incurred by Terra Income Advisors to be reimbursed. Accordingly, we reduced the estimated amount payable to Terra Income Advisors for cumulative organization and offering costs incurred by $1.4 million for the three months ended June 30, 2017. As of June 30, 2017 and September 30, 2016, Terra Income Advisors funded offering costs and organization costs in the amount of approximately $2.9 million and $2.4 million, respectively. As of June 30, 2017, we expect to reimburse Terra Income Advisors approximately $1.4 million of the cumulative offering costs and organizations incurred. The unreimbursed amount in excess of 1.5% of actual gross proceeds received was approximately $0.3 million and $1.6 million as of June 30, 2017 and September 30, 2016, respectively, and is included in Due to Adviser, net on the statements of assets and liabilities. For the three months ended June 30, 2017, we made reimbursement payments of approximately $0.2 million to Terra Income Advisors for offering costs incurred on our behalf. For the nine months ended June 30, 2017, and 2016, we made offering costs reimbursement payments of approximately $0.9 million and $0.1 million, respectively, to Terra Income Advisors. There were no such reimbursement payments made for the three months ended June 30, 2016.
Under the Amended Dealer Manager Agreement, Terra Capital Markets, an affiliate of Terra Income Advisors, is entitled to receive selling commissions, broker-dealer fees and dealer manager fees in connection with the sale of shares of our common stock in the Offering, all or a portion of which may be re-allowed to selected broker-dealers. For the three months ended June 30, 2017 and 2016, we incurred approximately $1.0 million and $1.3 million, respectively, of broker-dealer commissions and fees and, of this amount, approximately $0.7 million and $0.9 million, respectively, were re-allowed to selected broker-dealers. For the nine months ended June 30, 2017 and 2016, we incurred approximately $2.5 million and $2.8 million, respectively, of broker-dealer commissions and fees and, of this amount, approximately $1.8 million and $1.9 million, respectively, were re-allowed to selected broker-dealers. As of June 30, 2017, total transaction charge payable was approximately $3.0 million, as reflected on the statements of assets and liabilities.
Pursuant to the Expense Support Agreement, Terra Income Advisors has agreed to reimburse us for certain operating expenses for any period since inception, until we and Terra Income Advisors mutually agree otherwise. This payment for any month shall be paid by Terra Income Advisors to us in any combination of cash or other immediately available funds, and/or offsets against amounts due from us to Terra Income Advisors. Reimbursement shall be made as promptly as possible on a date mutually agreed to by us and Terra Income Advisors provided that (i) the operating expense ratio, defined as Net Operating Expenses expressed as a percentage of our net assets on the relevant measurement date, as of such reimbursement date is equal to or less than the operating expense ratio as of the Expense Support Payment date attributable to such specified Expense Support Payment, (ii) the annualized distribution rate as of such reimbursement date is equal to or greater than the annualized distribution rate as of the Expense Support Payment date attributable to such specified Expense Support Payment; (iii) such reimbursement date is not later than three years following such specified Expense Support Payment date; and (iv) the Expense Support Payment does not cause our Net Operating Expenses to exceed 1.5% of our net assets attributable to common shares, after taking such reimbursement into account. Terra Income Advisors is entitled to reimbursement of all previously unreimbursed Expense Support Payments in the event of termination of the Expense Support Agreement. For the nine months ended June 30, 2016, we recorded Expense Support

Payment of approximately $0.6 million, which are included in the statements of operations. There was no such Expense Support Payment recorded for the three months ended June 30, 2017 and 2016, and nine months ended June 30, 2017.
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
As of June 30, 2017, we had one investment with a principal balance of approximately $3.4 million that provides for interest income indexed to London Interbank Offered Rate (“LIBOR”) (see “Item 1. Financial Statements — Schedule of Investments”). A decrease or increase of 1% in LIBOR would decrease or increase our annual interest income by approximately $0.03 million.
We may hedge against interest rate and currency exchange rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts, subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. For the three and nine months ended June 30, 2017 and 2016, we did not engage in interest rate hedging activities.
In addition, we may have risks regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Valuation of Investments.”
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
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
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
On March 23, 2017, the 2017 annual meeting of stockholders (the “Annual Meeting”) of Terra Income Fund 6, Inc. (the “Company”) was initially called to order and was adjourned for lack of quorum. On April 20, 2017, the Annual Meeting was reconvened and was adjourned to permit additional time to solicit stockholder votes for such proposal. The Annual Meeting was reconvened again on May 18, 2017. Stockholders of record at the close of business on January 26, 2017 (the “Record Date”) were entitled to vote at the reconvened Annual Meeting. As of the Record Date, there were 5,018,819 shares of common stock outstanding and entitled to vote. Holders of 2,816,877 shares of common stock were present at the reconvened Annual Meeting, either in person or by proxy, representing 56.13% of the Company’s outstanding common stock.
The purpose of the reconvened Annual Meeting was to consider and vote upon the following proposals:

1.
To elect two directors, Bruce D. Batkin and Robert E. Marks, each to serve as a Class II director on the Company’s board of directors (the “Board”) for a term of three years and until his successor is duly elected and qualified; and

2.	To ratify the appointment of KPMG LLP (“KPMG”) as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2017.

At the reconvened Annual Meeting, the stockholders elected both director nominees and ratified the appointment of KPMG. The votes cast with respect to each proposal were as follows:

VOTES FOR	VOTES AGAINST	VOTES WITHHELD
Proposal No. 1: Election of Directors
Bruce D. Batkin	2,752,299	41,670	22,908
Robert E. Marks	2,752,299	41,670	22,908

VOTES FOR	VOTES AGAINST	ABSTENTIONS	BROKER NON-VOTES
Proposal No. 2: Ratification of Appointment of KPMG	2,780,716	12,693	23,468	0

Item 6.  Exhibits.
The following exhibits are filed with this report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description and Method of Filing
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

Date: August 8, 2017

TERRA INCOME FUND 6, INC.

By:	/s/ Bruce D. Batkin
Bruce D. Batkin
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gregory M. Pinkus
Gregory M. Pinkus
Chief Financial Officer, Chief Operating Officer,
Treasurer and Secretary
(Principal Financial and Accounting Officer)