Form 10-K
period 2017-09-30
Terra Income Fund 6, Inc.
filed 2017-11-20
CIK 1577134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2017

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
Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑
As of November 20, 2017, the registrant had 7,936,167 shares of common stock, $0.001 par value, outstanding.

i

CERTAIN DEFINITIONS
Except as otherwise specified in this Annual Report on Form 10-K, the terms:

•	“we,” “us,” “our” and the “Company” refer to Terra Income Fund 6, Inc.;

•	“Terra Income Advisors” refers to Terra Income Advisors, LLC;

•	“Terra Capital Markets” refers to Terra Capital Markets, LLC:

•	“Terra Capital Partners” refers to Terra Capital Partners, LLC; and

•
“Terra Income Funds” refers collectively to Terra Secured Income Fund, LLC, Terra Secured Income Fund 2, LLC, Terra Secured Income Fund 3, LLC, Terra Secured Income Fund 4, LLC, Terra Secured Income Fund 5, LLC, Terra Secured Income Fund 5 International, Terra Income Fund International and Terra Secured Income Fund 7, LLC.

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

•
actual and potential conflicts of interest with any of the following affiliated entities: Terra Income Advisors, LLC, our investment adviser; Terra Capital Partners, LLC, our sponsor; Terra Secured Income Fund, LLC; Terra Secured Income Fund 2, LLC; Terra Secured Income Fund 3, LLC; Terra Secured Income Fund 4, LLC; Terra Secured Income Fund 5, LLC; Terra Secured Income Fund 5 International; Terra Income Fund International; Terra Secured Income Fund 7, LLC; Terra Property Trust, Inc., a subsidiary of Terra Secured Income Fund 5, LLC; Terra Property Trust 2, Inc., a subsidiary of Terra Secured Income Fund 7, LLC; Terra Capital Advisors, LLC; Terra Capital Advisors 2, LLC; Terra Income Advisors 2, LLC; or any of their affiliates;

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
On March 2, 2015, we filed a public registration statement on Form N-2 (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) to offer a minimum of $2.0 million of common stock and a maximum of $1.0 billion of common stock in a continuous, public offering (the “Offering”). The SEC declared the Registration Statement effective on April 20, 2015, and we retained Terra Capital Markets, LLC (“Terra Capital Markets”), an affiliate of Terra Income Advisors, to serve as the dealer manager of the Offering. As dealer manager, Terra Capital Markets is responsible for marketing our shares being offered pursuant to the Offering. We will file post-effective amendments to the Registration Statement that are subject to SEC review to allow us to continue the Offering for at least two years from the date of the effectiveness of the Registration Statement.
On May 1, 2015, Terra Capital Partners contributed cash of $275,000 to purchase approximately 24,444 additional shares from the Offering at a per share price of $11.25, which price represents the then-current public offering price of $12.50 per share, net of selling commissions, broker-dealer fees and dealer manager fees. This contribution, in addition to the initial capital contributions described above, fulfilled Terra Capital Partners’ commitment to contribute total seed capitalization of $450,000.
On June 24, 2015, we successfully reached our minimum escrow requirement and officially commenced our operations by receiving gross proceeds of $2,000,000 (the “Minimum Offering Requirement”). Since commencing operations, and through November 20, 2017, we have sold a total of 7,679,894 shares of common stock for total gross proceeds of $90.6 million, excluding shares pursuant to our distribution reinvestment plan (“DRIP”). The proceeds from the issuance of common stock are presented in our statements of changes in net assets and statements of cash flows.
On January 13, 2017, we decreased the public offering price of our common stock from $12.50 per share to $10.90 per share. The decrease in the public offering price was effective as of our January 17, 2017 bi-monthly closing and first applied to subscriptions received from January 1, 2017 through January 16, 2017.
Overview of Our Business
We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of our advisor, Terra Income Advisors, LLC (“Terra Income Advisors” or the “Adviser”), or by individuals who were contracted by us or by Terra Income Advisors to work on behalf of us pursuant to the terms of the investment advisory and administrative services agreement between us and Terra Income Advisors (the “Investment Advisory Agreement”). Terra Income Advisors is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis according to asset allocation and other guidelines set by our Board. Terra Income Advisors is registered as investment adviser with the SEC. We have elected to be taxed for federal income tax purposes for our taxable year in which we commence operations, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code.
The level of our investment activity depends on many factors, including the amount of debt and equity capital available to prospective borrowers, the level of refinancing activity for such companies, the availability of credit to finance transactions, the general economic environment and the competitive environment for the types of investments we make. The timing of investing the proceeds from our Offering depends on the availability of investment opportunities that are consistent with our investment objective and strategies and any restrictions imposed by the RIC diversification requirements. Any distributions we make prior to the time that all capital raised has been deployed may be substantially lower than the distributions that we expect to pay when our portfolio is fully invested.
Our Investment Adviser
Our investment activities are externally managed by Terra Income Advisors, a private investment firm affiliated with us, pursuant to the Investment Advisory Agreement, under the oversight of the Board, a majority of whom are independent. Terra Income Advisors is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”).
Under the Investment Advisory Agreement, we have agreed to pay Terra Income Advisors a base management fee as well as an incentive fee based on our investment performance. Also, we have agreed to pay selling commissions, broker-dealer fees, a dealer manager fee and a servicing fee, and to reimburse Terra Income Advisors for our organization and offering expenses up to a maximum amount equal to 1.5% of the gross proceeds from the Offering. Terra Income Advisors will bear all organization and offering expenses in excess of this amount.
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
About Terra Capital Partners
Terra Capital Partners, the parent company of Terra Income Advisors, is a real estate finance and investment firm based in New York City that focuses primarily on the origination and management of mezzanine loans, as well as first mortgage loans, bridge loans and preferred equity investments in all major property types. Since its formation in 2001 and its commencement of operations in 2002, Terra Capital Partners has been engaged in providing financing on commercial properties of all major property types throughout the U.S. In the lead up to the global financial crisis in 2007, believing that the risks associated with commercial real estate markets had grown out of proportion to the potential returns from such markets, Terra Capital Partners sold 100% of its interest in its portfolio. It was not until mid-2009, after its assessment that commercial mortgage markets would begin a period of stabilization and growth, that Terra Capital Partners began to sponsor new investment vehicles, which included the Terra Income Funds, to again provide debt capital to commercial real estate markets. The financings provided by vehicles managed by Terra Capital Partners have been secured by approximately 11.0 million square feet of office properties, 5.5 million square feet of land, 3.4 million square feet of retail properties, 3.8 million square feet of industrial properties, 3,828 hotel rooms and 23,674 apartment units. The value of the properties underlying this capital was approximately $6.3 billion based on appraised values as of the closing dates. None of the financings extended by Terra Capital Partners and its affiliates have required foreclosure or suffered any loss of principal. In addition to its extensive experience originating and managing debt financings, Terra Capital Partners and its affiliates have owned and operated over six million square feet of office and industrial space between 2005 and 2007, and this operational experience further informs its robust origination and underwriting standards and would be beneficial should our Adviser need to foreclose on a property underlying a financing. As of the date of this Form 10-K, Terra Capital Partners and its affiliates employed 33 persons.
Terra Capital Partners, led by its Chief Executive Officer, Bruce D. Batkin, and its Chairman, Simon J. Mildé, is owned and operated by highly experienced real estate, finance and securities professionals. Members of the Terra Capital Partners management team have broad based, long-term relationships with major financial institutions, property owners and commercial real estate service providers. They have worked together as a team for 15 years, building on their prior experience in commercial real estate investment, finance, development and asset management. They have held leadership roles at many of the top international real estate and investment banking firms, including Jones Lang Wootton (formerly Jones Lang LaSalle Incorporated and now JLL), Merrill Lynch, Donaldson, Lufkin and Jenrette Securities Corporation (now Credit Suisse (USA) Inc.) and ABN Amro Bank N.V. We believe that the active and substantial ongoing participation of Terra Capital Partners in the real estate finance market, and the depth of experience and disciplined investment approach of its management team will allow Terra Income Advisors to successfully execute our investment strategy.
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
We seek to structure, acquire and maintain a portfolio of investments that generate a stable income stream to enable us to pay attractive and consistent cash distributions to our stockholders. We directly structure, underwrite and originate most of our investments, as we believe that doing so will provide us with the best opportunity to invest in loans that satisfy our standards, establish a direct relationship with the borrower and optimize the terms of our investments; however, we may acquire existing loans from the originating lender should our adviser determine such an investment is in our best interest. We may hold our investments until their scheduled maturity dates or may sell them if we are able to command favorable terms for their disposition. We may also seek to realize growth in the value of our investments by timing their sale to maximize value. We believe that our investment strategy allows us to pay attractive and stable cash distributions to our stockholders and to preserve, protect and return our stockholders’ capital contributions, consistent with our investment objectives.
Terra Income Advisors’ management team has extensive experience in originating, acquiring, structuring, managing and disposing of real estate-related loans similar to the types of loans in which we intend to invest. In order to meet our investment objectives, we generally seek to follow the following investment criteria:

•	focus primarily on the origination of new loans;

•	focus on loans backed by properties in the United States;

•	invest primarily in fixed rate rather than floating rate loans, but we reserve the right to make debt investments that bear interest at a floating rate;

•	invest in loans expected to be repaid within one to five years;

•	maximize current income;

•	lend to creditworthy borrowers;

•	lend on properties that are expected to generate sustainable cash flow;

•	maximize diversification by property type, geographic location, tenancy and borrower;

•	source off-market transactions; and

•	hold investments until maturity unless, in our adviser’s judgment, market conditions warrant earlier disposition.
While the size of each of our investments generally ranges between $3 million and $20 million, our investments ultimately be at the discretion Terra Income Advisors, subject to oversight by our Board. Prior to raising substantial capital, we may make smaller investments and invest a larger portion of our capital base in cash and cash items (including receivables) and U.S. government securities to enable us to acquire assets that meet our desired investment profile and to meet certain RIC qualification requirements under the Code.
To enhance our returns, we intend to employ leverage as market conditions permit and at the discretion of our Terra Income Advisors, but in no event will leverage employed exceed 50% of the value of our assets, as required by the 1940 Act. See Item 1A “Risk Factors — Risks Related to Debt Financing” for a discussion of the risks inherent in employing leverage.
Business Strategy
In executing our business strategy, we believe that we benefit from Terra Income Advisors’ affiliation with Terra Capital Partners, given its strong track record and extensive experience and capabilities as real estate investment manager and sponsor of the Terra Income Funds. We believe the following core strengths will enable us to realize our investment objectives and provide us with significant competitive advantages in the marketplace, and attractive risk-adjusted returns to our stockholders:
Significant Experience of Our Management Team
Terra Income Advisors has a highly experienced management team with extensive expertise in originating, underwriting, structuring, financing and managing commercial real estate loans and related investments through a variety of credit and interest rate environments and economic cycles. Terra Income Advisors’ senior management team is led by Bruce D. Batkin and Simon J. Mildé, the co-founders of Terra Capital Partners, each of whom has over 35 years in the commercial real estate finance industry, including over 15 years working together at Terra Capital Partners. Messrs. Batkin and Mildé are supported by a team of 15 highly experienced real estate, finance and securities professionals. This team has extensive relationships across the commercial real estate industry, including long-term relationships with major financial institutions, property owners and commercial real estate service providers. We believe that we benefit from Terra Income Advisors’ strong track record and extensive experience and capabilities originating, structuring, financing and managing commercial real estate loans and will continue to do so as we grow our portfolio over time.
Significant Experience of Terra Capital Partners
Terra Capital Partners provides our Terra Income Advisers with all of its key investment personnel. Terra Capital Partners has developed a reputation within the commercial real estate finance industry as a leading sophisticated real estate investment and asset management company with a 15 year track record in originating, underwriting and managing commercial real estate and real estate-related loans, preferred equity investments and investments with similar characteristics to the assets that we acquire. We believe we benefit from the depth and the disciplined approach Terra Capital Partners brings to its underwriting and investment management processes to structure and manage investments prudently. In addition to its extensive experience originating and managing debt financings, Terra Capital Partners and its affiliates have owned and operated over six million square feet of office and industrial space between 2005 and 2007, and this operational experience has further informed its robust origination and underwriting standards.
Disciplined Investment Process
We follow a disciplined investment origination, underwriting and selection process. We follow an investment approach focused on long-term credit performance and capital protection. This investment approach involves a multi-phase evaluation, structuring and monitoring process for each potential investment opportunity. After investment, our management team focuses on a thorough review of our investments for potential credit quality deterioration and potential proactive steps, including making available significant managerial assistance as required by the 1940 Act, to mitigate any losses to our invested capital. We believe this approach maximize current income and minimize capital loss. None of the loans originated by our Adviser and its affiliates have suffered a foreclosure or loss of principal, which we believe is attributable to our Adviser’s rigorous origination, underwriting and selection process.
Portfolio Construction
We construct a portfolio that is diversified by property type, geographic location and borrower. Although we expect to hold our assets for the duration of the expected five-year term of our company, we may decide to sell assets prior to the end of the term in order to maximize stockholder returns.
We construct our portfolio based on our evaluation of the impact of each potential investment on the risk/reward mix in our existing portfolio. By selecting those assets that we believe will maximize stockholder returns while minimizing investment-specific risk, we believe we can build and manage an investment portfolio that provides superior value to stockholders over time, both in absolute terms and relative to other commercial real estate loan and real estate-related investment vehicles.
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
Extensive Strategic Relationships
Our management team maintains extensive relationships within the real estate industry, including real estate developers, institutional real estate sponsors and investors, real estate funds, investment and commercial banks, private equity funds, asset originators and broker-dealers, as well as the capital and financing markets generally. We believe these relationships enhance our ability to source and finance our investments as well as mitigate their credit and interest rate risk. We leverage the many years of experience and well-established contacts of our management team, and to use these relationships for the benefit of our stockholders.

Market Opportunities
The opportunity for alternative commercial real estate lenders is the direct result of (i) limited supply of commercial real estate debt from banks and securitized lenders due to regulations implemented since the last recession and (ii) strong demand for commercial real estate financing. New regulations, particularly those imposed by or Basel III and the Dodd-Frank Act, have reduced the availability of commercial real estate debt capital from regulated institutions and the commercial mortgage-backed securities (“CMBS”) market. At the same time, demand for commercial real estate debt in the U.S. has been supported by strong economic fundamentals, including employment gains, low inflation and positive gross domestic product growth, while new construction of commercial real estate has been limited relative to historical averages. These fundamentals, as well as abundant domestic and international commercial real estate equity capital available for U.S. commercial real estate, create an opportunity for providers of commercial real estate debt to finance property acquisition, refinancing and development.
Traditional Providers of Commercial Real Estate Debt Have Reduced Availability of Capital
The turmoil in the U.S. mortgage market that commenced with the onset of the global financial crisis in 2008 has diminished the availability of credit for commercial real estate from traditional providers of capital to commercial real estate borrowers. Although credit availability has increased over the past several years, there is an opportunity for alternative commercial real estate debt providers like us to capitalize on the lack of supply created by a more risk-averse credit culture, tighter underwriting standards, a tepid recovery in the CMBS market and changes in the regulatory environment that continue to constrain the lending capacity of large commercial banks and traditional providers of capital.
Stricter Underwriting from a Reduced Number of Banks
Fallout from the 2008 recession has reduced the number of U.S. commercial banks by approximately 25% through a combination of consolidation, failure or overall balance sheet reduction.
Source: Federal Reserve Bank of St. Louis, October 2017
Those lenders that remain are subject to increased regulations (Dodd-Frank Act and Basel III, the latter of which imposes requirements for higher bank capital charges on certain types of real estate loans) and adhere to mortgage lending practices that are more conservative than prior to the economic crisis. Therefore, those financial institutions still willing to provide capital may not provide sufficient proceeds to meet borrowers’ needs, and many loans that previously would have been provided by a single lender often will require multiple lenders. This provides us, as an alternative lender, with an immediate opportunity to augment loans provided by traditional lenders with subordinated debt and preferred equity, often at higher property valuations, lower loan-to-value ratios and higher returns than prior to the economic crisis. In particular, due to the nature of the underlying assets, there has been less availability of debt capital on transitional properties, as a result of increased capital requirements, which significantly impact the profitability of such loans for financial institutions. We believe this opportunity will continue for the foreseeable future.
According to a survey conducted by the Federal Reserve, in January 2017, despite positive fundamentals in commercial real estate property, the net percentage of domestic respondents reporting tightening standards for commercial real estate loans was the highest since 2009, indicating that the opportunity for alternative providers of commercial real estate debt capital will likely increase.

(1)	Data is YTD through October 2017
Source: The Federal Reserve Board, October 2017.
Overall CMBS Market Well Below Peak
In addition, enhanced risk-retention requirements for CMBS have increased securitization costs and limited competition from CMBS lenders. This has led to a decrease in CMBS securitizations and issuances that have failed to recover to previous levels, from a peak of $229 billion in 2007 to $76 billion in 2016. Risk retention requirements went into effect on December 24, 2016. A survey of industry professionals published in the market publication Commercial Mortgage Alert has predicted issuance of $75 billion for 2017, indicating an opportunity for additional providers of commercial real estate debt capital to continue to fill a supply gap.

(1)	Data is YTD through September 2017

(*) Only numbers from the first nine months of 2017 have been reported.
Source: Commercial Mortgage Alert, September 2017.
Lack of Supply of CMBS Debt for Transitional Properties
As a result of the same regulatory constraints impacting the entire CMBS market, floating-rate CMBS effectively disappeared from the marketplace from a peak of $27 billion in 2006. These transactions have historically been secured by transitional properties, similar to many of the loan opportunities that we intend to pursue. With floating-rate CMBS issuance failing to break $2 billion in more than one year (2014), as illustrated by the following table, we believe there is a meaningful void for alternative commercial real estate debt capital providers to fill, a trend we expect to continue.

(1)	Data is YTD through September 2017
Source: Commercial Mortgage Alert, September 2017.
Supply of Debt Capital Constrained by Regulatory Environment
The Dodd-Frank Act and Basel III have specific provisions targeting commercial real estate debt that have implemented risk-retention requirements for CMBS (in the case of the Dodd-Frank Act) and required higher bank capital charges on certain types of commercial real estate loans (in the case of Basel III). The two primary consequences of these regulations, the goals of which are to reduce the risk from commercial real estate in the banking system, have been to reduce the scope of lending from banks and other regulated financial institutions and to increase the costs for those institutions to provide commercial real estate debt.
In December 2016, the risk-retention rules of the Dodd-Frank Act became effective, requiring that a sponsor of a CMBS transaction retain, directly or indirectly, at least 5% of the credit risk of the securitized assets collateralizing the CMBS. This risk retention requirement can be satisfied through either ‘‘horizontal’’ risk retention where the risk retainer retains a 5% interest representing the most junior tranche in the CMBS securitization or through “vertical” risk retention where the risk retainer ends up retaining a 5% cross section of the entire CMBS securitization or through a combination of horizontal and vertical risk retention. Historically, bank sponsors of CMBS transactions had sold, or attempted to sell, 100% of the securitized assets collateralizing the CMBS. We expect that the impact of this requirement will be a reduction in CMBS volume as transaction costs (and ultimately borrowing costs) increase as a result of regulatory compliance and that some CMBS participants will exit the market.
Basel III increases bank capital requirements while tightening the definition of what can be included in the calculation of capital and revising the methodology of calculating risk-weighted assets, making them more risk sensitive. The effect is a revision to the regulatory capital framework for U.S. banks, requiring banks to increase regulatory capital and decrease risk-weighted assets to achieve compliance with new (higher) risk-based capital ratios. With Basel III, risk-weightings are now higher on certain assets, specifically certain acquisition, development and construction loans classified as HVCRE which are less profitable under the current framework, incentivizing banks to either adjust pricing on or abandon HVCRE loans entirely. The final Basel III rule requires that banking organizations to assign a higher risk weight of 150% (previously 100%) for HVCRE loans which, due to the breadth of the language and general uncertainty as to the interpretation of the rule, typically includes most transitional commercial real estate loans. This has reduced the availability of commercial real estate debt capital and increased financing costs for borrowers, creating an opportunity for alternative lenders.
Although the regulatory environment will continue to evolve over time, we believe that much of the substantive components of Dodd-Frank and Basel III will continue, and adjustments, if any, will be implemented only over a period of many years (much like the current regulations themselves). We expect that banks and CMBS lenders will continue to predominantly focus on stabilized properties at lower leverage points. As a result, we do not expect the size and breadth of the market opportunity to have significant near-term legislative risk.
Increased Market Share for Alternative Lenders
Non-bank lenders have historically had the advantage of flexibility and execution speed over competing bank and CMBS lenders. With the addition of increased regulatory scrutiny and tightening underwriting standards, the competitive advantage of alternative providers of commercial real estate debt capital has further increased, particularly for non-stabilized properties and new property development, here borrowers increasingly focus on speed and certainty of execution.
This is evident in the fact that the market share of alternative lenders (financial and private/other companies, excluding banks, CMBS, insurance companies, and government agencies) has significantly increased. While alternative lenders made up approximately 5% of the market in 2009, that figure has doubled to approximately 10% in each of the last three years. With an estimated 2017 commercial real estate mortgage origination volume of $537 billion per the Mortgage Bankers Association, this would represent a market share of over $50 billion for alternative lenders.

(1)	Alternative includes both financial and private/other companies

(2)	Based on independent reports of properties and portfolios $2.5 million and greater

(3)	Data is through December 2016
Source: Real Capital Analytics, December 2016
Stronger Real Estate Fundamentals Drive Transaction Volume
The post-crisis expansion of the economy is evident in most metropolitan areas across the county as shown in the chart below, with positive GDP growth and strong gains in employment driving demand for various asset classes within commercial real estate. The breadth of the recovery at this stage creates diverse opportunities for us across many different markets and various asset types. In addition to increases in demand driven by stronger economic growth, higher occupancy levels have been supported by a relative lack of new supply of commercial real estate compared to historical averages, as measured by the amount of new completions as a percentage of existing stock. A relatively stable trend of supply additions allows the market to adjust to changes in demand with less volatility, which creates greater stability in property values over time.

Percent Change in Real Gross Domestic Product (GDP) by Metropolitan Area, 2015
U.S. metropolitan areas = 2.5 percent
3.3 to 9.4
2.0 to 3.3
1.1 to 2.0
-0.3 to 1.1
-8.0 to -0.3
Nonmetropolitan areas

Source: U.S. Bureau of Economic Analysis
Historical commercial real estate transaction volume has increased to near pre-recession levels, driven by both the strength of commercial real estate fundamentals and the abundance of capital, particularly non-domestic, seeking commercial real estate investment opportunities. In fact, excluding entity purchases, the volume of portfolio and individual property transactions has already exceeded the pre-recession peak. Although the total volume decreased from 2015 to 2016, we believe this represents a return to equilibrium, and overall stability in property values, following several years of relative inactivity.

Historical CRE Transaction Volume ($ Billions)(1)(2)
Individual
Portfolio
Entity
CPPI*
$600b
500
400
300
200
100
0
250
200
150
100
50
0
'02
'03
'04
'05
'06
'07
'08
'09
'10
'11
'12
'13
'14
'15
'16

(1)	Based on independent reports of properties and portfolios $2.5 million and greater. Prior to 2005, Real Capital Analytics primarily captured sales valued at $5.0 million and above.

(2)	Data is through December 2016.
Source: Real Capital Analytics, December 2016
Unlike the years prior to the last recession, the abundant transaction volume has not eroded lender credit metrics. Comparing loan-to-value, debt yield, and debt service coverage ratio from 2008 to 2016 indicates stricter underwriting standards than at the peak of the previous cycle. This is a result of both increased conservatism on the part of regulated financial institutions and greater discipline on the part of non-bank alternative lenders.

Comparative Commercial Real Estate Loan Metrics (1)
Metric	2008 Average	2016 Average
Loan-to-value	67.0%	63.0%
Debt service coverage ratio	1.29x	1.66x
Debt yield	10.1%	10.2%

(1)	Based on independent reports of properties and portfolios $2.5 million and greater. Includes office, retail, industrial and hotel properties
Source: Real Capital Analytics, December 2016
The combination of strong property fundamentals, stabilizing transaction volume, disciplined credit metrics and an overall lack of supply of commercial real estate debt should create significant opportunities for us to deploy capital.

Targeted Investments
Real Estate-Related Loans
We originate, acquire, fund and structure real estate-related loans, including first and second mortgage loans, mezzanine loans, bridge loans, convertible mortgages and other loans related to high-quality commercial real estate in the U.S. We also acquire some equity participations in the underlying collateral of such loans. We structure, underwrite and originate most if not all of our investments. We use what we consider to be conservative underwriting criteria, and our underwriting process involves comprehensive financial, structural, operational and legal due diligence to assess the risks of investments so that we can optimize pricing and structuring. By originating loans directly, we are able to structure and underwrite loans that satisfy our standards, establish a direct relationship with the borrower and utilize our own documentation. Described below are some of the types of loans we own and may originate.
Mezzanine Loans. These are loans secured by ownership interests in an entity that owns commercial real estate and generally finance the acquisition, refinancing, rehabilitation or construction of commercial real estate. Mezzanine loans may be either short-term (one-to-five year) or long-term (up to 10-year) and may be fixed or floating rate. We may originate mezzanine loans backed by high-quality properties in the U.S. that fit our investment strategy. We may own such mezzanine loans directly or we may hold a participation in a mezzanine loan or a sub-participation in a mezzanine loan. These loans are predominantly current-pay loans (although there may be a portion of the interest that accrues) and may provide for participation in the value or cash flow appreciation of the underlying property as described below. We invest in mezzanine loans with loan-to-value ratios ranging from 60% to 80%. With the credit market disruption and resulting dearth of capital available in this part of the capital structure, we believe that the opportunities to both directly originate and to buy mezzanine loans from third-parties on favorable terms will continue to be attractive.
Preferred Equity Investments. These are investments in preferred membership interests in an entity that owns commercial real estate and generally finance the acquisition, refinancing, rehabilitation or construction of commercial real estate. These investments are expected to have similar characteristics to and returns as mezzanine loans.
Subordinated Mortgage Loans (B-notes). B-notes include structurally subordinated first mortgage loans and junior participations in first mortgage loans or participations in these types of assets. Like first mortgage loans, these loans generally finance the acquisition, refinancing, rehabilitation or construction of commercial real estate. B-notes may be either short-term (one-to-five year) or long-term (up to 10-year), may be fixed or floating rate and are predominantly current-pay loans. We may originate current-pay B-notes backed by high-quality properties in the U.S. that fit our investment strategy. We may create B-notes by tranching our directly originated first mortgage loans generally through syndications of senior first mortgages, or buy such assets directly from third-party originators. Due to the current credit market disruption and resulting dearth of capital available in this part of the capital structure, we believe that the opportunities to both directly originate and to buy B-notes from third-parties on favorable terms will continue to be attractive.
Investors in B-notes are compensated for the increased risk of such assets from a pricing perspective but still benefit from a lien on the related property. Investors typically receive principal and interest payments at the same time as senior debt unless a default occurs, in which case these payments are made only after any senior debt is made whole. Rights of holders of B-notes are usually governed by participation and other agreements that, subject to certain limitations, typically provide the holders of subordinated positions of the mortgage loan with the ability to cure certain defaults and control certain decisions of holders of senior debt secured by the same properties (or otherwise exercise the right to purchase the senior debt), which provides for additional downside protection and higher recoveries.
Bridge Loans. We offer bridge financing products to borrowers who are typically seeking short-term capital to be used in an acquisition, development or refinancing of a given property. From the borrower’s perspective, shorter term bridge financing is advantageous because it allows time to improve the property value through repositioning without encumbering it with restrictive long-term debt. The terms of these loans generally do not exceed three years. Bridge loans may be structured as mezzanine loans, preferred equity or first mortgages.
First Mortgage Loans. These loans generally finance the acquisition, refinancing, rehabilitation or construction of commercial real estate. First mortgage loans may be either short-term (one-to-five year) or long-term (up to 10-year), may be fixed or floating rate and are predominantly current-pay loans. We originate current-pay first mortgage loans backed by high-quality properties in the U.S. that fit our investment strategy. We selectively syndicate portions of these loans, including senior or junior participations that will effectively provide permanent financing or optimize returns which may include retained origination fees.
First mortgages provide for a higher recovery rate and lower defaults than other debt positions due to the lender’s senior position. However, such loans typically generate lower returns than subordinate debt such as mezzanine loans or B-notes.

Convertible Mortgages. Convertible mortgages are similar to equity participations (as described below). We may invest in or originate a convertible mortgage if the Adviser concludes that we may benefit from the cash flow or any appreciation in the value of the subject property.
Equity Participations. In connection with our loan origination activities, we may pursue equity participation opportunities, or interests in the projects being financed, in instances when we believe that the risk-reward characteristics of the loan merit additional upside participation because of the possibility of appreciation in value of the underlying assets securing the loan. Equity participations can be paid in the form of additional interest, exit fees or warrants in the borrower. Equity participation can also take the form of a conversion feature, permitting the lender to convert a loan or preferred equity investment into equity in the borrower at a negotiated premium to the current net asset value of the borrower. We expect to be able to obtain equity participations in certain instances where the loan collateral consists of an asset that is being repositioned, expanded or improved in some fashion which is anticipated to improve future cash flow. In such case, the borrower may wish to defer some portion of the debt service or obtain higher leverage than might be merited by the pricing and leverage level based on historical performance of the underlying asset. We generate additional revenues from these equity participations as a result of excess cash flows being distributed or as appreciated properties are sold or refinanced.
Other Real Estate-Related Investments. The Adviser has the right to invest in other real estate-related investments, which may include CMBS or other real estate debt or equity securities, so long as such investments do not constitute more than 15% of our assets. Certain of our real estate-related loans require the borrower to make payments of principal on the fully committed principal amount of the loan regardless of whether the full loan amount is outstanding portfolio.
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
Co-Investments
As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, we may be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Board who are not interested persons and, in some cases, prior approval by the SEC. The SEC has granted us exemptive relief permitting us, subject to satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of Terra Income Advisors, including the Terra Income Funds, Terra Property Trust, Inc. (“TPT”), Terra Property Trust 2, Inc. (“TPT2”), and any future BDC or closed-end management investment company that is registered under the 1940 Act and is advised by Terra Income Advisors or its affiliated investment advisers (the “Co-Investment Affiliates”). However, we will be prohibited from engaging in certain transactions with our affiliates even under the terms of this exemptive order. We believe this relief will not only enhance our ability to further our investment objectives and strategy, but may also increase favorable investment opportunities for us, in part by allowing us to participate in larger investments, together with our Co-Investment Affiliates, than would be available to us if we had not obtained such relief.
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
Available Information
We are required to file with or submit to the SEC annual, quarterly and current reports, proxy statements and other information meeting the informational requirements of the Exchange Act. We maintain a website at http://www.terrafund6.com, on which we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on our website is not incorporated by reference into this annual report on Form 10-K and investors should not consider information contained on our website to be part of this annual report on Form 10-K or any other report we file with the SEC. Investors may also inspect and copy these reports, proxy statements and other information, as well as our registration statement and related exhibits and schedules, at the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C. 20549. Investors may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-732-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information filed electronically by us with the SEC, which are available on the SEC’s website at www.sec.gov. Copies of these reports, proxy and information statements and other information may be obtained, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

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
Risks Related to an Investment in Our Common Stock
Investors do not know the purchase price per share at the time they submit their subscription agreements and could receive fewer shares of common stock than anticipated if our Board determines to increase the offering price to comply with the requirement that we avoid selling shares below NAV per share.
The purchase price for our shares is determined at each semi-monthly closing date to ensure that the sales price, after deducting selling commissions, broker-dealer fees, and dealer manager fees, is equal to or greater than the NAV of our shares. As a result, in the event of an increase in our NAV per share, the purchase price may be higher than the prior semi-monthly closing price per share, and therefore an investor may receive a smaller number of shares than if he or she had subscribed at the prior semi-monthly closing price.
The Offering may be deemed to be a “blind pool” offering. An investor may not have the opportunity to evaluate historical data or assess future investments prior to purchasing our shares.
Investors are not able to evaluate the economic merits, transaction terms or other financial or operational data concerning future investments we make using the proceeds from the Offering prior to making a decision to purchase our shares. Investors must rely on Terra Income Advisors to implement our investment policies, to evaluate our investment opportunities and to structure the terms of our investments rather than evaluating our investments in advance of purchasing shares of our common stock. Because investors are not able to evaluate all of our investments in advance of purchasing our shares, the Offering may entail more risk than other types of offerings. This additional risk may hinder investors’ ability to achieve their own personal investment objectives related to portfolio diversification, risk-adjusted investment returns and other objectives.
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
Because the dealer manager is one of our affiliates, investors will not have the benefit of an independent due diligence review of us by our dealer manager, which is customarily performed in firm commitment offerings; the absence of an independent due diligence review increases the risks and uncertainty investors face as a stockholder.
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
On April 6, 2016, the U.S. Department of Labor (the “DOL”) issued its final regulation redefining “investment advice fiduciary” under the Employee Retirement Income Security Act (“ERISA”) and the Internal Revenue Code. The final regulation significantly expands the class of advisers and the scope of investment advice that are subject to fiduciary standards, imposing the same fiduciary standards on advisers to individual retirement accounts that have historically only applied to plans covered by ERISA. The DOL also finalized certain prohibited transaction exemptions that allow investment advisers to receive compensation for providing investment advice under arrangements that would otherwise be prohibited due to conflicts of interest. The DOL regulations became effective on April 10, 2017, but financial institutions relying on the “Best Interest Contract Exemption” will be permitted to comply with only a limited set of requirements through July 1, 2019, and that deadline may be revised or extended further. Because the changes required by the DOL regulations are triggering significant changes in the operations of financial advisors and broker-dealers, the implementation of the regulations may impact our ability to raise funds and thereby may impact our financial condition and results of operations.
The implementation of changes to investor account statements described in Financial Industry Regulatory Authority Regulatory Notice 15-02 may impact our ability to raise funds.
The SEC has approved amendments to the rules of the Financial Industry Regulatory Authority, Inc. (“FINRA”) applicable to securities of direct participation programs and non-listed real estate investment trusts. The amendments, which became effective on April 11, 2016, provide, among other things, that (i) FINRA members must include in customer account statements the per share estimated value of the non-listed entity, which must be developed using a methodology reasonably designed to ensure the per share estimated value’s reliability; and (ii) per share estimated value disclosed from and after 150 days following the second anniversary of the admission of stockholders of the non-listed entity’s public offering must be based on an appraised valuation methodology developed by, or with the material assistance of, a third-party expert and updated on at least an annual basis. For direct participation programs subject to the 1940 Act, the appraised valuation methodology must be consistent with the valuation requirements of the 1940 Act, which is consistent with our current practice. The rule changes also provide that account statements must include additional disclosure regarding the sources of distributions to stockholders of unlisted entities. It is not practicable at this time to determine whether these rules will adversely affect market demand for shares of direct participation programs. We will continue to assess the potential impact of the rule changes on our business. There can be no assurances regarding the impact of these rule changes on our current offering and our ability to raise sufficient amounts of capital.

We intend to offer to repurchase shares on a quarterly basis pursuant to our share repurchase program. Only a limited number of shares may be repurchased, however, and, to the extent investors are able to sell their shares under our share repurchase program, they may not be able to recover the amount of their investment in those shares.
We intend to conduct tender offers to allow investors to tender their shares on a quarterly basis at a price equal to the most recently disclosed NAV per share immediately prior to the date of repurchase. The share repurchase program includes numerous restrictions that limit investors’ ability to sell their shares. We intend to limit the number of shares repurchased pursuant to our share repurchase program as follows: (i) we currently intend to limit the number of shares to be repurchased during any calendar year to the number of shares we can repurchase with the proceeds we receive from the sale of shares of our common stock under our distribution reinvestment plan, although at the discretion of our Board, we may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase shares; (ii) we intend to limit the number of shares to be repurchased in any calendar quarter to 2.5% of the weighted average number of shares outstanding in the prior calendar year, or 10% in each calendar year (though the actual number of shares that we offer to repurchase may be less in light of the limitations noted above); (iii) unless an investor tenders all of his or her shares, he or she must tender at least 25% of the number of shares he or she has purchased and must maintain a minimum balance of $5,000 subsequent to submitting a portion of his or her shares for repurchase by us; and (iv) to the extent that the number of shares tendered for repurchase exceeds the number of shares that we are able to purchase, we will repurchase shares on a pro rata basis, not on a first-come, first-served basis. Further, we will have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under federal law or Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. Any of the foregoing limitations may prevent us from accommodating all repurchase requests made in any year.
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
When we make quarterly repurchase offers pursuant to our share repurchase program, we may offer to repurchase shares at a price that is lower than the price that investors paid for shares in the Offering. As a result, to the extent investors have the ability to sell their shares to us as part of our share repurchase program, the price at which an investor may sell shares, which will be the most recently disclosed NAV per share immediately prior to the date of repurchase, may be lower than what an investor paid in connection with the purchase of shares in the Offering.
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
We may fund distributions from the uninvested proceeds of the Offering and borrowings, and we have not established limits on the amount of funds we may use from net offering proceeds or borrowings to make any such distributions. We may pay distributions from the sale of assets to the extent distributions exceed our earnings or cash flows from operations. Distributions from the proceeds of the Offering or from borrowings could reduce the amount of capital we ultimately invest in our portfolio companies. As of September 30, 2017, a significant portion of the distributions paid to our stockholders constituted returns of capital.
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
Concerns over U.S. fiscal policy could have a material adverse effect on our business, financial condition and results of operations.
In prior years, financial markets were affected by significant uncertainty relating to the stability of U.S. fiscal and budgetary policy. Any continuing uncertainty, together with the continuing U.S. debt and budget deficit concerns, could contribute to a U.S. economic slowdown. The impact of U.S. fiscal uncertainty is inherently unpredictable and could adversely affect U.S. and global financial markets and economic conditions. These developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Continued adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.
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
In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from the proceeds of the Offering or from borrowings in anticipation of future cash flow, which may constitute a return of stockholder capital and will lower investors’ tax basis in their shares. A return of capital generally is a return of each investor’s investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with the Offering, including any fees payable to Terra Income Advisors. As of September 30, 2017, a significant portion of the distributions paid to our stockholders constituted returns of capital.
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
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), which was enacted on April 5, 2012. For as long as we continue to be an emerging growth company, we may take advantage of certain exemptions from, or reduced disclosure obligations relating to, various reporting requirements that are normally applicable to public companies.
We could remain an “emerging growth company” for up to five years from the date of commencement of the Offering, or until the earliest of (i) the last day of the first fiscal year in which we have total annual gross revenue of $1.07 billion or more, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of our common stock held by non-affiliates exceeds $700 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months) or (iii) the date on which we have issued more than $1.07 billion in non-convertible debt during the preceding three-year period.
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
The impact of financial reform legislation and legislation promulgated thereunder on us is uncertain.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted in 2010, instituted a wide range of reforms that will have an impact on all financial institutions. Many of the requirements called for in the Dodd-Frank Act will be implemented over time, most of which will be subject to implementing regulations over the course of several years. Many of these regulations have yet to be promulgated or are only recently promulgated. In addition, President Donald J. Trump has promised and issued several executive orders in 2017 intended to relieve the financial burden created by the Dodd-Frank Act, although these executive orders only set forth several general principles to be followed by the federal agencies and do not mandate the wholesale repeal of the Dodd-Frank Act. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full impact such requirements will have on our business, results of operations or financial condition is unclear. The changes resulting from the Dodd-Frank Act may require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements. Failure to comply with any such laws, regulations or principles, or changes thereto, may negatively impact our business, results of operations and financial condition. While we cannot predict what effect any changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to us and our stockholders.
We may experience fluctuations in our quarterly results.
We could experience fluctuations in our quarterly operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable on the debt securities we originate and acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods.
Risks Related to Terra Income Advisors and its Affiliates
We were the first publicly registered investment program sponsored by Terra Capital Partners and its affiliates, and therefore investors should not assume that the prior performance of any Terra Income Funds will be indicative of our future performance, or that our officers’ experience in managing those Terra Income Funds will be indicative of their ability to manage a publicly registered company. In addition, Terra Income Advisors has no prior experience managing a BDC or a RIC. Therefore investors should not assume that their experience in managing private investment programs will be indicative of their ability to comply with BDC and RIC election requirements.
We were the first publicly registered investment program sponsored by Terra Capital Partners and its affiliates. Because previous programs and investments sponsored by Terra Capital Partners or its affiliates were not publicly registered, those previous programs, including the Terra Income Funds, were not subject to the same limitations, restrictions and regulations to which we will be subject. Our officers have never operated a publicly registered investment program before. Operation as a publicly registered program under the Securities Act and the Exchange Act imposes a number of disclosure requirements and obligations, including among other things:

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
In addition, the costs associated with registration as a public company and compliance with such restrictions could be substantial. These costs will reduce the amount available for distribution to our investors. In addition, these requirements would require a substantial amount of time on the part of Terra Income Advisors and its affiliates, thereby decreasing the time they spend actively managing our investments. As a result, investors should not assume that the prior performance of those programs will be indicative of our future performance, or that our officers’ experience in managing those Terra Income Funds will be indicative of their ability to manage a publicly registered company.
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
Terra Income Advisors and its affiliates receive substantial fees from us in return for their services, and these fees could influence the advice provided to us. Among other matters, the compensation arrangements could affect their judgment with respect to public offerings of equity by us, which allow the dealer manager to earn additional selling commissions, dealer manager fees and servicing fees, and Terra Income Advisors to earn increased asset management fees. In addition, the decision to utilize leverage will increase our assets and, as a result, will increase the amount of management fees payable to Terra Income Advisors.
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
Terra Income Advisors, our investment adviser, also serves as investment adviser or manager to the Terra Income Funds, TPT, a subsidiary of Terra Secured Income Fund 5, LLC (“TSIF5”), and TPT2, a subsidiary of Terra Secured Income Fund 7, LLC (“TSIF7”). As a result, the members of the senior management and investment teams of Terra Income Advisors serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by the same personnel. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, including the Terra Income Funds, the fulfillment of which may not be in our best interests or in the best interest of our stockholders. Our investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles, including the Terra Income Funds. As a result, Terra Income Advisors, its employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the Terra Income Funds. Terra Income Advisors and its employees will devote only as much of its or their time to our business as Terra Income Advisors and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.
The time and resources that individuals employed by Terra Income Advisors devote to us may be diverted, and we may face additional competition due to the fact that individuals employed by Terra Income Advisors are not prohibited from raising money for or managing another entity that makes the same types of investments that we target.
Neither Terra Income Advisors nor individuals employed by it are prohibited from raising money for and managing another investment entity that makes the same types of investments as those we target. Terra Income Advisors also serves as investment adviser or manager for the Terra Income Funds, TPT and TPT2. As a result, the time and resources that these individuals may devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities. We also intend to co-invest with other affiliates that Terra Income Advisors manages or advise consistent with the conditions of the exemptive order granted to us.
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

We may issue “senior securities,” as defined in the 1940 Act, including borrowing money from banks or other financial institutions only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. Our ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. As a BDC, therefore, we intend to issue equity continuously at a rate more frequent than our privately-owned competitors, which may lead to greater stockholder dilution.
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

If we make preferred equity investments in partnerships or limited liability companies, such investments and the income therefrom will not be qualifying assets or income for purposes of the RIC income and asset tests unless such preferred equity investments are properly treated as loans for U.S. federal income tax purposes.
If we fail to maintain our qualification for RIC tax treatment for any reason, we will be subject to corporate income tax on our taxable income, which will be determined without a dividends-paid deduction. The resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.
To qualify as a RIC in a subsequent year, we would be required to distribute to our stockholders our earnings and profits attributable to non-RIC years. In addition, if we failed to maintain our status as a RIC for a period greater than two taxable years, then we would be required to elect to recognize and pay tax on any net built-in gain (the excess of aggregate gain, including items of income, over aggregate loss that would have been realized if we had been liquidated) or, alternatively, be subject to taxation on such built-in gain recognized for a period of five years, in order to qualify as a RIC in a subsequent year.
The preferred equity investments we intend to make may make us unable to maintain our qualification as a RIC under subchapter M of the Code.
Part of our investment strategy involves investments in preferred limited liability company membership interests or partnership interests that own commercial real estate and generally finance the acquisition, rehabilitation, or construction of commercial real estate. In order to qualify as a RIC for U.S. federal income tax purposes, we must derive at least 90% of our gross income from dividends, interest, payment with respect to certain securities or foreign currencies, and certain other sources. Additionally, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities from other RICs, and other securities that do not represent 10% of the voting securities of any one issuer or more than 5% of the value of our assets. We intend to make preferred equity investments and treat them as loans for U.S. federal income tax purposes. If the preferred equity investments we make are in the form of an equity interest in a limited liability company or a partnership and such investments are treated as partnership interests for U.S. federal income tax purposes, rather than as loans, then any income derived from such investments will not be qualifying income for purposes of the RIC gross income test, and the investment will not be a qualifying asset for purposes of the RIC 50% asset test. If we are unable to maintain our qualification as a RIC for U.S. federal income tax purposes, we will be subject to corporate-level income tax, and each investor’s investment in us would be adversely impacted.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.
For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with payment-in-kind (“PIK”) interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discounts and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes. Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to qualify for and maintain RIC tax treatment under Subchapter M of the Code. We may have to sell some of our investments at times or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to maintain our qualification for RIC tax treatment and thus become subject to corporate-level income tax.
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
If we do not qualify as a “publicly offered regulated investment company,” as defined in the Code, certain investors will be taxed as though they received a distribution of some of our expenses.
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
We may choose to pay dividends in our own common stock, in which case our stockholders may be required to pay U.S. federal income taxes in excess of the cash dividends our stockholders receive.
We may distribute taxable dividends that are payable in cash and shares of our common stock at the election of each stockholder. Under IRS Revenue Procedure 2017-45, a publicly offered RIC may give stockholders a choice, subject to various limits and requirements, of receiving a dividend in cash or common stock. As long as at least 20% of the total dividend is available in cash, and certain other requirements are satisfied, the IRS will treat the stock distribution as a dividend (to the extent applicable rules treat such distribution as being made out of earnings and profits). Stockholders receiving such dividends will be required to include the full amount of the dividend (including the portion payable in stock) as ordinary income (or, in certain circumstances, long-term capital gain) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the common stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.

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
Set forth below is a chart describing the classes of our securities outstanding as of September 30, 2017:

(1) Title of Class	(2) Amount Authorized	(3) Amount Held by Us or for Our Account	(4) Amount Outstanding Exclusive of Amount Under Column(3)
Common Stock	450,000,000	—	7,530,130
As of September 30, 2017, we had issued 7,291,481 shares of common stock for gross proceeds of $86.3 million, excluding shares pursuant to our DRIP. As of September 30, 2017, we had 2,116 record holders of our common stock.
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

Dividends and distributions to our stockholders are recorded as of the record date. We declared our first distribution on June 24, 2015 and have declared and paid cash distributions on a monthly basis since such time. The following table lists the monthly distributions per share for the years ended September 30, 2017 and 2016:

Record Date	Payment Date	Per Share Per Day	Distributions Paid in Cash	Distributions Paid through the DRIP	Total Distributions Paid/Accrued
Year Ended September 30, 2017
October 20, 2016	October 31, 2016	$0.002733	$237,090	$123,938	$361,028
November 20, 2016	November 30, 2016	0.002733	242,959	123,376	366,335
December 20, 2016	December 31, 2016	0.002733	264,315	132,250	396,565
January 20, 2017	January 31, 2017	0.002389	245,151	120,219	365,370
February 20, 2017	February 28, 2017	0.002389	229,907	113,350	343,257
March 20, 2017	March 31, 2017	0.002389	269,633	130,692	400,325
April 20, 2017	April 30, 2017	0.002389	274,065	136,743	410,808
May 20, 2017	May 31, 2017	0.002389	296,817	151,121	447,938
June 20, 2017	June 30, 2017	0.002389	311,708	153,637	465,345
July 20, 2017	July 31, 2017	0.002389	335,112	164,935	500,047
August 20, 2017	August 31, 2017	0.002389	346,753	172,852	519,605
September 20, 2017	September 30, 2017	0.002389	349,401	173,170	522,571
			$3,402,911	$1,696,283	$5,099,194

Record Date	Payment Date	Per Share Per Day	Distributions Paid in Cash	Distributions Paid through the DRIP	Total Distributions Paid/Accrued
Year Ended September 30, 2016
October 20, 2015	October 31, 2015	$0.002740	$56,467	$27,330	$83,797
November 20, 2015	November 30, 2015	0.002740	66,042	37,026	103,068
December 20, 2015	December 31, 2015	0.002740	85,246	49,294	134,540
January 20, 2016	January 31, 2016	0.002733	104,209	61,892	166,101
February 20, 2016	February 29, 2016	0.002733	109,923	66,508	176,431
March 20, 2016	March 31, 2016	0.002733	122,410	74,913	197,323
April 20, 2016	April 30, 2016	0.002733	120,402	71,051	191,453
May 20, 2016	May 31, 2016	0.002733	137,203	80,646	217,849
June 20, 2016	June 30, 2016	0.002733	164,498	96,964	261,462
July 20, 2016	July 31, 2016	0.002733	186,208	112,114	298,322
August 20, 2016	August 31, 2016	0.002733	201,876	116,537	318,413
September 20, 2016	September 30, 2016	0.002733	209,254	116,629	325,883
			$1,563,738	$910,904	$2,474,642
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
Issuer Purchases of Equity Securities
None.
Item 6. Selected Financial Data.
The selected financial and other data below should be read in conjunction with our “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto. Financial information is presented for the fiscal years ended September 30, 2017, 2016, 2015 and 2014 which have been derived from our audited financial statements.

	Years Ended September 30,
	2017	2016	2015	2014
Statement of operations data:
Total investment income	$5,257,725	$3,016,699	$66,822	$—
Base management fees	1,202,568	552,011	30,058	—
Incentive fees on capital gains (1)	90,459	27,928	—	—
All other expenses	4,070,709	5,469,315	1,720,870	32,676
Total operating expenses	5,363,736	6,049,254	1,750,928	32,676
Less: Expense reimbursement from Adviser	—	(576,755)	(1,690,300)	—
Less: Reduction of offering costs	(944,248)	—	—	—
Net operating expenses	4,419,488	5,472,499	60,628	32,676
Net investment income (loss)	838,237	(2,455,800)	6,194	(32,676)
Net change in unrealized appreciation on investments and obligations under participation agreements	444,687	139,640	—	—
Net increase (decrease) in net assets resulting from operations	$1,282,924	$(2,316,160)	$6,194	$(32,676)
Per share data (2):
Net asset value	$10.00	$10.06	$10.97	N/A
Net investment income (loss)	$0.15	$(0.99)	$0.01	N/A
Net increase (decrease) in net assets resulting from operations	$0.23	$(0.93)	$0.01	N/A
Distributions declared	$0.90	$1.00	$0.27	N/A
Balance sheet data at period end:
Investments, at fair value	$23,675,007	$26,723,922	$—	$—
Investments through participation, at fair value	22,121,382	2,022,814	2,000,000	—
Cash and cash equivalents	32,176,500	31,634,296	8,248,797	125,000
Cash, restricted	1,547,407	836,434	—	—
Other assets	546,977	914,757	1,090,355	573,193
Total assets	80,067,273	62,132,223	11,339,152	698,193
Obligations under participation agreements, at fair value	1,820,502	14,560,606	—	—
Transaction charge payable (3)	—	2,191,734	—	—
Due to Adviser, net	707,927	1,498,808	608,423	—
Interest reserve and other deposits held on investments	1,547,407	836,434	—	—
Other liabilities	657,144	569,893	569,657	605,869
Total liabilities	4,732,980	19,657,475	1,178,080	605,869
Total net assets	$75,334,293	$42,474,748	$10,161,072	$92,324

	Years Ended September 30,
	2017	2016	2015	2014
Weighted average annualized effective yield at year end (4)	12.39%	13.27%	12.00%	N/A
Number of investments at year end	10	5	1	N/A
Purchases of investments for the year	$44,777,167	$26,299,670	$2,000,000	N/A
Proceeds from obligations under participation agreements for the year	$—	$14,300,000	$—	N/A
Principal payments and sales of investments for the year	$28,508,960	$—	$—	N/A
Repayments of obligations under participation agreements for the year	$12,863,770	$—	$—	N/A
_______________

(1)
Incentive fees on capital gains are based on 20% of net unrealized capital gains of $444,687 and $139,640 for the years ended September 30, 2017 and 2016, respectively. No incentive fees on capital gains are actually payable by us with respect to unrealized gains unless and until those gains are actually realized.

(2)
Per share data is only presented for periods subsequent to June 24, 2015, the date the Minimum Offering Requirement was met. The per share data for the year ended September 30, 2015 is based on shares outstanding from June 24, 2015 through September 30, 2015.

(3)
On September 30, 2017, we adopted the servicing plan and the second amended dealer manager agreement, which revised the terms of the servicing fee (which was previously referred to as a transaction charge). Pursuant to the servicing plan, Terra Capital Markets receives a servicing fee at an annual rate of 1.125% of the most recently published NAV per share of our common stock, excluding shares sold through the DRIP, in exchange for providing certain administrative support services. The servicing fee will be recorded as expense on the statements of operations in the period in which it incurred. In connection with the adoptions of the servicing plan and the second amended dealer manager agreement, we reduced the previously recorded transaction charges by $3.2 million, as reflected on the statements of changes in net assets. As of September 30, 2017, there was no transaction charge payable outstanding and we have not recorded any servicing fee.

(4)	The weighted average annualized effective yield at period end is based upon the par value of our debt investments.
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
Also, we have agreed to pay selling commissions, broker-dealer fees, a dealer manager fee and servicing fees, and to reimburse Terra Income Advisors for our organization and offering expenses up to a maximum amount equal to 1.5% of the gross proceeds from the Offering. Terra Income Advisors will bear all organization and offering expenses in excess of this amount.
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
The level of our investment activity depends on many factors, including the amount of debt and equity capital available to prospective borrowers, the level of refinancing activity for such companies, the availability of credit to finance transactions, the general economic environment and the competitive environment for the types of investments we make. The timing of investing the proceeds from our Offering depends on the availability of investment opportunities that are consistent with our investment objective and strategies and restrictions imposed by the RIC diversification requirements. Any distributions we make prior to the time that all capital raised has been deployed may be substantially lower than the distributions that we expect to pay when our portfolio is fully invested.
Our management is not aware of any material trends or uncertainties, favorable or unfavorable, which may reasonably be anticipated to have a material impact on the capital resources and the revenue or income to be derived from our assets.
Revenues
We generate revenue primarily in the form of interest on the debt securities that we hold. We make debt investments that bear interest at fixed and floating rates. Interest on debt securities is generally payable monthly. The principal amount of the debt securities and any accrued but unpaid interest generally become due at the maturity date. In addition, we may generate revenue in the form of exit fees payable upon repayment of the loans we hold, origination fees for loans we originate, commitment and other fees in connection with transactions, all of which are recorded as interest income. As prepayment(s), partial or full, occurs on an investment, prepayment income is recognized. Preferred returns earned on any preferred equity investments, if any, is recognized on an accrual basis to the extent that we expect to collect such amounts.
Expenses
Our primary operating expenses include interest expense from obligations under participation agreements, professional fees, marketing expenses, payment of adviser fees and reimbursement of expenses to Terra Income Advisors and other expenses necessary for our operations. We bear other expenses, which include, among other things:

•	corporate, organizational and offering expenses relating to offerings of our common stock, subject to limitations included in the Investment Advisory Agreement;

•	the cost of calculating our NAV, including the related fees and cost of any third-party valuation services;

•	the cost of effecting sales and repurchases of shares of our common stock and other securities;

•	fees payable to third parties relating to, or associated with, monitoring our financial and legal affairs;

•	making investments and valuing investments, including fees and expenses associated with performing due diligence reviews of prospective investments;

•	interest payable on debt, if any, incurred to finance our investments;

•	transfer agent and custodial fees;

•	fees and expenses associated with marketing efforts;

•	servicing fees;

•	federal and state registration fees;

•	federal, state and local taxes;

•	independent directors’ fees and expenses, including travel expenses;

•	costs of director and stockholder meetings, proxy statements, stockholders’ reports and notices;

•	costs of fidelity bonds, directors and officers/errors and omissions liability insurance and other insurance premiums;

•	direct costs, including those relating to printing of stockholder reports and advertising or sales materials, mailing and long distance telephone expenses;

•	fees and expenses associated with independent audits and outside legal costs, including compliance with the Sarbanes-Oxley Act of 2002, the 1940 Act and applicable federal and state securities laws;

•	costs associated with our chief compliance officer;

•	brokerage commissions for our investments; and

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

	September 30, 2017
	Gross Investments		Transfers Treated as Obligations Under Participation Agreements		Net Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair value
OHM Atlanta Owner, LLC	$9,955,647	$10,091,628	$—	$—	$9,955,647	$10,091,628
140 Schermerhorn Street Mezz, LLC	7,468,766	7,565,359	—	—	7,468,766	7,565,359
KOP Hotel XXXI Mezz, LP.	5,786,133	5,866,063	1,795,696	1,820,502	3,990,437	4,045,561
YIP Santa Maria, LLC	4,481,473	4,538,492	—	—	4,481,473	4,538,492
Residential X Mezz Concord, LLC and Center Associates Mezz, LLC	4,175,118	4,315,751	—	—	4,175,118	4,315,751
GAHC3 Lakeview IN Medical Plaza, LLC	3,417,207	3,428,041	—	—	3,417,207	3,428,041
Dwight Mezz II, LLC	3,000,000	3,000,000	—	—	3,000,000	3,000,000
NB Factory JV, LLC	2,445,056	2,445,056	—	—	2,445,056	2,445,056
Hertz Clinton One Mezzanine, LLC	2,437,857	2,526,660	—	—	2,437,857	2,526,660
TSG-Parcel 1, LLC	2,020,000	2,019,339	—	—	2,020,000	2,019,339
	$45,187,257	$45,796,389	$1,795,696	$1,820,502	$43,391,561	$43,975,887

	September 30, 2016
	Gross Investments		Transfers Treated as Obligations Under Participation Agreements		Net Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
QPT 24th Street Mezz, LLC	$15,250,567	$15,250,567	$12,708,034	$12,708,034	$2,542,533	$2,542,533
KOP Hotel XXXI Mezz, LP.	5,800,000	5,969,398	1,800,000	1,852,572	4,000,000	4,116,826
GAHC3 Lakeview IN Medical Plaza, LLC	3,074,671	3,074,671	—	—	3,074,671	3,074,671
Hertz Clinton One Mezzanine, LLC	2,429,286	2,429,286	—	—	2,429,286	2,429,286
TSG-Parcel 1, LLC	2,000,000	2,022,814	—	—	2,000,000	2,022,814
	$28,554,524	$28,746,736	$14,508,034	$14,560,606	$14,046,490	$14,186,130

	Years Ended September 30,
	2017		2016		2015 (1)
	Weighted Average Principal Amount	Weighted Average Coupon Rate	Weighted Average Principal Amount	Weighted Average Coupon Rate	Weighted Average Principal Amount	Weighted Average Coupon Rate
Gross investments	$46,172,594	13.1%	$20,917,528	13.4%	$1,714,286	12.0%
Obligations under participation agreements	(11,834,247)	13.8%	(11,272,951)	13.8%	—	—
Mortgage loan payable (2)	(465,753)	5.8%	—	—	—	—
Net investments	$33,872,594	12.9%(3)	$9,644,577	12.8%(3)	$1,714,286	12.0%(3)
_______________

(1)	Represents the period from June 24, 2015 (date the Minimum Offering Requirement was met) through September 30, 2015.

(2)	The mortgage loan payable was repaid prior to September 30, 2017.

(3)
Represents net interest income over the period calculated using the weighted average coupon rate and weighted average principal amount shown on the table (interest income on the investments less interest expense) divided by the weighted average principal amount of the net investments during the period.

Portfolio Investment Activity
For the year ended September 30, 2017, we invested $44.8 million in new loans and had $28.5 million of repayments, resulting in net gross investments of $16.3 million.
Additionally, for the three months ended June 30, 2017, we suspended interest income accrual of $0.7 million on a senior loan and a mezzanine loan, and wrote off $0.5 million of past due interest receivables and $0.3 million of exit fee accruals because recovery of such income and fee was doubtful. As a result, we suspended interest expense accrual of $0.5 million on the mezzanine loan on which we had a participation liability, and wrote off $0.4 million of interest payable and $0.1 million of exit fee accruals. In July 2017, the principal balances of these two loans and the obligations under participation agreement were repaid in full.
For the year ended September 30, 2016, we invested $26.3 million in new loans and had no exits or repayments, resulting in a net gross investment of $26.3 million.
For the year ended September 30, 2015, we made a $2.0 million investment through a participation interest in a portfolio company and had no exits or repayments, resulting in a net gross investment of $2.0 million.
Our portfolio composition, based on fair value at September 30, 2017 and 2016, was as follows:

	September 30, 2017		September 30, 2016
	Percentage of Total Portfolio	Weighted Average Yield (1)	Percentage of Total Portfolio	Weighted Average Yield (1)
Loans	51.7%	12.4%	93.0%	13.4%
Loans through participation interest	48.3%	12.3%	7.0%	12.0%
Total	100.0%	12.4%	100.0%	13.3%
_______________

(1)	Based upon the principal value of our debt investments.
The following table shows the portfolio composition by property type grouping based on fair value at September 30, 2017 and 2016:

	September 30, 2017		September 30, 2016
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Hotel	$17,969,914	39.2%	$5,969,398	20.8%
Land	12,110,967	26.5%	17,273,381	60.1%
Office	5,954,701	13.0%	5,503,957	19.1%
Student housing	5,445,056	11.9%	—	—%
Multifamily	4,315,751	9.4%	—	—%
Total	$45,796,389	100.0%	$28,746,736	100.0%
The following table presents the fair value measurements at September 30, 2017 and 2016:

	September 30, 2017		September 30, 2016
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Loans	$23,675,007	51.7%	$26,723,922	93.0%
Loans through participation interest	22,121,382	48.3%	2,022,814	7.0%
Total	$45,796,389	100.0%	$28,746,736	100.0%
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

Certain partial loan sales do not qualify for sale accounting under Accounting Standard Codification (“ASC”) Topic 860 Transfers and Servicing (“ASC Topic 860”) because these sales do not meet the definition of a “participating interest,” as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain as an investment on the accompanying statements of assets and liabilities and the portion transferred is recorded as obligations under participation agreements in the liabilities section of the statements of assets and liabilities.
As of September 30, 2017 and 2016, obligations under participation agreements at fair value totaled $1.8 million and $14.6 million, respectively, and the fair value of the loans that are associated with these obligations under participation agreements was $5.9 million and $21.2 million, respectively. For the year ended September 30, 2017, we made $12.9 million of repayments on obligations under participation agreements, including PIK interest of $0.4 million. For the year ended September 30, 2016, there were no repayments on obligations under participation agreements. The weighted average interest rate on our obligations under participation agreements was approximately 13.0% and 13.9% as of September 30, 2017 and 2016, respectively.
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
Operating results for the years ended September 30, 2017, 2016 and 2015 were as follows:

	Years Ended September 30,
	2017	2016	Change	2016	2015	Change
Total investment income	$5,257,725	$3,016,699	$2,241,026	$3,016,699	$66,822	$2,949,877
Total operating expenses	5,363,736	6,049,254	(685,518)	6,049,254	1,750,928	4,298,326
Less: Expense reimbursement from Adviser	—	(576,755)	576,755	(576,755)	(1,690,300)	1,113,545
Less: Reduction of offering costs	(944,248)	—	(944,248)	—	—	—
Net operating expenses	4,419,488	5,472,499	(1,053,011)	5,472,499	60,628	5,411,871
Net investment income (loss)	838,237	(2,455,800)	3,294,037	(2,455,800)	6,194	(2,461,994)
Net change in unrealized appreciation on investments	416,920	192,212	224,708	192,212	—	192,212
Net change in unrealized appreciation on obligations under participation agreements	27,767	(52,572)	80,339	(52,572)	—	(52,572)
Net increase (decrease) in net assets resulting from operations	$1,282,924	$(2,316,160)	$3,599,084	$(2,316,160)	$6,194	$(2,322,354)
Investment Income
The composition of our investment income for the years ended September 30, 2017, 2016 and 2015 were as follows:

	Years Ended September 30,
	2017	2016	Change	2016	2015	Change
Interest income	$4,916,169	$3,003,645	$1,912,524	$3,003,645	$65,341	$2,938,304
Prepayment fee income	63,960	—	63,960	—	—	—
Other fee income	277,596	13,054	264,542	13,054	1,481	11,573
Total investment income	$5,257,725	$3,016,699	$2,241,026	$3,016,699	$66,822	$2,949,877
Interest Income
2017 vs. 2016 — For the year ended September 30, 2017 as compared to the same period in 2016, interest income increased by $1.9 million, primarily due to an increase in contractual interest income of $1.7 million, net of the non-collection of $1.2 million of interest income on two loans whose principal amounts were repaid in full in July 2017, and an increase in net amortization of origination fee, exit fee and purchase premium and discount of $0.3 million. The increase in contractual interest income was primarily due to a higher weighted average principal balance partially offset by a lower weighted average coupon rate on our investment portfolio. The decrease in weighted average coupon rate on our investment portfolio was due to a higher volume of investments in senior loans and subordinated loans with lower coupon rates in 2017 as compared to 2016.

2016 vs. 2015 — For the year ended September 30, 2016 as compared to the same period in 2015, total investment income increased by $2.9 million, primarily due to higher weighted average principal balance as well as higher weighted average coupon rate on our investment portfolio.
Prepayment Fee Income
Prepayment fee income represents prepayment fees charged to borrowers for the early repayment of loans.
2017 — For the year ended September 30, 2017, we received a prepayment fee of $0.1 million from the early repayment of a loan.
2016 — For the year ended September 30, 2016, we did not receive any prepayment fee income.
2015 — For the year ended September 30, 2015, we did not receive any prepayment fee income.
Other Fee Income
2017 vs. 2016 — For the year ended September 30, 2017 as compared to the same period in 2016, other fee income increased by $0.3 million, primarily due to a $0.2 million standby fee received from a borrower as compensation for the delay in closing the investment.
2016 vs. 2015 — For the year ended September 30, 2016 as compared to the same period in 2015, other fee income was substantially the same.
Operating Expenses
The composition of our operating expenses for the years ended September 30, 2017, 2016 and 2015 were as follows:

	Years Ended September 30,
	2017	2016	Change	2016	2015	Change
Base management fees	$1,202,568	$552,011	$650,557	$552,011	$30,058	$521,953
Incentive fees on capital gains	90,459	27,928	62,531	27,928	—	27,928
Operating expense reimbursement to Adviser	530,619	318,550	212,069	318,550	17,753	300,797
Professional fees	1,071,089	981,038	90,051	981,038	378,192	602,846
Interest expense from obligations under participation agreements	838,860	1,598,976	(760,116)	1,598,976	—	1,598,976
Marketing expenses	777,058	876,877	(99,819)	876,877	596,865	280,012
Amortization of deferred offering costs	375,748	1,312,811	(937,063)	1,312,811	383,182	929,629
Insurance expense	213,870	219,715	(5,845)	219,715	127,630	92,085
General and administrative expenses	114,491	38,223	76,268	38,223	12,534	25,689
Directors’ fees	113,000	123,125	(10,125)	123,125	74,250	48,875
Interest expense on mortgage loan payable	35,974	—	35,974	—	—	—
Organization expenses	—	—	—	—	130,464	(130,464)
Total operating expenses	5,363,736	6,049,254	(685,518)	6,049,254	1,750,928	4,298,326
Less: Expense reimbursement from Adviser	—	(576,755)	576,755	(576,755)	(1,690,300)	1,113,545
Less: Reduction of offering costs	(944,248)	—	(944,248)	—	—	—
Net operating expenses	$4,419,488	$5,472,499	$(1,053,011)	$5,472,499	$60,628	$5,411,871
For the year ended September 30, 2017 as compared to the same period in 2016, total operating expenses decreased by $0.7 million. For the year ended September 30, 2016 as compared to the same period in 2015, total operating expenses increased by$4.3 million. The reasons for the changes are stated below.

Base Management Fee
Under the Investment Advisory Agreement, we pay Terra Income Advisors a base management fee, which is calculated at an annual rate of 2.0% of our average gross assets.
2017 vs. 2016 — For the year ended September 30, 2017 as compared to the same period in 2016, base management fee increased by $0.7 million due to an increase in our gross assets. We expect our gross assets to continue to increase as we continue to raise funds in our Offering.
2016 vs. 2015 — For the year ended September 30, 2016 as compared to the same period in 2015, base management fee increased by $0.5 million due to an increase in our gross assets.
Operating Expense Reimbursement to Adviser
Under the Investment Advisory Agreement, we reimburse Terra Income Advisors for operating expenses incurred in connection with administrative services provided to us, including compensation to administrative personnel.
2017 vs. 2016 — For the year ended September 30, 2017 as compared to the same period in 2016, operating expense reimbursed to Terra Income Advisors increased by $0.2 million, primarily due to an increase in allocable costs from Terra Income Advisors, primarily related to compensation expense paid to Terra Income Advisors’ employees, as well as an increase in gross proceeds from the Offering, which was the basis for the costs allocated to us by Terra Income Advisors.
2016 vs. 2015 — For the year ended September 30, 2016 as compared to the same period in 2015, operating expense reimbursed to Terra Income Advisors increased by $0.3 million, primarily due to an increase in allocable costs, primarily related to compensation expense, as well as an increase in gross proceeds from the Offering, which was the basis for the costs allocated to us by Terra Income Advisors.
Professional Fees
2017 vs. 2016 — For the year ended September 30, 2017 as compared to the same period in 2016, professional fees were substantially the same. The increase in accounting fees due to the growth of our investment portfolio was substantially offset by a decrease in legal fees resulting from fees incurred in connection with the application for exemptive relief from the SEC for the year ended September 30, 2016.
2016 vs. 2015 — For the year ended September 30, 2016 as compared to the same period in 2015, professional fees increased by $0.6 million reflecting a full year of expense recognized for the year ended September 30, 2016 compared to six months of expense recognized for the period from June 24, 2015 (date the Minimum Offering Requirement was met) through
September 30, 2015. Additionally, professional fees for the year ended September 30, 2016 increased as a result additional legal fees incurred in connection with the application for exemptive relief from the SEC.
Interest Expense from Obligations under Participation Agreements
2017 vs. 2016 — For the year ended September 30, 2017 as compared to the same period in 2016, interest expense from obligations under participation agreements decreased by $0.8 million, primarily due to the non-payment of $0.9 million of interest expense on a loan on which we had a participation liability because we did not receive the related interest income payment from the borrower to make the interest expense payment. The loan was repaid in July 2017, at which time we repaid the obligation under participation agreement in full.
2016 vs. 2015 — For the year ended September 30, 2016, interest expense from obligations under participation agreements was $1.6 million, related to two loans which we transferred a portion of the loans to affiliates via participation agreements during the period. For the year ended September 30, 2015, there was no interest expense from obligations under participation agreements because we did not have any obligations under participation agreements during the period.
Amortization of Offering Costs
All offering costs incurred during the offering period are recorded as deferred charge and amortized over twelve months from the date the cost is incurred, with the exception of those costs that were incurred prior to the commencement of operations on June 24, 2015, which were amortized over a 12-month period from that date forward.
2017 vs. 2016 — For the year ended September 30, 2017 as compared to the same period in 2016, amortization of offering costs decreased by $0.9 million, primarily due to the offering costs incurred prior to the commencement of operations having been fully amortized on June 30, 2016.
2016 vs. 2015 — For the year ended September 30, 2016 as compared to the same period in 2015, amortization of offering costs increased by $0.9 million, primarily due to the amortization of offering costs incurred prior to the commencement of operations on June 24, 2015 as well as additional offering costs incurred in connection with our Offering.

Expense Reimbursement from Adviser
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
2017 — For the year ended September 30, 2017, there were no expenses reimbursed by Terra Income Advisors.
2016 — For the year ended September 30, 2016, we recognized expense reimbursements made by Terra Income Advisors of $0.6 million, which are included in the statements of operations.
2015 — For the year ended September 30, 2015, we recognized expense reimbursements made by Terra Income Advisors of $1.7 million, which are included in the statements of operations.
Reduction of Offering Costs
2017 — Subsequent to March 31, 2017 and in response to the general trend in capital raising for non-traded direct participation programs, we determined that it is highly unlikely that we will raise capital in an amount sufficient for all cumulative offering costs incurred by Terra Income Advisors to be reimbursed. Accordingly, we reduced the estimated amount payable to Terra Income Advisors for cumulative organization and offering costs incurred and reversed the amortization of offering costs previously recognized by $0.9 million for the year ended September 30, 2017.
2016 — For the year ended September 30, 2016, we did not record any reduction of offering costs.
2015 — For the year ended September 30, 2015, we did not record any reduction of offering costs.
Net Change in Unrealized Appreciation on Investments and Obligations under Participation Agreements
Net change in unrealized appreciation on investments and obligations under participation agreements reflects the change in our portfolio investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses, when gains or losses are realized. Valuation of our portfolio investments and obligations under participation agreements fluctuates over time, reflecting changes in the market yields for loans and debt investments, and any associated premium or discount and origination or exit fee will be amortized down or accreted up to par value as each investment approaches maturity.
2017 vs. 2016 — For the year ended September 30, 2017 as compared to the same period in 2016, net change in unrealized appreciation on investments increased by $0.2 million, and net change in unrealized appreciation on obligations under participation agreements decreased by $0.1 million, reflecting a decrease in the fair value of two loans which were settled at par.
2016 vs. 2015 — For the year ended September 30, 2016, net change in unrealized appreciation on investments was $0.2 million, and net change in unrealized appreciation on obligations under participation agreements was $0.1 million. For the year ended September 30, 2015, there was no net change in unrealized appreciation investments and obligations under participation agreements as the only investment held by us was acquired close to year-end.

Net Increase (Decrease) in Net Assets Resulting from Operations
2017 — For the year ended September 30, 2017, we recorded a net increase in net assets resulting from operations of $1.3 million. Based on the weighted average shares of common stock outstanding, our per share net increase in net assets resulting from operations was $0.23.
2016 — For the year ended September 30, 2016, we recorded a net decrease in net assets resulting from operations of $2.3 million. Based on the weighted average shares of common stock outstanding, our per share net decrease in net assets resulting from operations was $0.93.
2015 — For the year ended September 30, 2015, we recorded a net increase in net assets resulting from operations of $0.01 million. Based on the weighted average shares of common stock outstanding, our per share net increase in net assets resulting from operations was $0.01.
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

Cash Flows for the Year Ended September 30, 2017
Operating Activities — For the year ended September 30, 2017, net cash used in operating activities was $28.9 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, repayments and sales of portfolio investments, among other factors. Cash flows used in operating activities for the year ended September 30, 2017 were primarily purchases of investments totaling $44.8 million, partially offset by repayments of investments of $28.5 million. Additionally, we made $12.9 million of repayments on obligations under participation agreements for the year ended September 30, 2017.
Financing Activities — For the year ended September 30, 2017, net cash provided by financing activities was $29.5 million, primarily related to proceeds from the issuance of common stock of $35.1 million, partially offset by payments of selling commissions and dealer manager fees of $2.2 million and distributions paid to stockholders of $3.4 million. We also received proceeds of $3.3 million from a mortgage financing which we repaid in June 2017.
Cash Flows for the Year Ended September 30, 2016
Operating Activities — For the year ended September 30, 2016, net cash used in operating activities was $13.4 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and sales of portfolio investments, among other factors. Cash flows used in operating activities for the year ended September 30, 2016 were primarily purchases of investments totaling $26.3 million, partially offset by net proceeds from obligations under participation agreements of $14.3 million.
Financing Activities — Net cash provided by financing activities was $36.8 million for the year ended September 30, 2016, primarily related to proceeds from the issuance of common stock of $39.9 million and reimbursement of $1.3 million from Terra Capital Markets for commissions and dealer manager fees we paid related to shares sold prior to February 20, 2016 (see “Contractual Obligations” below), partially offset by payments of selling commissions, dealer manager fees and transaction charges of $2.8 million and distributions paid to stockholders of $1.6 million.
Cash Flows for the Year Ended September 30, 2015
Operating Activities — For the year ended September 30, 2015, net cash used in operating activities was $2.0 million, primarily due to a purchase of an investment for $2.0 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and sales of portfolio investments, among other factors.
Financing Activities — Cash flows provided by financing activities was $10.1 million for the year ended September 30, 2015, primarily related to proceeds from issuance of common stock of $11.2 million, partially offset by payments of selling commissions and dealer manager fees of $0.9 million and distributions paid to stockholders of $0.1 million.
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
Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the statements of operations. For the years ended September 30, 2017, 2016 and 2015, we did not incur any interest or penalties.
Contractual Obligations
We have entered into certain contracts under which we have material future commitments. On April 20, 2015, we entered into the Investment Advisory Agreement with Terra Income Advisors in accordance with the 1940 Act. The Investment Advisory Agreement became effective on June 24, 2015, the date that we met the Minimum Offering Requirement. Terra Income Advisors serves as our investment adviser in accordance with the terms of the Investment Advisory Agreement. Payments under the Investment Advisory Agreement in each reporting period consist of (i) a base management fee equal to a percentage of the value of our average gross assets and (ii) an incentive fee based on our performance. Terra Income Advisors is also reimbursed for allocated administrative expenses incurred on our behalf. For the years ended September 30, 2017 and 2016, and for the period from our commencement of operations on June 24, 2015 through September 30, 2015, we incurred $1.2 million, $0.6 million, and $0.03 million in base management fee under the Investment Advisory Agreement, respectively. For the years ended September 30, 2017 and 2016, we accrued incentive fees on capital gains of $0.1 million and $0.03 million, respectively, based on net unrealized capital gains of $0.4 million and $0.1 million, respectively. No incentive fees on capital gains are actually payable by us with respect to unrealized gains unless and until those gains are actually realized. There were no such fees for the year ended September 30, 2015. For the years ended September 30, 2017 and 2016, and for the period from our commencement of operations on June 24, 2015 through September 30, 2015, we incurred $0.5 million, $0.3 million and $0.02 million in allocated administrative expenses reimbursable to Terra Income Advisors, respectively.
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
On April 27, 2016, we adopted an amended and restated dealer manager agreement (the “Amended Dealer Manager Agreement”). Under the terms of the Amended Dealer Manager Agreement, Terra Capital Markets receives selling commissions, dealer manager fees and broker-dealer fees of 3.0%, 1.5% and up to 1.0%, respectively, of gross proceeds from the Offering, all or a portion of which may be re-allowed to selected broker-dealers for marketing and expenses. In addition, Terra Capital Markets received a transaction charge at an annual rate of 1.125% of gross offering proceeds, excluding shares sold through the distribution reinvestment plan, all or a portion of which may be re-allowed to selected broker-dealers for services performed in connection with the distribution of our shares. The transaction charge was payable annually with respect to each share sold in the primary offering on the first, second, third, and fourth anniversaries of the month of purchase. In connection with the adoption of the Amended Dealer Manager Agreement, Terra Capital Markets reimbursed us $1.3 million for selling commissions and dealer manager fees we paid related to the shares sold on and prior to February 20, 2016, the last stockholder admittance date prior to the adoption of the Amended Dealer Manager Agreement. The reimbursement amount would be paid back to Terra Capital Markets on the first, second, third and fourth anniversaries of the months of purchase.
On September 30, 2017, we adopted the servicing plan (the “Servicing Plan”) and the second amended dealer manager agreement (the “Second Amended Dealer Manager Agreement”), which revised the terms of the servicing fee (which was previously referred to as a transaction charge). Pursuant to the Servicing Plan, Terra Capital Markets receives a servicing fee at an annual rate of 1.125% of the most recently published net asset value per share of our common stock, excluding shares sold through the DRIP, in exchange for providing certain administrative support services. With respect to each share sold, the servicing fee will be payable annually on the anniversary of the applicable month of purchase. Terra Capital Markets, in its discretion, may re-allow a portion of such servicing fee to participating dealers for performing certain administrative support services. The Servicing Plan will remain in effect for so long as such continuance is approved quarterly by the Board, including a majority of our directors who are not “interested persons” as defined in the 1940 Act and who have no direct or indirect financial interest in the operation of the Servicing Plan or in any agreements entered into in connection therewith. In addition, the Boards will review all payments made pursuant to the Servicing Plan at least quarterly. We will no longer incur the annual servicing fee upon the earlier of (i) the aggregate underwriting compensation from all sources, including selling commissions, dealer manager fees, broker-dealer fees, and servicing fees would exceed 10% of the gross proceeds in the Offering, (ii) with respect to a specific share, the date that such share is redeemed or is no longer outstanding, and (iii) the date, if any, upon which a liquidity event occurs. In connection with the adoptions of the Servicing Plan and the Second Amended Dealer Manager Agreement, we reduced the previously recorded transaction charges by $3.2 million.
For the years ended September 30, 2017, 2016 and 2015, we incurred $3.3 million, $3.6 million and $1.0 million of broker-dealer commissions and fees, respectively, and, of this amount, $2.3 million, $2.5 million, and $0.7 million were re-allowed to selected broker-dealers, respectively.
Certain of our loans provide for commitment to fund the borrower at a future date. As of September 30, 2017, we had two loans with total funding commitments of $12.3 million, of which we funded $7.7 million. We expect the remaining $4.6 million will be funded in the next fiscal year.
Off-Balance Sheet Arrangements
Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any off-balance sheet financings or liabilities.
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or services. We will adopt this standard on January 1, 2018 using either the retrospective or cumulative effect transition method. We do not expect the adoption of ASU 2014-09 to have a material impact on our financial statements and disclosures.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 outlines a new model for accounting by lessees, whereby their rights and obligations under substantially all leases, existing and new, would be capitalized and recorded on the balance sheet. For lessors, however, the accounting remains largely unchanged from the current model, with the distinction between operating and financing leases retained, but updated to align with certain changes to the lessee model and the new revenue recognition standard. The new standard also replaces existing sale-leaseback guidance with a new model applicable to both lessees and lessors. Additionally, the new standard requires extensive quantitative and qualitative disclosures. ASU 2016-02 is effective for U.S. GAAP public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application will be permitted for all entities. The new standard must be adopted using a modified retrospective transition of the new guidance and provides for certain practical expedients. Transition will require application of the new model at the beginning of the earliest comparative period presented. This ASU is not expected to have any impact on our financial statements as we do not have any lease arrangements.
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
In October 2016, the SEC adopted new rules and amended rules (together, “Final Rules”) intended to modernize the reporting and disclosure of information by registered investment companies. In part, the Final Rules amend Regulation S-X and require standardized, enhanced disclosure about derivatives in investment company financial statements, as well as other amendments. We adopted the Final Rules on August 1, 2017. The adoption did not have a material impact on our financial statements and disclosures.
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
As of September 30, 2017, we had one investment with a principal balance of $3.4 million that provides for interest income indexed to London Interbank Offered Rate (“LIBOR”). A decrease or increase of 1% in LIBOR would decrease or increase, respectively, our annual interest income by $0.03 million.
We may hedge against interest rate and currency exchange rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts, subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. During the years ended September 30, 2017, 2016 and 2015, we did not engage in interest rate hedging activities.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
Changes in Internal Control Over Financial Reporting
During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate governance.
Set forth below is information concerning our directors and executive officers.
Board of Directors and Executive Officers
Our Board consists of five members, three of whom are not “interested persons” with respect to us or Terra Income Advisors as defined in Section 2(a)(19) of the 1940 Act. We refer to these individuals as our independent directors. Members of the Board will be elected annually at our annual meeting of stockholders. We are prohibited from making loans or extending credit, directly or indirectly, to our directors or executive officers under Section 402 of the Sarbanes‑Oxley Act.
Through its direct oversight role, and indirectly through its committees, the Board performs a risk oversight function for us consisting of, among other things, the following activities: (i) at regular and special Board meetings, and on an ad hoc basis, receiving and reviewing reports related to our performance and operations; (ii) reviewing and approving, as applicable, our compliance policies and procedures; (iii) meeting with the portfolio management team to review investment strategies, techniques and the processes used to manage related risks; (iv) meeting with, or reviewing reports prepared by, the representatives of key service providers, including our investment adviser, administrator, distributor, transfer agent, custodian and independent registered public accounting firm, to review and discuss our activities and to provide direction with respect thereto; (v) engaging the services of our chief compliance officer to test our compliance procedures and our service providers; and (vi) on a quarterly basis, approving the continuance of the Servicing Plan and the payments of service fees thereunder. Mr. Mildé, who is not an independent director, serves as Chairman of the Board. The Board feels that Mr. Mildé is the director with the most knowledge of our business strategy and is best situated to serve as Chairman of the Board. Our charter, as well as regulations governing BDCs generally, requires that a majority of the Board be independent directors. The Board does not currently have a lead independent director. The Board, after considering various factors, has concluded that this structure is appropriate given our current size and complexity.
Directors
Information regarding the Board is set forth below. We have divided the directors into two groups: interested directors and independent directors. The address for each director is c/o Terra Income Fund 6, Inc., 805 Third Avenue, 8th Floor, New York, NY 10022.

NAME	AGE	DIRECTOR SINCE	EXPIRATION OF TERM
Interested Directors
Simon J. Mildé	72	2013	2019
Bruce D. Batkin	65	2013	2020
Independent Directors
Jeffrey M. Altman	45	2016	2019
Michael L. Evans	66	2015	2018
Robert E. Marks	66	2015	2020
Interested Directors
Simon J. Mildé has served as Chairman of the Board and Chairman of the board of managers of Terra Income Advisors since May 2013. He has also served as the Chairman of each of Terra Capital Advisors, Terra Capital Advisors 2 and Terra Income Advisors 2, LLC (“Terra Income Advisors 2”), since April 2009, September 2012 and October 2016, respectively. Mr. Mildé co-founded Terra Capital Partners and has served as the Chairman of its board of directors since its formation in 2001 and its commencement of operations in 2002, and also serves as the Chairman of each of Terra Secured Income Fund (“TSIF”), Terra Secured Income Fund 2 (“TSIF 2”), Terra Secured Income Fund 3 (“TSIF 3”), Terra Secured Income Fund 4 (“TSIF 4”), TSIF 5, Terra Secured Income Fund 5 International (“Terra International”), Terra Income Fund International (“TIFI”), TSIF 7, TPT and TPT 2, since July 2009, May 2011, January 2012, September 2012, August 2013, June 2014, October 2016, October 2016, January 2016 and September 2016, respectively. He has over 40 years’ experience in global real estate finance, investment and management. Prior to founding Terra Capital Partners, Mr. Mildé was founder, CEO and Chairman of Jones Lang Wootton North America (formerly Jones Lang LaSalle Incorporated and now JLL), the second‑largest commercial real estate broker in the world, from 1977 to 1994. He was also one of the founders of JLW Realty Advisors, which has grown into a $50 billion global real estate investment management business. Today, its successor company ranks as one of the largest real estate investment managers in the world. Mr. Mildé has also served as the Chairman and CEO of The Greenwich Group International, a global real estate investment banking firm, and Capital District Properties, a commercial real estate development and investment company since 1995 and 2004, respectively. He was a former member of the Royal Institution of Chartered Surveyors and was a former Governor of the Real

Estate Board of New York and former member of the Advisory Board of the Real Estate Institute of New York University. Mr. Mildé attended Regent Street Tech College in London, England and the Royal Institution of Chartered Surveyors in England.
Bruce D. Batkin has served as one of our directors and our Chief Executive Officer, as well as the Chief Executive Officer of Terra Income Advisors, since May 2013. He has also has served as Chief Executive Officer of each of Terra Capital Advisors, Terra Capital Advisors 2 and Terra Income Advisors 2 since April 2009, September 2012 and October 2016, respectively. Mr. Batkin also has served as President of TSIF since July 2009 and as Chief Executive Officer of TSIF 2, TSIF 3, TSIF 4, TSIF 5, Terra International, TIFI, TSIF 7, TPT and TPT 2 since May 2011, January 2012, September 2012, August 2013, June 2014, October 2016, October 2016, January 2016 and September 2016, respectively. As a co‑founder of Terra Capital Partners, he has served as its President and Chief Executive Officer since its formation in 2001 and its commencement of operations in 2002, managing its real estate debt and equity investment programs. Mr. Batkin has over 35 years’ experience in real estate acquisition, finance, development, management and investment banking. Prior to founding Terra Capital Partners, he held senior management positions at Merrill Lynch & Co. Inc., Donaldson, Lufkin & Jenrette Securities Corporation (now Credit Suisse (USA) Inc.), ABN AMRO Bank N.V. and several private real estate development partnerships. Mr. Batkin has acquired major commercial properties throughout the United States and has acted as managing partner in over $5 billion of real estate investments for domestic and foreign investors. He is a member of the Urban Land Institute, the Real Estate Academic Initiative at Harvard University, the Cornell Real Estate Council and the Committee for Economic Development. He is also a participant in the Yale CEO Summit. Mr. Batkin received a B.Arch. from Cornell University and an M.B.A. from Harvard Business School.
Independent Directors
Jeffrey M. Altman has served as one of our independent directors since April 2016. Since July 2011, Mr. Altman has been the Managing Director of the real estate and lodging investment banking group of Houlihan Lokey, Inc., an investment bank. From December 1998 to May 2011, he served as Vice President and Director of Lazard Fréres & Co. LLC, where he led the firm’s global hospitality and leisure effort. Mr. Altman was an Associate in the Merger and Acquisition Advisory Group of Arthur Andersen LLP from June 1996 to June 1998, where he provided merger, acquisition and divestiture advisory services to clients across a broad array of industries. Mr. Altman has advised on over $100 billion of real estate transactions in his career and is a frequent speaker at real estate and lodging conferences. He is currently a member of the New York Hospitality Council, the National Association of Real Estate Investment Trusts, the International Council of Shopping Centers and the Samuel Zell and Robert Lurie Real Estate Center of the Wharton School of the University of Pennsylvania. Mr. Altman received a B.S., magna cum laude, with a concentration in accounting and finance, and an M.B.A., with a concentration in finance, from the John M. Olin School of Business at Washington University.
Michael L. Evans has served as one of our independent directors since March 2015. Since December 2012, Mr. Evans has been the Managing Director of Newport Board Group, a CEO and board advisory firm. From June 2010 to September 2011, Mr. Evans served as the Interim Country Manager and Advisory Board Member for Concern Worldwide U.S. Inc., a non‑profit humanitarian organization. From January 1977 until June 2010, Mr. Evans was with Ernst & Young, LLP, or Ernst & Young, and served as a partner since 1984. During his nearly 34 years with Ernst & Young, he served as a tax, audit and consulting services partner, specializing in real estate companies and publicly‑traded entities. Mr. Evans currently serves on the Advisory Board of Marcus & Millichap, Inc., the Independent Counsel Board of Prologis Targeted U.S. Logistics Fund and the board of directors of Newport Board Group, CyArk.org and InfinteSmile.org. Mr. Evans is a licensed attorney and a C.P.A. (inactive) in California. He is currently a contributing business writer for Forbes.com and Allbusiness.com. Mr. Evans received a B.S.B. in Accounting from the University of Minnesota, a J.D. from William Mitchell College of Law and an M.B.A. from Golden Gate University.
Robert E. Marks has served as one of our independent directors since March 2015. Since 1994, Mr. Marks has been the President of Marks Ventures, LLC, a private equity investment firm. From 1982 to 1994, he served in the capacities of both Managing Director and Vice President for Carl Marks & Co. Inc., where he was co‑head of the firm’s leveraged buyout investing activity. From 1978 to 1982, he was a corporate finance associate with Dillon, Read & Co. Inc., an investment banking firm. From 1974 to 1976, he worked for the Export‑Import Bank of the United States, performing research and analysis on the economic fundamentals underpinning particular loan proposals. Mr. Marks was Chairman of the Board of Directors of Denny’s Corporation (NASDAQ: DENN) from 2004 through 2006 and is currently a director, the Chair of the Audit and Finance Committee and a member of the Corporate Governance Committee. He is currently the Chair of the Audit Committee and a member of the Corporate Governance Committee of Trans World Entertainment Corporation (NASDAQ: TWMC). Until July 2014, he served as Chairman of the Compensation Committee and Nominating and Corporate Governance Committee for Emeritus Corporation (formerly NYSE: ESC). Mr. Marks also serves on the board of directors of two private companies, Harris Environmental Systems LLC and Pacific Tool Inc., and on the board of trustees for one charitable organization, the Greenwich, Connecticut Public Library. He served on the board of trustees of The International Rescue Committee until February 2015, and is currently an overseer. From 2005 to 2013 Mr. Marks was a member of the Board of Trustees of the Fisher House Foundation. Until January 2015, he also served on the board of trustees of one private club, The Field Club of Greenwich. From 2010 through 2015, Mr. Marks served on the Stanford University Alumni Committee on Trustee Nominations, which is responsible for selecting members to the university’s board of trustees. Mr. Marks received a B.A. and an M.A. in Economics, Phi Beta Kappa and with distinction and departmental honors, from Stanford University in 1974 and an M.B.A. from Harvard Business School in 1978 with a concentration in Finance and General Management.
Executive Officers
The following persons serve as our executive officers in the following capacities:

NAME	AGE	POSITION(S) HELD
Simon J. Mildé	71	Chairman of the Board
Bruce D. Batkin	64	Chief Executive Officer
Stephen H. Hamrick	65	President
Gregory M. Pinkus	53	Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary
Daniel J. Cooperman	43	Chief Originations Officer
Michael S. Cardello	66	Chief Compliance Officer
The address for each executive officer is c/o Terra Income Fund 6, Inc., 805 Third Avenue, 8th Floor, New York, NY 10022.
Executive Officers Who are Directors
For information regarding the business experience of Messrs. Mildé and Batkin, see “- Interested Directors” above.
Executive Officers Who are Not Directors
Stephen H. Hamrick has served as our President since May 2013. He has also served as President of Terra Capital Advisors, Terra Capital Advisors 2 and Terra Income Advisors 2 since January 2011, September 2012 and October 2016, respectively. Mr. Hamrick has also served as President of TSIF 2, TSIF 3, TSIF 4, TSIF 5, Terra International, TIFI, TSIF 7, TPT and TPT 2 since May 2011, January 2012, September 2012, August 2013, June 2014, October 2016, October 2016, January 2016 and September 2016, respectively. Mr. Hamrick has over 35 years’ experience in the investment management business. Prior to joining Terra Capital Partners in January 2011, he served as President of Lightstone Value Plus REIT from 2006 to July 2010. From 2001 to 2006, he held various positions at W.P. Carey & Co., including Chairman of Carey Financial, LLC and Managing Director. From 1988 until 1994, Mr. Hamrick served as National Director of Private Investments for UBS PaineWebber, where he was also a member of that firm’s Management Council, and from 1975 until 1988, he held positions ranging from Account Executive to National Director of Private Placements at E.F. Hutton. In those roles, he was responsible for the creation and distribution of alternative investment funds comprising assets in excess of $15 billion. Mr. Hamrick also had management and offering experience with some of the earliest BDCs, public or private. In 1988, he became the first chairman of Mezzanine Capital Corporation, which served as the General Partner of Fiduciary Capital Partners, L.P. and Fiduciary Capital Pension Partners, L.P., or the Fiduciary Funds, funds that invested primarily in subordinated debt and related equity securities issued as the “mezzanine financing” for friendly leveraged buyouts, acquisitions and recapitalizations and, as the Administrative General Partner for Kagan Media Partners, L.P., a BDC that acquired subordinated debt instruments with equity participations in cable television systems and other media properties. Mr. Hamrick served as chairman of Mezzanine Capital Corporation, as a member of the Fiduciary Funds’ investment committee and as chairman of the General Partner of the Fiduciary Funds’ manager until 1994. Mr. Hamrick has been a Certified Financial Planner, a director of mutual fund families, a member of the NYSE MKT Listings Qualifications Panel and the Listings Panel for NASDAQ as well as Chairman of the Securities Industry Association’s Direct Investment Committee and of the Investment Program Association. Mr. Hamrick holds a B.S. in Economics and an A.B. in English from Duke University.
Gregory M. Pinkus has served as our Chief Financial Officer, Treasurer and Secretary since May 2013 and our Chief Operating Officer since July 2014. He has also served as Chief Financial Officer and Chief Operating Officer of Terra Income Advisors since February 2015 and July 2014, respectively. Mr. Pinkus has served as (i) the Chief Financial Officer of Terra Capital Advisors, Terra Capital Advisors 2 and Terra Income Advisors 2 since May 2012, September 2012 and October 2016, respectively; (ii) the Chief Operating Officer of each of Terra Capital Advisors, Terra Capital Advisors 2 and Terra Capital Partners since July 2014; (iii) the Chief Operating Officer of Terra Income Advisors 2 since October 2016; (iv) the Chief Financial Officer, and Secretary and Treasurer, of each of TSIF, TSIF 2, TSIF 3, TSIF 4 and TSIF 5 since May 2012 and July 2014, respectively; and (v) the Chief Financial Officer and Chief Operating Officer of Terra International, TIFI, TSIF 7, TPT and TPT 2 since June 2014, October 2016, October 2016, January 2016 and September 2016, respectively. Prior to joining Terra Capital Partners in May 2012, he served as Assistant Controller for W.P. Carey & Co. from 2006 to August 2010 and as Controller from August 2010 to May 2012. Mr. Pinkus also served as Controller and Vice President of Finance for several early‑stage technology companies during the period of 1999 to 2005. Additionally, he managed large‑scale information technology budgets at New York Life Insurance Company from 2003 to 2004 and oversaw an international reporting group at Bank of America from 1992 to 1996. Mr. Pinkus is a Certified Public Accountant and member of the American Institute of Certified Public Accountants. He holds a B.S. in Accounting from the Leonard N. Stern School of Business at New York University.

Daniel J. Cooperman has served as our Chief Originations Officer since February 2015, having previously served as our Managing Director of Originations from May 2013 until February 2015. He has also served as Chief Originations Officer of Terra Income Advisors since February 2015. Mr. Cooperman has served as Chief Originations Officer of (i) each of Terra Capital Advisors and Terra Capital Advisors 2 since January 2015, having previously served as Managing Director of Originations until January 2015 of Terra Capital Advisors and Terra Capital Advisors 2 since April 2009 and September 2012, respectively; (ii) each of TSIF 2, TSIF 3, TSIF 4, TSIF 5 and Terra International since January 2015, having previously served as Managing Director of Originations until January 2015 of TSIF, TSIF 2, TSIF 3, TSIF 4, TSIF 5 and Terra International since July 2009, May 2011, January 2012, September 2012, August 2013 and June 2014, respectively; (iii) TPT since January 2016; (iv) TPT2 since September 2016; and (v) each of Terra Income Advisors 2, TIFI, TSIF 7 since October 2016. Mr. Cooperman has 18 years’ experience in the acquisition, financing, leasing and asset management of commercial real estate with an aggregate value of over $5 billion. Prior to the formation of Terra Capital Partners in 2001 and its commencement of operations in 2002, Mr. Cooperman handled mortgage and mezzanine placement activities for The Greenwich Group International, LLC. Prior to joining The Greenwich Group, Mr. Cooperman worked in Chase Manhattan Bank’s Global Properties Group, where he was responsible for financial analysis and due diligence for the bank’s strategic real estate acquisitions and divestitures. Prior to that time, he was responsible for acquisitions and asset management for JGS, a Japanese conglomerate with global real estate holdings. Mr. Cooperman holds a B.S. in Finance from the University of Colorado at Boulder.
Michael S. Cardello has served as our Chief Compliance Officer since May 2013 and as the Chief Compliance Officer of Terra Income Advisors since February 2015. He also has served as the Chief Compliance Officer of Terra Capital Markets and Terra Income Advisors 2 since March 2011 and October 2016, respectively. He has also served as our Financial & Operations Principal of Terra Capital Markets since July 2011. Prior to joining Terra Capital Markets in March 2011, he served as Chief Compliance Officer from November 2006 to September 2011 and as Chief Financial Officer from August 2004 to September 2011 for Lightstone Securities LLC. Prior to his tenure at Lightstone Securities LLC, Mr. Cardello also served as Chief Financial Officer and Secretary at Spencer Trask Ventures from June 2004 to November 2006. Additionally, he served as an Adjunct Professor of Accounting at Farmingdale State University’s College of Technology from September 2004 to June 2005 and Senior Compliance Examiner at National Association of Securities Dealers, Inc., for New York District 12 (now FINRA District 10) from November 1989 to December 1990. Mr. Cardello holds a B.A. in History and an M.B.A. in Public Accounting and Taxation from the St. John’s University.
The officers of our company may also include one or more vice presidents and other officers in accordance with our bylaws. In addition, the Board may, from time to time, elect such other officers with such powers and duties as it shall deem necessary or desirable.
Section 16(a) Beneficial Ownership Reporting Compliance
Pursuant to Section 16(a) of the Exchange Act, our directors and executive officers, and any persons holding more than 10% of its common stock, are required to report their beneficial ownership and any changes therein to us and the SEC. Specific due dates for those reports have been established, and we are required to report herein any failure to file such reports by those due dates. Based solely on a review of the copies of such reports and written representations delivered to us by such persons, we believe that there were no violations of Section 16(a) by such persons during the year ended September 30, 2017.
Code of Ethics
We have adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) pursuant to Rule 17j‑1 of the 1940 Act, which applies to, among others, our senior officers, including our Chief Executive Officer and our Chief Financial Officer, as well as every officer, director, employee and “access person” (as defined within the Code of Ethics) of the Company.
Audit Committee
We have established an audit committee of the Board (the “Audit Committee”) that operates pursuant to a charter and consists of three members. The audit committee is responsible for selecting, engaging and supervising our independent accountants, reviewing the plans, scope and results of the audit engagement with our independent accountants, approving professional services provided by our independent accountants (including compensation therefor), reviewing the independence of our independent accountants and reviewing the adequacy of our internal controls over financial reporting. The members of the audit committee are Messrs. Altman, Evans and Marks, each of whom is independent. Mr. Evans serves as the chairman of the audit committee. The Board has determined that Mr. Evans is an “audit committee financial expert” as defined under Item 407 of Regulation S-K promulgated under the Exchange Act. Mr. Evans meets the current independence and experience requirements of Rule 10A-3 of the Exchange Act.

Item 11. Executive Compensation.
Compensation Committee Interlocks and Insider Participation
We currently do not have a compensation committee of the Board because we do not pay any compensation to our officers. Our independent directors participate in the consideration of independent director compensation. There are no interlocks or insider participation as to compensation decisions required to be disclosed pursuant to SEC regulations.
Compensation of Directors
Our directors who do not also serve in an executive officer capacity for us or Terra Income Advisors are entitled to receive annual cash retainer fees, fees for attending board and committee meetings and annual fees for serving as a committee chairperson. These director nominees are Messrs. Altman, Evans and Marks. The above directors will receive an annual fee of $20,000, plus $2,500 for each board meeting attended in person, $1,000 for each board meeting attended via teleconference and $1,000 for each committee meeting attended. In addition, the chairman of the Audit Committee will receive an annual fee of $7,500 and the chairman of each of the Nominating and Corporate Governance Committee and the Valuation Committee, and any other committee, will receive an annual fee of $2,500 for their additional services. We will also reimburse each of the above directors for all reasonable and authorized business expenses in accordance with our policies as in effect from time to time, including reimbursement of reasonable out‑of‑pocket expenses incurred in connection with attending each board meeting and each committee meeting not held concurrently with a board meeting. We do not pay compensation to our directors who also serve in an executive officer capacity for us or Terra Income Advisors.
The following table sets forth compensation of our directors for the year ended September 30, 2017:

Name	Fees Earned or Paid in Cash	All Other Compensation	Total
Interested Directors
Simon J. Mildé	$—	$—	$—
Bruce D. Batkin	$—	$—	$—
Independent Directors
Jeffrey M. Altman	$36,500	$—	$36,500
Michael L. Evans	$40,000	$—	$40,000
Robert E. Marks	$36,500	$—	$36,500
Compensation of Executive Officers
Our executive officers do not receive any direct compensation from us. We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of Terra Income Advisors or by individuals who were contracted by us or by Terra Income Advisors to work on behalf of us pursuant to the terms of the Investment Advisory Agreement. Each of our executive officers is an employee of Terra Income Advisors, or one of its affiliates or an outside contractor, and the day-to-day investment operations and administration of our portfolio are managed by Terra Income Advisors. In addition, we reimburse Terra Income Advisors for our allocable portion of expenses incurred by Terra Income Advisors in performing its obligations under the Investment Advisory Agreement, including the allocable portion of the cost of our officers and their respective staffs determined under the Investment Advisory Agreement.
The Investment Advisory Agreement provides that Terra Income Advisors and its officers, managers, controlling persons and any other person or entity affiliated with it acting as our agent will not be entitled to indemnification (including reasonable attorneys’ fees and amounts reasonably paid in settlement) for any liability or loss suffered by Terra Income Advisors or such other person, nor will Terra Income Advisors or such other person be held harmless for any loss or liability suffered by us, unless: (i) Terra Income Advisors or such other person has determined, in good faith, that the course of conduct which caused the loss or liability was in our best interests; (ii) Terra Income Advisors or such other person was acting on behalf of or performing services for us; (iii) the liability or loss suffered was not the result of negligence or misconduct by Terra Income Advisors or such other person acting as our agent; and (iv) the indemnification or agreement to hold Terra Income Advisors or such other person harmless for any loss or liability is only recoverable out of our net assets and not from our stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth, as of November 17, 2017, information with respect to the beneficial ownership of our common stock by:

•	any person known to us to beneficially own more than 5% of the outstanding shares of our common stock;

•	each member of the Board and each executive officer; and

•	all of the members of the Board and executive officers as a group.
Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. There are no shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of November 17, 2017. Ownership information for those persons who beneficially own 5% or more of our shares of common stock is based upon reports filed by such persons with the SEC and other information obtained from such persons, if available. Unless otherwise indicated, we believe that each beneficial owner set forth in the table below has sole voting and investment power. Our directors are divided into two groups: interested directors and independent directors. Interested directors are “interested persons” of the Company as defined in Section 2(a)(19) of the 1940 Act.

	Shares Beneficially Owned as of November 20, 2017
Name(1)	Number of Shares	Percentage(2)
Interested Directors
Simon J. Mildé	12,308	*
Bruce D. Batkin	24,980	*
Independent Directors
Jeffrey M. Altman	—	—
Michael L. Evans	—	—
Robert E. Marks	—	—
Executive Officers
Stephen H. Hamrick	—	—
Gregory M. Pinkus	—	—
Daniel J. Cooperman	2,712	*
Michael S. Cardello	—	—
All officers and directors as a group (9 persons)	40,000	*
_______________
* Less than one percent.

(1)	Unless otherwise indicated, the address of each beneficial owner is c/o Terra Capital Partners, LLC, 805 Third Avenue, 8th Floor, New York, New York 10022.

(2)	Based on a total of 7,936,167 shares of common stock issued and outstanding as of November 20, 2017.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
We have procedures in place for the review, approval and monitoring of transactions involving the Company and certain persons related to us. For example, our Code of Ethics generally prohibits any employee, officer or director from engaging in any transaction where there is a conflict between such individual’s personal interest and the interests of the Company, and requires that those parties submit quarterly transactions reports and annual holdings reports to our Chief Compliance Officer. Our Chief Compliance Officer is required to review and approve all related-party transactions (as defined in Item 404 of Regulation S-K promulgated under the Exchange Act). Any amendment or waiver of the Code of Ethics for any executive officer or director must be approved by the Board and publicly disclosed as required by applicable law and regulations.
Compensation of Terra Income Advisors and Terra Capital Markets
Pursuant to the Investment Advisory Agreement, we pay Terra Income Advisors a base management fee and an incentive fee. We commenced accruing fees under the Investment Advisory Agreement on June 24, 2015, upon commencement of our operations.
The base management fee is calculated at an annual rate of 2% of our average gross assets. The base management fee is payable quarterly in arrears and is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters. The base management fee may or may not be taken in whole or in part at the discretion of Terra

Income Advisors. All or any part of the base management fee not taken as to any quarter will be deferred without interest and may be taken in such other quarter as Terra Income Advisors shall determine. The base management fee for any partial month or quarter will be prorated for such partial period.
The incentive fee consists of two parts. The first part, which we refer to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears based upon our “pre-incentive fee net investment income” for the immediately preceding quarter. The subordinated incentive fee on income is subject to a quarterly hurdle rate, expressed as a rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 2% (8% annualized), subject to a “catch-up” feature. For this purpose, “pre-incentive fee net investment income” means interest income, dividend income and any other income (including any other fees, other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses reimbursed to Terra Income Advisors under the Investment Advisory Agreement and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The calculation of the subordinated incentive fee on income for each quarter is as follows:

•	No incentive fee is payable to Terra Income Advisors in any calendar quarter in which our pre-incentive fee net investment income does not exceed the hurdle rate of 2% (8% annualized);

•
100% of our pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than or equal to 2.5% in any calendar quarter (10% annualized) is payable to Terra Income Advisors, all or any portion of which may be waived or deferred in Terra Income Advisors’ discretion. We refer to this portion of our pre-incentive fee net investment income (which exceeds the hurdle rate but is less than or equal to 2.5%) as the “catch-up.” The catch-up provision is intended to provide Terra Income Advisors with an incentive fee of 20% on all of our pre-incentive fee net investment income when our pre-incentive fee net investment income reaches 2.5% in any calendar quarter; and

•
20% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.5% in any calendar quarter (10% annualized) is payable to Terra Income Advisors once the hurdle rate is reached and the catch-up is achieved.

The second part of the incentive fee, which we refer to as the incentive fee on capital gains, is an incentive fee on capital gains earned on liquidated investments from the portfolio and is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee equals 20% of our incentive fee on capital gains, which equals our realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, we accrue (but do not pay) for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.
We reimburse Terra Income Advisors for expenses necessary to perform services related to our administration and operation. The amount of this reimbursement is set at the lesser of (i) Terra Income Advisors’ actual costs incurred in providing such services and (ii) the amount that the Board, including a majority of our independent directors, estimates we would be required to pay alternative service providers for comparable services in the same geographic location. Terra Income Advisors is required to allocate the cost of such services to us based on objective factors such as total assets, revenues, time allocations or other reasonable metrics. The Board then assesses the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party providers known to be available. In addition, the Board considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Board compares the total amount paid to Terra Income Advisors for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs. We do not reimburse Terra Income Advisors for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of Terra Income Advisors.
Terra Income Advisors has funded our offering costs and organization costs. Organization expenses are expensed on our statements of operations. All offering costs incurred during the offering period are recorded as deferred charge and amortized over twelve months from the date the cost is incurred, with the exception of those costs that were incurred prior to the commencement of operations on June 24, 2015, which are being amortized over a 12-month period from that date forward. Terra Income Advisors is responsible for the payment of our cumulative organization and offering expenses to the extent such expenses exceed 1.5% of the gross proceeds from the Offering, without recourse against or reimbursement by us. As a result, Terra Income Advisors will bear all organization and offering expenses in excess of 1.5% of the gross proceeds from the Offering. Subsequent to March 31, 2017 and in response to the general trend in capital raising for non-traded direct participation programs, we determined that it is highly unlikely that we will raise capital in an amount sufficient for all cumulative offering costs incurred by Terra Income Advisors to be reimbursed. Accordingly, we reduced the estimated amount payable to Terra Income Advisors for cumulative organization and offering costs incurred by $1.4 million for the three months ended June 30, 2017. As of September 30, 2017 and 2016, Terra Income Advisors funded offering costs and organization costs in the amount of $3.2 million and $2.4 million, respectively. As of September 30, 2017, we expect to reimburse Terra Income Advisors $1.4 million of the cumulative offering costs and organizations incurred. The unreimbursed amount in excess of the 1.5% threshold was $0.1 million and $1.6 million as of September 30, 2017 and 2016, respectively, and is included in Due to Adviser, net on the statements of assets and liabilities. For the years ended September 30, 2017, 2016 and 2015, we made reimbursement payments of $1.0 million, $0.1 million and $0.2 million to Terra Income Advisors for offering costs incurred on our behalf, respectively.
Under the Dealer Manager Agreement, Terra Capital Markets is entitled to receive selling commissions, broker-dealer fees and dealer manager fees in connection with the sale of shares of common stock in the Offering, all or a portion of which may be re-allowed to selected broker-dealers. On April 27, 2016, we adopted the Amended Dealer Manager Agreement to change the terms of the underwriting compensation. On September 30, 2017, we adopted the Servicing Plan and the Second Amended Dealer Manager Agreement to revised the terms of the servicing fee (which was previously referred to as a transaction charge). For the years ended September 30, 2017, 2016 and 2015, we incurred $3.3 million, $3.6 million and $1.0 million of broker-dealer commissions and fees, respectively, and, of this amount, $2.3 million, $2.5 million and $0.7 million were re-allowed to selected broker-dealers, respectively.
Pursuant to the Expense Support Agreement, Terra Income Advisors has agreed to reimburse us for certain operating expenses for any period since inception, until we and Terra Income Advisors mutually agree otherwise. This payment for any month shall be paid by Terra Income Advisors to us in any combination of cash or other immediately available funds, and/or offsets against amounts due from us to Terra Income Advisors. Reimbursement shall be made as promptly as possible on a date mutually agreed to by us and Terra Income Advisors provided that (i) the operating expense ratio, defined as Net Operating Expenses expressed as a percentage of our net assets on the relevant measurement date, as of such reimbursement date is equal to or less than the operating expense ratio as of the Expense Support Payment date attributable to such specified Expense Support Payment, (ii) the annualized distribution rate as of such reimbursement date is equal to or greater than the annualized distribution rate as of the Expense Support Payment date attributable to such specified Expense Support Payment; (iii) such reimbursement date is not later than three years following such specified Expense Support Payment date; and (iv) the Expense Support Payment does not cause our Net Operating Expenses to exceed 1.5% of our net assets attributable to common shares, after taking such reimbursement into account. Terra Income Advisors is entitled to reimbursement of all previously unreimbursed Expense Support Payments in the event of termination of the Expense Support Agreement. For the year ended September 30, 2017, we did not record any Expense Support Payment. For the years ended September 30, 2016 and 2015, we recorded Expense Support Payment of $0.6 million and $1.7 million, respectively, which are included in the statements of operations.
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
On April 19, 2016, the Board approved the Amended Dealer Manager Agreement. Under the terms of the Amended Dealer Manager Agreement, Terra Capital Markets receives selling commissions, dealer manager fees and broker-dealer fees of 3.0%, 1.5% and 1.0%, respectively, of gross proceeds from the Offering, all or a portion of which may be re-allowed to selected broker-dealers for marketing and expenses. In addition, Terra Capital Markets received a transaction charge at an annual rate of 1.125% of gross offering proceeds, excluding shares sold through the distribution reinvestment plan. The transaction charge was payable annually with respect to each share sold in the primary offering on the first, second, third and fourth anniversaries of the month of purchase.
On September 30, 2017, the Board approved the Servicing Plan and the Second Amended Dealer Manager Agreement, which revised the terms of the servicing fee (which was previously referred to as a transaction charge). Pursuant to the Servicing Plan, Terra Capital Markets receives a servicing fee at an annual rate of 1.125% of the most recently published net asset value per share of our common stock, excluding shares sold through the DRIP, in exchange for providing certain administrative support services. With respect to each share sold, the servicing fee will be payable annually on the anniversary of the applicable month of purchase. Terra Capital Markets, in its discretion, may re-allow a portion of such servicing fee to participating dealers for performing certain administrative support services. In connection with the adoptions of the Second Amended Dealer Manager Agreement and the Servicing Plan, we reduced the previously recorded transaction charges and as of September 30, 2017, there was no transaction charge payable outstanding.
In connection with the approval of the Amended Dealer Manager Agreement, Terra Capital Markets reimbursed us an amount equal to the transaction charges expected to be paid on all outstanding shares of common stock as of April 27, 2016. Both Terra Capital Markets and Terra Income Advisors are subsidiaries of Terra Capital Partners, our sponsor. Therefore, the transaction charge reimbursement, the Amended Dealer Manager Agreement and the Second Amended Dealer Manager Agreement may be deemed a “joint enterprise or other joint arrangement” within the meaning of the 1940 Act and the rules promulgated thereunder. Accordingly, to eliminate any uncertainty, we applied for and were granted exemptive relief from the provisions of Section 57(a)(4) of the 1940 Act and Rule 17d-1 under the 1940 Act by the SEC, pursuant to an exemptive order permitting Terra Capital Markets, subject to the satisfaction of certain conditions, to effect the transaction charge reimbursement. We believe the transaction charge reimbursement, the changes to the selling commissions, dealer manager fees, and broker-dealer fees, and implementation of the transaction charge, is likely to lead to greater demand for our common stock in the Offering, which we believe will further benefit our investors by facilitating a lower operating expense ratio and greater diversification of its investment portfolio.
Director Independence
In accordance with our charter, the Board consists of a majority of independent directors. We do not consider a director independent unless the Board has determined that he or she has no material relationship with us and is therefore not an “interested person,” as defined by Section 2(a)(19) of the 1940 Act. We monitor the relationships of our directors and officers through the activities of the nominating and corporate governance committee of the Board (the “Nominating Committee”) and through a questionnaire each director completes no less frequently than annually and updates periodically as information provided in the most recent questionnaire changes. The Board limits membership on the Audit Committee and the Nominating Committee to independent directors, and requires that the valuation committee of the Board have at least two independent directors as members.
The Board has determined that each of the directors and the director nominees are independent and has no material relationship with the Company, except as a director and stockholder of the Company, with the exception of Bruce D. Batkin and Simon J. Mildé. Messrs. Batkin and Mildé are interested persons of the Company due to their positions as Chief Executive Officer and Chairman, respectively, of the Company and of Terra Income Advisors.
Item 14. Principal Accountant Fees and Services.
During the year ended September 30, 2017, KPMG LLP (“KPMG”) served as our independent auditor and provided certain tax and other services. KPMG has served as our independent auditor since August 18, 2016. The Audit Committee currently anticipates that it will engage KPMG as our independent auditor to audit our financial statements for the year ending September 30, 2018, subject to agreeing on fee estimates for the audit work. The Audit Committee reserves the right, however, to select a new auditor at any time in the future in its discretion if it deems such decision to be in the best interests of us and our stockholders. Any such decision would be disclosed to the stockholders in accordance with applicable securities laws.

Audit Fees
The following table displays fees for professional services by the Company’s predecessor auditor for the period from October 1, 2015 through August 18, 2016 and fiscal year ended September 30, 2017:

	Period from October 1, 2015 through August 18, 2016	Fiscal Year Ended September 30, 2017
Audit Fees	$157,630	$—
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees (1)	—	47,500
Total	$157,630	$47,500
_______________

(1)	Amount for the fiscal year ended September 30, 2017 represents fee paid to the predecessor auditor associated with communication with successor auditor.
The following table displays fees for professional services by KPMG for the period from August 18, 2016 through September 30, 2016 and the fiscal year ended September 30, 2017:

	Period from August 18, 2016 through September 30, 2016	Fiscal Year Ended September 30, 2017
Audit Fees	$122,500	$285,716
Audit-Related Fees	—	—
Tax Fees	18,000	13,000
All Other Fees	—	—
Total	$140,500	$298,716
Audit Fees.  Audit fees include fees for services that normally would be provided by KPMG in connection with statutory and regulatory filings or engagements and that generally only an independent accountant can provide. In addition to fees for the audit of our annual financial statements and the review of our quarterly financial statements in accordance with generally accepted auditing standard, this category contains fees for comfort letters, statutory audits, consents, and assistance with and review of documents filed with the SEC.
Audit-Related Fees.  Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.
Tax Services Fees.  Tax services fees consist of fees billed for professional tax services. These services also include assistance regarding federal, state, and local tax compliance.
All Other Fees.  Other fees would include fees for products and services other than the services reported above.
Pre-Approval Policies
We have established a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by our independent auditor. Pursuant to this policy, the Audit Committee will pre-approve the audit and non-audit services performed by our independent auditor in order to assure that the provision of such services does not impair the auditor’s independence. Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval in accordance with the pre-approval policy, irrespective of the amount of fees associated with such services, and cannot commence until such approval has been granted. Normally, pre-approval is provided at the regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated must report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by our independent auditor to management. All services rendered by KPMG the fiscal year ended September 30, 2017 were pre-approved in accordance with the policies set forth above.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended September 30, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).
a. Financial Statements
See the Index to Financial Statements at page F-1 of this report.

Report of Independent Registered Public Accounting Firm
The Board of Directors
Terra Income Fund 6, Inc.:
We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of Terra Income Fund 6, Inc. (the Company) as of September 30, 2017 and 2016, and the related statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended September 30, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of September 30, 2017 and 2016, by correspondence with the custodian, portfolio companies or agents. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Terra Income Fund 6, Inc. as of September 30, 2017 and 2016, and the results of its operations, changes in net assets and its cash flows for each of the years in the three-year period ended September 30, 2017, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
New York, New York
November 20, 2017

Terra Income Fund 6, Inc.
Statements of Assets and Liabilities

	September 30,
	2017	2016
Assets
Investments, at fair value — non-controlled (amortized cost of $23,297,788 and $26,554,524, respectively)	$23,675,007	$26,723,922
Investment through participation interest, at fair value — non-controlled (amortized cost of $21,889,469 and $2,000,000, respectively) (Note 4)	22,121,382	2,022,814
Total investments	45,796,389	28,746,736
Cash and cash equivalents	32,176,500	31,634,296
Cash, restricted	1,547,407	836,434
Deferred offering costs	—	361,482
Interest receivable	438,001	278,424
Prepaid expenses and other assets	108,976	274,851
Total assets	80,067,273	62,132,223
Liabilities
Obligations under participation agreements, at fair value (proceeds of $1,800,000 and $14,508,034, respectively) (Note 4)	1,820,502	14,560,606
Transaction charge payable (Note 4)	—	2,191,734
Due to Adviser, net	707,927	1,498,808
Interest reserve and other deposits held on investments	1,547,407	836,434
Accrued expenses	245,948	218,360
Interest payable from obligations under participation agreements	16,250	144,575
Directors’ fees payable	5,625	5,625
Payable for unsettled stock subscriptions (Note 8)	226,642	—
Other liabilities	162,679	201,333
Total liabilities	4,732,980	19,657,475
Net assets	$75,334,293	$42,474,748
Commitments and contingencies (See Note 5)
Components of net assets:
Common stock, $0.001 par value, 450,000,000 shares authorized, and 7,530,130 and 4,222,358 shares issued and outstanding, respectively	$7,530	$4,222
Capital in excess of par	75,147,338	42,537,764
Accumulated (over-distributed) net investment income	(404,902)	(206,878)
Net change in unrealized appreciation on investments	609,132	192,212
Net change in unrealized appreciation on obligations under participation agreements	(24,805)	(52,572)
Net assets	$75,334,293	$42,474,748
Net asset value per share	$10.00	$10.06

See notes to financial statements.

Terra Income Fund 6, Inc.
Statements of Operations

	Years Ended September 30,
	2017	2016	2015
Investment income
Interest income	$4,916,169	$3,003,645	$65,341
Prepayment fee income	63,960	—	—
Other fee income	277,596	13,054	1,481
Total investment income	5,257,725	3,016,699	66,822
Operating expenses
Base management fees	1,202,568	552,011	30,058
Incentive fees on capital gains (1)	90,459	27,928	—
Operating expense reimbursement to Adviser (Note 4)	530,619	318,550	17,753
Professional fees	1,071,089	981,038	378,192
Interest expense from obligations under participation agreements	838,860	1,598,976	—
Marketing expenses	777,058	876,877	596,865
Amortization of deferred offering costs	375,748	1,312,811	383,182
Insurance expense	213,870	219,715	127,630
General and administrative expenses	114,491	38,223	12,534
Directors’ fees	113,000	123,125	74,250
Interest expense on mortgage loan payable	35,974	—	—
Organization expenses	—	—	130,464
Total operating expenses	5,363,736	6,049,254	1,750,928
Less: Expense reimbursement from Adviser	—	(576,755)	(1,690,300)
Less: Reduction of offering costs	(944,248)	—	—
Net operating expenses	4,419,488	5,472,499	60,628
Net investment income (loss)	838,237	(2,455,800)	6,194
Net change in unrealized appreciation on investments	416,920	192,212	—
Net change in unrealized appreciation on obligations under participation agreements	27,767	(52,572)	—
Net increase (decrease) in net assets resulting from operations	$1,282,924	$(2,316,160)	$6,194
Per common share data:
Net investment income (loss) per share	$0.15	$(0.99)	$0.01
Net increase (decrease) in net assets resulting from operations per share	$0.23	$(0.93)	$0.01
Weighted average common shares outstanding (2)	5,691,428	2,478,624	462,038
_______________

(1)
Incentive fees on capital gains are based on 20% of net unrealized capital gains of $444,687 and $139,640 for the years ended September 30, 2017 and 2016, respectively. No incentive fees on capital gains are actually payable by the Company with respect to unrealized gains unless and until those gains are realized.

(2)	For the year ended September 30, 2015, the weighted average shares is based on shares outstanding from June 24, 2015 (date that the Minimum Offering Requirement was met) through September 30, 2015.

See notes to financial statements.

Terra Income Fund 6, Inc.
Statements of Changes in Net Assets

	Years Ended September 30,
	2017	2016	2015
Operations
Net investment income (loss)	$838,237	$(2,455,800)	$6,194
Net change in unrealized appreciation on investments	416,920	192,212	—
Net change in unrealized appreciation on obligations under participation agreements	27,767	(52,572)	—
Net increase (decrease) in net assets resulting from operations	1,282,924	(2,316,160)	6,194
Stockholder distributions
Distributions from return of capital	(4,631,433)	(2,474,642)	(125,140)
Distributions from net investment income	(467,761)	—	—
Net decrease in net assets resulting from stockholder distributions	(5,099,194)	(2,474,642)	(125,140)
Capital share transactions
Issuance of common stock	35,108,677	39,878,132	11,234,309
Reinvestment of stockholder distributions	1,696,283	910,904	33,601
Selling commissions and dealer manager fees	(3,324,658)	(3,647,210)	(968,547)
Reduction of transaction charge payable (Note 4)	3,195,513	—	—
Offering costs	—	(37,348)	(111,669)
Net increase in net assets resulting from capital share transactions	36,675,815	37,104,478	10,187,694
Net increase in net assets	32,859,545	32,313,676	10,068,748
Net assets, at beginning of year	42,474,748	10,161,072	92,324
Net assets, at end of year	$75,334,293	$42,474,748	$10,161,072
Accumulated (over-distributed) net investment income	$(404,902)	$(206,878)	$(26,482)

Capital share activity
Shares outstanding, at beginning of year	4,222,358	926,357	11,111
Shares issued from subscriptions	3,148,661	3,219,293	912,416
Shares issued from reinvestment of stockholder distributions	159,111	76,708	2,830
Shares outstanding, at end of year	7,530,130	4,222,358	926,357

See notes to financial statements.

Terra Income Fund 6, Inc.
Statements of Cash Flows

	Years Ended September 30,
	2017	2016	2015
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$1,282,924	$(2,316,160)	$6,194
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized appreciation on investments	(416,920)	(192,212)	—
Net change in unrealized appreciation on obligations under participation agreements	(27,767)	52,572	—
Amortization of deferred offering costs	375,748	1,312,811	383,182
Amortization and accretion of investment-related fees, net	(277,558)	(4,286)	—
Amortization of discount and premium on investments	96,846	—	—
Paid-in-kind interest, net	(32,381)	(42,534)	—
Purchases of investments	(44,777,167)	(26,299,670)	(2,000,000)
Repayments of investments	28,508,960	—	—
Proceeds from obligations under participation agreements	—	14,300,000	—
Repayments of obligations under participation agreements	(12,863,770)	—	—
Changes in operating assets and liabilities:
Increase in cash, restricted	(710,973)	(836,434)	—
Decrease (increase) in deferred offering costs	361,482	(635,342)	(848,940)
Decrease (increase) in prepaid expenses and other assets	165,875	(243,447)	(31,404)
Increase in interest receivable	(159,577)	(258,424)	(20,000)
(Decrease) increase in due to Adviser, net	(1,166,629)	890,385	2,554
Increase in interest reserve and other deposits held on investments	710,973	836,434	—
Increase in accrued expenses	27,588	45,767	172,593
(Decrease) increase in interest payable from obligations under participation agreements	(128,325)	144,575	—
Increase in directors' fees payable	—	5,625	—
Increase (decrease) in payable for unsettled stock subscriptions	226,642	(316,000)	316,000
(Decrease) increase in other liabilities	(119,834)	120,269	17,336
Net cash used in operating activities	(28,923,863)	(13,436,071)	(2,002,485)

Cash flows from financing activities:
Issuance of common stock	35,108,677	39,878,132	11,234,309
Payments of selling commissions, dealer manager fees and transaction charges	(2,239,699)	(2,752,353)	(904,819)
Proceeds from mortgage financing	3,333,333	—	—
Repayments of mortgage financing	(3,333,333)	—	—
Payments of stockholder distributions	(3,402,911)	(1,563,738)	(91,539)
Reimbursement of selling commissions and dealer manager fees	—	1,296,877	—
Payments of offering costs	—	(37,348)	(111,669)
Net cash provided by financing activities	29,466,067	36,821,570	10,126,282
Net increase in cash and cash equivalents	542,204	23,385,499	8,123,797
Cash and cash equivalents, at beginning of year	31,634,296	8,248,797	125,000
Cash and cash equivalents, at end of year	$32,176,500	$31,634,296	$8,248,797

Terra Income Fund 6, Inc.
Statements of Cash Flows (Continued)

	Years Ended September 30,
	2017	2016	2015
Supplemental disclosure of cash flow information:
Interest paid on mortgage loan payable and obligations under participation agreements	$748,907	$1,246,367	$—
Supplemental non-cash information:
Reinvestment of stockholder distributions	$1,696,283	$910,904	$33,601

See notes to financial statements.

Terra Income Fund 6, Inc.
Schedule of Investments
September 30, 2017

Portfolio Company (1)	Structure	Collateral Location	Property Type	Interest Rate	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)	% of Net Assets (3)
Investments — non-controlled:
KOP Hotel XXXI Mezz, LP. (4) (5)	Mezzanine loan	US - PA	Hotel	13.00%	11/24/2015	12/6/2022	$5,800,000	$5,786,133	$5,866,063	7.8%
Hertz Clinton One Mezzanine, LLC	Mezzanine loan	US - MS	Office	12.00%	3/18/2016	1/1/2025	2,500,000	2,437,857	2,526,660	3.3%
GAHC3 Lakeview IN Medical Plaza, LLC (6)	B-note	US - IN	Office	11.60% + LIBOR	6/17/2016	1/21/2019	3,417,207	3,417,207	3,428,041	4.6%
YIP Santa Maria, LLC	Mezzanine loan	US - CA	Hotel	13.00%	11/15/2016	12/9/2019	4,500,000	4,481,473	4,538,492	6.0%
Dwight Mezz II, LLC	Mezzanine loan	US - CA	Student housing	11.00%	5/11/2017	5/6/2027	3,000,000	3,000,000	3,000,000	4.0%
Residential X Mezz Concord, LLC and Center Associates Mezz, LLC (7)	Mezzanine Loan	US - DE	Multifamily	12.00%	8/8/2017	9/5/2020	4,255,054	4,175,118	4,315,751	5.7%
Total investments — non-controlled								$23,297,788	$23,675,007	31.4%

Investments through participation interest — non-controlled (4)(8):
TSG-Parcel 1, LLC (9)	Participation in first mortgage	US - CA	Land	12.00%	7/10/2015	10/10/2017	$2,000,000	$2,020,000	$2,019,339	2.7%
140 Schermerhorn Street Mezz, LLC	Participation in mezzanine loan	US - NY	Hotel	12.00%	11/16/2016	12/1/2019	7,500,000	7,468,766	7,565,359	10.0%
OHM Atlanta Owner, LLC	Participation in first mortgage	US - GA	Land	12.00%	6/20/2017	6/20/2018	10,000,000	9,955,647	10,091,628	13.4%
NB Factory JV, LLC	Participation in preferred equity investment	US - UT	Student Housing	15.00%	6/29/2017	6/26/2020	2,445,056	2,445,056	2,445,056	3.3%
Total investments through participation interest — non-controlled								$21,889,469	$22,121,382	29.4%

Total Investments								$45,187,257	$45,796,389	60.8%
_______________

(1)
All of the Company’s investments are issued by an eligible U.S. portfolio company, as defined in the Investment Company Act of 1940. All of the Company’s borrowers are in the diversified real estate industry.

(2)	Because there is no readily available market for these investments, the fair value of these investments are approved in good faith by the Company’s board of directors.

(3)	Percentages are based on net assets of $75.3 million as of September 30, 2017.

(4)	Participation interest is with Terra Property Trust, Inc., a related-party real estate investment trust managed by an affiliate of the Company’s sponsor.

(5)
The loan participations from the Company do not qualify for sale accounting under Accounting Standards Codification (“ASC”) Topic 860 — Transfers and Servicing (“ASC Topic 860”), and therefore, these loans remain in the Schedule of Investments. See “Obligations under Participation Agreements” in Note 3 in the accompanying notes to the financial statements.

(6)
The interest rate for this investment is indexed to London Interbank Offered Rate (“LIBOR”). At September 30, 2017, the effective interest rate on this investment was 12.84%. As of September 30, 2017, this investment had an unfunded commitment of $0.1 million.

(7)	As of September 30, 2017, this investment had an unfunded commitment of $4.5 million.

(8)	See “Participation Agreements” in Note 4 in the accompanying notes to the financial statements.

(9)	The maturity of this loan has been extended to April 10, 2018 subsequent to September 30, 2017.
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
_______________

(1)
All of the Company’s investments are issued by an eligible U.S. portfolio company, as defined in the Investment Company Act of 1940. All of the Company’s borrowers are in the diversified real estate industry.

(2)	Because there is no readily available market for these investments, the fair value of these investments are approved in good faith by the Company’s board of directors.

(3)	Percentages are based on net assets of $42.5 million as of September 30, 2016.

(4)	Participation interest is with Terra Property Trust, Inc., a related-party real estate investment trust managed by an affiliate of the Company’s sponsor.

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

Terra Income Fund 6, Inc.
Notes to Financial Statements
Note 1. Principal Business and Organization
Terra Income Fund 6, Inc. (the “Company”) was incorporated under the general corporation laws of the State of Maryland on May 15, 2013. On March 2, 2015, the Company filed a public registration statement on Form N-2 (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) to offer a minimum of $2.0 million of common stock and a maximum of $1.0 billion of common stock in a continuous public offering (the “Offering”). The Company formally commenced operations on June 24, 2015, upon raising gross proceeds in excess of $2.0 million (the “Minimum Offering Requirement”) from sales of shares of its common stock in the Offering, including sales to persons who are affiliated with the Company or its adviser, Terra Income Advisors, LLC (“Terra Income Advisors” or the “Adviser”). Since commencing the Offering and through September 30, 2017, the Company has sold 7,291,481 shares of common stock, including shares purchased by Terra Capital Partners, LLC, the Company’s sponsor, and excluding shares sold through the distribution reinvestment plan (“DRIP”), in both an initial private placement and from the Offering, for gross proceeds of $86.3 million. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be taxed for federal income tax purposes, and to qualify annually thereafter, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).The Company’s investment activities are externally managed by Terra Income Advisors, a private investment firm affiliated with the Company, pursuant to an investment advisory and administrative services agreement (the “Investment Advisory Agreement”), under the oversight of the Company’s board of directors (the “Board”), a majority of whom are independent directors. Terra Income Advisors is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (see Note 4).
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation:  The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The accompanying financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-K and Articles 6 or 10 of Regulation S-X. The Company is an investment company, as defined under U.S. GAAP, and applies accounting and reporting guidance in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 946, Financial Services — Investment Companies.
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
The Company may hold debt investments in its portfolio that contain PIK interest provision. The PIK interest, which represents contractually deferred interest that is added to the principal balance that is due at maturity, is recorded on the accrual basis.
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

Notes to Financial Statements

Transaction Charge Payable: The Company paid Terra Capital Markets a total transaction charge (formerly referred to as distribution fee) of 4.5% of the gross proceeds from the sale of shares in the Offering, excluding shares sold through the DRIP. The transaction charge was recorded as a liability on the date of stockholder admittance with a corresponding reduction to equity and was payable annually at a rate of 1.125% of gross proceeds with respect to each share sold in the Offering on the first, second, third and fourth anniversaries of the month of purchase.
On September 30, 2017, the Company adopted the servicing plan (the “Servicing Plan”) and the second amended dealer manager agreement (the “Second Amended Dealer Manager Agreement”), which revised the terms of the servicing fee (which was previously referred to as a transaction charge) (Note 4). In connection with the adoptions of the Second Amended Dealer Manager Agreement and the Servicing Plan on September 30, 2017, the Company reduced the previously recorded transaction charges by $3.2 million, as reflected on the statements of changes in net assets.
Servicing Fee: The Company pays Terra Capital Markets a servicing fee at an annual rate of 1.125% of the most recently published net asset value per share, excluding shares sold through the DRIP, in exchange for providing certain administrative support services (Note 4). The servicing fee is recorded as expense on the statements of operations in the period in which it was incurred.
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
The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its statements of operations. For the years ended September 30, 2017, 2016 and 2015, the Company did not incur any interest or penalties. Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The Company’s inception-to-date federal tax years remain subject to examination by the Internal Revenue Service and the state department of revenue.

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
The financial statements include investments at fair value of $45.8 million and $28.7 million at September 30, 2017 and 2016, respectively, and obligations under participation agreements at fair value of $1.8 million and $14.6 million at September 30, 2017 and 2016, respectively. These fair values have been determined in good faith by the Board. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments and obligations under participation agreements, and the differences could be material.
Recent Accounting Pronouncements: In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or services. The Company will adopt this standard on January 1, 2018 using either the retrospective or cumulative effect transition method. The Company does not expect the adoption of ASU 2014-09 to have a material impact on its financial statements and disclosure.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 outlines a new model for accounting by lessees, whereby their rights and obligations under substantially all leases, existing and new, would be capitalized and recorded on the balance sheet. For lessors, however, the accounting remains largely unchanged from the current model, with the distinction between operating and financing leases retained, but updated to align with certain changes to the lessee model and the new revenue recognition standard. The new standard also replaces existing sale-leaseback guidance with a new model applicable to both lessees and lessors. Additionally, the new standard requires extensive quantitative and qualitative disclosures. ASU 2016-02 is effective for U.S. GAAP public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application will be permitted for all entities. The new standard must be adopted using a modified retrospective transition of the new guidance and provides for certain practical expedients. Transition will require application of the new model at the beginning of the earliest comparative period presented. This ASU is not expected to have any impact on the Company’s financial statements as the Company does not have any lease arrangements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, a Consensus of the FASB’s Emerging Issues Task Force (“ASU 2016-15”).  ASU 2016-15 provides guidance on how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for annual and interim periods beginning after December 15, 2017. The guidance requires application using a retrospective transition method. The Company does not expect the adoption of ASU 2016-15 to have a material impact on its financial statements and disclosures.
In October 2016, the SEC adopted new rules and amended rules (together, “Final Rules”) intended to modernize the reporting and disclosure of information by registered investment companies. In part, the Final Rules amend Regulation S-X and require standardized, enhanced disclosure about derivatives in investment company financial statements, as well as other amendments. The Company adopted the Final Rules on August 1, 2017. The adoption did not have a material impact on the Company’s financial statements and disclosures.
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

Notes to Financial Statements

Note 3. Investments
The following tables show the composition of the investment portfolio, at amortized cost and fair value at September 30, 2017 and 2016, respectively (with corresponding percentage of total portfolio investments):

	September 30, 2017
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Loans	$23,297,788	51.6%	$23,675,007	51.7%
Loans through participation interest (Note 4)	21,889,469	48.4%	22,121,382	48.3%
Total	$45,187,257	100.0%	$45,796,389	100.0%

	September 30, 2016
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Loans (1)	$26,554,524	93.0%	$26,723,922	93.0%
Loans through participation interest (Note 4)	2,000,000	7.0%	2,022,814	7.0%
Total	$28,554,524	100.0%	$28,746,736	100.0%
_______________
(1)Amortized cost includes PIK interest $250,568 as of September 30, 2016.
Obligations under Participation Agreements
The Company has elected the fair value option under ASC Topic 825 — Financial Instruments relating to accounting for debt obligations at their fair value for its obligations under participation agreements which arose due to partial loan sales which did not meet the criteria for sale treatment under ASC Topic 860. The Company employs the same yield approach valuation methodology used for the real estate-related loan investments on the Company’s obligations under participation agreements. As of September 30, 2017 and 2016, obligations under participation agreements at fair value totaled $1.8 million and $14.6 million, respectively, and the fair value of the loans that are associated with these obligations under participation agreements was $5.9 million and $21.2 million, respectively (See “Participation Agreements” in Note 4). For the year ended September 30, 2017, the Company made $12.9 million of repayments on obligations under participation agreements, including PIK interest of $0.4 million. For the year ended September 30, 2016, there were no repayments on obligations under participation agreements. The weighted average interest rate on the obligations under participation agreements was approximately 13.0% and 13.9% as of September 30, 2017 and 2016, respectively.
Mortgage Loan Payable
In May 2017, the Company obtained $3.3 million of mortgage financing for this investment. The mortgage financing carried interest at an annual rate of LIBOR plus 4.75% and had a maturity date of August 4, 2017. In June 2017, the mortgage financing was repaid in full.
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

Notes to Financial Statements

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
Use of Leverage
As part of the Company’s investment strategy, the Company may borrow and utilize leverage. While borrowing and leverage present opportunities for increasing total return, they may have the effect of potentially creating or increasing losses. For purposes of calculating the asset coverage ratio per unit, the Company considers the obligations under the participation agreements to be senior security. As of September 30, 2017, the asset coverage per unit was $42,381. Asset coverage per unit is the ratio of the carrying value of the Company’s total assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.
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

Notes to Financial Statements

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
The following tables present fair value measurements of investments, by major class, as of September 30, 2017 and 2016, according to the fair value hierarchy:

	September 30, 2017
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Loans	$—	$—	$23,675,007	$23,675,007
Loans through participation interest	—	—	22,121,382	22,121,382
Total Investments	$—	$—	$45,796,389	$45,796,389

Obligations under participation agreements	$—	$—	$1,820,502	$1,820,502

	September 30, 2016
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Loans	$—	$—	$26,723,922	$26,723,922
Loans through participation interest	—	—	2,022,814	2,022,814
Total Investments	$—	$—	$28,746,736	$28,746,736

Obligations under participation agreements	$—	$—	$14,560,606	$14,560,606

Notes to Financial Statements

Changes in Level 3 investments for the years ended September 30, 2017, 2016 and 2015 were as follows:

	Year Ended September 30, 2017
	Loans	Loans Through Participation	Total Investments	Obligations under Participation Agreements
Balance as of October 1, 2016	$26,723,922	$2,022,814	$28,746,736	$14,560,606
Purchases of investments	15,513,417	29,263,750	44,777,167	—
Repayments of investments	(19,120,683)	(9,388,277)	(28,508,960)	—
Net change in unrealized appreciation on investments	207,821	209,099	416,920	—
PIK interest income	188,117	—	188,117	—
Amortization and accretion of investment-related fees, net	153,842	119,413	273,255	(4,303)
Amortization of discount and premium on investments, net	8,571	(105,417)	(96,846)	—
Net change in unrealized appreciation on obligations under participation agreements	—	—	—	(27,767)
Repayments of obligations under participation agreements	—	—	—	(12,863,770)
PIK interest expense	—	—	—	155,736
Balance as of September 30, 2017	$23,675,007	$22,121,382	$45,796,389	$1,820,502
Net change in unrealized appreciation for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized appreciation on investments and obligations under participation agreements	$207,821	$209,099	$416,920	$(27,767)

	Year Ended September 30, 2016
	Loans	Loan Through Participation	Total Investments	Obligations under Participation Agreements
Balance as of October 1, 2015	$—	$2,000,000	$2,000,000	$—
Purchases	26,299,670	—	26,299,670	—
Net increase in unrealized appreciation on investments	169,398	22,814	192,212
PIK interest income	250,568	—	250,568	—
Amortization of discount on investments	4,286	—	4,286	—
Net change in unrealized appreciation on obligations under participation agreements	—	—	—	52,572
Proceeds from obligations under participation agreements	—	—	—	14,300,000
PIK interest expense	—	—	—	208,034
Balance as of September 30, 2016	$26,723,922	$2,022,814	$28,746,736	$14,560,606
Net change in unrealized appreciation for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized appreciation on investments and obligations under participation agreements	$169,398	$22,814	$192,212	$52,572
Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur. For the years ended September 30, 2017 and 2016, there were no transfers.

Notes to Financial Statements

Significant Unobservable Inputs
The following table summarizes the significant unobservable inputs used by the Company to value the Level 3 investments as of September 30, 2017 and 2016. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

September 30, 2017
		Primary Valuation Technique	Unobservable Input	Range		Weighted
Asset Category	Fair Value			Minimum	Maximum	Average
Assets:
Loans	$23,675,007	Discounted cash flow	Discount rate	9.43%	13.00%	11.84%
Loans through participation interest	22,121,382	Discounted cash flow	Discount rate	12.00%	15.00%	12.39%
Total Level 3 Assets	$45,796,389
Liabilities:
Obligations under Participation Agreements	$1,820,502	Discounted cash flow	Discount rate	12.60%	12.60%	12.60%

September 30, 2016
		Primary Valuation Technique	Unobservable Input	Range		Weighted
Asset Category	Fair Value			Minimum	Maximum	Average
Assets:
Loans	$26,723,922	Discounted cash flow	Discount rate	10.29%	13.82%	12.88%
Loans through participation interest	2,022,814	Discounted cash flow	Discount rate	9.09%	9.09%	9.09%
Total Level 3 Assets	$28,746,736
Liabilities:
Obligations under Participation Agreements	$14,560,606	Discounted cash flow	Discount rate	11.90%	13.82%	13.58%
If the weighted average discount rate used to value the Company’s investments were to increase, the fair value of Company’s investments would decrease. Conversely, if the weighted average discount rate used to value the Company’s investments were to decrease, the fair value of Company’s investments would increase.
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

	Years Ended September 30,
	2017	2016	2015
Amounts Included in the Statements of Operations
Base management fees	$1,202,568	$552,011	$30,058
Incentive fees on capital gains (1)	90,459	27,928	—
Operating expense reimbursement to Adviser (2)	530,619	318,550	17,753
Expense Support Payment from Adviser	—	(576,755)	(1,690,300)

Commissions, dealer manager and transaction charges incurred
Commissions, dealer manager and transaction charges (3)	$3,324,658	$3,647,210	$968,547
Reduction of transaction charge payable (4)	$(3,195,513)	$—	$—
_______________

(1)
Incentive fees on capital gains are based on 20% of net unrealized capital gains of $0.4 million and $0.1 million for the years ended September 30, 2017 and 2016, respectively. No incentive fees on capital gains are actually payable by the Company with respect to unrealized gains unless and until those gains are realized.

(2)	Amounts were primarily compensation for time spent supporting the Company’s day-to-day operations.

Notes to Financial Statements

(3)
Of the amounts, $2.3 million, $2.5 million and $0.7 million, respectively, were re-allowed to selected broker-dealers. Amounts were recorded as reductions to capital in excess of par on the statements of assets and liabilities.

(4)
As discussed in “Dealer Manager Agreement” below, on September 30, 2017, the Company adopted the Servicing Plan and the Second Amended Dealer Manager Agreement to revise the terms of the servicing fee (which was previously referred to as a transaction charge). The servicing fee is recorded as expense on the statements of operations in the period in which it incurred. In connection with the adoptions of the Servicing Plan and the Second Amended Dealer Manager Agreement, the Company reduced the previously recorded transaction charges by $3.2 million, as reflected on the statements of changes in net assets.

Due to / Due from Adviser
The Company determined that it has the right of offset on the amounts due to and due from Terra Income Advisors under the guidance in ASC Topic 210 — Balance Sheet. As such, the net amount is presented as Due to Adviser, net on the statements of assets and liabilities. The following table presents a summary of Due to Adviser, net as of September 30, 2017 and 2016:

	September 30, 2017	September 30, 2016
Due to Adviser:
Organization and offering costs (1)	$119,936	$2,051,479
Reimbursable costs - marketing and other operating expense	9,920	863,012
Base management fee and expense reimbursement payable	495,990	823,444
Incentive fees on capital gains	118,387	27,928
	744,233	3,765,863
Due from Adviser:
Expense support payments	—	2,267,055
Offering costs paid by Terra Income Fund 6, Inc.	36,306	—
Due to Adviser, net	$707,927	$1,498,808
_______________

(1)
During the year ended September 30, 2017 and in response to the general trend in capital raising for non-traded direct participation programs, the Company determined that it is highly unlikely that it will raise capital in an amount sufficient for all cumulative offering costs incurred by Terra Income Advisors to be reimbursed. Accordingly, the Company reduced the estimated amount payable to Terra Income Advisors for cumulative organization and offering costs incurred by $1.4 million.

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

Notes to Financial Statements

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
Organization and Offering Expenses
For the years ended September 30, 2017 and 2016, Terra Income Advisors did not incur organization costs on behalf of the Company. For the year ended 2015, Terra Income Advisors incurred organization costs of $0.1 million on behalf of the Company.
As of September 30, 2017 and 2016, Terra Income Advisors incurred cumulative organization costs of $0.2 million and $0.2 million, respectively, and cumulative offering costs of $3.0 million and $2.2 million, respectively, on behalf of the Company. Offering expenses consist of costs paid by Terra Income Advisors that are directly related to the registration and offering of the Company’s shares, including registration fees, legal fees and printing costs. Organization costs include those expenses paid by Terra Income Advisors for the legal organization, drafting and filing of the Company’s charter and other governance documents and include, but are not limited to, legal, accounting and filing fees.
Upon meeting the Minimum Offering Requirement, Terra Income Advisors is responsible for the payment of the Company’s cumulative organization and offering expenses to the extent such expenses exceed 1.5% of the gross proceeds from the Offering, without recourse against or reimbursement by the Company. As a result, Terra Income Advisors will bear all organization and offering expenses in excess of 1.5% of the gross proceeds from the Offering. During the year ended September 30, 2017 and in response to the general trend in capital raising for non-traded direct participation programs, the Company determined that it is highly unlikely that it will raise capital in an amount sufficient for all cumulative offering costs incurred by Terra Income Advisors to be reimbursed. Accordingly, the Company reduced the estimated amount payable to Terra Income Advisors for cumulative organization and offering costs incurred by $1.4 million. As of September 30, 2017, the Company is responsible for $1.4 million of the cumulative offering and organization costs incurred by Terra Income Advisors. As of September 30, 2017 and 2016, the amount due to Terra Income Advisors related to the offering and organization costs amounted to $0.1 million and $1.6 million, respectively, and is included in Due to Adviser, net on the statements of assets and liabilities. For the years ended September 30, 2017, 2016 and 2015, the Company made reimbursement payments of $1.0 million, $0.1 million and $0.2 million, respectively, to Terra Income Advisors for offering costs incurred on behalf of the Company.

Notes to Financial Statements

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
On April 27, 2016, the Company adopted an amended and restated dealer manager agreement (the “Amended Dealer Manager Agreement”). Under the terms of the Amended Dealer Manager Agreement, Terra Capital Markets receives selling commissions of 3.0% of gross proceeds from the Offering, dealer manager fees of up to 1.5% of the gross proceeds from the Offering, and broker-dealer fees of up to 1.0% of gross proceeds from the Offering for reimbursement of marketing and expenses, in connection with the sale of shares of the Company’s common stock in the Offering, all or a portion of which may be re-allowed to selected broker-dealers. In addition, Terra Capital Markets received a transaction charge at an annual rate of 1.125% of gross offering proceeds, excluding shares sold through the DRIP, all or a portion of which may be re-allowed to selected broker-dealers for services performed in connection with the distribution of the Company’s shares. The transaction charge was payable annually with respect to each share sold in the primary offering on the first, second, third and fourth anniversaries of the month of purchase. In connection with the adoption of the Amended Dealer Manager Agreement, Terra Capital Markets reimbursed the Company $1.3 million for commissions and dealer manager fees the Company paid related to the shares sold on and prior to February 20, 2016, the last stockholder admittance date prior to the adoption of the Amended Dealer Manager Agreement. The reimbursement amount would be paid back to Terra Capital Markets on the first, second, third and fourth anniversaries of the months of purchase.
On September 30, 2017, the Company adopted the Servicing Plan and the Second Amended Dealer Manager Agreement, which revised the terms of the servicing fee (which was previously referred to as a transaction charge). Pursuant to the Servicing Plan, Terra Capital Markets receives a servicing fee at an annual rate of 1.125% of the most recently published net asset value per share of the Company’s common stock, excluding shares sold through the DRIP, in exchange for providing certain administrative support services. With respect to each share sold, the servicing fee will be payable annually on the anniversary of the applicable month of purchase. Terra Capital Markets, in its discretion, may re-allow a portion of such servicing fee to participating dealers for performing certain administrative support services. The Servicing Plan will remain in effect for so long as such continuance is approved quarterly by the Board, including a majority of the directors who are not “interested persons” as defined in the 1940 Act and who have no direct or indirect financial interest in the operation of the Servicing Plan or in any agreements entered into in connection therewith. In addition, the Boards will review all payments made pursuant to the Servicing Plan at least quarterly. The Company will no longer incur the annual servicing fee upon the earlier of (i) the aggregate underwriting compensation from all sources, including selling commissions, dealer manager fees, broker-dealer fees, and servicing fees would exceed 10% of the gross proceeds in the Offering, (ii) with respect to a specific share, the date that such share is redeemed or is no longer outstanding, and (iii) the date, if any, upon which a liquidity event occurs. In connection with the adoptions of the Servicing Plan and the Second Amended Dealer Manager Agreement, the Company reduced the previously recorded transaction charges by $3.2 million, as reflected on the statements of changes in net assets.
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

Notes to Financial Statements

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
Participation interest purchased by the Company: The below tables list the investment interests participated by the Company via participation agreement (each, a “PA”) as of September 30, 2017 and 2016. In accordance with the terms of each PA, each Participant’s rights and obligations, including interest income and other income (e.g., exit fee and prepayment income) and related fees/expenses are based upon its respective pro-rata participation interest in such investments, as specified in the respective PA. The Company’s share of the investment is repayable only from the proceeds received from the related borrower/issuer of the investment, and therefore the Company is also subject to the credit risk (i.e., risk of default by the underlying borrower/issuer).

Notes to Financial Statements

Pursuant to each PA, the affiliated fund receives and allocates the interest income and other related investment incomes in respect of the investment to the Company. The Company pays related expenses (i.e., the base management fee) directly to Terra Income Advisors.

	Participating Interests at September 30, 2017	September 30, 2017		September 30, 2016
		Principal Balance	Fair Value	Principal Balance	Fair Value
TSG-Parcel 1, LLC (1)	11.1%	$2,000,000	$2,019,339	$2,000,000	$2,022,814
140 Schermerhorn Street Mezz LLC (1)(2)	50.0%	7,500,000	7,565,359	—	—
OHM Atlanta Owner, LLC (1)(3)	40.8%	10,000,000	10,091,628	—	—
NB Factory JV, LLC (1)(3)	68.0%	2,445,056	2,445,056	—	—
Total		$21,945,056	$22,121,382	$2,000,000	$2,022,814
_______________

(1)	Participation is with Terra Property Trust, Inc., an affiliated fund managed by Terra Income Advisors.

(2)	The Company acquired this investment in November 2016.

(3)	The Company acquired this investment in June 2017.
Transfers of participation interests by the Company: The following table summarizes the investments that were subject to PAs with investment partnerships affiliated with Terra Income Advisors as of September 30, 2017 and 2016:

			September 30, 2017
			Transfers treated as obligations under participation agreements
	Principal	Fair Value	% Transferred	Principal	Fair Value
KOP Hotel XXXI Mezz, LP (1)	$5,800,000	$5,866,063	31.0%	$1,800,000	$1,820,502
Total	$5,800,000	$5,866,063		$1,800,000	$1,820,502

			September 30, 2016
			Transfers treated as obligations under participation agreements
	Principal	Fair Value	% Transferred	Principal	Fair Value
KOP Hotel XXXI Mezz, LP. (1)	$5,800,000	$5,969,398	31.0%	$1,800,000	$1,852,572
QPT 24th Street Mezz, LLC (1)(2)	15,250,567	15,250,567	83.3%	12,708,034	12,708,034
Total	$21,050,567	$21,219,965		$14,508,034	$14,560,606
_______________

(1)	Participation is with Terra Property Trust, Inc.

(2)
The principal amount includes PIK interest of $250,567 as of September 30, 2016, of which $208,034 was treated as obligations under participation agreements. The principal amount of this investment was repaid in full in July 2017.

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

Note 5. Commitments and Contingencies
In the ordinary course of business, the Company may enter into future funding commitments, which are subject to the borrower meeting certain performance-related metrics that are monitored by the Company. As of September 30, 2017 and 2016, the Company had $4.6 million and $0.4 million of unfunded commitments, respectively. The Company expects to maintain sufficient cash on hand to fund such unfunded commitments.
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
See Note 4. “Related Party Transactions”, for a discussion of the Company’s commitments to Terra Income Advisors.
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
The following table reconciles net decrease in net assets resulting from operations to taxable income (loss):

	Years Ended September 30,
	2017	2016	2015
Net investment income (loss)	$1,282,924	$(2,316,160)	$6,194
Net change in unrealized appreciation on investments	(416,920)	(192,212)	—
Net change in unrealized appreciation on obligations under participation agreements	(27,767)	52,572	—
Amortization of deferred offering costs	375,748	1,312,811	383,182
Reduction of offering costs	(944,248)	—	—
Expense reimbursement from Adviser	—	(576,755)	(1,690,300)
Incentive fees on capital gains	90,459	—	—
Other temporary differences (1)	107,565	3,045	143,229
Total taxable income (loss)	$467,761	$(1,716,699)	$(1,157,695)
_______________

(1)	Other temporary differences primarily related to deferred origination fee and amortization of organization fee and exit fee.

Notes to Financial Statements

The following table reflects, for tax purposes, the estimated sources of the cash distributions that the Company has paid on its common stock:

	Years Ended September 30,
	2017		2016		2015
Source of Distribution	Distribution Amount (1)	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Return of capital	$4,631,433	90.8%	$2,474,642	100.0%	$125,140	100.0%
Net investment income	467,761	9.2%	—	—	—	—%
Distributions on a tax basis:	$5,099,194	100.0%	$2,474,642	100.0%	$125,140	100.0%
_______________

(1)
The Distribution Amount and Percentage reflected for the year ended September 30, 2017 are estimated figures. The actual source of distributions for the year ended September 30, 2017 will be calculated in connection with the Company’s year-end procedures.

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
For the year ended September 30, 2017, permanent difference was related to $0.6 million of amortization of deferred offering expenses. For the year ended September 30, 2016, permanent differences were related $2.8 million of disallowed net operating loss carryforwards, $1.7 million of amortization of deferred offering expenses and $2.3 million of expense reimbursement from Adviser.
As of September 30, 2017 and 2016, the Company did not have differences between book basis and tax basis cost of investments.
Note 7. Directors’ Fees
The Company’s directors who do not serve in an executive officer capacity for the Company or Terra Income Advisors are entitled to receive annual cash retainer fees, fees for attending board and committee meetings and annual fees for serving as a committee chairperson. These directors receive an annual fee of $20,000, plus $2,500 for each board meeting attended in person, $1,000 for each board meeting attended via teleconference and $1,000 for each committee meeting attended. In addition, the chairman of the audit committee receives an annual fee of $7,500 and the chairman of each of the nominating and corporate governance and the valuation committees, and any other committee, receives an annual fee of $2,500 for their additional services. For the years ended September 30, 2017, 2016 and 2015, the Company recorded $0.1 million, $0.1 million and $0.1 million for directors’ fees expense, respectively.
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
Note 8. Capital
The Company entered into a stock purchase agreement with Terra Capital Partners, the Company’s sponsor. On September 19, 2014, pursuant to a private placement, Terra Capital Partners contributed cash consideration of $125,000 to purchase approximately 11,111 shares of common stock at $11.25 per share. On October 20, 2014, pursuant to a private placement, Terra Capital Partners contributed an additional $50,000 in cash to purchase approximately 4,445 additional shares of common stock at $11.25 per share. As of September 30, 2017, the Company had 7,530,130 shares of common stock outstanding.
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

Notes to Financial Statements

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
On January 13, 2017, the Company decreased the public offering price of its common stock from $12.50 per share to $10.90 per share. The decrease in the public offering price was effective as of the Company’s January 17, 2017 bi-monthly closing and first applied to subscriptions received from January 1, 2017 through January 16, 2017.
As of September 30, 2017, the Company had unsettled subscription proceeds of $0.2 million, which is reflected as payable for unsettled stock subscriptions on the Company’s statements of assets and liabilities.
Note 9. Net Increase (Decrease) in Net Assets
Income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of September 30, 2017, 2016 and 2015, there were no dilutive shares.
The following information sets forth the computation of the weighted average net increase (decrease) in net assets per share from operations for the years ended September 30, 2017, 2016 and 2015:

	Years Ended September 30,
Basic	2017	2016	2015
Net increase (decrease) in net assets resulting from operations	$1,282,924	$(2,316,160)	$6,194
Weighted average common shares outstanding (1)	5,691,428	2,478,624	462038
Net increase (decrease) in net assets per share resulting from operations	$0.23	$(0.93)	$0.01
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
The following table reflects the Company’s distributions for the years ended September 30, 2017, 2016 and 2015:

Record Date	Payment Date	Per Share Per Day	Distributions Paid in Cash	Distributions Paid through the DRIP	Total Distributions Paid/Accrued
Year Ended September 30, 2017
October 20, 2016	October 31, 2016	$0.002733	$237,090	$123,938	$361,028
November 20, 2016	November 30, 2016	0.002733	242,959	123,376	366,335
December 20, 2016	December 31, 2016	0.002733	264,315	132,250	396,565
January 20, 2017	January 31, 2017	0.002389	245,151	120,219	365,370
February 20, 2017	February 28, 2017	0.002389	229,907	113,350	343,257
March 20, 2017	March 31, 2017	0.002389	269,633	130,692	400,325
April 20, 2017	April 30, 2017	0.002389	274,065	136,743	410,808
May 20, 2017	May 31, 2017	0.002389	296,817	151,121	447,938
June 20, 2017	June 30, 2017	0.002389	311,708	153,637	465,345
July 20, 2017	July 31, 2017	0.002389	335,112	164,935	500,047
August 20, 2017	August 31, 2017	0.002389	346,753	172,852	519,605
September 20, 2017	September 30, 2017	0.002389	349,401	173,170	522,571
			$3,402,911	$1,696,283	$5,099,194

Notes to Financial Statements

Record Date	Payment Date	Per Share Per Day	Distributions Paid in Cash	Distributions Paid through the DRIP	Total Distributions Paid/Accrued
Year Ended September 30, 2016
October 20, 2015	October 31, 2015	$0.002740	$56,467	$27,330	$83,797
November 20, 2015	November 30, 2015	0.002740	66,042	37,026	103,068
December 20, 2015	December 31, 2015	0.002740	85,246	49,294	134,540
January 20, 2016	January 31, 2016	0.002733	104,209	61,892	166,101
February 20, 2016	February 29, 2016	0.002733	109,923	66,508	176,431
March 20, 2016	March 31, 2016	0.002733	122,410	74,913	197,323
April 20, 2016	April 30, 2016	0.002733	120,402	71,051	191,453
May 20, 2016	May 31, 2016	0.002733	137,203	80,646	217,849
June 20, 2016	June 30, 2016	0.002733	164,498	96,964	261,462
July 20, 2016	July 31, 2016	0.002733	186,208	112,114	298,322
August 20, 2016	August 31, 2016	0.002733	201,876	116,537	318,413
September 20, 2016	September 30, 2016	0.002733	209,254	116,629	325,883
			$1,563,738	$910,904	$2,474,642

Record Date	Payment Date	Per Share Per Day	Distributions Paid in Cash	Distributions Paid through the DRIP	Total Distributions Paid/Accrued
Year Ended September 30, 2015
July 20, 2015	July 31, 2015	$0.002740	$21,319	$4,764	$26,083
August 24, 2015	August 31, 2015	0.002740	27,463	8,554	36,017
September 24, 2015	September 30, 2015	0.002740	42,757	20,283	63,040
			$91,539	$33,601	$125,140
Note 12. Selected Quarterly Financial Data (unaudited)

	Three Months Ended
	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016
Total investment income (1)	$1,869,522	$313,120	$1,677,618	$1,397,465
Total operating expenses (1)	903,539	654,573	1,851,433	1,954,191
Less: Expense Reimbursement from Adviser	—	—	—	—
Less: Reduction of offering costs (2)	—	(944,248)	—	—
Net operating expenses	903,539	(289,675)	1,851,433	1,954,191
Net investment income (loss)	965,983	602,795	(173,815)	(556,726)
Net change in unrealized appreciation on investments	58,838	37,569	32,601	287,912
Net change unrealized appreciation on obligations under participation agreements	4,376	55,080	44,276	(75,965)
Net increase (decrease) in net assets resulting from operations	$1,029,197	$695,444	$(96,938)	$(344,779)

Net investment income (loss) per share	$0.14	$0.10	$(0.03)	$(0.12)
Net increase (decrease) in net assets resulting from operations per share	$0.15	$0.11	$(0.02)	$(0.08)

Net asset value per share at period end	$10.00	$9.62	$9.7	$9.92

Notes to Financial Statements

	Three Months Ended
	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015
Total investment income	$1,027,797	$915,997	$828,358	$244,547
Total operating expenses	1,415,041	1,774,705	1,612,647	1,246,861
Less: Expense Reimbursement from Adviser	—	—	—	(576,755)
Net operating expenses	1,415,041	1,774,705	1,612,647	670,106
Net investment loss	(387,244)	(858,708)	(784,289)	(425,559)
Net change in unrealized appreciation on investments	(347,642)	539,854	—	—
Net change in unrealized appreciation on obligations under participation agreements	275,872	(328,444)	—	—
Net decrease in net assets resulting from operations	$(459,014)	$(647,298)	$(784,289)	$(425,559)

Net investment income per share	$(0.10)	$(0.32)	$(0.36)	$(0.33)
Net increase in net assets resulting from operations per share	$(0.12)	$(0.24)	$(0.36)	$(0.33)

Net asset value per share at period end	$10.06	$10.19	$10.24	$10.71
_______________

(1)
For the three months ended June 30, 2017, the Company suspended interest income accrual of $0.7 million on two loans, and wrote off $0.5 million of past due interest receivables and $0.3 million of exit fee accruals because recovery of such income and fee was doubtful. Under the terms of the participation agreements, the Company is not obligated to pay the participants their share of the interest income if the borrowers defaulted on their obligations. As a result, for the three months ended June 30, 2017, the Company suspended interest expense accrual of $0.5 million on this loan, and wrote off $0.4 million of interest payable and $0.1 million of exit fee accruals because it is highly unlikely that the Company would recover the interest income and exit fee from the borrower to make such payments. In July 2017, the loan was repaid in full, at which time the Company repaid the obligation under participation agreement in full.

(2)
Subsequent to March 31, 2017 and in response to the general trend in capital raising for non-traded direct participation programs, the Company determined that it is highly unlikely that it will raise capital in an amount sufficient for all cumulative offering costs incurred by Terra Income Advisors to be reimbursed. Accordingly, the Company reduced the estimated amount payable to Terra Income Advisors for cumulative organization and offering costs incurred by $1.4 million for the three months ended June 30, 2017, of which $0.9 million was recorded as Reduction of offering costs on the statements of operations and $0.5 million was recorded as a reduction to Due to Adviser, net on the statements of assets and liabilities.

Notes to Financial Statements

Note 11. Financial Highlights
The following is a schedule of financial highlights for the years ended September 30, 2017 and 2016 and for the period from June 24, 2015 (date that the Minimum Offering Requirement was met) through September 30, 2015:

	Year Ended September 30, 2017	Year Ended September 30, 2016	For the period from June 24, 2015 (date the Minimum Offering Requirement was met) through September 30, 2015
Per share data:
Net asset value at beginning of period	$10.06	$10.97	$10.97
Results of operations (1):
Net investment income (loss)	0.15	(0.99)	0.05
Net change in unrealized appreciation on investments	0.08	0.08	—
Net change in unrealized appreciation on obligations under participation agreements	—	(0.02)	—
Net increase (decrease) in net assets resulting from operations	0.23	(0.93)	0.05
Stockholder distributions (2):
Distributions from return of capital	(0.81)	(1.00)	(0.27)
Distributions from net investment income	(0.08)	—	—
Net decrease in net assets resulting from stockholder distributions	(0.89)	(1.00)	(0.27)
Capital share transactions:
Reduction of transaction charges (Note 4) (3)	0.42	—	—
Other (4)	0.18	1.02	0.22
Net increase in net assets resulting from capital share transactions	0.60	1.02	0.22
Net asset value, end of period	$10.00	$10.06	$10.97
Shares outstanding at end of period	7,530,130	4,222,358	926,357
Total return (5)	8.10%	(0.26)%	(10.36)%
Ratio/Supplemental data:
Net assets, end of period	$75,334,293	$42,474,748	$10,161,072
Ratio of net investment income (loss) to average net assets (6)	1.47%	(9.30)%	1.33%
Ratio of operating expenses to average net assets (6)	7.73%	20.73%	2.81%
Portfolio turnover	33.06%	—	—
_______________

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

(2)	The per share data for distributions reflects the actual amount of distributions declared per share during the period.

(3)	Amount is calculated based on total shares outstanding as of September 30, 2017.

(4)
The continuous issuance of shares of common stock in the Offering as well as pursuant to the DRIP may cause an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of the net asset value per share on each subscription closing date. In addition, the timing of the Company’s sales of shares during the year also impacted the net asset value per share.

(5)
Total return is calculated assuming a purchase of shares of common stock at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP.

(6)
For the year ended September 30, 2017, excluding the reduction of offering costs, the ratios of net investment loss and operating expenses to average net assets are (0.19)% and 9.38%, respectively. For the year ended September 30, 2016 and the period ended September 30, 2015, excluding the expense support and conditional reimbursement, the ratio of net investment

Notes to Financial Statements

loss to average net assets was (11.49)% and (13.82)%, respectively, and the ratio of operating expenses to average net assets were 22.91% and 77.96%, respectively.
Note 13. Subsequent Events
The management of the Company has evaluated events and transactions through the date the financial statements were issued, and has determined that there are no material events that would require adjustment to or disclosure in the Company’s financial statements other than those listed below.
From October 1, 2017 through November 20, 2017, the Company has issued 406,037 shares of common stock including shares issued pursuant to the DRIP. Total gross proceeds from these issuances including proceeds from shares issued pursuant to the DRIP were $4.2 million.

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

10.1*	Second Amended and Restated Dealer Manager Agreement, dated as of September 30, 2017.
10.2*	Servicing Plan, dated as of September 30, 2017.
10.3*	Form of Selected Dealer Agreement.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: November 20, 2017

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

Signature	Title	Date

/s/ Simon J. Mildé	Chairman and Director	November 20, 2017
Simon J. Mildé

/s/ Bruce D. Batkin	Director and Chief Executive Officer	November 20, 2017
Bruce D. Batkin	(Principal Executive Officer)

/s/ Gregory M. Pinkus	Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	November 20, 2017
Gregory M. Pinkus

/s/ Jeffrey M. Altman	Director	November 20, 2017
Jeffrey M. Altman

/s/ Michael L. Evans	Director	November 20, 2017
Michael L. Evans

/s/ Robert E. Marks	Director	November 20, 2017
Robert E. Marks