Form 10-Q
period 2017-12-31
Terra Income Fund 6, Inc.
filed 2018-02-08
CIK 1577134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2017

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

As of February 8, 2018, the registrant had 8,445,929 shares of common stock, $0.001 par value, outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Terra Income Fund 6, Inc.
Statements of Assets and Liabilities

	December 31, 2017	September 30, 2017
	(Unaudited)
Assets
Investments, at fair value — non-controlled (amortized cost of $26,963,179 and $23,297,788, respectively)	$27,295,302	$23,675,007
Investment through participation interest, at fair value — non-controlled (amortized cost of $27,060,371 and $21,889,469, respectively) (Note 4)	27,314,411	22,121,382
Total investments	54,609,713	45,796,389
Cash and cash equivalents	29,410,295	32,176,500
Cash, restricted	2,916,975	1,547,407
Interest receivable	532,126	438,001
Prepaid expenses and other assets	77,472	108,976
Total assets	87,546,581	80,067,273

Liabilities
Obligations under participation agreements, at fair value (proceeds of $1,800,000 and $1,800,000, respectively) (Note 4)	1,807,503	1,820,502
Interest reserve and other deposits held on investments	2,916,975	1,547,407
Payable for stock repurchase	654,557	—
Due to Adviser, net	556,677	707,927
Payable for unsettled stock subscriptions (Note 8)	328,824	226,642
Accrued expenses	181,008	245,948
Interest payable from obligations under participation agreements	16,900	16,250
Directors’ fees payable	5,625	5,625
Other liabilities	107,473	162,679
Total liabilities	6,575,542	4,732,980
Net assets	$80,971,039	$75,334,293

Commitments and contingencies (See Note 5)
Components of net assets:
Common stock, $0.001 par value, 450,000,000 shares authorized, and 8,211,549 and 7,530,130 shares issued and outstanding, respectively	$8,212	$7,530
Capital in excess of par	80,727,239	75,147,338
Accumulated (over-distributed) net investment income	(339,404)	(404,902)
Net change in unrealized appreciation on investments	586,163	609,132
Net change in unrealized appreciation on obligations under participation agreements	(11,171)	(24,805)
Net assets	$80,971,039	$75,334,293
Net asset value per share	$9.86	$10.00
See notes to financial statements.

Terra Income Fund 6, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended December 31,
	2017	2016
Investment income
Interest income	$1,787,889	$1,382,465
Other fee income	35,998	15,000
Total investment income	1,823,887	1,397,465
Operating expenses
Base management fees	392,563	245,239
Operating expense reimbursement to Adviser (Note 4)	206,678	115,113
Servicing fees (Note 2, Note 4)	207,055	—
Incentive fees on capital gain (1)	(3,389)	42,390
Professional fees	299,661	291,731
Marketing expenses	235,598	362,253
Interest expense from obligations under participation agreements (Note 4)	60,435	621,265
Amortization of offering costs (Note 4)	—	167,177
Insurance expense	53,469	53,466
Directors’ fees	34,625	24,125
General and administrative expenses	3,802	31,432
Total operating expenses	1,490,497	1,954,191
Net investment income (loss)	333,390	(556,726)
Net change in unrealized appreciation on investments	(22,969)	287,912
Net change in unrealized appreciation on obligations under participation agreements	13,634	(75,965)
Net increase (decrease) in net assets resulting from operations	$324,055	$(344,779)

Per common share data:
Net investment income (loss) per share	$0.04	$(0.12)
Net increase (decrease) in net assets per share resulting from operations	$0.04	$(0.08)
Weighted average common shares outstanding	7,869,435	4,475,224
_______________

(1)
Incentive fees on capital gains are based on 20% of net unrealized capital (losses) gains of $(9,335) and $211,947 for the three months ended December 31, 2017 and 2016, respectively. No incentive fees on capital gains are actually payable by the Company with respect to unrealized gains unless and until those gains are realized.

See notes to financial statements.

Terra Income Fund 6, Inc.
Statements of Changes in Net Assets
(Unaudited)

	Three Months Ended December 31,
	2017	2016
Operations
Net investment income (loss)	$333,390	$(556,726)
Net change in unrealized appreciation on investments	(22,969)	287,912
Net change in unrealized appreciation on obligations under participation agreements	13,634	(75,965)
Net increase (decrease) in net assets resulting from operations	324,055	(344,779)

Stockholder distributions
Distributions from return of capital	(1,461,001)	(1,123,928)
Distributions from net investment income	(267,892)	—
Net decrease in net assets resulting from stockholder distributions	(1,728,893)	(1,123,928)

Capital share transactions
Issuance of common stock	7,550,956	7,636,409
Selling commissions and dealer manager fees	(414,560)	(696,058)
Reinvestment of stockholder distributions	559,745	379,564
Repurchases of common stock under stock repurchase plan	(654,557)	—
Net increase in net assets resulting from capital share transactions	7,041,584	7,319,915
Net increase in net assets	5,636,746	5,851,208
Net assets, at beginning of period	75,334,293	42,474,748
Net assets, at end of period	$80,971,039	$48,325,956

Capital Share Activity
Shares outstanding, at beginning of period	7,530,130	4,222,358
Shares issued from subscriptions	692,820	616,637
Shares issued from reinvestment of stockholder distributions	54,055	31,953
Shares repurchased under stock repurchase plan	(65,456)	—
Shares outstanding, at end of period	8,211,549	4,870,948
See notes to financial statements.

Terra Income Fund 6, Inc.
Statements of Cash Flows (Unaudited)

	Three Months Ended December 31,
	2017	2016
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$324,055	$(344,779)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized appreciation on investments	22,969	(287,912)
Net change in unrealized appreciation on obligations under participation agreements	(13,634)	75,965
Amortization of deferred offering costs	—	167,177
Paid-in-kind interest, net	(19,584)	(14,471)
Amortization and accretion of investment-related fees, net	(110,300)	93,673
Amortization of discount on investments	(2,143)	(2,143)
Purchases of investments	(8,703,631)	(12,000,000)
Changes in operating assets and liabilities:
(Increase) decrease in cash, restricted	(1,369,568)	47,945
Increase in interest receivable	(94,125)	(124,752)
Increase in deferred offering costs	—	(121,135)
Decrease in prepaid expenses and other assets	31,504	195,027
(Decrease) increase in due to Adviser, net	(151,250)	523,483
Increase (decrease) in interest reserve and other deposits held on investments	1,369,568	(47,945)
Increase in unsettled stock subscriptions	102,182	340,768
Decrease in accrued expenses	(64,940)	(19,851)
Increase in interest payable from obligations under participation agreements	650	1,483
Increase in directors’ fees payable	—	18,500
Decrease in other liabilities	(4,823)	(105,581)
Net cash used in operating activities	(8,683,070)	(11,604,548)
Cash flows from financing activities:
Issuance of common stock	7,550,956	7,636,409
Payments of stockholder distributions	(1,169,148)	(744,364)
Payments of selling commissions, dealer manager fees and transaction charges	(464,943)	(410,190)
Net cash provided by financing activities	5,916,865	6,481,855
Net decrease in cash and cash equivalents	(2,766,205)	(5,122,693)
Cash and cash equivalents, at beginning of period	32,176,500	31,634,296
Cash and cash equivalents, at end of period	$29,410,295	$26,511,603
Supplemental disclosure of cash flow information:
Interest paid on obligations under participation agreements	$59,150	$441,650
Supplemental non-cash information:
Reinvestment of stockholder distributions	$559,745	$379,564

See notes to financial statements.

Terra Income Fund 6, Inc.
Schedule of Investments (unaudited)
December 31, 2017

Portfolio Company (1)	Structure	Collateral Location	Property Type	Coupon Rate	Exit Fee	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)	% of Net Assets (3)
Investments — non-controlled:
KOP Hotel XXXI Mezz, LP. (4) (5)	Mezzanine loan	US - PA	Hotel	13.00%	0.50%	11/24/2015	12/6/2022	$5,800,000	$5,788,180	$5,824,178	7.2%
Hertz Clinton One Mezzanine, LLC	Mezzanine loan	US - MS	Office	12.00%	0.00%	3/18/2016	1/1/2025	2,500,000	2,440,000	2,485,237	3.1%
GAHC3 Lakeview IN Medical Plaza, LLC (6)	B-note	US - IN	Office	11.60% + LIBOR	0.00%	6/17/2016	1/21/2019	3,438,847	3,438,847	3,438,847	4.2%
YIP Santa Maria, LLC	Mezzanine loan	US - CA	Hotel	13.00%	1.00%	11/15/2016	12/9/2019	4,500,000	4,488,904	4,567,618	5.6%
Dwight Mezz II, LLC	Mezzanine loan	US - CA	Student housing	11.00%	0.00%	5/11/2017	5/6/2027	3,000,000	3,000,000	3,000,000	3.7%
Residential X Mezz Concord, LLC and Center Associates Mezz, LLC (7)	Mezzanine Loan	US - DE	Multifamily	12.00%	2.00%	8/8/2017	9/5/2020	7,863,800	7,807,248	7,979,422	9.9%
Total investments — non-controlled									$26,963,179	$27,295,302	33.7%

Investments through participation interest — non-controlled (4)(8):
TSG-Parcel 1, LLC	Participation in first mortgage	US - CA	Land	12.00%	1.00%	7/10/2015	4/10/2018	$2,000,000	$2,020,000	$2,019,799	2.5%
140 Schermerhorn Street Mezz, LLC	Participation in mezzanine loan	US - NY	Hotel	12.00%	1.00%	11/16/2016	12/1/2019	7,500,000	7,481,045	7,565,632	9.3%
OHM Atlanta Owner, LLC	Participation in first mortgage	US - GA	Land	12.00%	1.00%	6/20/2017	6/20/2018	11,224,490	11,227,457	11,330,499	14.0%
NB Factory JV, LLC	Participation in preferred equity investment	US - UT	Student Housing	15.00%	0.00%	6/29/2017	6/26/2020	2,445,056	2,445,056	2,445,056	3.0%
CGI 1100 Biscayne Management Holdco, LLC	Participation in mezzanine loan	US - FL	Hotel	Current 12% PIK 4%	1.00%	11/17/2017	5/17/2019	3,919,584	3,886,813	3,953,425	4.9%
Total investments through participation interest — non-controlled									$27,060,371	$27,314,411	33.7%

Total Investments									$54,023,550	$54,609,713	67.4%
_______________

(1)
All of the Company’s investments are issued by an eligible U.S. portfolio company, as defined in the Investment Company Act of 1940. All of the Company’s borrowers are in the diversified real estate industry.

(2)	Because there is no readily available market for these investments, the fair value of these investments are approved in good faith by the Company’s board of directors.

(3)	Percentages are based on net assets of $81.0 million as of December 31, 2017.

(4)	Participation interest is with Terra Property Trust, Inc., a related-party real estate investment trust managed by an affiliate of the Company’s sponsor.

(5)
The loan participations from the Company do not qualify for sale accounting under Accounting Standards Codification (“ASC”) Topic 860 — Transfers and Servicing (“ASC Topic 860”), and therefore, these loans remain in the Schedule of Investments. See “Obligations under Participation Agreements” in Note 3 in the accompanying notes to the financial statements.

(6)	The interest rate for this investment is indexed to London Interbank Offered Rate (“LIBOR”). At December 31, 2017, the effective interest rate on this investment was 12.84%.

(7)	As of December 31, 2017, this investment had an unfunded commitment of $2.2 million.

(8)	See “Participation Agreements” in Note 4 in the accompanying notes to the financial statements.
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

Terra Income Fund 6, Inc.
Notes to Financial Statements (Unaudited)

Note 1. Principal Business and Organization
Terra Income Fund 6, Inc. (the “Company”) was incorporated under the general corporation laws of the State of Maryland on May 15, 2013. On March 2, 2015, the Company filed a public registration statement on Form N-2 (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) to offer a minimum of $2.0 million of common stock and a maximum of $1.0 billion of common stock in a continuous public offering (the “Offering”). The Company formally commenced operations on June 24, 2015, upon raising gross proceeds in excess of $2.0 million (the “Minimum Offering Requirement”) from sales of shares of its common stock in the Offering, including sales to persons who are affiliated with the Company or its adviser, Terra Income Advisors, LLC (“Terra Income Advisors” or the “Adviser”). Since commencing the Offering and through December 31, 2017, the Company has sold 7,984,301 shares of common stock, including shares purchased by Terra Capital Partners, LLC, the Company’s sponsor, and excluding shares sold through the distribution reinvestment plan (“DRIP”), in both an initial private placement and from the Offering, for gross proceeds of $93.9 million. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be taxed for federal income tax purposes, and to qualify annually thereafter, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).The Company’s investment activities are externally managed by Terra Income Advisors, a private investment firm affiliated with the Company, pursuant to an investment advisory and administrative services agreement (the “Investment Advisory Agreement”), under the oversight of the Company’s board of directors (the “Board”), a majority of whom are independent directors. Terra Income Advisors is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (see Note 4).
The Company has retained Terra Capital Markets, LLC (“Terra Capital Markets”), an affiliate of Terra Income Advisors, to serve as the dealer manager of the Offering. As dealer manager, Terra Capital Markets is responsible for marketing the Company’s shares being offered pursuant to the Offering. The Company has filed and intends to continue to file post-effective amendments to the Registration Statement that are subject to SEC review to allow it to continue the Offering for at least two years from the initial effective date of the Registration Statement.
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
Organization and Offering Expenses:  Organization expenses are expensed on the Company’s statements of operations in the period in which they were incurred. All offering costs incurred during the offering period are recorded as deferred charge and amortized over twelve months from the date the cost is incurred, with the exception of those costs that were incurred prior to the commencement of operations on June 24, 2015, which were amortized over a 12-month period from that date forward.
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
The Company may hold debt investments in its portfolio that contain PIK interest provisions. The PIK interest, which represents contractually deferred interest that is added to the principal balance that is due at maturity, is recorded on the accrual basis.
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
Servicing Fee: The Company pays Terra Capital Markets a servicing fee at an annual rate of 1.125% of the most recently published net asset value per share, excluding shares sold through the DRIP, in exchange for providing certain administrative support services (Note 4) to stockholders such as establishing and maintain stockholder accounts, customer service support and assisting stockholders in changing account options, account designations and account addresses. The servicing fee is recorded as expense on the statements of operations in the period in which it was incurred.
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
The Company did not have any uncertain tax positions that met the recognition or measurement criteria under accounting for Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its statements of operations. For the three months ended December 31, 2017 and 2016, the Company did not incur any interest or penalties. Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The Company’s inception-to-date federal tax years remain subject to examination by the Internal Revenue Service and the state department of revenue.
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
The financial statements include investments at fair value of $54.6 million and $45.8 million at December 31, 2017 and September 30, 2017, respectively, and obligations under participation agreements at fair value of $1.8 million and $1.8 million at December 31, 2017 and September 30, 2017, respectively. These fair values have been determined in good faith by the Board. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments and obligations under participation agreements, and the differences could be material.
Recent Accounting Pronouncements: In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or services. The Company will adopt ASU 2014-09 on January 1, 2018 using the cumulative effect transition method. The Company does not expect the adoption of ASU 2014-09 to have a material impact on its financial statements and disclosures.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 retains many current requirements for the classification and measurement of financial instruments; however, it significantly revises an entity’s accounting related to (i) the classification and measurement of investments in equity securities and (ii) the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments. This guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is not permitted for public business entities. The Company does not expect the adoption of ASU 2016-02 to have a material impact on its financial statements and disclosures.
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
In October 2016, the SEC adopted new rules and amended rules (together, “Final Rules”) intended to modernize the reporting and disclosure of information by registered investment companies. In part, the Final Rules amend Regulation S-X and require standardized, enhanced disclosure about derivatives in investment company financial statements, as well as other amendments. The adoption of the Final Rules did not have a material impact on its financial statements and disclosures.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, a Consensus of the FASB’s Emerging Issues Task Force (“ASU 2016-18”). ASU 2016-18 requires that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 does not provide a definition of restricted cash or restricted cash equivalents. ASU 2016-18 is effective for public business entities for annual and interim periods beginning after December 15, 2017. For all other entities, ASU 2016-18 is effective for fiscal years beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period, and should be applied using a retrospective transition method. The Company does not expect the adoption of ASU 2016-18 to have a material impact on its financial statements and disclosures.

Notes to Financial Statements (Unaudited)

Note 3. Investments
The following tables show the composition of the investment portfolio, at amortized cost and fair value at December 31, 2017 and September 30, 2017, respectively (with corresponding percentage of total portfolio investments):

	December 31, 2017
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Loans	$26,963,179	49.9%	$27,295,302	50.0%
Loans through participation interest (Note 4)	27,060,371	50.1%	27,314,411	50.0%
Total	$54,023,550	100.0%	$54,609,713	100.0%

	September 30, 2017
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Loans	$23,297,788	51.6%	$23,675,007	51.7%
Loans through participation interest (Note 4)	21,889,469	48.4%	22,121,382	48.3%
Total	$45,187,257	100.0%	$45,796,389	100.0%
Obligations under Participation Agreements
The Company has elected the fair value option relating to accounting for debt obligations at their fair value for its obligations under participation agreements which arose due to partial loan sales which did not meet the criteria for sale treatment. The Company employs the same yield approach valuation methodology used for the real-estate related loan investments on the Company’s obligations under participation agreements. As of December 31, 2017 and September 30, 2017, obligations under participation agreements at fair value totaled $1.8 million and $1.8 million, respectively, and the fair value of the loans that are associated with these obligations under participation agreements was $5.8 million and $5.9 million, respectively, (See “Participation Agreements” in Note 4). For the three months ended December 31, 2017 and 2016, there were no repayments on obligations under participation agreements. The weighted average interest rate on the obligations under participation agreements was 13.0% as of both December 31, 2017 and September 30, 2017.
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

Notes to Financial Statements (Unaudited)

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
Valuation Methodology
Market quotations are not readily available for the Company’s real estate-related loan investments, all of which are included in Level 3 of the fair value hierarchy, and therefore these investments are valued utilizing a yield approach, i.e. a discounted cash flow methodology to arrive at an estimate of the fair value of each respective investment in the portfolio using an estimated market yield. In following this methodology, investments are evaluated individually, and management takes into account, in determining the risk-adjusted discount rate for each of the Company’s investments, relevant factors, including available current market data on applicable yields of comparable debt/preferred equity instruments; market credit spreads and yield curves; the investment’s yield; covenants of the investment, including prepayment provisions; the portfolio company’s ability to make payments, net operating income and DSCR; construction progress reports and construction budget analysis; the nature, quality and realizable value of any collateral (and loan-to-value ratio); the forces that influence the local markets in which the asset (the collateral) is purchased and sold, such as capitalization rates, occupancy rates, rental rates and replacement costs; and the anticipated duration of each real estate-related loan investment.
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

Notes to Financial Statements (Unaudited)

The following tables present fair value measurements of investments, by major class, as of December 31, 2017 and September 30, 2017, according to the fair value hierarchy:

	December 31, 2017
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Loans	$—	$—	$27,295,302	$27,295,302
Loans through participation interest	—	—	27,314,411	27,314,411
Total Investments	$—	$—	$54,609,713	$54,609,713

Obligations under participation agreements	$—	$—	$1,807,503	$1,807,503

	September 30, 2017
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Loans	$—	$—	$23,675,007	$23,675,007
Loans through participation interest	—	—	22,121,382	22,121,382
Total Investments	$—	$—	$45,796,389	$45,796,389

Obligations under participation agreements	$—	$—	$1,820,502	$1,820,502
Changes in Level 3 investments for the three months ended December 31, 2017 and 2016 were as follows:

	Three Months Ended December 31, 2017
	Loans	Loans Through Participation	Total Investments	Obligations under Participation Agreements
Balance as of October 1, 2017	$23,675,007	$22,121,382	$45,796,389	$1,820,502
Purchases of investments	3,630,386	5,073,245	8,703,631	—
Net change in unrealized appreciation on investments	(45,095)	22,126	(22,969)	—
Amortization and accretion of investment-related fees, net	32,861	78,074	110,935	635
PIK interest income	—	19,584	19,584	—
Amortization of discount and premium on investments, net	2,143	—	2,143	—
Net change in unrealized appreciation on obligations under participation agreements	—	—	—	(13,634)
Balance as of December 31, 2017	$27,295,302	$27,314,411	$54,609,713	$1,807,503
Net change in unrealized appreciation for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized appreciation on investments and obligations under participation agreements	$(45,095)	$22,126	$(22,969)	$(13,634)

Notes to Financial Statements (Unaudited)

	Three Months Ended December 31, 2016
	Loans	Loans Through Participation	Total Investments	Obligations under Participation Agreements
Balance as of October 1, 2016	$26,723,922	$2,022,814	$28,746,736	$14,560,606
Purchases of investments	4,500,000	7,500,000	12,000,000	—
Net change in unrealized appreciation on investments	169,058	118,854	287,912	—
PIK interest income	86,657	—	86,657	—
Amortization and accretion of investment-related fees, net	(5,654)	(48,918)	(54,572)	39,101
Amortization of discount and premium on investments, net	2,143	—	2,143	—
PIK interest expense	—	—	—	72,186
Net change in unrealized appreciation on obligations under participation agreements	—	—	—	75,965
Balance as of December 31, 2016	$31,476,126	$9,592,750	$41,068,876	$14,747,858
Unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net unrealized appreciation on investments and obligations under participation agreements	$169,058	$118,854	$287,912	$75,965
Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur. For the three months ended December 31, 2017 and 2016, there were no transfers.
Significant Unobservable Inputs
The following table summarizes the significant unobservable inputs used by the Company to value the Level 3 investments as of December 31, 2017 and September 30, 2017. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

December 31, 2017
		Primary Valuation Technique	Unobservable Input	Range		Weighted
Asset Category	Fair Value			Minimum	Maximum	Average
Assets:
Loans	$27,295,302	Discounted cash flow	Discount rate	11.00%	13.20%	12.37%
Loans through participation interest	27,314,411	Discounted cash flow	Discount rate	12.00%	16.00%	12.90%
Total Level 3 Assets	$54,609,713
Liabilities:
Obligations under Participation Agreements	$1,807,503	Discounted cash flow	Discount rate	13.20%	13.20%	13.20%

September 30, 2017
		Primary Valuation Technique	Unobservable Input	Range		Weighted
Asset Category	Fair Value			Minimum	Maximum	Average
Assets:
Loans	$23,675,007	Discounted cash flow	Discount rate	9.43%	13.00%	11.84%
Loans through participation interest	22,121,382	Discounted cash flow	Discount rate	12.00%	15.00%	12.39%
Total Level 3 Assets	$45,796,389
Liabilities:
Obligations under Participation Agreements	$1,820,502	Discounted cash flow	Discount rate	12.60%	12.60%	12.60%

Notes to Financial Statements (Unaudited)

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

	Three Months Ended December 31,
	2017	2016
Amounts Included in the Statements of Operations
Base management fees	$392,563	$245,239
Incentive fees on capital gains (1)	(3,389)	42,390
Operating expense reimbursement to Adviser (2)	206,678	115,113
Servicing fees (3)	207,055	—

Commissions, dealer manager fees and transaction charges incurred
Commissions, dealer manager fees and transaction charges (3)(4)	$414,560	$698,478
_______________

(1)
Incentive fees on capital gains are based on 20% of net unrealized capital (losses) gains of $9,335 and $211,947 for the three months ended December 31, 2017 and September 30, 2017, respectively. No incentive fees on capital gains are actually payable by the Company with respect to unrealized gains unless and until those gains are realized.

(2)	Amounts were primarily compensation for time spent supporting the Company’s day-to-day operations.

(3)
As discussed in “Dealer Manager Agreement” below, on September 30, 2017, the Company adopted the Servicing Plan and the Second Amended Dealer Manager Agreement to revise the terms of the servicing fee (which was previously referred to as a transaction charge). The servicing fee is recorded as expense on the statements of operations in the period in which it incurred. Prior to September 30, 2017, the servicing fee was recorded as a reduction to capital.

(4)
Of the amount, $0.3 million and $0.5 million for the three months ended December 31, 2017 and September 30, 2017, respectively, were re-allowed to selected broker-dealers. Amounts were recorded as reductions to capital in excess of par on the statements of assets and liabilities.

Due to / Due from Adviser
The Company determined that it has the right of offset on the amounts due to and due from Terra Income Advisors under the guidance in ASC Topic 210 — Balance Sheet. As such, the net amount is presented as Due to Adviser, net on the statements of assets and liabilities. The following table presents a summary of Due to Adviser, net as of December 31, 2017 and September 30, 2017:

	December 31, 2017	September 30, 2017
Due to Adviser:
Organization and offering costs	$39,943	$119,936
Reimbursable costs - marketing and other operating expense	9,920	9,920
Base management fee and expense reimbursement payable	396,516	495,990
Incentive fees on capital gains	114,998	118,387
	561,377	744,233
Due from Adviser:
Offering costs paid by Terra Income Fund 6, Inc.	4,700	36,306
Due to Adviser, net	$556,677	$707,927

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

Notes to Financial Statements (Unaudited)

Organization and Offering Expenses
For the three months ended December 31, 2017 and 2016, Terra Income Advisors did not incur organization costs on behalf of the Company.
As of December 31, 2017 and September 30, 2017, Terra Income Advisors incurred cumulative organization costs of $0.2 million and $0.2 million, respectively, and cumulative offering costs of $3.2 million and $3.0 million, respectively, on behalf of the Company. Offering expenses consist of costs paid by Terra Income Advisors that are directly related to the registration and offering of the Company’s shares, including registration fees, legal fees and printing costs. Organization costs include those expenses paid by Terra Income Advisors for the legal organization, drafting and filing of the Company’s charter and other governance documents and include, but are not limited to, legal, accounting and filing fees.
Upon meeting the Minimum Offering Requirement, Terra Income Advisors is responsible for the payment of the Company’s cumulative organization and offering expenses to the extent such expenses exceed 1.5% of the gross proceeds from the Offering, without recourse against or reimbursement by the Company. As a result, Terra Income Advisors will bear all organization and offering expenses in excess of 1.5% of the gross proceeds from the Offering. As of December 31, 2017, the Company is responsible for $1.4 million of the cumulative offering and organization costs incurred by Terra Income Advisors. As of December 31, 2017 and September 30, 2017, the amount due to Terra Income Advisors related to the offering and organization costs amounted to $0.1 million and $0.1 million, respectively, and is included in Due to Adviser, net on the statements of assets and liabilities. For the three months ended December 31, 2017 and 2016, the Company made reimbursement payments of $0.1 million and $0.3 million, respectively, to Terra Income Advisors for offering costs incurred on behalf of the Company.
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
On September 30, 2017, the Board adopted the Servicing Plan and the Second Amended Dealer Manager Agreement, which revised the terms of the servicing fee (which was previously referred to as a transaction charge). Pursuant to the Servicing Plan, Terra Capital Markets receives a servicing fee at an annual rate of 1.125% of the most recently published net asset value per share of the Company’s common stock, excluding shares sold through the DRIP, in exchange for providing certain administrative support services. With respect to each share sold, the servicing fee will be payable annually on the anniversary of the applicable month of purchase. Terra Capital Markets, in its discretion, may re-allow a portion of such servicing fee to participating dealers for performing certain administrative support services. The Servicing Plan will remain in effect for so long as such continuance is approved quarterly by the Board, including a majority of the directors who are not “interested persons” as defined in the 1940 Act and who have no direct or indirect financial interest in the operation of the Servicing Plan or in any agreements entered into in connection therewith. In addition, the Boards will review all payments made pursuant to the Servicing Plan at least quarterly. The Company will no longer incur the annual servicing fee upon the earlier of (i) the aggregate underwriting compensation from all sources, including selling commissions, dealer manager fees, broker-dealer fees, and servicing fees would exceed 10% of the gross proceeds in the Offering, (ii) with respect to a specific share, the date that such share is redeemed or is no longer outstanding, and (iii) the date, if any, upon which a liquidity event occurs.

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

Notes to Financial Statements (Unaudited)

Participation interest purchased by the Company: The below tables list the investment interests participated by the Company via participation agreement (each, a “PA”) as of December 31, 2017 and September 30, 2017. In accordance with the terms of each PA, each Participant’s rights and obligations, including interest income and other income (e.g., exit fee and prepayment income) and related fees/expenses are based upon its respective pro-rata participation interest in such investments, as specified in the respective PA. The Company’s share of the investment is repayable only from the proceeds received from the related borrower/issuer of the investment, and therefore the Company is also subject to the credit risk (i.e., risk of default by the underlying borrower/issuer).
Pursuant to each PA, the affiliated fund receives and allocates the interest income and other related investment incomes in respect of the investment to the Company. The Company pays related expenses (i.e., the base management fee) directly to Terra Income Advisors.

	Participating Interests at December 31, 2017	December 31, 2017		September 30, 2017
		Principal Balance	Fair Value	Principal Balance	Fair Value
TSG-Parcel 1, LLC (1)	11.1%	$2,000,000	$2,019,799	$2,000,000	$2,019,339
140 Schermerhorn Street Mezz LLC (1)	50.0%	7,500,000	7,565,632	7,500,000	7,565,359
OHM Atlanta Owner, LLC (1)	40.8%	11,224,490	11,330,499	10,000,000	10,091,628
NB Factory JV, LLC (1)	68.0%	2,445,056	2,445,056	2,445,056	2,445,056
CGI 1100 Biscayne Management Holdco, LLC (1)	16.0%	3,919,584	3,953,425	—	—
Total		$27,089,130	$27,314,411	$21,945,056	$22,121,382
_______________

(1)	Participation held in the name of Terra Property Trust, Inc., an affiliated fund managed by Terra Income Advisors.

(2)	The principal amount includes PIK interest of $19,584 as of December 31, 2017.

Transfers of participation interests by the Company: The following table summarizes the investments that were subject to PAs with investment partnerships affiliated with Terra Income Advisors as of December 31, 2017 and September 30, 2017:

			December 31, 2017
			Transfers treated as obligations under participation agreements
	Principal	Fair Value	% Transferred	Principal	Fair Value
KOP Hotel XXXI Mezz, LP. (1)	$5,800,000	$5,824,178	31.0%	$1,800,000	$1,807,503

			September 30, 2017
			Transfers treated as obligations under participation agreements
	Principal	Fair Value	% Transferred	Principal	Fair Value
KOP Hotel XXXI Mezz, LP. (1)	$5,800,000	$5,878,111	31.0%	$1,800,000	$1,820,502
_______________

(1)	Participant is Terra Property Trust, Inc.
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

Notes to Financial Statements (Unaudited)

opportunities for the Company, in part by allowing the Company to participate in larger investments, together with its Co-Investment Affiliates, than would be available to the Company if it had not obtained such relief.
Note 5. Commitments and Contingencies
In the ordinary course of business, the Company may enter into future funding commitments, which are subject to the borrower meeting certain performance-related metrics that are monitored by the Company. As of December 31, 2017 and September 30, 2017, the Company had $2.2 million and $4.6 million of unfunded commitments. The Company expects to maintain sufficient cash on hand to fund such unfunded commitments.
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
On December 22, 2017, the tax legislation commonly referred to as the Tax Cuts and Jobs Act was signed into law, generally applying in taxable years beginning after December 31, 2017. See Part II — Other Information—Item 1A. Risk Factor for more information about this new law.
The following table reconciles net increase (decrease) in net assets resulting from operations to taxable income (loss):

	Three Months Ended December 31,
	2017	2016
Net increase (decrease) in net assets resulting from operations	$324,055	$(344,779)
Net change in unrealized appreciation on investments	22,969	(287,912)
Net change in unrealized appreciation on obligations under participation agreements	(13,634)	75,965
Amortization of deferred offering costs	—	167,177
Incentive fees on capital gains	(3,389)	42,390
Other temporary differences (1)	(62,109)	53,391
Total taxable loss	$267,892	$(293,768)
_______________

(1)	Other temporary differences primarily related to capitalization and amortization of transaction related fees.

Notes to Financial Statements (Unaudited)

The following table reflects, for tax purposes, the estimated sources of the cash distributions that the Company has paid on its common stock during the three months ended December 31, 2017 and 2016:

	Three Months Ended December 31,
	2017		2016
Source of Distribution	Distribution Amount (1)	Percentage	Distribution Amount (1)	Percentage
Return of capital	$1,461,001	84.5%	$1,123,928	100.0%
Net investment income	267,892	15.5%	—	—%
Distributions on a tax basis:	$1,728,893	100.0%	$1,123,928	100.0%
_______________

(1)
The Distribution Amount and Percentage reflected for the three months ended December 31, 2017 are estimated figures. The actual source of distributions for the year ended September 30, 2018 will be calculated in connection with the Company’s year-end procedures.

As of December 31, 2017, the Company did not have differences between book basis and tax basis cost of investments.
Note 7. Directors’ Fees
The Company’s directors who do not serve in an executive officer capacity for the Company or Terra Income Advisors are entitled to receive annual cash retainer fees, fees for attending board and committee meetings and annual fees for serving as a committee chairperson. These directors receive an annual fee of $20,000, plus $2,500 for each board meeting attended in person, $1,000 for each board meeting attended via teleconference and $1,000 for each committee meeting attended. In addition, the chairman of the audit committee receives an annual fee of $7,500 and the chairman of each of the nominating and corporate governance and the valuation committees, and any other committee, receives an annual fee of $2,500 for their additional services. For the three months ended December 31, 2017 and 2016, the Company recorded $34,625 and $24,125, respectively, for directors’ fees expense.
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
Note 8. Capital
The Company entered into a stock purchase agreement with Terra Capital Partners, the Company’s sponsor. On September 19, 2014, pursuant to a private placement, Terra Capital Partners contributed cash consideration of $125,000 to purchase approximately 11,111 shares of common stock at $11.25 per share. On October 20, 2014, pursuant to a private placement, Terra Capital Partners contributed an additional $50,000 in cash to purchase approximately 4,445 additional shares of common stock at $11.25 per share. As of December 31, 2017, the Company had 8,211,549 shares of common stock outstanding.
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
On November 16, 2017, the Board approved a share repurchase offer pursuant to the Company’s share repurchase program to purchase 111,881 shares of the Company’s common stock at $10.0 per share. From the commencement of the share repurchase program on November 24, 2017 through the end of the program on December 29, 2017, the Company repurchased 65,456 shares of its common stock for $0.7 million.
As of December 31, 2017 and September 30, 2017, the Company had unsettled subscription proceeds of $0.3 million and $0.2 million, respectively, which is reflected as payable for unsettled stock subscriptions on the Company’s statements of assets and liabilities.
Note 9. Net Increase (Decrease) in Net Assets
Income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of December 31, 2017 and September 30, 2017, there were no dilutive shares.
The following information sets forth the computation of the weighted average net increase (decrease) in net assets per share from operations for the three months ended December 31, 2017 and 2016:

	Three Months Ended December 31,
Basic	2017	2016
Net increase (decrease) in net assets resulting from operations	$324,055	$(344,779)
Weighted average common shares outstanding	7,869,435	4,475,224
Net increase (decrease) in net assets per share resulting from operations	$0.04	$(0.08)
Note 10. Distributions
Distributions from net investment income and capital gain distributions are determined in accordance with U.S. federal income tax regulations, which differ from U.S. GAAP.
The following table reflects the Company’s distributions for the three months ended December 31, 2017 and 2016:

Record Date	Payment Date	Per Share Per Day	Distributions Paid in Cash	Distributions Paid through the DRIP	Total Distributions Paid/Accrued
Three Months Ended December 31, 2017
October 20, 2017	October 31, 2017	$0.002389	$379,643	$182,495	$562,138
November 20, 2017	November 30, 2017	0.002389	383,269	182,003	565,272
December 20, 2017	December 31, 2017	0.002389	406,236	195,247	601,483
			$1,169,148	$559,745	$1,728,893

Record Date	Payment Date	Per Share Per Day	Distributions Paid in Cash	Distributions Paid through the DRIP	Total Distributions Paid/Accrued
Three Months Ended December 31, 2016
October 20, 2016	October 31, 2016	$0.002733	$237,090	$123,938	$361,028
November 20, 2016	November 30, 2016	0.002733	242,959	123,376	366,335
December 20, 2016	December 31, 2016	0.002733	264,315	132,250	396,565
			$744,364	$379,564	$1,123,928

Notes to Financial Statements (Unaudited)

Note 11. Financial Highlights
The following is a schedule of financial highlights for the three months ended December 31, 2017 and 2016:

	Three Months Ended December 31,
	2017	2016
Per share data:
Net asset value at beginning of period	$10.00	$10.06
Results of operations (1):
Net investment income (loss)	0.04	(0.12)
Net change in unrealized appreciation on investments	—	0.06
Net change in unrealized appreciation on obligations under participation agreements	—	(0.02)
Net increase (decrease) in net assets resulting from operations	0.04	(0.08)
Stockholder distributions (2):
Distributions from return of capital	(0.19)	(0.25)
Distributions from net investment income	(0.03)	—
Net decrease in net assets resulting from stockholder distributions	(0.22)	(0.25)
Capital share transactions:
Other (3)	0.04	0.19
Net increase in net assets resulting from capital share transactions	0.04	0.19
Net asset value, end of period	$9.86	$9.92
Shares outstanding at end of period	8,211,549	4,870,948
Total return (4)	0.71%	0.71%
Ratio/Supplemental data:
Net assets, end of period	$80,971,039	$48,325,956
Ratio of net investment income (loss) to average net assets	1.69%	(4.87)%
Ratio of operating expenses to average net assets	7.58%	4.30%
Portfolio turnover	—%	—%
_______________

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

(2)	The per share data for distributions reflects the actual amount of distributions declared per share during the period.

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
From January 1, 2018 through February 8, 2018, the Company has issued 234,380 shares of common stock, including shares issued pursuant to the DRIP. The gross proceeds from these issuances including proceeds from shares issued pursuant to the DRIP were $2.3 million.

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

	December 31, 2017
	Gross Investments		Transfers Treated as Obligations Under Participation Agreements		Net Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair value
OHM Atlanta Owner, LLC	$11,227,457	$11,330,499	$—	$—	$11,227,457	$11,330,499
Residential X Mezz Concord LLC and Center Associates Mezz LLC	7,807,248	7,979,422	—	—	7,807,248	7,979,422
140 Schermerhorn Street Mezz LLC	7,481,045	7,565,632	—	—	7,481,045	7,565,632
KOP Hotel XXXI Mezz, LP.	5,788,180	5,824,178	1,796,332	1,807,503	3,991,848	4,016,675
YIP Santa Maria LLC	4,488,904	4,567,618	—	—	4,488,904	4,567,618
CGI 1100 Biscayne Management Holdco, LLC	3,886,813	3,953,425	—	—	3,886,813	3,953,425
GAHC3 Lakeview IN Medical Plaza, LLC	3,438,847	3,438,847	—	—	3,438,847	3,438,847
Dwight Mezz II LLC	3,000,000	3,000,000	—	—	3,000,000	3,000,000
NB Factory JV, LLC	2,445,056	2,445,056	—	—	2,445,056	2,445,056
Hertz Clinton One Mezzanine, LLC	2,440,000	2,485,237	—	—	2,440,000	2,485,237
TSG-Parcel 1, LLC	2,020,000	2,019,799	—	—	2,020,000	2,019,799
	$54,023,550	$54,609,713	$1,796,332	$1,807,503	$52,227,218	$52,802,210

	September 30, 2017
	Gross Investments		Transfers Treated as Obligations Under Participation Agreements		Net Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair value
OHM Atlanta Owner, LLC	$9,955,647	$10,091,628	$—	$—	$9,955,647	$10,091,628
140 Schermerhorn Street Mezz, LLC	7,468,766	7,565,359	—	—	7,468,766	7,565,359
KOP Hotel XXXI Mezz, LP.	5,786,133	5,866,063	1,795,696	1,820,502	3,990,437	4,045,561
YIP Santa Maria, LLC	4,481,473	4,538,492	—	—	4,481,473	4,538,492
Residential X Mezz Concord, LLC and Center Associates Mezz, LLC	4,175,118	4,315,751	—	—	4,175,118	4,315,751
GAHC3 Lakeview IN Medical Plaza, LLC	3,417,207	3,428,041	—	—	3,417,207	3,428,041
Dwight Mezz II, LLC	3,000,000	3,000,000	—	—	3,000,000	3,000,000
NB Factory JV, LLC	2,445,056	2,445,056	—	—	2,445,056	2,445,056
Hertz Clinton One Mezzanine, LLC	2,437,857	2,526,660	—	—	2,437,857	2,526,660
TSG-Parcel 1, LLC	2,020,000	2,019,339	—	—	2,020,000	2,019,339
	$45,187,257	$45,796,389	$1,795,696	$1,820,502	$43,391,561	$43,975,887

	Three Months Ended December 31,
	2017		2016
	Weighted Average Principal Amount	Weighted Average Coupon Rate	Weighted Average Principal Amount	Weighted Average Coupon Rate
Gross investments	$50,620,132	12.5%	$34,423,584	13.1%
Obligations under participation agreements	(1,800,000)	13.0%	(14,300,000)	13.9%
Net investments	$48,820,132	12.5%(1)	$20,123,584	12.6%(1)
_______________

(1)
Represents net interest income over the period calculated using the weighted average coupon rate and weighted average principal amount shown on the table (interest income on the investments less interest expense) divided by the weighted average principal amount of the net investments during the period.

Portfolio Investment Activity
For the three months ended December 31, 2017 and 2016, we invested $8.7 million and $12.0 million in new loans, respectively, and had no repayments, resulting in net gross investments made of $8.7 million and $12.0 million, respectively, for the periods.
Our portfolio composition, based on fair value at December 31, 2017 and September 30, 2017 was as follows:

	December 31, 2017		September 30, 2017
	Percentage of Total Portfolio	Weighted Average Yield (1)	Percentage of Total Portfolio	Weighted Average Yield (1)
Loans	50.0%	12.4%	51.7%	12.4%
Loans through participation interest (Note 4)	50.0%	12.8%	48.3%	12.3%
Total	100.0%	12.6%	100.0%	12.4%
_______________

(1)	Based upon the principal value of our debt investments.
The following table shows the portfolio composition by property type grouping based on fair value at December 31, 2017 and September 30, 2017:

	December 31, 2017		September 30, 2017
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Hotel	$21,910,853	40.2%	$17,969,914	39.2%
Land	13,350,298	24.4%	12,110,967	26.5%
Office	5,924,084	10.8%	5,954,701	13.0%
Student housing	5,445,056	10.0%	5,445,056	11.9%
Multifamily	7,979,422	14.6%	4,315,751	9.4%
Total	$54,609,713	100.0%	$45,796,389	100.0%
The following table presents the fair value measurements at December 31, 2017 and September 30, 2017:

	December 31, 2017		September 30, 2017
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Loans	$27,295,302	50.0%	23,675,007	51.7%
Loans through participation interest (Note 4)	27,314,411	50.0%	22,121,382	48.3%
Total	$54,609,713	100.0%	45,796,389	100.0%

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
As of December 31, 2017 and September 30, 2017, obligations under participation agreements at fair value totaled $1.8 million and $1.8 million, respectively, and the fair value of the loans that are associated with these obligations under participation agreements was $5.8 million and $5.9 million, respectively. During the three months ended December 31, 2017 and 2016, there were no repayments on obligations under participation agreements. The weighted average interest rate on our obligations under participation agreements was 13.0% as of both December 31, 2017 and September 30, 2017.
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
Operating results for the three months ended December 31, 2017 and 2016 were as follows:

	Three Months Ended December 31,
	2017	2016	Change
Total investment income	$1,823,887	$1,397,465	$426,422
Total operating expenses	1,490,497	1,954,191	(463,694)
Net investment income (loss)	333,390	(556,726)	890,116
Net change in unrealized appreciation on investments	(22,969)	287,912	(310,881)
Net change in unrealized appreciation on obligations under participation agreements	13,634	(75,965)	89,599
Net increase (decrease) in net assets resulting from operations	$324,055	$(344,779)	$668,834
Investment Income
The composition of our investment income for the three months ended December 31, 2017 and 2016 were as follows:

	Three Months Ended December 31,
	2017	2016	Change
Interest income	$1,787,889	$1,382,465	$405,424
Other fee income	35,998	15,000	20,998
Total investment income	$1,823,887	$1,397,465	$426,422
Interest Income
For the three months ended December 31, 2017 as compared to the same period in 2016, interest income increased by $0.4 million, primarily due to higher weighted-average investment balance partially offset by lower weighted-average interest rate on the investments. For the three months ended months ended December 31, 2017, our weighted-average investment balance was approximately $50.6 million and weighted-average annual interest rate on the investments was 12.5%, compared to weighted-average investment balance of approximately $34.4 million and weighted-average annual interest rate of the investments of 13.1% for the same period in 2016. As we continue to invest our net proceeds from the Offering, our investment portfolio will continue to grow.

Operating Expenses
The composition of our operating expenses for the three months ended December 31, 2017 and 2016 were as follows:

	Three Months Ended December 31,
	2017	2016	Change
Base management fees	$392,563	$245,239	$147,324
Operating expense reimbursement to Adviser	206,678	115,113	91,565
Servicing fees	207,055	—	207,055
Incentive fees on capital gain	(3,389)	42,390	(45,779)
Professional fees	299,661	291,731	7,930
Marketing expenses	235,598	362,253	(126,655)
Interest expense from obligations under participation agreements	60,435	621,265	(560,830)
Amortization of offering costs	—	167,177	(167,177)
Insurance expense	53,469	53,466	3
Directors’ fees	34,625	24,125	10,500
General and administrative expenses	3,802	31,432	(27,630)
Total operating expenses	$1,490,497	$1,954,191	$(463,694)
For the three months ended December 31, 2017 as compared to the same period in 2016, total operating expenses decreased by $0.5 million, for the reasons stated below.
Base Management Fees
Under the Investment Advisory Agreement, we pay Terra Income Advisors a base management fee, which is calculated at an annual rate of 2.0% of our average gross assets.
For the three months ended December 31, 2017 as compared to the same period in 2016, base management fees increased by $0.1 million due to an increase in our gross assets. We expect our gross assets to continue to increase as we continue to raise funds in our Offering.
Operating Expense Reimbursement to Adviser
Under the Investment Advisory Agreement, we reimburse Terra Income Advisors for operating expenses incurred in connection with administrative services provided to us, including compensation to administrative personnel.
For the three months ended December 31, 2017 as compared to the same period in 2016, operating expense reimbursed to Terra Income Advisors increased by $0.1 million, primarily due to an increase in allocable costs from Terra Income Advisors, primarily related to compensation expense paid to Terra Income Advisors’ employees, as well as an increase in gross proceeds from the Offering, which was the basis for the costs allocated to us by Terra Income Advisors.
Servicing Fees
On September 30, 2017, the Board approved the Servicing Plan and the Second Amended Dealer Manager Agreement, pursuant to which we pay the dealer manager a servicing fee at an annual rate of 1.125% of the most recently published NAV per share of our common stock, excluding shares sold through our distribution reinvestment plan, in exchange for providing stockholder-related administrative support services. With respect to each share sold, the servicing fee is payable annually on the anniversary of the applicable month of purchase.
For the three months ended December 31, 2017, we recorded servicing fees of $0.2 million. There were no servicing fees recorded for the three months ended December 31, 2016.
Interest Expense from Obligations under Participation Agreements
For the three months ended December 31, 2017 as compared to the same period in 2016, interest expense from obligations under participation agreements decreased by $0.6 million, primarily due to lower weighted-average principal balance of obligations under participation agreements and lower weighted-average interest rate on the obligations. For the three months ended months ended December 31, 2017, the weighted-average principal balance of obligations under participation agreements was $1.8 million and the weighted-average annual interest rate on the obligations was 13.0%, compared to weighted-average principal balance of obligations under participation agreements of $14.3 million and weighted-average annual interest rate on the obligations of 13.9% for the same period in 2016.

Amortization of Offering Costs
All offering costs incurred during the offering period are recorded as deferred charge and amortized over twelve months from the date the cost is incurred, with the exception of those costs that were incurred prior to the commencement of operations on June 24, 2015, which were amortized over a 12-month period from that date forward.
For the three months ended December 31, 2017 as compared to the same period in 2016, amortization of offering costs decreased by $0.2 million, primarily due to the offering costs incurred prior to the commencement of operations having been fully amortized on June 30, 2017.
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
There were no sales or repayments for the three months ended December 31, 2017 and 2016, therefore, there were no realized gains or losses.
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
For the three months ended December 31, 2017, net change in unrealized appreciation on investments and obligations under participation agreements were immaterial. For three months ended December 31, 2016, net change in unrealized appreciation on investments was $0.3 million and net change in unrealized appreciation on obligations under participation agreements $0.1 million. The decrease in fair value of our investments was primarily due to several loans approaching maturity which will settle at par.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended December 31, 2017, we recorded a net increase in net assets resulting from operations of $0.3 million, compared to a net decrease in net assets resulting from operations of $0.3 million for the same period in the prior year. Based on the weighted average shares of common stock outstanding, our per share net increase in net assets resulting from operations was $0.04 for the three months ended December 31, 2017, compared to per share net decrease in net assets resulting from operations of $0.08 for the same period in the prior year.
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
Financial Condition, Liquidity and Capital Resources
We currently generate cash primarily from the net proceeds of the Offering and from cash flows from interest, dividends and fees earned from our investments and principal repayments and proceeds from sales of our investments. Our primary use of cash is for our targeted investments, payments of our expenses and cash distributions to our stockholders. We sell our shares on a continuous basis at a current per share price of $10.90. However, to the extent that our NAV per share increases to an amount greater than the current per share price net of any selling commissions and dealer manager fees, as stated in our prospectus dated April 27, 2016, we will sell at a price necessary to ensure that our shares are not sold at a price, after deduction of selling commissions, broker-dealer fees and dealer manager fees, that is below NAV per share. On November 11, 2015, and effective as December 1,

2015, the Board approved a change to a certain aspect of our share pricing policy such that, once we have raised gross offering proceeds in excess of $125 million, or prior to then in the sole discretion of our Board, in the event of a material decline in our NAV per share, which we consider to be a 2.5% decrease below our then-current net offering price, we will reduce our offering price to establish a new net offering price not more than 2.5% above our NAV per share.
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
Cash Flows for the Three Months Ended December 31, 2017
Operating Activities — For the three months ended December 31, 2017, net cash used in operating activities was $8.7 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, repayments and sales of portfolio investments, among other factors. Cash flows used in operating activities for the three months ended December 31, 2017 were primarily purchases of investments totaling $8.7 million.
Financing Activities — For the three months ended December 31, 2017, net cash provided by financing activities was $5.9 million, primarily related to proceeds from the issuance of common stock of $7.6 million, partially offset by distributions paid to stockholders of $1.2 million and payments of selling commissions and dealer manager fees of $0.5 million.
Cash Flows for the Three Months Ended December 31, 2016
Operating Activities — For the three months ended December 31, 2016, net cash used in operating activities was $11.6 million, primarily due to purchases of investments totaling $12.0 million.
Financing Activities — For the three months ended December 31, 2016, net cash provided by financing activities was $6.5 million, primarily related to proceeds from the issuance of common stock of $7.6 million, partially offset by distributions paid to stockholders of $0.7 million and payments of selling commissions and dealer manager fees of $0.4 million.
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
Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the statements of operations. For the three and three months ended December 31, 2017 and 2016, we did not incur any interest or penalties.
Contractual Obligations
We have entered into certain contracts under which we have material future commitments. On April 20, 2015, we entered into the Investment Advisory Agreement with Terra Income Advisors in accordance with the 1940 Act. The Investment Advisory Agreement became effective on June 24, 2015, the date that we met the Minimum Offering Requirement. Terra Income Advisors serves as our investment adviser in accordance with the terms of the Investment Advisory Agreement. Payments under the Investment Advisory Agreement in each reporting period consist of (i) a base management fee equal to a percentage of the value of our average gross assets and (ii) an incentive fee based on our performance. Terra Income Advisors is reimbursed for allocated administrative expenses incurred on our behalf. For the three months ended December 31, 2017 and 2016, we incurred $0.4 million and $0.2 million, respectively, in base management fee under the Investment Advisory Agreement. For the three months ended December 31, 2017 and 2016, we accrued incentive fees on capital (losses) gains of $(3.4) thousand and $42.4 thousand, respectively, based on net unrealized capital (losses) gains of $(9.3) thousand and $0.2 million, respectively. No incentive fees on capital gains are actually payable by us with respect to unrealized gains unless and until those gains are actually realized. For the three months ended December 31, 2017 and 2016, we incurred $0.2 million and $0.1 million in allocated administrative expenses reimbursable to Terra Income Advisors, respectively.
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

On September 30, 2017, the Board aproved the servicing plan (the “Servicing Plan”) and the second amended dealer manager agreement (the “Second Amended Dealer Manager Agreement”), which revised the terms of the servicing fee (which was previously referred to as a transaction charge). Pursuant to the Servicing Plan, Terra Capital Markets receives a servicing fee at an annual rate of 1.125% of the most recently published net asset value per share of our common stock, excluding shares sold through the DRIP, in exchange for providing certain administrative support services. With respect to each share sold, the servicing fee will be payable annually on the anniversary of the applicable month of purchase. Terra Capital Markets, in its discretion, may re-allow a portion of such servicing fee to participating dealers for performing certain administrative support services. The Servicing Plan will remain in effect for so long as such continuance is approved quarterly by the Board, including a majority of our directors who are not “interested persons” as defined in the 1940 Act and who have no direct or indirect financial interest in the operation of the Servicing Plan or in any agreements entered into in connection therewith. In addition, the Boards will review all payments made pursuant to the Servicing Plan at least quarterly. We will no longer incur the annual servicing fee upon the earlier of (i) the aggregate underwriting compensation from all sources, including selling commissions, dealer manager fees, broker-dealer fees, and servicing fees would exceed 10% of the gross proceeds in the Offering, (ii) with respect to a specific share, the date that such share is redeemed or is no longer outstanding, and (iii) the date, if any, upon which a liquidity event occurs.
For the three months ended December 31, 2017 and 2016, we incurred $0.4 million and $0.7 million, respectively, of broker-dealer commissions and fees and, of this amount, $0.3 million and $0.5 million, respectively, were re-allowed to selected broker-dealers. For the three months ended December 31, 2017, we recorded servicing fees of $0.2 million, as reflected on the statements of operations. There were no servicing fees recorded for the three months ended December 31, 2016. As of December 31, 2017, unpaid servicing fees were $32,790 and were included in accrued expenses on the statements of assets and liabilities.
Certain of our loans provide for commitment to fund the borrower at a future date. As of December 31, 2017, we had two loans with total funding commitments of $13.5 million, of which we funded $11.3 million. We expect to fund $1.0 million in the next year and the remaining $1.2 million in the second year.
Off-Balance Sheet Arrangements
Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any off-balance sheet financings or liabilities.
Recently Issued Accounting Standards
In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or services. We will adopt ASU 2014-09 on January 1, 2018 using the cumulative effect transition method. We do not expect the adoption of ASU 2014-09 to have a material impact on our financial statements and disclosure.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 retains many current requirements for the classification and measurement of financial instruments; however, it significantly revises an entity’s accounting related to (i) the classification and measurement of investments in equity securities and (ii) the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments. This guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is not permitted for public business entities. We do not expect the adoption of ASU 2016-01 to have a material impact on our financial statements and disclosures.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, a Consensus of the FASB’s Emerging Issues Task Force (“ASU 2016-15”).  ASU 2016-15 provides guidance on how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method. We do not expect the adoption of ASU 2016-15 to have a material impact on our financial statements and disclosures.
In October 2016, the SEC adopted new rules and amended rules (together, “Final Rules”) intended to modernize the reporting and disclosure of information by registered investment companies. In part, the Final Rules amend Regulation S-X and require standardized, enhanced disclosure about derivatives in investment company financial statements, as well as other amendments. The adoption of the Final Rules did not have a material impact on our financial statements and disclosures.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, a Consensus of the FASB’s Emerging Issues Task Force (“ASU 2016-18”). ASU 2016-18 requires that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 does not provide a definition of restricted cash or restricted cash equivalents. ASU 2016-18 is effective for public business entities for annual and interim periods beginning after December 15, 2017. For all other entities, ASU 2016-18 is effective for fiscal years beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period, and should be applied using a retrospective transition method. We do not expect the adoption of ASU 2016-18 to have a material impact on our financial statements and disclosures.
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
Terra Income Advisors has funded our offering costs and organization costs. Organization expenses are expensed on our statements of operations. All offering costs incurred during the offering period are recorded as deferred charge and amortized over twelve months from the date the cost is incurred, with the exception of those costs that were incurred prior to the commencement of operations on June 24, 2015, which are being amortized over a 12-month period from that date forward. Terra Income Advisors is responsible for the payment of our cumulative organization and offering expenses to the extent such expenses exceed 1.5% of the gross proceeds from the Offering, without recourse against or reimbursement by us. As a result, Terra Income Advisors will bear all organization and offering expenses in excess of 1.5% of the gross proceeds from the Offering. As of December 31, 2017 and September 30, 2017, Terra Income Advisors funded offering costs and organization costs in the amount of $3.3 million and $3.2 million, respectively. As of December 31, 2017, we expect to reimburse Terra Income Advisors $1.4 million of the cumulative offering costs and organizations incurred. The unreimbursed amount in excess of 1.5% of actual gross proceeds received was $0.1 million and $0.1 million as of December 31, 2017 and September 30, 2017, respectively, and is included in Due to Adviser, net on the statements of assets and liabilities. For the three months ended December 31, 2017, we made offering costs reimbursement payments of $0.1 million to Terra Income Advisors. There were no such reimbursement payments made for the three months ended December 31, 2016.
Under the Amended Dealer Manager Agreement, Terra Capital Markets, an affiliate of Terra Income Advisors, is entitled to receive selling commissions, broker-dealer fees and dealer manager fees in connection with the sale of shares of our common stock in the Offering, all or a portion of which may be re-allowed to selected broker-dealers. On September 30, 2017, we adopted the Servicing Plan and the Second Amended Dealer Manager Agreement to revised the terms of the servicing fee (which was previously referred to as a transaction charge). For the three months ended December 31, 2017 and 2016, we incurred $0.4 million and $0.7 million, respectively, of broker-dealer commissions and fees and, of this amount, $0.3 million and $0.5 million, respectively, were re-allowed to selected broker-dealers. For the three months ended December 31, 2017, we recorded servicing fees of $0.2 million. There were no such servicing fees recorded for the three months ended December 31, 2016. As of December 31, 2017, unpaid servicing fees were $32,790 and were included in accrued expenses on the statements of assets and liabilities.
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
As of December 31, 2017, we had one investment with a principal balance of $3.4 million that provides for interest income indexed to London Interbank Offered Rate (“LIBOR”) (see “Item 1. Financial Statements — Schedule of Investments”). A decrease or increase of 1% in LIBOR would decrease or increase our annual interest income by $0.03 million.
We may hedge against interest rate and currency exchange rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts, subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. For the three and three months ended December 31, 2017 and 2016, we did not engage in interest rate hedging activities.
In addition, we may have risks regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Valuation of Investments.”

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
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
Item 1A. Risk Factors.
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended September 30, 2017 other than the risk factors described below.
You may have current tax liability on distributions you elect to reinvest in our common stock but would not receive cash from such distributions to pay such tax liability.
If you participate in our distribution reinvestment plan, you will be deemed to have received the amount reinvested in our common stock and an additional distribution equal to any discount in the purchase price for shares under the distribution reinvestment plan and will be subject to U.S. federal income tax on such deemed distribution to the extent it was not a tax-free return of capital. As a result, unless you are a tax-exempt entity, you may have to use funds from other sources to pay your tax liability on the value of our common stock received from the distribution.
Recent tax legislation may have unanticipated effects on us.
On December 22, 2017, the tax legislation commonly referred to as the Tax Cuts and Jobs Act was signed into law, generally applying in taxable years beginning after December 31, 2017. The Tax Cuts and Jobs Act makes significant changes to the U.S. federal income tax rules for taxation of U.S. individuals and corporations. In the case of individuals, the income tax brackets are adjusted, the top federal income rate is reduced to 37%, special rules reduce taxation of certain income earned through pass-through entities and REITs, but not RICs, and various deductions are eliminated or limited. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. For taxable years beginning after December 31, 2017, the top corporate income tax rate is reduced to 21%. The long-term impact of the tax changes on the demand for the loans we intend to make or our other target investments is not yet certain.

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

10.1
Second Amended and Restated Dealer Manager Agreement, dated as of September 30, 2017 (incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K (File No. 814-01336) filed on November 20, 2017).

10.2	Servicing Plan, dated as of September 30, 2017 (incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K (File No. 814-01336) filed on November 20, 2017).
.
10.3	Form of Selected Dealer Agreement (incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-K (File No. 814-01336) filed on November 20, 2017).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_______________
* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 8, 2018

TERRA INCOME FUND 6, INC.

By:	/s/ Bruce D. Batkin
Bruce D. Batkin
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gregory M. Pinkus
Gregory M. Pinkus
Chief Financial Officer, Chief Operating Officer,
Treasurer and Secretary
(Principal Financial and Accounting Officer)