Form 10-Q
period 2018-03-31
Terra Income Fund 6, Inc.
filed 2018-05-11
CIK 1577134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018

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

As of May 11, 2018, the registrant had 9,144,357 shares of common stock, $0.001 par value, outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Terra Income Fund 6, Inc.
Statements of Assets and Liabilities

	March 31, 2018	September 30, 2017
	(Unaudited)
Assets
Investments, at fair value — non-controlled (amortized cost of $31,154,250 and $23,297,788, respectively)	$31,510,817	$23,675,007
Investments through participation interest, at fair value — non-controlled (amortized cost of $27,182,954 and $21,889,469, respectively) (Note 4)	27,364,706	22,121,382
Total investments	58,875,523	45,796,389
Cash and cash equivalents	31,133,024	32,176,500
Cash, restricted	1,002,493	1,547,407
Deferred offering costs	88,717	-
Interest receivable	578,980	438,001
Prepaid expenses and other assets	332,751	108,976
Total assets	92,011,488	80,067,273

Liabilities
Obligations under participation agreements, at fair value (proceeds of $1,800,000 and $1,800,000, respectively) (Note 4)	1,808,663	1,820,502
Interest reserve and other deposits held on investments	1,002,493	1,547,407
Payable for stock repurchase (Note 8)	344,901	—
Due to Adviser, net	507,552	707,927
Payable for unsettled stock subscriptions (Note 8)	—	226,642
Accrued expenses	353,122	245,948
Interest payable from obligations under participation agreements	16,900	16,250
Directors’ fees payable	—	5,625
Other liabilities	91,238	162,679
Total liabilities	4,124,869	4,732,980
Net assets	$87,886,619	$75,334,293

Commitments and contingencies (See Note 5)
Components of net assets:
Common stock, $0.001 par value, 450,000,000 shares authorized, and 9,010,396 and 7,530,130 shares issued and outstanding, respectively	$9,012	$7,530
Capital in excess of par	87,592,324	75,147,338
Accumulated (over-distributed) net investment income	(241,334)	(404,902)
Net unrealized appreciation on investments	538,319	609,132
Net unrealized appreciation on obligations under participation agreements	(11,702)	(24,805)
Net assets	$87,886,619	$75,334,293
Net asset value per share	$9.75	$10.00
See notes to financial statements.

Terra Income Fund 6, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Investment income
Interest income	$2,020,343	$1,672,618	$3,808,232	$3,055,083
Other fee income	9,719	5,000	45,717	20,000
Total investment income	2,030,062	1,677,618	3,853,949	3,075,083
Operating expenses
Base management fees	422,868	278,854	815,431	524,093
Operating expense reimbursement to Adviser (Note 4)	200,118	133,522	406,796	248,635
Servicing fees (Note 2, Note 4)	230,129	—	437,184	—
Incentive fees on capital gains (1)	(9,674)	15,375	(13,063)	57,765
Professional fees	392,116	408,858	691,777	700,589
Marketing expenses	82,605	128,534	318,203	490,787
Interest expense from obligations under participation agreements (Note 4)	59,129	559,344	119,564	1,180,609
Amortization of offering costs (Note 4)	5,999	208,571	5,999	375,748
Insurance expense	53,347	53,466	106,816	106,932
Directors’ fees	29,000	34,625	63,625	58,750
General and administrative expenses	5,307	30,284	9,109	61,716
Total operating expenses	1,470,944	1,851,433	2,961,441	3,805,624
Net investment income (loss)	559,118	(173,815)	892,508	(730,541)
Net unrealized (depreciation) appreciation on investments	(47,844)	32,601	(70,813)	320,513
Net unrealized (appreciation) depreciation on obligations under participation agreements	(531)	44,276	13,103	(31,689)
Net increase (decrease) in net assets resulting from operations	$510,743	$(96,938)	$834,798	$(441,717)

Per common share data:
Net investment income (loss) per share	$0.07	$(0.03)	$0.11	$(0.15)
Net increase (decrease) in net assets per share resulting from operations	$0.06	$(0.02)	$0.10	$(0.09)
Weighted average common shares outstanding	8,566,284	5,161,662	8,214,031	4,814,672
_______________

(1)
Incentive fees on capital gains are based on 20% of net unrealized capital (losses) gains of $(48,375) and $76,877 for the three months ended March 31, 2018 and 2017, respectively, and $(57,710) and $288,824 for the six months ended March 31, 2018 and 2017, respectively. No incentive fees on capital gains are actually payable by the Company with respect to unrealized gains unless and until those gains are realized.

See notes to financial statements.

Terra Income Fund 6, Inc.
Statements of Changes in Net Assets
(Unaudited)

	Six Months Ended March 31,
	2018	2017
Operations
Net investment income (loss)	$892,508	$(730,541)
Net unrealized (depreciation) appreciation on investments	(70,813)	320,513
Net unrealized (appreciation) depreciation on obligations under participation agreements	13,103	(31,689)
Net increase (decrease) in net assets resulting from operations	834,798	(441,717)

Stockholder distributions
Distributions from return of capital	(2,842,230)	(2,232,768)
Distributions from net investment income	(728,940)	—
Net decrease in net assets resulting from stockholder distributions	(3,571,170)	(2,232,768)

Capital share transactions
Issuance of common stock	15,968,248	16,138,202
Selling commissions and dealer manager fees	(844,401)	(1,479,259)
Reinvestment of stockholder distributions	1,164,310	743,825
Repurchases of common stock under stock repurchase plan	(999,459)	—
Net increase in net assets resulting from capital share transactions	15,288,698	15,402,768
Net increase in net assets	12,552,326	12,728,283
Net assets, at beginning of period	75,334,293	42,474,748
Net assets, at end of period	$87,886,619	$55,203,031

Capital Share Activity
Shares outstanding, at beginning of period	7,530,130	4,222,358
Shares issued from subscriptions	1,468,263	1,403,238
Shares issued from reinvestment of stockholder distributions	112,439	66,760
Shares repurchased under stock repurchase plan	(100,436)	—
Shares outstanding, at end of period	9,010,396	5,692,356
See notes to financial statements.

Terra Income Fund 6, Inc.
Statements of Cash Flows (Unaudited)

	Six Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$834,798	$(441,717)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net unrealized depreciation (appreciation) on investments	70,813	(320,513)
Net unrealized (depreciation) appreciation on obligations under participation agreements	(13,103)	31,689
Amortization of deferred offering costs	5,999	375,748
Paid-in-kind interest, net	(59,899)	(32,381)
Amortization and accretion of investment-related fees, net	(234,551)	61,853
Amortization of discount on investments	(4,286)	22,068
Purchases of investments	(12,861,631)	(24,419,487)
Partial repayment of investments	11,684	737,149
Changes in operating assets and liabilities:
Increase in interest receivable	(140,979)	(576,802)
Increase in deferred offering costs	(88,717)	(424,236)
(Increase) decrease in prepaid expenses and other assets	(223,775)	149,336
(Decrease) increase in due to Adviser, net	(206,374)	854,599
Decrease in interest reserve and other deposits held on investments	(544,914)	(130,731)
(Decrease) increase in unsettled stock subscriptions	(226,642)	117,524
Increase in accrued expenses	107,174	23,341
Increase in interest payable from obligations under participation agreements	650	247,316
(Decrease) increase in directors’ fees payable	(5,625)	12,500
Increase (decrease) in other liabilities	325,605	(86,974)
Net cash used in operating activities	(13,253,773)	(23,799,718)
Cash flows from financing activities:
Issuance of common stock	14,968,789	16,138,202
Payments of stockholder distributions	(2,406,860)	(1,488,943)
Payments of selling commissions, dealer manager fees and transaction charges	(896,546)	(839,801)
Net cash provided by financing activities	11,665,383	13,809,458
Net decrease in cash, cash equivalents and restricted cash	(1,588,390)	(9,990,260)
Cash, cash equivalents and restricted cash, at beginning of period (Note 2)	33,723,907	32,470,730
Cash, cash equivalents and restricted cash, at end of period (Note 2)	$32,135,517	$22,480,470
Supplemental disclosure of cash flow information:
Interest paid on obligations under participation agreements	$118,950	$629,317
Supplemental non-cash information:
Reinvestment of stockholder distributions	$1,164,310	$743,825

See notes to financial statements.

Terra Income Fund 6, Inc.
Schedule of Investments (unaudited)
March 31, 2018

Portfolio Company (1)	Structure	Collateral Location	Property Type	Coupon Rate	Exit Fee	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)	% of Net Assets (3)
Investments — non-controlled:
KOP Hotel XXXI Mezz, LP. (4) (5)	Mezzanine loan	US - PA	Hotel	13.00%	0.50%	11/24/2015	12/6/2022	$5,800,000	$5,790,207	$5,827,916	6.7%
Hertz Clinton One Mezzanine, LLC	Mezzanine loan	US - MS	Office	12.00%	0.00%	3/18/2016	1/1/2025	2,500,000	2,442,143	2,486,674	2.8%
GAHC3 Lakeview IN Medical Plaza, LLC (6)	B-note	US - IN	Office	11.60% + LIBOR	0.00%	6/17/2016	1/21/2019	3,427,163	3,427,163	3,427,163	3.9%
YIP Santa Maria, LLC	Mezzanine loan	US - CA	Hotel	13.00%	1.00%	11/15/2016	12/9/2019	4,500,000	4,496,248	4,548,358	5.2%
Dwight Mezz II, LLC	Mezzanine loan	US - CA	Student housing	11.00%	0.00%	5/11/2017	5/6/2027	3,000,000	3,000,000	3,000,000	3.4%
Residential X Mezz Concord, LLC and Center Associates Mezz, LLC (7)	Mezzanine Loan	US - DE	Multifamily	12.00%	2.00%	8/8/2017	9/5/2020	7,863,800	7,826,973	7,982,974	9.1%
221 W. 17th Street Owner, LLC	Mezzanine Loan	US - NY	Condominium	12.75%	1.00%	1/19/2018	3/31/2019	4,200,000	4,171,516	4,237,732	4.8%
Total investments — non-controlled									$31,154,250	$31,510,817	35.9%
Investments through participation interest — non-controlled (4)(8):
TSG-Parcel 1, LLC (9)	Participation in first mortgage	US - CA	Land	12.00%	1.00%	7/10/2015	4/10/2018	$2,000,000	$2,020,000	$2,019,799	2.3%
140 Schermerhorn Street Mezz, LLC	Participation in mezzanine loan	US - NY	Hotel	12.00%	1.00%	11/16/2016	12/1/2019	7,500,000	7,493,202	7,570,964	8.6%
OHM Atlanta Owner, LLC	Participation in first mortgage	US - GA	Land	12.00%	1.00%	6/20/2017	6/20/2018	11,224,490	11,284,650	11,333,756	12.9%
NB Factory JV, LLC	Participation in preferred equity investment	US - UT	Student Housing	15.00%	0.00%	6/29/2017	6/26/2020	2,445,056	2,445,056	2,445,056	2.8%
CGI 1100 Biscayne Management Holdco, LLC	Participation in mezzanine loan	US - FL	Hotel	Current 12% PIK 4%	1.00%	11/17/2017	5/17/2019	3,959,899	3,940,046	3,995,131	4.5%
Total investments through participation interest — non-controlled									$27,182,954	$27,364,706	31.1%
Total Investments									$58,337,204	$58,875,523	67.0%
_______________

(1)
All of the Company’s investments are issued by an eligible U.S. portfolio company, as defined in the Investment Company Act of 1940. All of the Company’s borrowers are in the diversified real estate industry.

(2)	Because there is no readily available market for these investments, the fair value of these investments are approved in good faith by the Company’s board of directors.

(3)	Percentages are based on net assets of $87.9 million as of March 31, 2018.

(4)	Participation interest is with Terra Property Trust, Inc., a related-party real estate investment trust managed by an affiliate of the Company’s sponsor.

(5)
The loan participations from the Company do not qualify for sale accounting under Accounting Standards Codification (“ASC”) Topic 860 — Transfers and Servicing (“ASC Topic 860”), and therefore, these loans remain in the Schedule of Investments. See “Obligations under Participation Agreements” in Note 3 in the accompanying notes to the financial statements.

(6)	The interest rate for this investment is indexed to London Interbank Offered Rate (“LIBOR”). At March 31, 2018, the effective interest rate on this investment was 13.26%.

(7)	As of March 31, 2018, this investment had an unfunded commitment of $2.1 million.

(8)	See “Participation Agreements” in Note 4 in the accompanying notes to the financial statements.

(9)	The maturity of this investment has been extended to December 31, 2018.

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

Terra Income Fund 6, Inc.
Notes to Financial Statements (Unaudited)

Note 1. Principal Business and Organization
Terra Income Fund 6, Inc. (the “Company”) was incorporated under the general corporation laws of the State of Maryland on May 15, 2013. On March 2, 2015, the Company filed a public registration statement on Form N-2 with the Securities and Exchange Commission (the “SEC”) to offer a minimum of $2.0 million of common stock and a maximum of $1.0 billion of common stock in a continuous public offering (the “Offering”). The Company formally commenced operations on June 24, 2015, upon raising gross proceeds in excess of $2.0 million (the “Minimum Offering Requirement”) from sales of shares of its common stock in the Offering, including sales to persons who are affiliated with the Company or its adviser, Terra Income Advisors, LLC (“Terra Income Advisors” or the “Adviser”). Since commencing the Offering and through March 31, 2018, the Company has sold 8,759,745 shares of common stock, including shares purchased by Terra Capital Partners, LLC (“Terra Capital Partners”), the Company’s sponsor, and excluding shares sold through the distribution reinvestment plan (“DRIP”), in both an initial private placement and from the Offering, for gross proceeds of $102.3 million. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be taxed for federal income tax purposes, and to qualify annually thereafter, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).The Company’s investment activities are externally managed by Terra Income Advisors, a private investment firm affiliated with the Company, pursuant to an investment advisory and administrative services agreement (the “Investment Advisory Agreement”), under the oversight of the Company’s board of directors (the “Board”), a majority of whom are independent directors. Terra Income Advisors is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (see Note 4).
The Company retained Terra Capital Markets, LLC (“Terra Capital Markets”), an affiliate of Terra Income Advisors, to serve as the dealer manager of the Offering. As dealer manager, Terra Capital Markets was responsible for marketing the Company’s shares being offered pursuant to the Offering. The Company’s Offering was terminated on April 20, 2018 (Note 12).
On February 8, 2018, an affiliate of Axar Capital Management L.P. (“Axar”) entered into an investment agreement with Terra Capital Partners and its affiliates pursuant to which Axar acquired from the respective owners thereof a 65.7% economic and voting interest in Terra Capital Partners and an initial 49% economic interest in Terra Income Advisors, with an agreement to acquire an additional 16.7% economic interest, and for the entire 65.7% stake to become a voting interest in Terra Income Advisors, subject to requisite approval by a majority of the outstanding voting securities (as defined by the 1940 Act) of the Company of a new advisory and administrative services agreement between Terra Income Advisors and the Company and upon the satisfaction of certain other conditions.
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

Notes to Financial Statements (Unaudited)

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
The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s statements of assets and liabilities to the total amount shown in its statements of cash flows:

	March 31, 2018	March 31, 2017
Cash and cash equivalents	$31,133,024	$21,774,767
Restricted cash	1,002,493	705,703
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$32,135,517	$22,480,470
Offering Expenses:  All offering costs incurred during the offering period are recorded as deferred charge and amortized over twelve months from the date the cost is incurred, with the exception of those costs that were incurred prior to the commencement of operations on June 24, 2015, which were amortized over a 12-month period from that date forward.
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
The Company may hold debt investments in its portfolio that contain paid-in-kind (“PIK”) interest provisions. The PIK interest, which represents contractually deferred interest that is added to the principal balance that is due at maturity, is recorded on the accrual basis.
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

Notes to Financial Statements (Unaudited)

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
Servicing Fee: The Company pays Terra Capital Markets a servicing fee at an annual rate of 1.125% of the most recently published net asset value per share, excluding shares sold through the DRIP, in exchange for providing certain administrative support services (Note 4) to stockholders such as establishing and maintaining stockholder accounts, customer service support and assisting stockholders in changing account options, account designations and account addresses. The servicing fee is recorded as expense on the statements of operations in the period in which it was incurred.
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

Notes to Financial Statements (Unaudited)

year; and (iii) any ordinary income and capital gain net income for the preceding year that were not distributed during such year and on which it paid no federal income tax.
The Company did not have any uncertain tax positions that met the recognition or measurement criteria under accounting for Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its statements of operations. For the three and six months ended March 31, 2018 and 2017, the Company did not incur any interest or penalties. Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The Company’s inception-to-date federal tax years remain subject to examination by the Internal Revenue Service and the state department of revenue.
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
The financial statements include investments at fair value of $58.9 million and $45.8 million at March 31, 2018 and September 30, 2017, respectively, and obligations under participation agreements at fair value of $1.8 million and $1.8 million at March 31, 2018 and September 30, 2017, respectively. These fair values have been determined in good faith by the Board. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments and obligations under participation agreements, and the differences could be material.
Recent Accounting Pronouncements: In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or services. The Company adopted ASU 2014-09 on January 1, 2018 using the cumulative effect transition method. The adoption of ASU 2014-09 did not have a material impact on its financial statements and disclosures.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 retains many current requirements for the classification and measurement of financial instruments; however, it significantly revises an entity’s accounting related to (i) the classification and measurement of investments in equity securities and (ii) the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments. This guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is not permitted for public business entities. The Company adopted ASU 2016-02 on January 1, 2018. The adoption of ASU 2016-02 did not have a material impact on its financial statements and disclosures.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, a Consensus of the FASB’s Emerging Issues Task Force (“ASU 2016-15”). ASU 2016-15 provides guidance on how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for annual and interim periods beginning after December 15, 2017. The guidance requires application using a retrospective transition method. The Company adopted ASU 2016-15 on January 1, 2018.The adoption of ASU 2016-15 did not have a material impact on its financial statements and disclosures.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, a Consensus of the FASB’s Emerging Issues Task Force (“ASU 2016-18”). ASU 2016-18 requires that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 does not provide a definition of restricted

Notes to Financial Statements (Unaudited)

cash or restricted cash equivalents. ASU 2016-18 is effective for public business entities for annual and interim periods beginning after December 15, 2017. The Company adopted ASU 2016-18 on January 1, 2018 using a retrospective transition method. The adoption of ASU 2016-18 did not have a material impact on its financial statements and disclosures.
Note 3. Investments
The following tables show the composition of the investment portfolio, at amortized cost and fair value at March 31, 2018 and September 30, 2017, respectively (with corresponding percentage of total portfolio investments):

	March 31, 2018
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Loans	$31,154,250	53.4%	$31,510,817	53.5%
Loans through participation interest (Note 4)	27,182,954	46.6%	27,364,706	46.5%
Total	$58,337,204	100.0%	$58,875,523	100.0%

	September 30, 2017
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Loans	$23,297,788	51.6%	$23,675,007	51.7%
Loans through participation interest (Note 4)	21,889,469	48.4%	22,121,382	48.3%
Total	$45,187,257	100.0%	$45,796,389	100.0%
Obligations under Participation Agreements
The Company has elected the fair value option relating to accounting for debt obligations at their fair value for its obligations under participation agreements which arose due to partial loan sales which did not meet the criteria for sale treatment. The Company employs the same yield approach valuation methodology used for the real-estate related loan investments on the Company’s obligations under participation agreements. As of both March 31, 2018 and September 30, 2017, obligations under participation agreements at fair value totaled $1.8 million and the fair value of the loans that are associated with these obligations under participation agreements was $5.8 million (See “Participation Agreements” in Note 4). For the three and six months ended March 31, 2018 and 2017, there were no repayments on obligations under participation agreements. The weighted average interest rate on the obligations under participation agreements was 13.0% as of both March 31, 2018 and September 30, 2017.
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

Notes to Financial Statements (Unaudited)

The Company maintains all of its cash and cash equivalents at financial institutions which, at times, may exceed the amount insured by the FDIC.
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

Notes to Financial Statements (Unaudited)

The following tables present fair value measurements of investments, by major class, as of March 31, 2018 and September 30, 2017, according to the fair value hierarchy:

	March 31, 2018
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Loans	$—	$—	$31,510,817	$31,510,817
Loans through participation interest	—	—	27,364,706	27,364,706
Total Investments	$—	$—	$58,875,523	$58,875,523

Obligations under participation agreements	$—	$—	$1,808,663	$1,808,663

	September 30, 2017
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Loans	$—	$—	$23,675,007	$23,675,007
Loans through participation interest	—	—	22,121,382	22,121,382
Total Investments	$—	$—	$45,796,389	$45,796,389

Obligations under participation agreements	$—	$—	$1,820,502	$1,820,502
Changes in Level 3 investments for the six months ended March 31, 2018 and 2017 were as follows:

	Six Months Ended March 31, 2018
	Loans	Loans Through Participation	Total Investments	Obligations under Participation Agreements
Balance as of October 1, 2017	$23,675,007	$22,121,382	$45,796,389	$1,820,502
Purchases of investments	7,788,386	5,073,245	12,861,631	—
Repayment of an investment	(11,684)	—	(11,684)	—
Net unrealized depreciation on investments	(20,651)	(50,162)	(70,813)	—
Amortization and accretion of investment-related fees, net	75,473	160,342	235,815	1,264
PIK interest income	—	59,899	59,899	—
Amortization of discount and premium on investments, net	4,286	—	4,286	—
Net unrealized depreciation on obligations under participation agreements	—	—	—	(13,103)
Balance as of March 31, 2018	$31,510,817	$27,364,706	$58,875,523	$1,808,663
Unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net unrealized depreciation on investments and obligations under participation agreements	$(20,651)	$(50,162)	$(70,813)	$(13,103)

Notes to Financial Statements (Unaudited)

	Six Months Ended March 31, 2017
	Loans	Loans Through Participation	Total Investments	Obligations under Participation Agreements
Balance as of October 1, 2016	$26,723,922	$2,022,814	$28,746,736	$14,560,606
Purchases of investments	8,380,737	16,038,750	24,419,487	—
Partial repayment of an investment	(737,149)	—	(737,149)	—
Net unrealized appreciation on investments	228,562	91,951	320,513	—
PIK interest income	188,117	—	188,117	—
Amortization and accretion of investment-related fees, net	29,947	(10,404)	19,543	81,396
Amortization of discount and premium on investments, net	4,286	(26,354)	(22,068)	—
PIK interest expense	—	—	—	155,736
Net unrealized appreciation on obligations under participation agreements	—	—	—	31,689
Balance as of March 31, 2017	$34,818,422	$18,116,757	$52,935,179	$14,829,427
Unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net unrealized appreciation on investments and obligations under participation agreements	$228,562	$91,951	$320,513	$31,689
Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur. For the three and six months ended March 31, 2018 and 2017, there were no transfers.
Significant Unobservable Inputs
The following table summarizes the significant unobservable inputs used by the Company to value the Level 3 investments as of March 31, 2018 and September 30, 2017. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

March 31, 2018
		Primary Valuation Technique	Unobservable Input	Range		Weighted
Asset Category	Fair Value			Minimum	Maximum	Average
Assets:
Loans	$31,510,817	Discounted cash flow	Discount rate	11.00%	13.20%	12.49%
Loans through participation interest	27,364,706	Discounted cash flow	Discount rate	12.00%	16.00%	12.90%
Total Level 3 Assets	$58,875,523
Liabilities:
Obligations under Participation Agreements	$1,808,663	Discounted cash flow	Discount rate	13.20%	13.20%	13.20%

September 30, 2017
		Primary Valuation Technique	Unobservable Input	Range		Weighted
Asset Category	Fair Value			Minimum	Maximum	Average
Assets:
Loans	$23,675,007	Discounted cash flow	Discount rate	9.43%	13.00%	11.84%
Loans through participation interest	22,121,382	Discounted cash flow	Discount rate	12.00%	15.00%	12.39%
Total Level 3 Assets	$45,796,389
Liabilities:
Obligations under Participation Agreements	$1,820,502	Discounted cash flow	Discount rate	12.60%	12.60%	12.60%

Notes to Financial Statements (Unaudited)

If the weighted average discount rate used to value the Company’s investments were to increase, the fair value of the Company’s investments would decrease. Conversely, if the weighted average discount rate used to value the Company’s investments were to decrease, the fair value of Company’s investments would increase.
Note 4. Related Party Transactions
The Company entered into various agreements with Terra Income Advisors whereby the Company pays and reimburses Terra Income Advisors for certain fees and expenses, and Terra Income Advisors reimburses the Company for excess operating expenses. Additionally, the Company paid Terra Capital Markets certain fees in connection with its Offering. The following table presents a summary of such fees and reimbursements in accordance with the terms of the related agreements:

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Amounts Included in the Statements of Operations
Base management fees	$422,868	$278,854	$815,431	$524,093
Incentive fees on capital gains (1)	(9,674)	15,375	(13,063)	57,765
Operating expense reimbursement to Adviser (2)	200,118	133,522	406,796	248,635
Servicing fees (3)	230,129	—	437,184	—

Commissions, dealer manager fees and transaction charges incurred
Commissions, dealer manager fees and transaction charges (3)(4)	$429,841	$784,201	$844,401	$1,481,679
_______________

(1)
Incentive fees on capital gains are based on 20% of net unrealized capital (losses) gains of $(48,375) and $76,877 for the three months ended March 31, 2018 and 2017, respectively, and $(57,710) and $288,824 for the six months ended March 31, 2018 and 2017, respectively. No incentive fees on capital gains are actually payable by the Company with respect to unrealized gains unless and until those gains are realized.

(2)	Amounts were primarily compensation for time spent supporting the Company’s day-to-day operations.

(3)
As discussed in “Dealer Manager Agreement” below, on September 30, 2017, the Company adopted the servicing plan (the “Servicing Plan”) and the second amended dealer manager agreement (the “Second Amended Dealer Manager Agreement”) to revise the terms of the servicing fee (which was previously referred to as a transaction charge). The servicing fee is recorded as expense on the statements of operations in the period in which it incurred. Prior to September 30, 2017, the servicing fee was recorded as a reduction to capital. As of March 31, 2018, unpaid servicing fees were $130,012 and were included in accrued expenses on the statements of assets and liabilities.

(4)
Of the amount, $0.3 million and $0.5 million for the three months ended March 31, 2018 and 2017, respectively, and $0.6 million and $1.0 million for the six months ended March 31, 2018 and 2017, respectively, were re-allowed to selected broker-dealers. Amounts were recorded as reductions to capital in excess of par on the statements of assets and liabilities.

Due to / Due from Adviser
The Company determined that it has the right of offset on the amounts due to and due from Terra Income Advisors under the guidance in ASC Topic 210 — Balance Sheet. As such, the net amount is presented as Due to Adviser, net on the statements of assets and liabilities. The following table presents a summary of Due to Adviser, net as of March 31, 2018 and September 30, 2017:

	March 31, 2018	September 30, 2017
Due to Adviser:
Offering costs	$8,068	$119,936
Base management fee and expense reimbursement payable	408,016	495,990
Incentive fees on capital gains (1)	105,324	118,387
	521,408	734,313
Due from Adviser:
Reimbursable costs - other operating expense	13,856	26,386
Due to Adviser, net	$507,552	$707,927

Notes to Financial Statements (Unaudited)

_______________

(1)
Incentive fees on capital gains are based on 20% of accumulated net unrealized capital (losses) gains of $0.5 million and $0.6 million as of March 31, 2018 and September 30, 2017, respectively. No incentive fees on capital gains are actually payable by the Company with respect to unrealized gains unless and until those gains are realized.

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
The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears based upon the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter. The subordinated incentive fee on income is subject to a quarterly hurdle rate, expressed as a rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 2.0% (8.0% annualized), subject to a “catch-up” feature. For this purpose, “pre-incentive fee net investment income” means interest income, dividend income and any other income (including any other fees, other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses reimbursed to Terra Income Advisors under the Investment Advisory Agreement and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero-coupon securities), accrued income that the Company has not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The calculation of the subordinated incentive fee on income for each quarter is as follows:

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
Operating Expenses
The Company reimburses Terra Income Advisors for operating expenses incurred in connection with administrative services provided to the Company, including compensation to administrative personnel. The Company does not reimburse Terra Income Advisors for personnel costs in connection with services for which Terra Income Advisors receives a separate fee. In addition, the Company does not reimburse Terra Income Advisors for (i) rent or depreciation, capital equipment or other costs of its own

Notes to Financial Statements (Unaudited)

administrative items, or (ii) salaries, fringe benefits, travel expenses and other administrative items incurred or allocated to any controlling person of Terra Income Advisors.
Organization and Offering Expenses
As of March 31, 2018 and September 30, 2017, Terra Income Advisors incurred cumulative organization costs of $0.2 million and $0.2 million, respectively, and cumulative offering costs of $3.2 million and $3.0 million, respectively, on behalf of the Company. Offering expenses consist of costs paid by Terra Income Advisors that are directly related to the registration and offering of the Company’s shares, including registration fees, legal fees and printing costs. Organization costs include those expenses paid by Terra Income Advisors for the legal organization, drafting and filing of the Company’s charter and other governance documents and include, but are not limited to, legal, accounting and filing fees.
Upon meeting the Minimum Offering Requirement, Terra Income Advisors is responsible for the payment of the Company’s cumulative organization and offering expenses to the extent such expenses exceed 1.5% of the gross proceeds from the Offering, without recourse against or reimbursement by the Company. As a result, Terra Income Advisors will bear all organization and offering expenses in excess of 1.5% of the gross proceeds from the Offering. As of March 31, 2018, the Company is responsible for $1.5 million of the cumulative offering and organization costs incurred by Terra Income Advisors. As of March 31, 2018 and September 30, 2017, the amount due to Terra Income Advisors related to the offering and organization costs amounted to $0.01 million and $0.1 million, respectively, and is included in Due to Adviser, net on the statements of assets and liabilities. For the three months ended March 31, 2018 and 2017, the Company made reimbursement payments of $0.1 million and $0.4 million, respectively, to Terra Income Advisors for offering costs incurred on behalf of the Company. For the six months ended March 31, 2018 and 2017, the Company made reimbursement payments of $0.2 million and $0.7 million, respectively, to Terra Income Advisors for offering costs incurred on behalf of the Company.
Dealer Manager Agreement
On April 20, 2015, the Company entered into a dealer manager agreement with Terra Capital Markets, an affiliate of Terra Income Advisors, to serve as the dealer manager of the Offering. As dealer manager, Terra Capital Markets is responsible for marketing the Company’s shares being offered pursuant to the Offering. In this role, it manages a group of selling dealers, including other unaffiliated broker-dealers who enter into selected dealer arrangements with Terra Capital Markets. Terra Capital Markets received selling commissions of 6.0% of gross proceeds from the Offering, dealer manager fees of up to 3.0% of gross proceeds from the Offering, and broker-dealer fees of up to 1.0% of gross proceeds from the Offering for reimbursement of marketing and expenses, in connection with the sale of shares of common stock in the Offering, all or a portion of which may be re-allowed to selected broker-dealers.
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

Notes to Financial Statements (Unaudited)

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
The following table provides information regarding the expenses that the parties to the agreement determined would be incurred by Terra Income Advisors pursuant to the Expense Support Agreement:

Three months ended	Amount of Expense Reimbursement Payment	Annualized Operating Expense Ratio as of the Date of Expense Reimbursement Payment	Annualized Rate of Distributions Per Share (1)	Reimbursement Eligibility Expiration (2)
June 30, 2015	$515,813	24.53%	8.00%	June 30, 2018
September 30, 2015	1,174,487	66.63%	8.00%	September 30, 2018
December 31, 2015 (3)	576,755	15.60%	8.00%	November 30, 2018
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

(2)	As of March 31, 2018, the Company has not reimbursed Terra Income Advisors for any Expense Support Payments.

(3)
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
Participation interest purchased by the Company: The below tables list the investment interests participated by the Company via participation agreement (each, a “PA”) as of March 31, 2018 and September 30, 2017. In accordance with the terms of each PA, each Participant’s rights and obligations, including interest income and other income (e.g., exit fee and prepayment income) and related fees/expenses are based upon its respective pro-rata participation interest in such investments, as specified in the respective PA. The Company’s share of the investment is repayable only from the proceeds received from the related borrower/issuer of the investment, and therefore the Company is also subject to the credit risk (i.e., risk of default by the underlying borrower/issuer).
Pursuant to each PA, the affiliated fund receives and allocates the interest income and other related investment incomes in respect of the investment to the Company. The Company pays related expenses (i.e., the base management fee) directly to Terra Income Advisors.

	Participating Interests at March 31, 2018	March 31, 2018		September 30, 2017
		Principal Balance	Fair Value	Principal Balance	Fair Value
TSG-Parcel 1, LLC (1)	11.1%	$2,000,000	$2,019,799	$2,000,000	$2,019,339
140 Schermerhorn Street Mezz LLC (1)	50.0%	7,500,000	7,570,964	7,500,000	7,565,359
OHM Atlanta Owner, LLC (1)	40.8%	11,224,490	11,333,756	10,000,000	10,091,628
NB Factory JV, LLC (1)	68.0%	2,445,056	2,445,056	2,445,056	2,445,056
CGI 1100 Biscayne Management Holdco, LLC (1)(2)	16.0%	3,959,899	3,995,131	—	—
Total		$27,129,445	$27,364,706	$21,945,056	$22,121,382
_______________

(1)	Participation held in the name of Terra Property Trust, Inc., an affiliated fund managed by a subsidiary of Terra Capital Partners.

(2)	The principal amount includes PIK interest of $59,899 as of March 31, 2018.

Transfers of participation interests by the Company: The following table summarizes the investments that were subject to PAs with investment partnerships affiliated with Terra Income Advisors as of March 31, 2018 and September 30, 2017:

			March 31, 2018
			Transfers treated as obligations under participation agreements
	Principal	Fair Value	% Transferred	Principal	Fair Value
KOP Hotel XXXI Mezz, LP. (1)	$5,800,000	$5,827,916	31.0%	$1,800,000	$1,808,663

			September 30, 2017
			Transfers treated as obligations under participation agreements
	Principal	Fair Value	% Transferred	Principal	Fair Value
KOP Hotel XXXI Mezz, LP. (1)	$5,800,000	$5,878,111	31.0%	$1,800,000	$1,820,502
_______________

Notes to Financial Statements (Unaudited)

(1)	Participant is Terra Property Trust, Inc.
Co-investment
As a BDC, the Company is subject to certain regulatory restrictions in making its investments. For example, the Company may be prohibited under the 1940 Act from knowingly participating in certain transactions with its affiliates without the prior approval of its Board who are not interested persons and, in some cases, prior approval by the SEC. The SEC has granted the Company exemptive relief permitting it, subject to satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of Terra Income Advisors, including Terra Secured Income Fund, LLC, Terra Secured Income Fund 2, LLC, Terra Secured Income Fund 3, LLC, Terra Secured Income Fund 4, LLC, Terra Secured Income Fund 5, LLC, Terra Secured Income Fund 5 International, Terra Income Fund International and Terra Secured Income Fund 7, LLC, Terra Property Trust, Inc., Terra Property Trust 2, Inc. and any future BDC or closed-end management investment company that is registered under the 1940 Act and is advised by Terra Income Advisors or its affiliated investment advisers (the “Co-Investment Affiliates”). However, the Company will be prohibited from engaging in certain transactions with its affiliates even under the terms of this exemptive order. The Company believes this relief will not only enhance its ability to further its investment objectives and strategy, but may also increase favorable investment opportunities for the Company, in part by allowing the Company to participate in larger investments, together with its Co-Investment Affiliates, than would be available to the Company if it had not obtained such relief.
In January 2018, the Company and Terra Property Trust, Inc. co-invested in an $8.9 million mezzanine loan that bears interest at an annual fixed rate of 12.75% and matures on March 31, 2019. The Company’s portion of the investment is 47.19%, or $4.2 million and is reflected as investments at fair value on the statements of assets and liabilities. The Company’s rights and obligations under the loan pertain to its portion of the investment only.
Note 5. Commitments and Contingencies
In the ordinary course of business, the Company may enter into future funding commitments, which are subject to the borrower meeting certain performance-related metrics that are monitored by the Company. As of March 31, 2018 and September 30, 2017, the Company had $2.2 million and $4.6 million of unfunded commitments. The Company expects to maintain sufficient cash on hand to fund such unfunded commitments.
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
The following table reconciles net increase (decrease) in net assets resulting from operations to taxable income (loss):

	Six Months Ended March 31,
	2018	2017
Net increase (decrease) in net assets resulting from operations	$834,798	$(441,717)
Net unrealized depreciation (appreciation) on investments	70,813	(320,513)
Net unrealized (depreciation) appreciation on obligations under participation agreements	(13,103)	31,689
Amortization of deferred offering costs	5,999	375,748
Incentive fees on capital gains	(13,063)	57,765
Other temporary differences (1)	(156,504)	(15,251)
Total taxable income (loss)	$728,940	$(312,279)
_______________

(1)	Other temporary differences primarily related to capitalization and amortization of transaction related fees.

The following table reflects, for tax purposes, the estimated sources of the cash distributions that the Company has paid on its common stock during the six months ended March 31, 2018 and 2017:

	Six Months Ended March 31,
	2018		2017
Source of Distribution	Distribution Amount (1)	Percentage	Distribution Amount (1)	Percentage
Return of capital	$2,842,230	79.6%	$2,232,768	100.0%
Net investment income	728,940	20.4%	—	—%
Distributions on a tax basis:	$3,571,170	100.0%	$2,232,768	100.0%
_______________

(1)
The Distribution Amount and Percentage reflected for the six months ended March 31, 2018 are estimated figures. The actual source of distributions for the year ended September 30, 2018 will be calculated in connection with the Company’s year-end procedures.

As of March 31, 2018 and September 30, 2017, the Company did not have differences between book basis and tax basis cost of investments.
Note 7. Directors’ Fees
The Company’s directors who do not serve in an executive officer capacity for the Company or Terra Income Advisors are entitled to receive annual cash retainer fees, fees for attending board and committee meetings and annual fees for serving as a committee chairperson. These directors receive an annual fee of $20,000, plus $2,500 for each board meeting attended in person, $1,000 for each board meeting attended via teleconference and $1,000 for each committee meeting attended. In addition, the chairman of the audit committee receives an annual fee of $7,500 and the chairman of each of the nominating and corporate governance and the valuation committees, and any other committee, receives an annual fee of $2,500 for their additional services. For the three months ended March 31, 2018 and 2017, the Company recorded $29,000 and $34,625 of directors’ fees expense, respectively. For the six months ended March 31, 2018 and 2017, the Company recorded $63,625 and $58,750 of directors’ fees expense, respectively.
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

Note 8. Capital
The Company entered into a stock purchase agreement with Terra Capital Partners, the Company’s sponsor. On September 19, 2014, pursuant to a private placement, Terra Capital Partners contributed cash consideration of $125,000 to purchase approximately 11,111 shares of common stock at $11.25 per share. On October 20, 2014, pursuant to a private placement, Terra Capital Partners contributed an additional $50,000 in cash to purchase approximately 4,445 additional shares of common stock at $11.25 per share. As of March 31, 2018, the Company had 9,010,396 shares of common stock outstanding.
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
As of September 30, 2017, the Company had unsettled subscription proceeds of $0.2 million, which is reflected as payable for unsettled stock subscriptions on the Company’s statements of assets and liabilities. There were no such unsettled stock subscriptions as of March 31, 2018.
Share Repurchase Program
The Company implemented a share repurchase program whereby every quarter the Company offers to repurchase up to 2.5% of the weighed-average number of shares outstanding in the prior calendar year at a price per share equal to the most recently disclosed NAV per share of its common stock immediately prior to the date of repurchase. In addition, the Board may amend, suspend or terminate the share repurchase program upon 30 days’ notice. The following table provides information with respect to repurchases of the Company’ common stock during the six months ended March 31, 2018:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Maximum Number of Shares Allowed to be Repurchased
Three Months Ended December 31, 2017	65,456	$10.00	111,881
Three Months Ended March 31, 2018	34,980	$9.86	163,674
Note 9. Net Increase (Decrease) in Net Assets
Income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of March 31, 2018 and September 30, 2017, there were no dilutive shares.

Notes to Financial Statements (Unaudited)

The following information sets forth the computation of the weighted average net increase (decrease) in net assets per share from operations for the three and six months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Six Months Ended March 31,
Basic	2018	2017	2018	2017
Net increase (decrease) in net assets resulting from operations	$510,743	$(96,938)	$834,798	$(441,717)
Weighted average common shares outstanding	8,566,284	5,161,662	8,214,031	4,814,672
Net increase (decrease) in net assets per share resulting from operations	$0.06	$(0.02)	$0.10	$(0.09)
Note 10. Distributions
Distributions from net investment income and capital gain distributions are determined in accordance with U.S. federal income tax regulations, which differ from U.S. GAAP.
The following table reflects the Company’s distributions for the six months ended March 31, 2018 and 2017:

Record Date	Payment Date	Per Share Per Day	Distributions Paid in Cash	Distributions Paid through the DRIP	Total Distributions Paid/Accrued
Six Months Ended March 31, 2018
October 20, 2017	October 31, 2017	$0.002389	$379,643	$182,495	$562,138
November 20, 2017	November 30, 2017	0.002389	383,269	182,003	565,272
December 20, 2017	December 31, 2017	0.002389	406,236	195,247	601,483
January 20, 208	January 31, 2018	0.002389	409,747	204,116	613,863
February 20, 2018	February 28, 2018	0.002389	377,811	189,792	567,603
March 20, 2018	March 31, 2018	0.002389	450,154	210,657	660,811
	.		$2,406,860	$1,164,310	$3,571,170

Record Date	Payment Date	Per Share Per Day	Distributions Paid in Cash	Distributions Paid through the DRIP	Total Distributions Paid/Accrued
Six Months Ended March 31, 2017
October 20, 2016	October 31, 2016	$0.002733	$237,090	$123,938	$361,028
November 20, 2016	November 30, 2016	0.002733	242,959	123,376	366,335
December 20, 2016	December 31, 2016	0.002733	264,315	132,250	396,565
January 20, 2017	January 31, 2017	0.002389	245,151	120,219	365,370
February 20, 2017	February 28, 2017	0.002389	229,907	113,350	343,257
March 20, 2017	March 31, 2017	0.002389	269,521	130,692	400,213
			$1,488,943	$743,825	$2,232,768

Notes to Financial Statements (Unaudited)

Note 11. Financial Highlights
The following is a schedule of financial highlights for the six months ended March 31, 2018 and 2017:

	Six Months Ended March 31,
	2018	2017
Per share data:
Net asset value at beginning of period	$10.00	$10.06
Results of operations (1):
Net investment income (loss)	0.11	(0.15)
Net unrealized (depreciation) appreciation on investments	(0.01)	0.07
Net unrealized (appreciation) depreciation on obligations under participation agreements	—	(0.01)
Net increase (decrease) in net assets resulting from operations	0.10	(0.09)
Stockholder distributions (2):
Distributions from return of capital	(0.35)	(0.46)
Distributions from net investment income	(0.09)	—
Net decrease in net assets resulting from stockholder distributions	(0.44)	(0.46)
Capital share transactions:
Other (3)	0.09	0.19
Net increase in net assets resulting from capital share transactions	0.09	0.19
Net asset value, end of period	$9.75	$9.70
Shares outstanding at end of period	9,010,396	5,692,356
Total return (4)	1.67%	1.22%
Ratio/Supplemental data:
Net assets, end of period	$87,886,619	$55,203,031
Ratio of net investment income (loss) to average net assets (5)	2.20%	(3.01)%
Ratio of operating expenses to average net assets (5)	7.31%	15.56%
Portfolio turnover	—%	—%
_______________

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

(2)	The per share data for distributions reflects the actual amount of distributions declared per share during the period.

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

(5)	These ratios are annualized except for the non-recurring expenses.

Note 12. Subsequent Events
The management of the Company has evaluated events and transactions through the date the financial statements were issued, and has determined that there are no material events that would require adjustment to or disclosure in the Company’s financial statements other than those listed below.
The Company’s Offering was terminated on April 20, 2018. From April 1, 2018 through the end of the Offering on April 20, 2018, the Company sold 114,273 shares of common stock, excluding shares issued pursuant to the DRIP. The gross proceeds from these issuances excluding proceeds from shares issued pursuant to the DRIP were $1.2 million.

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

•
actual and potential conflicts of interest with any of the following affiliated entities: Terra Income Advisors, LLC, our investment adviser (“Terra Income Advisors”); Terra Capital Partners, LLC (“Terra Capital Partners”), our sponsor; Terra REIT Advisors, LLC, a subsidiary of Terra Capital Partners; Terra Fund Advisors, LLC, an affiliate of Terra Capital Partners; Terra Secured Income Fund, LLC and, together with Terra Secured Income Fund 2, LLC, Terra Secured Income Fund 3, LLC, Terra Secured Income Fund 4, LLC, Terra Secured Income Fund 5, LLC, Terra Secured Income Fund 5 International, Terra Income Fund International and Terra Secured Income Fund 7, LLC, the “Terra Income Funds”; Terra Property Trust, Inc., a subsidiary of Terra Secured Income 5, LLC; Terra Property Trust 2, Inc., a subsidiary of Terra Secured Income Fund 7, LLC; Terra Capital Advisors, LLC; Terra Capital Advisors 2, LLC; Terra Income Advisors 2, LLC; or any of their affiliates;

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
We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of this quarterly report on Form 10-Q. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. Stockholders are advised to consult any additional disclosures that we may make directly to stockholders or through reports that we may file in the future with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements and projections contained in this quarterly report on Form 10-Q are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
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
Also, we agreed to pay selling commissions, broker-dealer fees, a dealer manager fee and transaction charges (formerly referred to as distribution fees), and to reimburse Terra Income Advisors for our organization and offering expenses up to a maximum amount equal to 1.5% of the gross proceeds from our continuous public offering of our company stock (the “Offering”). Terra Income Advisors bears all organization and offering expenses in excess of this amount.
On February 8, 2018, an affiliate of Axar Capital Management L.P. (“Axar”) entered into an investment agreement with Terra Capital Partners and its affiliates pursuant to which Axar acquired from the respective owners thereof a 65.7% economic and voting interest in Terra Capital Partners and an initial 49% economic interest in Terra Income Advisors, with an agreement to acquire an additional 16.7% economic interest, and for the entire 65.7% stake to become a voting interest in Terra Income Advisors, subject to requisite approval by a majority of the outstanding voting securities (as defined by the 1940 Act) of the Company of a new advisory and administrative services agreement between Terra Income Advisors and the Company and upon the satisfaction of certain other conditions.
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
Expenses
Our primary operating expenses include interest expense from obligations under participation agreements, professional fees, marketing expenses, payment of adviser fees and reimbursement of expenses to Terra Income Advisors and other expenses necessary for our operations. We bear other expenses, which include, among other things:

•	corporate, organizational and offering expenses relating to offerings of our common stock, subject to limitations included in the Investment Advisory Agreement;

•	the cost of calculating our net asset value (“NAV”), including the related fees and cost of any third-party valuation services;

•	the cost of effecting sales and repurchases of shares of our common stock and other securities;

•	fees payable to third parties relating to, or associated with, monitoring our financial and legal affairs;

•	making investments and valuing investments, including fees and expenses associated with performing due diligence reviews of prospective investments;

•	interest payable on debt, if any, incurred to finance our investments;

•	transfer agent and custodial fees;

•	fees and expenses associated with marketing efforts;

•	servicing fees;

•	federal and state registration fees;

•	federal, state and local taxes;

•	independent directors’ fees and expenses, including travel expenses;

•	costs of director and stockholder meetings, proxy statements, stockholders’ reports and notices;

•	costs of fidelity bonds, directors and officers/errors and omissions liability insurance and other insurance premiums;

•	direct costs, including those relating to printing of stockholder reports and advertising or sales materials, mailing and long-distance telephone expenses;

•	fees and expenses associated with independent audits and outside legal costs, including compliance with the Sarbanes-Oxley Act of 2002, the 1940 Act and applicable federal and state securities laws;

•	costs associated with our chief compliance officer;

•	brokerage commissions for our investments; and

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

	March 31, 2018
	Gross Investments		Transfers Treated as Obligations Under Participation Agreements		Net Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair value
OHM Atlanta Owner, LLC	$11,284,650	$11,333,756	$—	$—	$11,284,650	$11,333,756
Residential X Mezz Concord LLC and Center Associates Mezz LLC	7,826,973	7,982,974	—	—	7,826,973	7,982,974
140 Schermerhorn Street Mezz LLC	7,493,202	7,570,964	—	—	7,493,202	7,570,964
KOP Hotel XXXI Mezz, LP.	5,790,207	5,827,916	1,796,961	1,808,663	3,993,246	4,019,253
YIP Santa Maria LLC	4,496,248	4,548,358	—	—	4,496,248	4,548,358
221 W. 17th Street Owner, LLC	4,171,516	4,237,732	—	—	4,171,516	4,237,732
CGI 1100 Biscayne Management Holdco, LLC	3,940,046	3,995,131	—	—	3,940,046	3,995,131
GAHC3 Lakeview IN Medical Plaza, LLC	3,427,163	3,427,163	—	—	3,427,163	3,427,163
Dwight Mezz II LLC	3,000,000	3,000,000	—	—	3,000,000	3,000,000
NB Factory JV, LLC	2,445,056	2,445,056	—	—	2,445,056	2,445,056
Hertz Clinton One Mezzanine, LLC	2,442,143	2,486,674	—	—	2,442,143	2,486,674
TSG-Parcel 1, LLC	2,020,000	2,019,799	—	—	2,020,000	2,019,799
	$58,337,204	$58,875,523	$1,796,961	$1,808,663	$56,540,243	$57,066,860

	September 30, 2017
	Gross Investments		Transfers Treated as Obligations Under Participation Agreements		Net Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair value
OHM Atlanta Owner, LLC	$9,955,647	$10,091,628	$—	$—	$9,955,647	$10,091,628
140 Schermerhorn Street Mezz, LLC	7,468,766	7,565,359	—	—	7,468,766	7,565,359
KOP Hotel XXXI Mezz, LP.	5,786,133	5,866,063	1,795,696	1,820,502	3,990,437	4,045,561
YIP Santa Maria, LLC	4,481,473	4,538,492	—	—	4,481,473	4,538,492
Residential X Mezz Concord, LLC and Center Associates Mezz, LLC	4,175,118	4,315,751	—	—	4,175,118	4,315,751
GAHC3 Lakeview IN Medical Plaza, LLC	3,417,207	3,428,041	—	—	3,417,207	3,428,041
Dwight Mezz II, LLC	3,000,000	3,000,000	—	—	3,000,000	3,000,000
NB Factory JV, LLC	2,445,056	2,445,056	—	—	2,445,056	2,445,056
Hertz Clinton One Mezzanine, LLC	2,437,857	2,526,660	—	—	2,437,857	2,526,660
TSG-Parcel 1, LLC	2,020,000	2,019,339	—	—	2,020,000	2,019,339
	$45,187,257	$45,796,389	$1,795,696	$1,820,502	$43,391,561	$43,975,887

	Three Months Ended March 31,
	2018		2017
	Weighted Average Principal Amount	Weighted Average Coupon Rate	Weighted Average Principal Amount	Weighted Average Coupon Rate
Gross investments	$57,527,259	12.6%	$46,611,851	12.6%
Obligations under participation agreements	(1,800,000)	13.0%	(14,300,000)	13.9%
Net investments (1)	$55,727,259	12.6%	$32,311,851	12.0%

	Six Months Ended March 31,
	2018		2017
	Weighted Average Principal Amount	Weighted Average Coupon Rate	Weighted Average Principal Amount	Weighted Average Coupon Rate
Gross investments	$54,035,744	12.6%	$40,450,749	12.9%
Obligations under participation agreements	(1,800,000)	13.0%	(14,300,000)	13.9%
Net investments (1)	$52,235,744	12.5%	$26,150,749	12.3%
_______________

(1)
The weighted average coupon rate for net investments represents net interest income over the period calculated using the weighted average coupon rate and weighted average principal amount shown on the table (interest income on the investments less interest expense) divided by the weighted average principal amount of the net investments during the period.

Portfolio Investment Activity
For the three months ended March 31, 2018 and 2017, we invested $4.2 million and $12.1 million in new loans, respectively, and had repayments of $0.01 million and $0.7 million, respectively, resulting in net gross investments made of $4.1 million and $11.4 million, respectively, for the periods.
For the six months ended March 31, 2018 and 2017, we invested $12.9 million and $24.1 million in new loans, respectively, and had repayments of $0.01 million and $0.7 million, resulting in net gross investments made of $12.8 million and $23.4 million, respectively, for the periods.

Our portfolio composition, based on fair value at March 31, 2018 and September 30, 2017 was as follows:

	March 31, 2018		September 30, 2017
	Percentage of Total Portfolio	Weighted Average Yield (1)	Percentage of Total Portfolio	Weighted Average Yield (1)
Loans	53.5%	12.4%	51.7%	12.4%
Loans through participation interest (Note 4)	46.5%	12.9%	48.3%	12.3%
Total	100.0%	12.6%	100.0%	12.4%
_______________

(1)	Based upon the principal value of our debt investments.
The following table shows the portfolio composition by property type grouping based on fair value at March 31, 2018 and September 30, 2017:

	March 31, 2018		September 30, 2017
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Hotel	$21,942,369	37.3%	$17,969,914	39.2%
Land	13,353,555	22.7%	12,110,967	26.5%
Multifamily	7,982,974	13.6%	4,315,751	9.4%
Office	5,913,837	10.0%	5,954,701	13.0%
Student housing	5,445,056	9.2%	5,445,056	11.9%
Condominium	4,237,732	7.2%	—	—%
Total	$58,875,523	100.0%	$45,796,389	100.0%

The following table presents the fair value measurements at March 31, 2018 and September 30, 2017:

	March 31, 2018		September 30, 2017
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Loans	$31,510,817	53.5%	23,675,007	51.7%
Loans through participation interest (Note 4)	27,364,706	46.5%	22,121,382	48.3%
Total	$58,875,523	100.0%	45,796,389	100.0%
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
As of both March 31, 2018 and September 30, 2017, obligations under participation agreements at fair value totaled $1.8 million and the fair value of the loans that are associated with these obligations under participation agreements was $5.8 million. During the three and six months ended March 31, 2018 and 2017, there were no repayments on obligations under participation agreements. The weighted average interest rate on our obligations under participation agreements was 13.0% as of both March 31, 2018 and September 30, 2017.

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
Operating results for the three and six months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,			Six Months Ended March 31,
	2018	2017	Change	2018	2017	Change
Total investment income	$2,030,062	$1,677,618	$352,444	$3,853,949	$3,075,083	$778,866
Total operating expenses	1,470,944	1,851,433	(380,489)	2,961,441	3,805,624	(844,183)
Net investment income (loss)	559,118	(173,815)	732,933	892,508	(730,541)	1,623,049
Net unrealized (depreciation) appreciation on investments	(47,844)	32,601	(80,445)	(70,813)	320,513	(391,326)
Net unrealized (appreciation) depreciation on obligations under participation agreements	(531)	44,276	(44,807)	13,103	(31,689)	44,792
Net increase (decrease) in net assets resulting from operations	$510,743	$(96,938)	$607,681	$834,798	$(441,717)	$1,276,515
Investment Income
The composition of our investment income for the three and six months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,			Six Months Ended March 31,
	2018	2017	Change	2018	2017	Change
Interest income	$2,020,343	$1,672,618	$347,725	$3,808,232	$3,055,083	$753,149
Other fee income	9,719	5,000	4,719	45,717	20,000	25,717
Total investment income	$2,030,062	$1,677,618	$352,444	$3,853,949	$3,075,083	$778,866
Interest Income
For the three months ended March 31, 2018 as compared to the same period in 2017, interest income increased by $0.3 million, primarily due to higher weighted-average investment balance. For the three months ended March 31, 2018, our weighted-average investment balance was approximately $57.5 million and weighted-average annual interest rate on the investments was 12.6%, compared to weighted-average investment balance of approximately $46.6 million and weighted-average annual interest rate of the investments of 12.6% for the same period in 2017. As we continue to invest our net proceeds from the Offering, our investment portfolio will continue to grow.
For the six months ended March 31, 2018 as compared to the same period in 2017, interest income increased by $0.8 million, primarily due to higher weighted-average investment balance partially offset by lower weighted-average interest rate on the investments. For the six months ended months ended March 31, 2018, our weighted-average investment balance was approximately $54.0 million and weighted-average annual interest rate on the investments was 12.6%, compared to weighted-average investment balance of approximately $40.5 million and weighted-average annual interest rate of the investments of 12.9% for the same period in 2017.

Operating Expenses
The composition of our operating expenses for the three and six months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,			Six Months Ended March 31,
	2018	2017	Change	2018	2017	Change
Base management fees	$422,868	$278,854	$144,014	$815,431	$524,093	$291,338
Operating expense reimbursement to Adviser	200,118	133,522	66,596	406,796	248,635	158,161
Servicing fees	230,129	—	230,129	437,184	—	437,184
Incentive fees on capital gains	(9,674)	15,375	(25,049)	(13,063)	57,765	(70,828)
Professional fees	392,116	408,858	(16,742)	691,777	700,589	(8,812)
Marketing expenses	82,605	128,534	(45,929)	318,203	490,787	(172,584)
Interest expense from obligations under participation agreements	59,129	559,344	(500,215)	119,564	1,180,609	(1,061,045)
Amortization of offering costs	5,999	208,571	(202,572)	5,999	375,748	(369,749)
Insurance expense	53,347	53,466	(119)	106,816	106,932	(116)
Directors’ fees	29,000	34,625	(5,625)	63,625	58,750	4,875
General and administrative expenses	5,307	30,284	(24,977)	9,109	61,716	(52,607)
Total operating expenses	$1,470,944	$1,851,433	$(380,489)	$2,961,441	$3,805,624	$(844,183)
For the three and six months ended March 31, 2018 as compared to the same periods in 2017, total operating expenses decreased by $0.4 million and $0.8 million, respectively. The decrease in total operating expenses was due to the reasons stated below.
Base Management Fees
Under the Investment Advisory Agreement, we pay Terra Income Advisors a base management fee, which is calculated at an annual rate of 2.0% of our average gross assets.
For the three and six months ended March 31, 2018 as compared to the same periods in 2017, base management fees increased by $0.1 million and $0.3 million, respectively, due to an increase in our gross assets. We expect our base management fees to stabilize after the termination of the Offering.
Operating Expense Reimbursed to Adviser
Under the Investment Advisory Agreement, we reimburse Terra Income Advisors for operating expenses incurred in connection with administrative services provided to us, including compensation to administrative personnel.
For the three and six months ended March 31, 2018 as compared to the same periods in 2017, operating expense reimbursed to Terra Income Advisors increased by $0.1 million and $0.2 million, respectively, primarily due to an increase in allocable costs from Terra Income Advisors, primarily related to compensation expense paid to Terra Income Advisors’ employees, as well as an increase in gross proceeds from the Offering, which was the basis for the costs allocated to us by Terra Income Advisors.
Servicing Fees
On September 30, 2017, the Board approved the servicing plan (the “Servicing Plan”) and the second amended dealer manager agreement (the “Second Amended Dealer Manager Agreement”), pursuant to which we pay the dealer manager a servicing fee at an annual rate of 1.125% of the most recently published NAV per share of our common stock, excluding shares sold through our distribution reinvestment plan, in exchange for providing stockholder-related administrative support services. With respect to each share sold, the servicing fee is payable annually on the anniversary of the applicable month of purchase.
For the three and six months ended March 31, 2018, we recorded servicing fees of $0.2 million and $0.4 million, respectively. There were no servicing fees recorded for the three and six months ended March 31, 2017.
Marketing Expenses
Marketing expenses represent selling expenses incurred in connection with the issuance of our common stock in the Offering.
For the three and six months ended March 31, 2018 as compared to the same periods in 2017, marketing expenses decreased by $0.05 million and $0.2 million, respectively, primarily due to the Offering approaching its termination.

Interest Expense from Obligations under Participation Agreements
For the three and six months ended March 31, 2018 as compared to the same periods in 2017, interest expense from obligations under participation agreements decreased by $0.5 million and $1.1 million, respectively, primarily due to lower weighted-average principal balance of obligations under participation agreements and lower weighted-average interest rate on the obligations. For both the three and six months ended March 31, 2018, the weighted-average principal balance of obligations under participation agreements was $1.8 million and the weighted-average annual interest rate on the obligations was 13.0%, compared to weighted-average principal balance of obligations under participation agreements of $14.3 million and weighted-average annual interest rate on the obligations of 13.9% for the same periods in 2017.
Amortization of Offering Costs
All offering costs incurred during the offering period are recorded as deferred charge and amortized over twelve months from the date the cost is incurred, with the exception of those costs that were incurred prior to the commencement of operations on June 24, 2015, which were amortized over a 12-month period from that date forward.
For the three and six months ended March 31, 2018 as compared to the same periods in 2017, amortization of offering costs decreased by $0.2 million and $0.4 million, respectively, primarily due to the offering costs incurred prior to the commencement of operations having been fully amortized on June 30, 2017.
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
There were no sales or repayments for the three and six months ended March 31, 2018 and 2017, therefore, there were no realized gains or losses.
Net Unrealized Appreciation or Depreciation on Investments and Obligations under Participation Agreements
Net unrealized appreciation or depreciation on investments and obligations under participation agreements reflects the change in our portfolio investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses, when gains or losses are realized. Valuation of our portfolio investments and obligations under participation agreements fluctuates over time, reflecting changes in the market yields for loans and debt investments, and any associated premium or discount and origination or exit fee will be amortized down or accreted up to par value as each investment approaches maturity.
For the three and six months ended March 31, 2018 as compared to the same periods in 2017, net unrealized appreciation on investments decreased by $0.1 million and $0.4 million, and net unrealized appreciation on obligations under participation agreements decreased by $0.04 million and $0.04 million, respectively, primarily due to more new investments entered into in the prior year periods and several loans approaching maturity in the current periods which will settle at par.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three and six months ended March 31, 2018, we recorded a net increase in net assets resulting from operations of $0.5 million and $0.8 million, respectively, compared to a net decrease in net assets resulting from operations of $0.1 million and $0.4 million for the same periods in the prior year, respectively. Based on the weighted average shares of common stock outstanding, our per share net increase in net assets resulting from operations was $0.06 and $0.10 for the three and six months ended March 31, 2018, respectively, compared to per share net decrease in net assets resulting from operations of $0.02 and $0.09 for the same periods in the prior year, respectively.
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

Financial Condition, Liquidity and Capital Resources
We currently generate cash primarily from the net proceeds of the Offering, which was terminated on April 20, 2018, and from cash flows from interest, dividends and fees earned from our investments and principal repayments and proceeds from sales of our investments. Our primary use of cash is for our targeted investments, payments of our expenses and cash distributions to our stockholders.
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
Cash Flows for the Six Months Ended March 31, 2018
Operating Activities — For the six months ended March 31, 2018, net cash used in operating activities was $13.3 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, repayments and sales of portfolio investments, among other factors. Cash flows used in operating activities for the six months ended March 31, 2018 were primarily purchases of investments totaling $12.9 million.
Financing Activities — For the six months ended March 31, 2018, net cash provided by financing activities was $11.7 million, primarily related to proceeds from the issuance of common stock of $15.0 million, partially offset by distributions paid to stockholders of $2.4 million and payments of selling commissions and dealer manager fees of $0.9 million.
Cash Flows for the Six Months Ended March 31, 2017
Operating Activities — For the six months ended March 31, 2017, net cash used in operating activities was $23.8 million, primarily due to purchases of investments totaling $24.4 million.
Financing Activities — For the six months ended March 31, 2017, net cash provided by financing activities was $13.8 million, primarily related to proceeds from the issuance of common stock of $16.1 million, partially offset by distributions paid to stockholders of $1.5 million and payments of selling commissions and dealer manager fees of $0.8 million.
RIC Status and Distributions
We have elected to be treated for federal income tax purposes and to qualify annually thereafter, as a RIC under Subchapter M of the Code. In order to maintain our qualification to be taxed as a RIC, we must, among other things, distribute at least 90.0% of our “investment company taxable income,” as defined by the Code, each year. As long as the distributions are declared by the later of the fifteenth day of the ninth month following the close of the taxable year or the due date of the tax return, including extensions, distributions paid up to one year after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We are also subject to nondeductible federal excise taxes if we do not distribute at least 98.0% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years on which we paid no federal income taxes. We intend to make sufficient distributions to our stockholders to maintain our qualification to be taxed as a RIC each year and to preclude the imposition of either U.S. federal corporate income or excise taxation.
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
Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the statements of operations. For the three and six months ended March 31, 2018 and 2017, we did not incur any interest or penalties.
Contractual Obligations
We have entered into certain contracts under which we have material future commitments. On April 20, 2015, we entered into the Investment Advisory Agreement with Terra Income Advisors in accordance with the 1940 Act. The Investment Advisory Agreement became effective on June 24, 2015, the date that we met the Minimum Offering Requirement. Terra Income Advisors serves as our investment adviser in accordance with the terms of the Investment Advisory Agreement. Payments under the Investment Advisory Agreement in each reporting period consist of (i) a base management fee equal to a percentage of the value of our average gross assets and (ii) an incentive fee based on our performance. Terra Income Advisors is reimbursed for allocated administrative expenses incurred on our behalf. For the three months ended March 31, 2018 and 2017, we incurred $0.4 million and $0.3 million, respectively, in base management fee under the Investment Advisory Agreement. For the six months ended March 31, 2018 and 2017, we incurred $0.8 million and $0.5 million, respectively, in base management fee under the Investment Advisory Agreement. For the three months ended March 31, 2018 and 2017, we accrued incentive fees on capital (losses) gains of $(9,674) and $15,375, respectively, based on net unrealized capital (losses) gains of $(48.4) thousand and $76.9 thousand, respectively. For the six months ended March 31, 2018 and 2017, we accrued incentive fees on capital (losses) gains of $(13.1) thousand and $57.8 thousand, respectively, based on net unrealized capital (losses) gains of $(0.1) million and $0.3 million, respectively. No incentive fees on capital gains are actually payable by us with respect to unrealized gains unless and until those gains are actually realized. For the three months ended March 31, 2018 and 2017, we incurred $0.2 million and $0.1 million in allocated administrative expenses reimbursable to Terra Income Advisors, respectively. For the six months ended March 31, 2018 and 2017, we incurred $0.4 million and $0.2 million in allocated administrative expenses reimbursable to Terra Income Advisors, respectively.
On April 20, 2015, we entered into a dealer manager agreement with Terra Capital Markets, LLC (“Terra Capital Markets”), an affiliate of Terra Income Advisors, to serve as the dealer manager of the Offering. On April 27, 2016, we adopted an amended and restated dealer manager agreement (the “Amended Dealer Manager Agreement”). Under the terms of the Amended Dealer Manager Agreement, Terra Capital Markets receives selling commissions, dealer manager fees and broker-dealer fees of 3.0%, 1.5% and up to 1.0%, respectively, of gross proceeds from the Offering, all or a portion of which may be re-allowed to selected broker-dealers for marketing and expenses. In addition, Terra Capital Markets received a transaction charge at an annual rate of 1.125% of gross offering proceeds, excluding shares sold through the distribution reinvestment plan, all or a portion of which may be re-allowed to selected broker-dealers for services performed in connection with the distribution of our shares. The transaction charge was payable annually with respect to each share sold in the primary offering on the first, second, third, and fourth anniversaries of the month of purchase. In connection with the adoption of the Amended Dealer Manager Agreement, Terra Capital Markets reimbursed us $1.3 million for selling commissions and dealer manager fees we paid related to the shares sold on and prior to February 20, 2016, the last stockholder admittance date prior to the adoption of the Amended Dealer Manager Agreement. The reimbursement amount would be paid back to Terra Capital Markets on the first, second, third and fourth anniversaries of the months of purchase.
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
For the three months ended March 31, 2018 and 2017, we incurred $0.4 million and $0.8 million, respectively, of broker-dealer commissions and fees and, of this amount, $0.3 million and $0.5 million, respectively, were re-allowed to selected broker-dealers. For the six months ended March 31, 2018 and 2017, we incurred $0.8 million and $1.5 million, respectively, of broker-dealer commissions and fees and, of this amount, $0.6 million and $1.0 million, respectively, were re-allowed to selected broker-dealers. For the three and six months ended March 31, 2018, we recorded servicing fees of $0.2 million and $0.4 million, respectively, as reflected on the statements of operations. There were no servicing fees recorded for the three and six months ended March 31, 2017. As of March 31, 2018, unpaid servicing fees were $0.1 million and were included in accrued expenses on the statements of assets and liabilities.
Certain of our loans provide for commitment to fund the borrower at a future date. As of March 31, 2018, we had two loans with total funding commitments of $13.5 million, of which we funded $11.3 million. We expect to fund $1.0 million in the next year and the remaining $1.2 million in the second year.
Off-Balance Sheet Arrangements
Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any off-balance sheet financings or liabilities.
Recently Issued Accounting Standards
In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or services. We adopted ASU 2014-09 on January 1, 2018 using the cumulative effect transition method. The adoption of ASU 2014-09 did not have a material impact on our financial statements and disclosure.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 retains many current requirements for the classification and measurement of financial instruments; however, it significantly revises an entity’s accounting related to (i) the classification and measurement of investments in equity securities and (ii) the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments. This guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is not permitted for public business entities. We adopted ASU 2016-01 on January 1, 2018. The adoption of ASU 2016-01 did not have a material impact on our financial statements and disclosures.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, a Consensus of the FASB’s Emerging Issues Task Force (“ASU 2016-15”).  ASU 2016-15 provides guidance on how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method. We adopted ASU 2016-15 on January 1, 2018. The adoption of ASU 2016-15 did not have a material impact on our financial statements and disclosures.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, a Consensus of the FASB’s Emerging Issues Task Force (“ASU 2016-18”). ASU 2016-18 requires that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 does not provide a definition of restricted cash or restricted cash equivalents. ASU 2016-18 is effective for public business entities for annual and interim periods beginning after December 15, 2017. We adopted ASU 2016-18 on January 1, 2018 using a retrospective transition method. The adoption of ASU 2016-18 did not have a material impact on our financial statements and disclosures.
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
The incentive fee consists of two parts. The first part, which we refer to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears based upon our “pre-incentive fee net investment income” for the immediately preceding quarter. The subordinated incentive fee on income is subject to a quarterly hurdle rate, expressed as a rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 2.0% (8.0% annualized), subject to a “catch-up” feature. For this purpose, “pre-incentive fee net investment income” means interest income, dividend income and any other income (including any other fees, other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses reimbursed to Terra Income Advisors under the Investment Advisory Agreement and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero-coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The calculation of the subordinated incentive fee on income for each quarter is as follows:

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
Terra Income Advisors has funded our offering costs and organization costs. Organization expenses are expensed on our statements of operations. All offering costs incurred during the offering period are recorded as deferred charge and amortized over twelve months from the date the cost is incurred, with the exception of those costs that were incurred prior to the commencement of operations on June 24, 2015, which are being amortized over a 12-month period from that date forward. Terra Income Advisors is responsible for the payment of our cumulative organization and offering expenses to the extent such expenses exceed 1.5% of the gross proceeds from the Offering, without recourse against or reimbursement by us. As a result, Terra Income Advisors will bear all organization and offering expenses in excess of 1.5% of the gross proceeds from the Offering. As of March 31, 2018 and September 30, 2017, Terra Income Advisors funded offering costs and organization costs in the amount of $3.3 million and $3.2 million, respectively. As of March 31, 2018, we are obligated to reimburse Terra Income Advisors $1.5 million of the cumulative offering costs and organizations incurred. The unreimbursed amount in excess of 1.5% of actual gross proceeds received was $0.01 million and $0.1 million as of March 31, 2018 and September 30, 2017, respectively, and is included in Due to Adviser, net on the statements of assets and liabilities. For the three months ended March 31, 2018 and 2017, we made offering costs reimbursement payments of $0.1 million and $0.4 million to Terra Income Advisors, respectively. For the six months ended March 31, 2018 and 2017, we made offering costs reimbursement payments of $0.2 million and $0.7 million to Terra Income Advisors, respectively.
Under the Amended Dealer Manager Agreement, Terra Capital Markets, an affiliate of Terra Income Advisors, is entitled to receive selling commissions, broker-dealer fees and dealer manager fees in connection with the sale of shares of our common stock in the Offering, all or a portion of which may be re-allowed to selected broker-dealers. On September 30, 2017, we adopted the Servicing Plan and the Second Amended Dealer Manager Agreement to revised the terms of the servicing fee (which was previously referred to as a transaction charge). For the three months ended March 31, 2018 and 2017, we incurred $0.4 million and $0.8 million, respectively, of broker-dealer commissions and fees and, of this amount, $0.3 million and $0.5 million, respectively, were re-allowed to selected broker-dealers. For the six months ended March 31, 2018 and 2017, we incurred $0.8 million and $1.5 million, respectively, of broker-dealer commissions and fees and, of this amount, $0.6 million and $1.0 million, respectively, were re-allowed to selected broker-dealers. For the three and six months March 31, 2018, we recorded servicing fees of $0.2 million and $0.4 million, respectively, as reflected on the statements of operations. There were no servicing fees recorded for the three and six months ended March 31, 2017. As of March 31, 2018, unpaid servicing fees were $130,012 and were included in accrued expenses on the statements of assets and liabilities.
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
Exemptive Relief
The SEC has granted us exemptive relief from the provisions of Sections 17(d) and 57(a)(4) of the 1940 Act, thereby permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with the Terra Income Funds, Terra Property Trust, Inc., Terra Property Trust 2, Inc. and any future BDC or closed-end management investment company that is registered under the 1940 Act and is advised by Terra Income Advisors or its affiliated investment advisers (the “Co-Investment Affiliates”). However, we will be prohibited from engaging in certain transactions with our affiliates even under the terms of this exemptive order. We believe the relief granted to us under this exemptive order may not only enhance our ability to further our investment objectives and strategies, but may also increase favorable investment opportunities for us, in part by allowing us to participate in larger investments, together with our Co-Investment Affiliates, than would be available to us in the absence of such relief.
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
As of March 31, 2018, we had one investment with a principal balance of $3.4 million that provides for interest income indexed to London Interbank Offered Rate (“LIBOR”) (see “Item 1. Financial Statements — Schedule of Investments”). A decrease or increase of 1% in LIBOR would decrease or increase our annual interest income by $0.03 million.
We may hedge against interest rate and currency exchange rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts, subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. For the three and six months ended March 31, 2018 and 2017, we did not engage in interest rate hedging activities.
In addition, we may have risks regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Valuation of Investments.”
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information concerning our repurchases of shares of our common stock pursuant to our share repurchase program during the three months ended March 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
January 1 to January 31, 2018	—	$—	—
February 1 to February 28, 2018	—	—	—
March 1 to March 31, 2018	34,980	9.86	34,980
Total	34,980	$9.86	34,980
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

Date: May 11, 2018

TERRA INCOME FUND 6, INC.

By:	/s/ Bruce D. Batkin
Bruce D. Batkin
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gregory M. Pinkus
Gregory M. Pinkus
Chief Financial Officer, Chief Operating Officer,
Treasurer and Secretary
(Principal Financial and Accounting Officer)