Form 10-Q
period 2018-06-30
Terra Income Fund 6, Inc.
filed 2018-08-08
CIK 1577134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018

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

As of August 8, 2018, the registrant had 9,098,586 shares of common stock, $0.001 par value, outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Terra Income Fund 6, Inc.
Statements of Assets and Liabilities

	June 30, 2018	September 30, 2017
	(Unaudited)
Assets
Investments, at fair value — non-controlled (amortized cost of $31,185,315 and $23,297,788, respectively)	$31,662,261	$23,675,007
Investment through participation interest, at fair value — non-controlled (amortized cost of $38,531,036 and $21,889,469, respectively) (Note 4)	38,906,719	22,121,382
Total investments	70,568,980	45,796,389
Cash and cash equivalents	19,264,212	32,176,500
Cash, restricted	711,239	1,547,407
Interest receivable	669,353	438,001
Due from related party (Note 4)	446,004	—
Prepaid expenses and other assets	72,158	108,976
Total assets	91,731,946	80,067,273

Liabilities
Obligations under participation agreements, at fair value (proceeds of $1,800,000 and $1,800,000, respectively) (Note 4)	1,809,205	1,820,502
Interest reserve and other deposits held on investments	711,239	1,547,407
Due to Adviser, net	598,389	707,927
Payable for unsettled stock subscriptions	—	226,642
Accrued expenses	392,804	245,948
Deferred revenue	247,583	—
Interest payable from obligations under participation agreements	16,250	16,250
Directors’ fees payable	—	5,625
Other liabilities	115,341	162,679
Total liabilities	3,890,811	4,732,980
Net assets	$87,841,135	$75,334,293

Commitments and contingencies (See Note 5)
Components of net assets:
Common stock, $0.001 par value, 450,000,000 shares authorized, and 9,084,383 and 7,530,130 shares issued and outstanding, respectively	$9,084	$7,530
Capital in excess of par	87,717,421	75,147,338
Accumulated (over-distributed) net investment income	(726,388)	(404,902)
Net unrealized appreciation on investments	852,629	609,132
Net unrealized appreciation on obligations under participation agreements	(11,611)	(24,805)
Net assets	$87,841,135	$75,334,293
Net asset value per share	$9.67	$10.00
See notes to financial statements.

Terra Income Fund 6, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Investment income
Interest income	$2,263,197	$294,075	$6,071,429	$3,349,158
Other fee income	41,186	19,045	86,903	39,045
Total investment income	2,304,383	313,120	6,158,332	3,388,203
Operating expenses
Base management fees	441,182	318,616	1,256,613	842,709
Operating expense reimbursement to Adviser (Note 4)	206,701	145,853	613,497	394,488
Servicing fees (Note 2, Note 4)	243,286	—	680,470	—
Incentive fees on capital gains (1)	61,013	18,530	47,950	76,295
Professional fees	277,592	223,047	969,369	923,636
Amortization of offering costs (Note 4)	108,133	—	114,132	375,748
Interest expense from obligations under participation agreements (Note 4)	59,784	(402,185)	179,348	778,424
Insurance expense	52,978	53,469	159,794	160,401
Directors’ fees	27,125	24,125	90,750	82,875
General and administrative expenses	14,776	35,796	23,885	97,512
Marketing expenses	8,924	201,348	327,127	692,135
Interest expense on mortgage financing	—	35,974	—	35,974
Total operating expenses	1,501,494	654,573	4,462,935	4,460,197
Less: Reduction of offering costs	—	(944,248)	—	(944,248)
Net operating expenses	1,501,494	(289,675)	4,462,935	3,515,949
Net investment income (loss)	802,889	602,795	1,695,397	(127,746)
Net change in unrealized appreciation on investments	314,310	37,569	243,497	358,082
Net change in unrealized depreciation on obligations under participation agreements	91	55,080	13,194	23,391
Net increase in net assets resulting from operations	$1,117,290	$695,444	$1,952,088	$253,727

Per common share data:
Net investment income (loss) per share	$0.09	$0.10	$0.20	$(0.02)
Net increase in net assets per share resulting from operations	$0.12	$0.11	$0.23	$0.05
Weighted average common shares outstanding	9,126,175	6,099,041	8,512,384	5,242,795
_______________

(1)
Incentive fees on capital gains are based on 20% of net unrealized capital gains of $314,401 and $92,649 for the three months ended June 30, 2018 and 2017, respectively, and $256,691 and $381,473 for the nine months ended June 30, 2018 and 2017, respectively. No incentive fees on capital gains are actually payable by the Company with respect to unrealized gains unless and until those gains are realized.

See notes to financial statements.

Terra Income Fund 6, Inc.
Statements of Changes in Net Assets
(Unaudited)

	Nine Months Ended June 30,
	2018	2017
Operations
Net investment income (loss)	$1,695,397	$(127,746)
Net change in unrealized appreciation on investments	243,497	358,082
Net change in unrealized depreciation on obligations under participation agreements	13,194	23,391
Net increase in net assets resulting from operations	1,952,088	253,727

Stockholder distributions
Distributions from return of capital	(3,536,549)	(3,556,971)
Distributions from net investment income	(2,016,882)	—
Net decrease in net assets resulting from stockholder distributions	(5,553,431)	(3,556,971)

Capital share transactions
Issuance of common stock	17,262,662	26,787,339
Selling commissions and dealer manager fees	(914,494)	(2,510,839)
Reinvestment of stockholder distributions	1,723,776	1,185,326
Repurchases of common stock under stock repurchase plan	(1,963,759)	—
Net increase in net assets resulting from capital share transactions	16,108,185	25,461,826
Net increase in net assets	12,506,842	22,158,582
Net assets, at beginning of period	75,334,293	42,474,748
Net assets, at end of period	$87,841,135	$64,633,330

Capital Share Activity
Shares outstanding, at beginning of period	7,530,130	4,222,358
Shares issued from subscriptions	1,587,124	2,383,457
Shares issued from reinvestment of stockholder distributions	166,467	109,767
Shares repurchased under stock repurchase plan	(199,338)	—
Shares outstanding, at end of period	9,084,383	6,715,582
See notes to financial statements.

Terra Income Fund 6, Inc.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net increase in net assets resulting from operations	$1,952,088	$253,727
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized appreciation on investments	(243,497)	(358,082)
Net change in unrealized depreciation on obligations under participation agreements	(13,194)	(23,391)
Amortization of deferred offering costs	114,132	(568,500)
Paid-in-kind interest, net	(105,447)	(32,381)
Amortization and accretion of investment-related fees, net	(373,168)	(194,737)
Amortization of (discount) premium on investments, net	(6,429)	98,988
Purchases of investments	(24,071,362)	(40,561,137)
Partial repayment of investments	29,209	1,906,998
Changes in operating assets and liabilities:
Increase in interest receivable	(231,352)	(49,717)
Increase in due from related party	(446,004)	—
Decrease in deferred offering costs	—	361,482
Decrease in prepaid expenses and other assets	36,818	119,013
Decrease in due to Adviser, net	(223,670)	(133,996)
Decrease in interest reserve and other deposits held on investments	(836,168)	(152,292)
Decrease in unsettled stock subscriptions	(226,642)	—
Increase in accrued expenses	146,856	58,565
Increase in deferred revenue	247,583	—
Decrease in interest payable from obligations under participation agreements	—	(128,325)
Decrease in directors’ fees payable	(5,625)	—
Increase in other liabilities	33,842	22,991
Net cash used in operating activities	(24,222,030)	(39,380,794)
Cash flows from financing activities:
Issuance of common stock	17,262,662	26,787,339
Payments of stockholder distributions	(3,829,655)	(2,371,645)
Payments for repurchases of common stock under stock repurchase plan	(1,963,759)	—
Payments of selling commissions, dealer manager fees and transaction charges	(995,674)	(1,621,692)
Proceeds from mortgage financing	—	3,333,333
Repayments of mortgage financing	—	(3,333,333)
Net cash provided by financing activities	10,473,574	22,794,002
Net decrease in cash, cash equivalents and restricted cash	(13,748,456)	(16,586,792)
Cash, cash equivalents and restricted cash, at beginning of period (Note 2)	33,723,907	32,470,730
Cash, cash equivalents and restricted cash, at end of period (Note 2)	$19,975,451	$15,883,938
Supplemental disclosure of cash flow information:
Interest paid on obligations under participation agreements	$177,450	$689,107
Interest paid on mortgage financing	$—	$35,974
Supplemental non-cash information:
Reinvestment of stockholder distributions	$1,723,776	$1,185,326

See notes to financial statements.

Terra Income Fund 6, Inc.
Schedule of Investments (unaudited)
June 30, 2018

Portfolio Company (1)	Structure	Collateral Location	Property Type	Coupon Rate (2)	Current Interest Rate	Exit Fee	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (3)	% of Net Assets (4)
Investments — non-controlled:
KOP Hotel XXXI Mezz, LP. (5) (6)	Mezzanine loan	US - PA	Hotel	13.00%	13.00%	0.50%	11/24/2015	12/6/2022	$5,800,000	$5,792,247	$5,829,662	6.6%
Hertz Clinton One Mezzanine, LLC	Mezzanine loan	US - MS	Office	12.00%	12.00%	0.00%	3/18/2016	1/1/2025	2,500,000	2,444,286	2,487,312	2.8%
GAHC3 Lakeview IN Medical Plaza, LLC	B-note	US - IN	Office	LIBOR + 11.60% with no LIBOR floor	13.58%	0.00%	6/17/2016	1/21/2019	3,409,637	3,409,637	3,409,637	3.9%
YIP Santa Maria, LLC	Mezzanine loan	US - CA	Hotel	13.00%	13.00%	1.00%	11/15/2016	12/9/2019	4,500,000	4,503,629	4,581,447	5.2%
Dwight Mezz II, LLC	Mezzanine loan	US - CA	Student housing	11.00%	11.00%	0.00%	5/11/2017	5/6/2027	3,000,000	3,000,000	3,128,602	3.6%
Residential X Mezz Concord, LLC and Center Associates Mezz, LLC (7)	Mezzanine loan	US - DE	Multifamily	12.00%	12.00%	2.00%	8/8/2017	9/5/2020	7,863,800	7,846,866	7,986,636	9.1%
221 W. 17th Street Owner, LLC	Mezzanine loan	US - NY	Condominium	12.75%	12.75%	1.00%	1/19/2018	3/31/2019	4,200,000	4,188,650	4,238,965	4.8%
LD Milpitas Mezz, LP (5)(6)(8)	Mezzanine loan	US - CA	Hotel	10.25% + LIBOR with a LIBOR floor of 2.75%	13.00%	1.00%	6/27/2018	6/27/2021	—	—	—	—%
Total investments — non-controlled										$31,185,315	$31,662,261	36.0%
Investments through participation interest — non-controlled (5)(9):
TSG-Parcel 1, LLC	Participation in first mortgage	US - CA	Land	LIBOR + 10.00% with a LIBOR floor of 2.00%	12.00%	1.00%	7/10/2015	12/31/2018	$2,000,000	$2,020,000	$2,019,799	2.3%
140 Schermerhorn Street Mezz, LLC	Participation in mezzanine loan	US - NY	Hotel	12.00%	12.00%	1.00%	11/16/2016	12/1/2019	7,500,000	7,505,441	7,573,936	8.6%
OHM Atlanta Owner, LLC	Participation in first mortgage	US - GA	Land	12.00%	12.00%	1.00%	6/20/2017	12/20/2018	11,224,490	11,336,735	11,335,609	12.9%
NB Factory JV, LLC	Participation in preferred equity investment	US - UT	Student housing	15.00%	15.00%	0.00%	6/29/2017	6/26/2020	2,445,056	2,445,056	2,445,056	2.8%
CGI 1100 Biscayne Management Holdco, LLC	Participation in mezzanine loan	US - FL	Hotel	Current 12% PIK 4%	16.00%	1.00%	11/17/2017	5/17/2019	4,002,322	3,995,472	4,039,002	4.6%
City Gardens 333 LLC	Participation in preferred equity investment	US - CA	Student housing	LIBOR + 9.95% with a LIBOR Floor of 2.00%	11.95%	0.00%	4/11/2018	4/1/2021	2,113,909	2,075,922	2,113,909	2.4%
RS JZ Driggs, LLC	Participation in preferred equity investment	US - NY	Multifamily	12.25%	12.25%	1.00%	5/1/2018	5/1/2020	1,000,000	963,181	1,007,970	1.2%
Orange Grove Property Investors, LLC	Participation in preferred equity investment	US - CA	Condominium	LIBOR + 8.00% with a LIBOR floor of 4.00%	12.00%	1.00%	5/24/2018	6/1/2021	6,435,982	6,356,141	6,484,050	7.4%
Stonewall Station Mezz LLC	Participation in mezzanine loan	US - NC	Hotel	Current 12% PIK 2%	14.00%	1.00%	6/1/2018	5/20/2021	1,873,125	1,833,088	1,887,388	2.1%
Total investments through participation interest — non-controlled										$38,531,036	$38,906,719	44.3%
Total Investments										$69,716,351	$70,568,980	80.3%

_______________

(1)
All of the Company’s investments are issued by an eligible U.S. portfolio company, as defined in the Investment Company Act of 1940. All of the Company’s borrowers are in the diversified real estate industry.

(2)	Some of the Company’s investments provide for coupon rate indexed to the London Interbank Offered Rate (“LIBOR”) and are subject to a LIBOR floor.

(3)	Because there is no readily available market for these investments, the fair value of these investments are approved in good faith by the Company’s board of directors.

(4)	Percentages are based on net assets of $87.8 million as of June 30, 2018.

(5)	Participation interest is with Terra Property Trust, Inc., a related-party real estate investment trust managed by an affiliate of the Company’s sponsor.

(6)
The loan participations from the Company do not qualify for sale accounting under Accounting Standards Codification (“ASC”) Topic 860 — Transfers and Servicing (“ASC Topic 860”), and therefore, these loans remain in the Schedule of Investments. See “Obligations under Participation Agreements” in Note 3 in the accompanying notes to the financial statements.

(7)	As of June 30, 2018, this investment had an unfunded commitment of $2.1 million.

(8)	On June 27, 2018, the Company entered into agreement with the borrower to provide funding commitment of up to $17.0 million. As of June 30, 2018, none of the commitment has been funded.

(9)	See “Participation Agreements” in Note 4 in the accompanying notes to the financial statements.

See notes to financial statements.

Terra Income Fund 6, Inc.
Schedule of Investments
September 30, 2017

Portfolio Company (1)	Structure	Collateral Location	Property Type	Interest Rate	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)	% of Net Assets (3)
Investments — non-controlled:
KOP Hotel XXXI Mezz, LP. (4) (5)	Mezzanine loan	US - PA	Hotel	13.00%	11/24/2015	12/6/2022	$5,800,000	$5,786,133	$5,866,063	7.8%
Hertz Clinton One Mezzanine, LLC	Mezzanine loan	US - MS	Office	12.00%	3/18/2016	1/1/2025	2,500,000	2,437,857	2,526,660	3.3%
GAHC3 Lakeview IN Medical Plaza, LLC (6)	B-note	US - IN	Office	LIBOR + 11.60%	6/17/2016	1/21/2019	3,417,207	3,417,207	3,428,041	4.6%
YIP Santa Maria, LLC	Mezzanine loan	US - CA	Hotel	13.00%	11/15/2016	12/9/2019	4,500,000	4,481,473	4,538,492	6.0%
Dwight Mezz II, LLC	Mezzanine loan	US - CA	Student housing	11.00%	5/11/2017	5/6/2027	3,000,000	3,000,000	3,000,000	4.0%
Residential X Mezz Concord, LLC and Center Associates Mezz, LLC (7)	Mezzanine loan	US - DE	Multifamily	12.00%	8/8/2017	9/5/2020	4,255,054	4,175,118	4,315,751	5.7%
Total investments — non-controlled								$23,297,788	$23,675,007	31.4%

Investments through participation interest — non-controlled (4)(8):
TSG-Parcel 1, LLC (9)	Participation in first mortgage	US - CA	Land	12.00%	7/10/2015	10/10/2017	$2,000,000	$2,020,000	$2,019,339	2.7%
140 Schermerhorn Street Mezz, LLC	Participation in mezzanine loan	US - NY	Hotel	12.00%	11/16/2016	12/1/2019	7,500,000	7,468,766	7,565,359	10.0%
OHM Atlanta Owner, LLC	Participation in first mortgage	US - GA	Land	12.00%	6/20/2017	6/20/2018	10,000,000	9,955,647	10,091,628	13.4%
NB Factory JV, LLC	Participation in preferred equity investment	US - UT	Student housing	15.00%	6/29/2017	6/26/2020	2,445,056	2,445,056	2,445,056	3.3%
Total investments through participation interest — non-controlled								$21,889,469	$22,121,382	29.4%

Total Investments								$45,187,257	$45,796,389	60.8%
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

Terra Income Fund 6, Inc.
Notes to Financial Statements (Unaudited)

Note 1. Principal Business and Organization
Terra Income Fund 6, Inc. (the “Company”) was incorporated under the general corporation laws of the State of Maryland on May 15, 2013. On March 2, 2015, the Company filed a public registration statement on Form N-2 with the Securities and Exchange Commission (the “SEC”) to offer a minimum of $2.0 million of common stock and a maximum of $1.0 billion of common stock in a continuous public offering (the “Offering”). The Company formally commenced operations on June 24, 2015, upon raising gross proceeds in excess of $2.0 million (the “Minimum Offering Requirement”) from sales of shares of its common stock in the Offering, including sales to persons who are affiliated with the Company or its adviser, Terra Income Advisors, LLC (“Terra Income Advisors” or the “Adviser”). Since commencing the Offering and through the end of the Offering on April 20, 2018, the Company has sold 8,878,606 shares of common stock, including shares purchased by Terra Capital Partners, LLC (“Terra Capital Partners”), the Company’s sponsor, and excluding shares sold through the distribution reinvestment plan (“DRIP”), in both an initial private placement and from the Offering, for gross proceeds of $103.6 million. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be taxed for federal income tax purposes, and to qualify annually thereafter, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).The Company’s investment activities are externally managed by Terra Income Advisors, a private investment firm affiliated with the Company, pursuant to an investment advisory and administrative services agreement (the “Investment Advisory Agreement”), under the oversight of the Company’s board of directors (the “Board”), a majority of whom are independent directors. Terra Income Advisors is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (see Note 4).
The Company retained Terra Capital Markets, LLC (“Terra Capital Markets”), an affiliate of Terra Income Advisors, to serve as the dealer manager of the Offering. As dealer manager, Terra Capital Markets was responsible for marketing the Company’s shares being offered pursuant to the Offering. The Company’s Offering ended on April 20, 2018.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s statements of assets and liabilities to the total amount shown in its statements of cash flows:

	June 30, 2018	June 30, 2017
Cash and cash equivalents	$19,264,212	$15,199,796
Restricted cash	711,239	684,142
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$19,975,451	$15,883,938
Offering Expenses:  All offering costs incurred during the offering period were recorded as deferred charge and amortized over twelve months from the date the cost was incurred, with the exception of those costs that were incurred prior to the commencement of operations on June 24, 2015, which were amortized over a 12-month period from that date forward. Any unamortized offering costs were written off on the Offering ending date.
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

Notes to Financial Statements (Unaudited)

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

Notes to Financial Statements (Unaudited)

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
The Company did not have any uncertain tax positions that met the recognition or measurement criteria under accounting for Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its statements of operations. For the three and nine months ended June 30, 2018 and 2017, the Company did not incur any interest or penalties. Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The Company’s inception-to-date federal tax years remain subject to examination by the Internal Revenue Service and the state department of revenue.
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
The financial statements include investments at fair value of $70.6 million and $45.8 million at June 30, 2018 and September 30, 2017, respectively, and obligations under participation agreements at fair value of $1.8 million at both June 30, 2018 and September 30, 2017. These fair values have been determined in good faith by the Board. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments and obligations under participation agreements, and the differences could be material.
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

Notes to Financial Statements (Unaudited)

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
Note 3. Investments
The following tables show the composition of the investment portfolio, at amortized cost and fair value at June 30, 2018 and September 30, 2017, respectively (with corresponding percentage of total portfolio investments):

	June 30, 2018
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Loans	$31,185,315	44.7%	$31,662,261	44.9%
Loans through participation interest (Note 4)	38,531,036	55.3%	38,906,719	55.1%
Total	$69,716,351	100.0%	$70,568,980	100.0%

	September 30, 2017
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Loans	$23,297,788	51.6%	$23,675,007	51.7%
Loans through participation interest (Note 4)	21,889,469	48.4%	22,121,382	48.3%
Total	$45,187,257	100.0%	$45,796,389	100.0%
Obligations under Participation Agreements
The Company has elected the fair value option relating to accounting for debt obligations at their fair value for its obligations under participation agreements which arose due to partial loan sales which did not meet the criteria for sale treatment. The Company employs the same yield approach valuation methodology used for the real-estate related loan investments on the Company’s obligations under participation agreements. As of both June 30, 2018 and September 30, 2017, obligations under participation agreements at fair value totaled $1.8 million and the fair value of the loans that are associated with these obligations under participation agreements was $5.8 million (See “Participation Agreements” in Note 4). For the three and nine months ended June 30, 2018 and 2017, there were no repayments on obligations under participation agreements. The weighted average interest rate on the obligations under participation agreements was 13.0% as of both June 30, 2018 and September 30, 2017.
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

Notes to Financial Statements (Unaudited)

The following tables present fair value measurements of investments, by major class, as of June 30, 2018 and September 30, 2017, according to the fair value hierarchy:

	June 30, 2018
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Loans	$—	$—	$31,662,261	$31,662,261
Loans through participation interest	—	—	38,906,719	38,906,719
Total Investments	$—	$—	$70,568,980	$70,568,980

Obligations under participation agreements	$—	$—	$1,809,205	$1,809,205

	September 30, 2017
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Loans	$—	$—	$23,675,007	$23,675,007
Loans through participation interest	—	—	22,121,382	22,121,382
Total Investments	$—	$—	$45,796,389	$45,796,389

Obligations under participation agreements	$—	$—	$1,820,502	$1,820,502
Changes in Level 3 investments for the nine months ended June 30, 2018 and 2017 were as follows:

	Nine Months Ended June 30, 2018
	Loans	Loans Through Participation	Total Investments	Obligations under Participation Agreements
Balance as of October 1, 2017	$23,675,007	$22,121,382	$45,796,389	$1,820,502
Purchases of investments	7,788,386	16,282,976	24,071,362	—
Partial repayment of an investment	(29,209)	—	(29,209)	—
Net change in unrealized appreciation on investments	99,726	143,771	243,497	—
Amortization and accretion of investment-related fees, net	121,922	253,143	375,065	1,897
PIK interest income	—	105,447	105,447	—
Amortization of discount and premium on investments, net	6,429	—	6,429	—
Net change in unrealized depreciation on obligations under participation agreements	—	—	—	(13,194)
Balance as of June 30, 2018	$31,662,261	$38,906,719	$70,568,980	$1,809,205
Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized appreciation (depreciation) on investments and obligations under participation agreements	$99,726	$143,771	$243,497	$(13,194)

Notes to Financial Statements (Unaudited)

	Nine Months Ended June 30, 2017
	Loans	Loans Through Participation	Total Investments	Obligations under Participation Agreements
Balance as of October 1, 2016	$26,723,922	$2,022,814	$28,746,736	$14,560,606
Purchases of investments	11,297,387	29,263,750	40,561,137	—
Partial repayment of an investment	(1,906,998)	—	(1,906,998)	—
Net change in unrealized appreciation on investments	89,492	268,590	358,082	—
PIK interest income	188,117	—	188,117	—
Amortization and accretion of investment-related fees, net	132,848	56,950	189,798	(4,939)
Amortization of discount and premium on investments, net	6,429	(105,417)	(98,988)	—
PIK interest expense	—	—	—	155,736
Net change in unrealized depreciation on obligations under participation agreements	—	—	—	(23,391)
Balance as of June 30, 2017	$36,531,197	$31,506,687	$68,037,884	$14,688,012
Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized appreciation (depreciation) on investments and obligations under participation agreements	$89,492	$268,590	$358,082	$(23,391)
Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur. For the three and nine months ended June 30, 2018 and 2017, there were no transfers.
Significant Unobservable Inputs
The following table summarizes the significant unobservable inputs used by the Company to value the Level 3 investments as of June 30, 2018 and September 30, 2017. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

June 30, 2018
		Primary Valuation Technique	Unobservable Input	Range		Weighted
Asset Category	Fair Value			Minimum	Maximum	Average
Assets:
Loans	$31,662,261	Discounted cash flow	Discount rate	10.52%	13.20%	12.23%
Loans through participation interest	38,906,719	Discounted cash flow	Discount rate	11.95%	16.00%	12.74%
Total Level 3 Assets	$70,568,980
Liabilities:
Obligations under Participation Agreements	$1,809,205	Discounted cash flow	Discount rate	13.20%	13.20%	13.20%

September 30, 2017
		Primary Valuation Technique	Unobservable Input	Range		Weighted
Asset Category	Fair Value			Minimum	Maximum	Average
Assets:
Loans	$23,675,007	Discounted cash flow	Discount rate	9.43%	13.00%	11.84%
Loans through participation interest	22,121,382	Discounted cash flow	Discount rate	12.00%	15.00%	12.39%
Total Level 3 Assets	$45,796,389
Liabilities:
Obligations under Participation Agreements	$1,820,502	Discounted cash flow	Discount rate	12.60%	12.60%	12.60%

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Amounts Included in the Statements of Operations
Base management fees	$441,182	$318,616	$1,256,613	$842,709
Incentive fees on capital gains (1)	61,013	18,530	47,950	76,295
Operating expense reimbursement to Adviser (2)	206,701	145,853	613,497	394,488
Servicing fees (3)	243,286	—	680,470	—

Commissions, dealer manager fees and transaction charges incurred
Commissions, dealer manager fees and transaction charges (3)(4)	$70,093	$1,031,580	$914,494	$2,510,839
_______________

(1)
Incentive fees on capital gains are based on 20% of net unrealized capital gains of $314,401 and $92,649 for the three months ended June 30, 2018 and 2017, respectively, and $256,691 and $381,473 for the nine months ended June 30, 2018 and 2017, respectively. No incentive fees on capital gains are actually payable by the Company with respect to unrealized gains unless and until those gains are realized.

(2)	Amounts were primarily compensation for time spent supporting the Company’s day-to-day operations.

(3)
As discussed in “Dealer Manager Agreement” below, on September 30, 2017, the Company adopted the servicing plan (the “Servicing Plan”) and the second amended dealer manager agreement (the “Second Amended Dealer Manager Agreement”) to revise the terms of the servicing fee (which was previously referred to as a transaction charge). The servicing fee is recorded as expense on the statements of operations in the period in which it incurred. Prior to September 30, 2017, the servicing fee was recorded as a reduction to capital. As of June 30, 2018, unpaid servicing fees were $130,274 and were included in accrued expenses on the statements of assets and liabilities.

(4)
Of the amount, $0.1 million and $0.7 million for the three months ended June 30, 2018 and 2017, respectively, and $0.7 million and $1.8 million for the nine months ended June 30, 2018 and 2017, respectively, were re-allowed to selected broker-dealers. Amounts were recorded as reductions to capital in excess of par on the statements of assets and liabilities.

Due to / Due from Adviser
The Company determined that it has the right of offset on the amounts due to and due from Terra Income Advisors under the guidance in ASC Topic 210 — Balance Sheet. As such, the net amount is presented as Due to Adviser, net on the statements of assets and liabilities. The following table presents a summary of Due to Adviser, net as of June 30, 2018 and September 30, 2017:

	June 30, 2018	September 30, 2017
Due to Adviser:
Base management fee and expense reimbursement payable	$432,052	$495,990
Incentive fees on capital gains (1)	166,337	118,387
Offering costs	—	119,936
	598,389	734,313
Due from Adviser:
Reimbursable costs - other operating expense	—	26,386
Due to Adviser, net	$598,389	$707,927
_______________

Notes to Financial Statements (Unaudited)

(1)
Incentive fees on capital gains are based on 20% of accumulated net unrealized capital gains of $0.8 million and $0.6 million as of June 30, 2018 and September 30, 2017, respectively. No incentive fees on capital gains are actually payable by the Company with respect to unrealized gains unless and until those gains are realized.

Due from Related Party
As of June 30, 2018, amount due from related party was $0.4 million, primarily related to funding commitment due from Terra Property Trust, Inc., an affiliated fund managed by a subsidiary of Terra Capital Partners, on an investment it purchased from the Company through a participation agreement. As of September 30, 2017, there was no such amount due to related party.
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

Notes to Financial Statements (Unaudited)

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
Organization and Offering Expenses
As of June 30, 2018 and September 30, 2017, Terra Income Advisors incurred cumulative organization costs of $0.2 million and $0.2 million, respectively, and cumulative offering costs of $3.4 million and $3.0 million, respectively, on behalf of the Company. Offering expenses consist of costs paid by Terra Income Advisors that are directly related to the registration and offering of the Company’s shares, including registration fees, legal fees and printing costs. Organization costs include those expenses paid by Terra Income Advisors for the legal organization, drafting and filing of the Company’s charter and other governance documents and include, but are not limited to, legal, accounting and filing fees.
Upon meeting the Minimum Offering Requirement, Terra Income Advisors is responsible for the payment of the Company’s cumulative organization and offering expenses to the extent such expenses exceed 1.5% of the gross proceeds from the Offering, which ended on April 20, 2018, without recourse against or reimbursement by the Company. As a result, Terra Income Advisors paid for all organization and offering expenses in excess of 1.5% of the gross proceeds from the Offering. As of June 30, 2018, the Company was responsible for $1.6 million of the cumulative offering and organization costs incurred by Terra Income Advisors, all of which were reimbursed to Terra Income Advisors. As of September 30, 2017, the amount due to Terra Income Advisors related to the offering and organization costs amounted to $0.1 million, and is included in Due to Adviser, net on the statements of assets and liabilities. For the three months ended June 30, 2018 and 2017, the Company made reimbursement payments of $0.03 million and $0.2 million, respectively, to Terra Income Advisors for offering costs incurred on behalf of the Company. For the nine months ended June 30, 2018 and 2017, the Company made reimbursement payments of $0.2 million and $0.9 million, respectively, to Terra Income Advisors for offering costs incurred on behalf of the Company.
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

Notes to Financial Statements (Unaudited)

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

(2)
As of June 30, 2018, the Company has not reimbursed Terra Income Advisors for any Expense Support Payments because the conditions for reimbursement have not been met. The expense reimbursement payment amount of $515,813 is no longer eligible for reimbursement.

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
Participation interest purchased by the Company: The below tables list the investment interests participated by the Company via participation agreement (each, a “PA”) as of June 30, 2018 and September 30, 2017. In accordance with the terms of each PA, each Participant’s rights and obligations, including interest income and other income (e.g., exit fee and prepayment income) and related fees/expenses are based upon its respective pro-rata participation interest in such investments, as specified in the respective PA. The Company’s share of the investment is repayable only from the proceeds received from the related borrower/issuer of the investment, and therefore the Company is also subject to the credit risk (i.e., risk of default by the underlying borrower/issuer).
Pursuant to each PA, the affiliated fund receives and allocates the interest income and other related investment incomes in respect of the investment to the Company. The Company pays related expenses (i.e., the base management fee) directly to Terra Income Advisors.

	Participating Interests at June 30, 2018	June 30, 2018		September 30, 2017
		Principal Balance	Fair Value	Principal Balance	Fair Value
TSG-Parcel 1, LLC (1)	11.1%	$2,000,000	$2,019,799	$2,000,000	$2,019,339
140 Schermerhorn Street Mezz LLC (1)	50.0%	7,500,000	7,573,936	7,500,000	7,565,359
OHM Atlanta Owner, LLC (1)	40.8%	11,224,490	11,335,609	10,000,000	10,091,628
NB Factory JV, LLC (1)	68.0%	2,445,056	2,445,056	2,445,056	2,445,056
CGI 1100 Biscayne Management Holdco, LLC (1)(2)	16.0%	4,002,322	4,039,002	—	—
City Gardens 333 LLC (1)	14.0%	2,113,909	2,113,909	—	—
RS JZ Driggs, LLC (1)	50.0%	1,000,000	1,007,970	—	—
Orange Grove Property Investors, LLC (1)	80.0%	6,435,982	6,484,050	—	—
Stonewall Station Mezz LLC (1)(2)	44.0%	1,873,125	1,887,388	—	—
Total		$38,594,884	$38,906,719	$21,945,056	$22,121,382
_______________

(1)	Participation held in the name of Terra Property Trust, Inc., an affiliated fund managed by a subsidiary of Terra Capital Partners.

(2)	The principal amount includes PIK interest of $105,447 as of June 30, 2018.

Transfers of participation interests by the Company: The following table summarizes the investments that were subject to PAs with investment partnerships affiliated with Terra Income Advisors as of June 30, 2018 and September 30, 2017:

			June 30, 2018
			Transfers treated as obligations under participation agreements
	Principal	Fair Value	% Transferred	Principal	Fair Value
KOP Hotel XXXI Mezz, LP. (1)	$5,800,000	$5,829,662	31.0%	$1,800,000	$1,809,205
LD Milpitas Mezz, LP (2)	—	—	25.0%	—	—

Notes to Financial Statements (Unaudited)

			September 30, 2017
			Transfers treated as obligations under participation agreements
	Principal	Fair Value	% Transferred	Principal	Fair Value
KOP Hotel XXXI Mezz, LP. (1)	$5,800,000	$5,878,111	31.0%	$1,800,000	$1,820,502
_______________

(1)	Participant is Terra Property Trust, Inc.

(2)
On June 27, 2018, the Company entered into a participation agreement with Terra Property Trust, Inc. to sell a 25% participation interest, or $4.3 million, in a $17.0 million mezzanine loan. As of June 30, 2018, none of the commitment has been funded.

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
Note 5. Commitments and Contingencies
In the ordinary course of business, the Company may enter into future funding commitments, which are subject to the borrower meeting certain performance-related metrics that are monitored by the Company. As of June 30, 2018 and September 30, 2017, the Company had $19.2 million and $4.6 million of unfunded commitments. The Company expects to maintain sufficient cash on hand to fund such unfunded commitments.
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

Notes to Financial Statements (Unaudited)

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
The following table reconciles net increase (decrease) in net assets resulting from operations to taxable income (loss):

	Nine Months Ended June 30,
	2018	2017
Net increase in net assets resulting from operations	$1,952,088	$253,727
Net change in unrealized appreciation on investments	(243,497)	(358,082)
Net change in unrealized depreciation on obligations under participation agreements	(13,194)	(23,391)
Amortization of deferred offering costs	114,132	(568,500)
Incentive fees on capital gains	47,950	76,295
Other temporary differences (1)	159,403	114,428
Total taxable income (loss)	$2,016,882	$(505,523)
_______________

(1)	Other temporary differences primarily related to capitalization and amortization of transaction related fees.

The following table reflects, for tax purposes, the estimated sources of the cash distributions that the Company has paid on its common stock for the nine months ended June 30, 2018 and 2017:

	Nine Months Ended June 30,
	2018		2017
Source of Distribution	Distribution Amount (1)	Percentage	Distribution Amount (1)	Percentage
Return of capital	$3,536,549	63.7%	$3,556,971	100.0%
Net investment income	2,016,882	36.3%	—	—%
Distributions on a tax basis:	$5,553,431	100.0%	$3,556,971	100.0%
_______________

(1)
The Distribution Amount and Percentage reflected for the nine months ended June 30, 2018 are estimated figures. The actual source of distributions for the year ended September 30, 2018 will be calculated in connection with the Company’s year-end procedures.

As of June 30, 2018 and September 30, 2017, the Company did not have differences between book basis and tax basis cost of investments.

Note 7. Directors’ Fees
The Company’s directors who do not serve in an executive officer capacity for the Company or Terra Income Advisors are entitled to receive annual cash retainer fees, fees for attending board and committee meetings and annual fees for serving as a committee chairperson. These directors receive an annual fee of $20,000, plus $2,500 for each board meeting attended in person, $1,000 for each board meeting attended via teleconference and $1,000 for each committee meeting attended. In addition, the chairman of the audit committee receives an annual fee of $7,500 and the chairman of each of the nominating and corporate governance and the valuation committees, and any other committee, receives an annual fee of $2,500 for their additional services. For the three months ended June 30, 2018 and 2017, the Company recorded $27,125 and $24,125 of directors’ fees expense, respectively. For the nine months ended June 30, 2018 and 2017, the Company recorded $90,750 and $82,875 of directors’ fees expense, respectively.
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
Note 8. Capital
The Company entered into a stock purchase agreement with Terra Capital Partners, the Company’s sponsor. On September 19, 2014, pursuant to a private placement, Terra Capital Partners contributed cash consideration of $125,000 to purchase approximately 11,111 shares of common stock at $11.25 per share. On October 20, 2014, pursuant to a private placement, Terra Capital Partners contributed an additional $50,000 in cash to purchase approximately 4,445 additional shares of common stock at $11.25 per share. As of June 30, 2018, the Company had 9,084,383 shares of common stock outstanding.
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
The Company’s Offering ended on April 20, 2018.
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

The following table provides information with respect to repurchases of the Company’ common stock during the nine months ended June 30, 2018:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Maximum Number of Shares Allowed to be Repurchased
Three Months Ended December 31, 2017	65,456	$10.00	111,881
Three Months Ended March 31, 2018	34,980	$9.86	163,674
Three Months Ended June 30, 2018	98,903	$9.75	163,674
Note 9. Net Increase in Net Assets
Income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of June 30, 2018 and September 30, 2017, there were no dilutive shares.
The following information sets forth the computation of the weighted average net increase in net assets per share from operations for the three and nine months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Nine Months Ended June 30,
Basic	2018	2017	2018	2017
Net increase in net assets resulting from operations	$1,117,290	$695,444	$1,952,088	$253,727
Weighted average common shares outstanding	9,126,175	6,099,041	8,512,384	5,242,795
Net increase in net assets per share resulting from operations	$0.12	$0.11	$0.23	$0.05
Note 10. Distributions
Distributions from net investment income and capital gain distributions are determined in accordance with U.S. federal income tax regulations, which differ from U.S. GAAP.
The following table reflects the Company’s distributions for the nine months ended June 30, 2018 and 2017:

Record Date	Payment Date	Per Share Per Day	Distributions Paid in Cash	Distributions Paid through the DRIP	Total Distributions Paid/Accrued
Nine Months Ended June 30, 2018
October 20, 2017	October 31, 2017	$0.002389	$379,643	$182,495	$562,138
November 20, 2017	November 30, 2017	0.002389	383,269	182,003	565,272
December 20, 2017	December 29, 2017	0.002389	406,236	195,247	601,483
January 20, 208	January 31, 2018	0.002389	409,747	204,116	613,863
February 20, 2018	February 27, 2018	0.002389	377,936	189,792	567,728
March 20, 2018	March 30, 2018	0.002389	450,154	210,657	660,811
April 20, 2018	April 27, 2018	0.002389	443,998	203,856	647,854
May 20, 2018	May 31, 2018	0.002389	464,061	213,512	677,573
June 20, 2018	June 29, 2018	0.002389	514,611	142,098	656,709
	.		$3,829,655	$1,723,776	$5,553,431

Record Date	Payment Date	Per Share Per Day	Distributions Paid in Cash	Distributions Paid through the DRIP	Total Distributions Paid/Accrued
Nine Months Ended June 30, 2017
October 20, 2016	October 31, 2016	$0.002733	$237,090	$123,938	$361,028
November 20, 2016	November 30, 2016	0.002733	242,959	123,376	366,335
December 20, 2016	December 31, 2016	0.002733	264,315	132,250	396,565
January 20, 2017	January 31, 2017	0.002389	245,151	120,219	365,370
February 20, 2017	February 28, 2017	0.002389	229,907	113,350	343,257
March 20, 2017	March 31, 2017	0.002389	269,633	130,692	400,325
April 20, 2017	April 30, 2017	0.002389	274,065	136,743	410,808
May 20, 2017	May 31, 2017	0.002389	296,817	151,121	447,938
June 20, 2017	June 30, 2017	0.002389	311,708	153,637	465,345
			$2,371,645	$1,185,326	$3,556,971
Note 11. Financial Highlights
The following is a schedule of financial highlights for the nine months ended June 30, 2018 and 2017:

	Nine Months Ended June 30,
	2018	2017
Per share data:
Net asset value at beginning of period	$10.00	$10.06
Results of operations (1):
Net investment income (loss)	0.20	(0.02)
Net change in unrealized appreciation on investments	0.03	0.07
Net change in unrealized depreciation on obligations under participation agreements	—	—
Net increase in net assets resulting from operations	0.23	0.05
Stockholder distributions (2):
Distributions from return of capital	(0.42)	(0.68)
Distributions from net investment income	(0.24)	—
Net decrease in net assets resulting from stockholder distributions	(0.66)	(0.68)
Capital share transactions:
Other (3)	0.10	0.19
Net increase in net assets resulting from capital share transactions	0.10	0.19
Net asset value, end of period	$9.67	$9.62
Shares outstanding at end of period	9,084,383	6,715,582
Total return (4)	2.96%	2.69%
Ratio/Supplemental data:
Net assets, end of period	$87,841,135	$64,633,330
Ratio of net investment income (loss) to average net assets (5)	2.73%	(0.32)%
Ratio of operating expenses to average net assets (5)	7.17%	9.48%
Portfolio turnover	—%	—%
_______________

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

(2)	The per share data for distributions reflects the actual amount of distributions declared per share during the period.

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

Notes to Financial Statements (Unaudited)

(4)
Total return is calculated assuming a purchase of shares of common stock at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. Total return is not annualized for periods less than a year.

(5)
These ratios are calculated using annualized net investment income (loss) and operating expenses. For the nine months ended June 30, 2017, excluding the reversal of amortization of offering costs, the ratios of net investment loss and operating expenses to average net assets are (2.72)% and 11.28%, respectively.

Note 12. Subsequent Events
The management of the Company has evaluated events and transactions through the date the financial statements were issued and has determined that there are no material events that would require adjustment to or disclosure in the Company’s financial statements.

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
On February 8, 2018, an affiliate of Axar Capital Management L.P. (“Axar”) entered into an investment agreement with Terra Capital Partners and its affiliates pursuant to which Axar acquired from the respective owners thereof a 65.7% economic and voting interest in Terra Capital Partners and an initial 49% economic interest in Terra Income Advisors, with an agreement to acquire an additional 16.7% economic interest, and for the entire 65.7% stake to become a voting interest in Terra Income Advisors, subject to requisite approval by a majority of our outstanding voting securities (as defined by the 1940 Act) of a new advisory and administrative services agreement between Terra Income Advisors and us and upon the satisfaction of certain other conditions.
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

	June 30, 2018
	Gross Investments		Transfers Treated as Obligations Under Participation Agreements		Net Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair value
OHM Atlanta Owner, LLC	$11,336,735	$11,335,609	$—	$—	$11,336,735	$11,335,609
Residential X Mezz Concord LLC and Center Associates Mezz LLC	7,846,866	7,986,636	—	—	7,846,866	7,986,636
140 Schermerhorn Street Mezz LLC	7,505,441	7,573,936	—	—	7,505,441	7,573,936
Orange Grove Property Investors, LLC	6,356,141	6,484,050			6,356,141	6,484,050
KOP Hotel XXXI Mezz, LP.	5,792,247	5,829,662	1,797,594	1,809,205	3,994,653	4,020,457
YIP Santa Maria LLC	4,503,629	4,581,447	—	—	4,503,629	4,581,447
221 W. 17th Street Owner, LLC	4,188,650	4,238,965	—	—	4,188,650	4,238,965
CGI 1100 Biscayne Management Holdco, LLC	3,995,472	4,039,002	—	—	3,995,472	4,039,002
GAHC3 Lakeview IN Medical Plaza, LLC	3,409,637	3,409,637	—	—	3,409,637	3,409,637
Dwight Mezz II LLC	3,000,000	3,128,602	—	—	3,000,000	3,128,602
NB Factory JV, LLC	2,445,056	2,445,056	—	—	2,445,056	2,445,056
Hertz Clinton One Mezzanine, LLC	2,444,286	2,487,312	—	—	2,444,286	2,487,312
City Gardens 333 LLC	2,075,922	2,113,909	—	—	2,075,922	2,113,909
TSG-Parcel 1, LLC	2,020,000	2,019,799	—	—	2,020,000	2,019,799
Stonewall Station Mezz LLC	1,833,088	1,887,388	—	—	1,833,088	1,887,388
RS JZ Driggs, LLC	963,181	1,007,970	—	—	963,181	1,007,970
LD Milpitas Mezz, LP	—	—	—	—	—	—
	$69,716,351	$70,568,980	$1,797,594	$1,809,205	$67,918,757	$68,759,775

	September 30, 2017
	Gross Investments		Transfers Treated as Obligations Under Participation Agreements		Net Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair value
OHM Atlanta Owner, LLC	$9,955,647	$10,091,628	$—	$—	$9,955,647	$10,091,628
140 Schermerhorn Street Mezz, LLC	7,468,766	7,565,359	—	—	7,468,766	7,565,359
KOP Hotel XXXI Mezz, LP.	5,786,133	5,866,063	1,795,696	1,820,502	3,990,437	4,045,561
YIP Santa Maria, LLC	4,481,473	4,538,492	—	—	4,481,473	4,538,492
Residential X Mezz Concord, LLC and Center Associates Mezz, LLC	4,175,118	4,315,751	—	—	4,175,118	4,315,751
GAHC3 Lakeview IN Medical Plaza, LLC	3,417,207	3,428,041	—	—	3,417,207	3,428,041
Dwight Mezz II, LLC	3,000,000	3,000,000	—	—	3,000,000	3,000,000
NB Factory JV, LLC	2,445,056	2,445,056	—	—	2,445,056	2,445,056
Hertz Clinton One Mezzanine, LLC	2,437,857	2,526,660	—	—	2,437,857	2,526,660
TSG-Parcel 1, LLC	2,020,000	2,019,339	—	—	2,020,000	2,019,339
	$45,187,257	$45,796,389	$1,795,696	$1,820,502	$43,391,561	$43,975,887

	Three Months Ended June 30,
	2018		2017
	Weighted Average Principal Amount	Weighted Average Coupon Rate	Weighted Average Principal Amount	Weighted Average Coupon Rate
Gross investments	$63,849,035	12.6%	$54,573,012	12.3%
Obligations under participation agreements	(1,800,000)	13.0%	(14,300,000)	13.9%
Net investments (1)	$62,049,035	12.6%	$40,273,012	11.7%

	Nine Months Ended June 30,
	2018		2017
	Weighted Average Principal Amount	Weighted Average Coupon Rate	Weighted Average Principal Amount	Weighted Average Coupon Rate
Gross investments	$57,306,841	12.6%	$45,026,660	12.7%
Obligations under participation agreements	(1,800,000)	13.0%	(14,300,000)	13.9%
Net investments (1)	$55,506,841	12.6%	$30,726,660	12.1%
_______________

(1)
The weighted average coupon rate for net investments represents net interest income over the period calculated using the weighted average coupon rate and weighted average principal amount shown on the table (interest income on the investments less interest expense) divided by the weighted average principal amount of the net investments during the period.

Portfolio Investment Activity
For the three months ended June 30, 2018 and 2017, we invested $11.2 million and $16.5 million in new loans, respectively, and had partial repayments of $0.02 million and $1.2 million, respectively, resulting in net gross investments made of $11.2 million and $15.3 million, respectively, for the periods.
For the nine months ended June 30, 2018 and 2017, we invested $24.1 million and $40.8 million in new loans, respectively, and had partial repayments of $0.03 million and $1.9 million, resulting in net gross investments made of $24.0 million and $38.9 million, respectively, for the periods.

Our portfolio composition, based on fair value at June 30, 2018 and September 30, 2017, was as follows:

	June 30, 2018		September 30, 2017
	Percentage of Total Portfolio	Weighted Average Yield (1)	Percentage of Total Portfolio	Weighted Average Yield (1)
Loans	44.9%	12.5%	51.7%	12.4%
Loans through participation interest (Note 4)	55.1%	12.7%	48.3%	12.3%
Total	100.0%	12.6%	100.0%	12.4%
_______________

(1)	Based upon the principal value of our debt investments.
The following table shows the portfolio composition by property type grouping based on fair value at June 30, 2018 and September 30, 2017:

	June 30, 2018		September 30, 2017
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Hotel	$23,911,435	33.9%	$17,969,914	39.2%
Land	13,355,408	18.9%	12,110,967	26.5%
Condominium	10,723,015	15.2%	—	—%
Multifamily	8,994,606	12.7%	4,315,751	9.4%
Student housing	7,687,567	10.9%	5,445,056	11.9%
Office	5,896,949	8.4%	5,954,701	13.0%
Total	$70,568,980	100.0%	$45,796,389	100.0%

The following table presents the fair value measurements at June 30, 2018 and September 30, 2017:

	June 30, 2018		September 30, 2017
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Loans	$31,662,261	44.9%	23,675,007	51.7%
Loans through participation interest (Note 4)	38,906,719	55.1%	22,121,382	48.3%
Total	$70,568,980	100.0%	45,796,389	100.0%
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
As of both June 30, 2018 and September 30, 2017, obligations under participation agreements at fair value totaled $1.8 million and the fair value of the loans that are associated with these obligations under participation agreements was $5.8 million. For the three and nine months ended June 30, 2018 and 2017, there were no repayments on obligations under participation agreements. The weighted average interest rate on our obligations under participation agreements was 13.0% as of both June 30, 2018 and September 30, 2017.

Results of Operations
We were formed on May 15, 2013 and commenced operations on June 24, 2015. Our management is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting our target portfolio, which may be reasonably anticipated to have a material impact on the capital resources and the revenue or income to be derived from the operations of our net assets.
Operating results for the three and nine months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Total investment income	$2,304,383	$313,120	$1,991,263	$6,158,332	$3,388,203	$2,770,129
Total operating expenses	1,501,494	654,573	846,921	4,462,935	4,460,197	2,738
Less: Reduction of offering costs	—	(944,248)	944,248	—	(944,248)	944,248
Net operating expenses	1,501,494	(289,675)	1,791,169	4,462,935	3,515,949	946,986
Net investment income (loss)	802,889	602,795	200,094	1,695,397	(127,746)	1,823,143
Net change in unrealized appreciation on investments	314,310	37,569	276,741	243,497	358,082	(114,585)
Net change in unrealized depreciation on obligations under participation agreements	91	55,080	(54,989)	13,194	23,391	(10,197)
Net increase in net assets resulting from operations	$1,117,290	$695,444	$421,846	$1,952,088	$253,727	$1,698,361
Investment Income
The composition of our investment income for the three and nine months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Interest income	$2,263,197	$294,075	$1,969,122	$6,071,429	$3,349,158	$2,722,271
Other fee income	41,186	19,045	22,141	86,903	39,045	47,858
Total investment income	$2,304,383	$313,120	$1,991,263	$6,158,332	$3,388,203	$2,770,129
Interest Income
For the three months ended June 30, 2018 as compared to the same period in 2017, interest income increased by $2.0 million, primarily due to higher weighted-average investment balance and higher weighted-average interest rate on the investments. For the three months ended June 30, 2018, our weighted-average investment balance was approximately $63.8 million and weighted-average annual interest rate on the investments was 12.6%, compared to weighted-average investment balance of approximately $54.6 million and weighted-average annual interest rate of the investments of 12.3% for the same period in 2017. As we continue to invest our net proceeds from the now ended Offering, our investment portfolio will continue to grow. The increase in weighted-average annual interest rate on the investments was primarily due to a decrease in investments in senior loans, which are typically larger principal-balance loans paying lower levels of interest reflecting the lower perceived risk due to their senior position in the borrower’s capital structure as compared to investments in subordinated loans. Additionally, for the three months ended June 30, 2017, we suspended interest income accrual of approximately $0.7 million on a senior loan and a mezzanine loan, and wrote off approximately $0.5 million of past due interest receivables and $0.3 million of exit fee accruals because recovery of such income and fee was doubtful. In July 2017, the principal balances of these two loans were repaid in full.
For the nine months ended June 30, 2018 as compared to the same period in 2017, interest income increased by $2.8 million, primarily due to higher weighted-average investment balance. For the nine months ended months ended June 30, 2018, our weighted-average investment balance was approximately $57.3 million and weighted-average annual interest rate on the investments was 12.6%, compared to weighted-average investment balance of approximately $45.0 million and weighted-average annual interest rate of the investments of 12.7% for the same period in 2017. Additionally, for the three months ended June 30, 2017, we suspended interest income accrual of approximately $0.7 million on a senior loan and a mezzanine loan, and wrote off approximately $0.5 million of past due interest receivables and $0.3 million of exit fee accruals as discussed above.

Operating Expenses
The composition of our operating expenses for the three and nine months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Base management fees	$441,182	$318,616	$122,566	$1,256,613	$842,709	$413,904
Operating expense reimbursement to Adviser	206,701	145,853	60,848	613,497	394,488	219,009
Servicing fees	243,286	—	243,286	680,470	—	680,470
Incentive fees on capital gains	61,013	18,530	42,483	47,950	76,295	(28,345)
Professional fees	277,592	223,047	54,545	969,369	923,636	45,733
Amortization of offering costs	108,133	—	108,133	114,132	375,748	(261,616)
Interest expense from obligations under participation agreements	59,784	(402,185)	461,969	179,348	778,424	(599,076)
Insurance expense	52,978	53,469	(491)	159,794	160,401	(607)
Directors’ fees	27,125	24,125	3,000	90,750	82,875	7,875
General and administrative expenses	14,776	35,796	(21,020)	23,885	97,512	(73,627)
Marketing expenses	8,924	201,348	(192,424)	327,127	692,135	(365,008)
Interest expense on mortgage loan payable	—	35,974	(35,974)	—	35,974	(35,974)
Total operating expenses	1,501,494	654,573	846,921	4,462,935	4,460,197	2,738
Less: Reduction of offering costs	—	(944,248)	944,248	—	(944,248)	944,248
Net operating expenses	$1,501,494	$(289,675)	$1,791,169	$4,462,935	$3,515,949	$946,986
For the three and nine months ended June 30, 2018 as compared to the same periods in 2017, total operating expenses increased by $0.8 million and $2.7 thousand, respectively. The changes in total operating expenses were due to the reasons stated below.
Base Management Fees
Under the Investment Advisory Agreement, we pay Terra Income Advisors a base management fee, which is calculated at an annual rate of 2.0% of our average gross assets.
For the three and nine months ended June 30, 2018 as compared to the same periods in 2017, base management fees increased by $0.1 million and $0.4 million, respectively, due to an increase in our gross assets. We expect our base management fees to stabilize after the Offering ended.
Operating Expense Reimbursed to Adviser
Under the Investment Advisory Agreement, we reimburse Terra Income Advisors for operating expenses incurred in connection with administrative services provided to us, including compensation to administrative personnel.
For the three and nine months ended June 30, 2018 as compared to the same periods in 2017, operating expense reimbursed to Terra Income Advisors increased by $0.1 million and $0.2 million, respectively, primarily due to an increase in gross proceeds from the now ended Offering, which was the basis for the costs allocated to us by Terra Income Advisors.
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
For the three and nine months ended June 30, 2018, we recorded servicing fees of $0.2 million and $0.7 million, respectively. There were no servicing fees recorded for the three and nine months ended June 30, 2017.

Amortization of Offering Costs
All offering costs incurred during the offering period were recorded as deferred charge and amortized over twelve months from the date the cost is incurred, with the exception of those costs that were incurred prior to the commencement of operations on June 24, 2015, which were amortized over a 12-month period from that date forward. Any unamortized offering costs were written off on the Offering ending date.
For the three months ended June 30, 2018 as compared to the same period in 2017, amortization of offering costs increased by $0.1 million, as a result of the write off of the unamortized offering costs in connection with the ending of the Offering on April 20, 2018.
For the nine months ended June 30, 2018 as compared to the same periods in 2017, amortization of offering costs decreased by $0.3 million, primarily due to the offering costs incurred prior to the commencement of operations having been fully amortized on June 30, 2017, partially offset by the write-off of the unamortized offering costs described above.
Interest Expense from Obligations under Participation Agreements
For the three months ended June 30, 2018, we recorded an interest expense from obligations under participation agreements of $0.1 million, resulting from an investment with a participation liability of $1.8 million and an annual interest rate of 13.0%. For the three months ended June 30, 2017, we recorded a net interest benefit from obligations under participation agreements of $0.4 million. For the three months ended June 30, 2017, we suspended interest expense accrual of approximately $0.5 million on a loan on which we had a participation liability and wrote off approximately $0.4 million of interest payable and $0.1 million of exit fee accruals because it is highly unlikely that we would recover the interest income and exit fee from the borrower to make such payments. The loan was repaid in July 2017, at which time we repaid the obligation under participation agreement in full. This decrease in interest expense was partially offset by interest expense recognized on two investments with participation liability totaling $14.3 million and weighted-average annual interest rate of 13.9%.
For the nine months ended June 30, 2018 as compared to the same period in 2017, interest expense from obligations under participation agreements decreased by $0.6 million, primarily due to lower weighted-average principal balance of obligations under participation agreements and lower weighted-average interest rate on the obligations. For nine months ended June 30, 2018, the weighted-average principal balance of obligations under participation agreements was $1.8 million and the weighted-average annual interest rate on the obligations was 13.0%, compared to weighted-average principal balance of obligations under participation agreements of $14.3 million and weighted-average annual interest rate on the obligations of 13.9% for the same period in 2017. This decrease was partially offset by the suspension of interest expense accrual of approximately $0.5 million and the write-offs of approximately $0.4 million of interest payable and $0.1 million of exit fee accruals discussed above.
Marketing Expenses
Marketing expenses represent selling expenses incurred in connection with the issuance of our common stock in the Offering.
For the three and nine months ended June 30, 2018 as compared to the same periods in 2017, marketing expenses decreased by $0.2 million and $0.4 million, respectively, primarily due to the ending of the Offering on April 20, 2018.
Reduction of Offering Costs
2018 — For the three and nine months ended June 30, 2018, we did not record any reduction of offering costs.
2017 — Subsequent to March 31, 2017 and in response to the general trend in capital raising for non-traded direct participation programs, we determined that it is highly unlikely that we will raise capital in an amount sufficient for all cumulative offering costs incurred by Terra Income Advisors to be reimbursed. Accordingly, we reduced the estimated amount payable to Terra Income Advisors for cumulative organization and offering costs incurred and reversed the amortization of offering costs previously recognized by $0.9 million for three and nine months ended June 30, 2017.
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
There were no sales or repayments for the three and nine months ended June 30, 2018 and 2017, therefore, there were no realized gains or losses.

Net Change in Unrealized Appreciation or Depreciation on Investments and Obligations under Participation Agreements
Net change in unrealized appreciation or depreciation on investments and obligations under participation agreements reflects the change in our portfolio investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses, when gains or losses are realized. Valuation of our portfolio investments and obligations under participation agreements fluctuates over time, reflecting changes in the market yields for loans and debt investments, and any associated premium or discount and origination or exit fee will be amortized down or accreted up to par value as each investment approaches maturity.
For the three and nine months ended June 30, 2018 as compared to the same periods in 2017, net change in unrealized appreciation on investments increased by $0.3 million and decreased by $0.1 million and net change in unrealized depreciation on obligations under participation agreements decreased by $0.05 million and $0.01 million, respectively, primarily due to new investments entered into in the current period and offset by a reduction in value from several loans approaching maturity in the current periods which will settle at par.
Net Increase in Net Assets Resulting from Operations
For the three months ended June 30, 2018 and 2017, we recorded a net increase in net assets resulting from operations of $1.1 million and $0.7 million, respectively. For the nine months ended June 30, 2018 and 2017, we recorded a net increase in net assets resulting from operations of $2.0 million and $0.3 million. Based on the weighted average shares of common stock outstanding, our per share net increase in net assets resulting from operations was $0.12 and $0.11 for the three months ended June 30, 2018 and 2017, respectively, and $0.23 and $0.05 for the nine months ended June 30, 2018 and 2017, respectively.
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
Financial Condition, Liquidity and Capital Resources
We currently generate cash primarily from cash flows from interest, dividends and fees earned from our investments and principal repayments and proceeds from sales of our investments. Our primary use of cash is for our targeted investments, payments of our expenses and cash distributions to our stockholders.
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
Cash Flows for the Nine Months Ended June 30, 2018
Operating Activities — For the nine months ended June 30, 2018, net cash used in operating activities was $24.2 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, repayments and sales of portfolio investments, among other factors. Cash flows used in operating activities for the nine months ended June 30, 2018 were primarily purchases of investments totaling $24.1 million.
Financing Activities — For the nine months ended June 30, 2018, net cash provided by financing activities was $10.5 million, primarily related to proceeds from the issuance of common stock of $17.3 million, partially offset by distributions paid to stockholders of $3.8 million, payments for repurchases of common stock under the stock repurchase plan of $2.0 million and payments of selling commissions and dealer manager fees of $1.0 million.
Cash Flows for the Nine Months Ended June 30, 2017
Operating Activities — For the nine months ended June 30, 2017, net cash used in operating activities was $39.4 million, primarily due to purchases of investments totaling $40.6 million.
Financing Activities — For the nine months ended June 30, 2017, net cash provided by financing activities was $22.8 million, primarily related to proceeds from the issuance of common stock of $26.8 million, partially offset by distributions paid to stockholders of $2.4 million and payments of selling commissions and dealer manager fees of $1.6 million.
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
Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the statements of operations. For the three and nine months ended June 30, 2018 and 2017, we did not incur any interest or penalties.
Contractual Obligations
We have entered into certain contracts under which we have material future commitments. On April 20, 2015, we entered into the Investment Advisory Agreement with Terra Income Advisors in accordance with the 1940 Act. The Investment Advisory Agreement became effective on June 24, 2015, the date that we met the Minimum Offering Requirement. Terra Income Advisors serves as our investment adviser in accordance with the terms of the Investment Advisory Agreement. Payments under the Investment Advisory Agreement in each reporting period consist of (i) a base management fee equal to a percentage of the value of our average gross assets and (ii) an incentive fee based on our performance. Terra Income Advisors is reimbursed for allocated administrative expenses incurred on our behalf. For the three months ended June 30, 2018 and 2017, we incurred $0.4 million and $0.3 million, respectively, in base management fee under the Investment Advisory Agreement. For the nine months ended June 30, 2018 and 2017, we incurred $1.3 million and $0.8 million, respectively, in base management fee under the Investment Advisory Agreement. For the three months ended June 30, 2018 and 2017, we accrued incentive fees on capital gains of $0.06 million and $0.02 million, respectively, based on net unrealized capital gains of $0.3 million and $0.1 million, respectively. For the nine months ended June 30, 2018 and 2017, we accrued incentive fees on capital gains of $0.05 million and $0.08 million, respectively, based on net unrealized capital gains of $0.3 million and $0.4 million, respectively. No incentive fees on capital gains are actually payable by us with respect to unrealized gains unless and until those gains are actually realized. For the three months ended June 30, 2018 and 2017, we incurred $0.2 million and $0.1 million in allocated administrative expenses reimbursable to Terra Income Advisors, respectively. For the nine months ended June 30, 2018 and 2017, we incurred $0.6 million and $0.4 million in allocated administrative expenses reimbursable to Terra Income Advisors, respectively.
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
For the three months ended June 30, 2018 and 2017, we incurred $0.1 million and $1.0 million, respectively, of broker-dealer commissions and fees and, of this amount, $0.1 million and $0.7 million, respectively, were re-allowed to selected broker-dealers.

For the nine months ended June 30, 2018 and 2017, we incurred $0.9 million and $2.5 million, respectively, of broker-dealer commissions and fees and, of this amount, $0.7 million and $1.8 million, respectively, were re-allowed to selected broker-dealers. For the three and nine months ended June 30, 2018, we recorded servicing fees of $0.2 million and $0.7 million, respectively, as reflected on the statements of operations. There were no servicing fees recorded for the three and nine months ended June 30, 2017. As of June 30, 2018, unpaid servicing fees were $0.1 million and were included in accrued expenses on the statements of assets and liabilities.
Certain of our loans provide for commitment to fund the borrower at a future date. As of June 30, 2018, we had three loans with total funding commitments of $30.5 million, of which we funded $11.3 million. We expect to fund $16.4 million in the next year and the remaining $2.8 million in the second year.
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
Terra Income Advisors has funded our offering costs and organization costs. Organization expenses are expensed on our statements of operations. All offering costs incurred during the offering period are recorded as deferred charge and amortized over twelve months from the date the cost is incurred, with the exception of those costs that were incurred prior to the commencement of operations on June 24, 2015, which are being amortized over a 12-month period from that date forward. Terra Income Advisors is responsible for the payment of our cumulative organization and offering expenses to the extent such expenses exceed 1.5% of the gross proceeds from the Offering, without recourse against or reimbursement by us. As a result, Terra Income Advisors will bear all organization and offering expenses in excess of 1.5% of the gross proceeds from the Offering. As of June 30, 2018 and September 30, 2017, Terra Income Advisors funded offering costs and organization costs in the amount of $3.6 million and $3.2 million, respectively. As of June 30, 2018, we were obligated to reimburse Terra Income Advisors $1.6 million of the cumulative offering costs and organizations incurred, all of which were reimbursed. The unreimbursed amount in excess of 1.5% of actual gross proceeds received was $0.1 million as of September 30, 2017, and is included in Due to Adviser, net on the statements of assets and liabilities. For the three months ended June 30, 2018 and 2017, we made offering costs reimbursement payments of $0.03 million and $0.2 million to Terra Income Advisors, respectively. For the nine months ended June 30, 2018 and 2017, we made offering costs reimbursement payments of $0.2 million and $0.9 million to Terra Income Advisors, respectively.
Under the Amended Dealer Manager Agreement, Terra Capital Markets, an affiliate of Terra Income Advisors, is entitled to receive selling commissions, broker-dealer fees and dealer manager fees in connection with the sale of shares of our common stock in the Offering, all or a portion of which may be re-allowed to selected broker-dealers. On September 30, 2017, we adopted the Servicing Plan and the Second Amended Dealer Manager Agreement to revise the terms of the servicing fee (which was previously referred to as a transaction charge). For the three months ended June 30, 2018 and 2017, we incurred $0.1 million and $1.0 million, respectively, of broker-dealer commissions and fees and, of this amount, $0.1 million and $0.7 million, respectively, were re-allowed to selected broker-dealers. For the nine months ended June 30, 2018 and 2017, we incurred $0.9 million and $2.5 million, respectively, of broker-dealer commissions and fees and, of this amount, $0.7 million and $1.8 million, respectively, were re-allowed to selected broker-dealers. For the three and nine months June 30, 2018, we recorded servicing fees of $0.2 million and $0.7 million, respectively, as reflected on the statements of operations. There were no servicing fees recorded for the three and nine months ended June 30, 2017. As of June 30, 2018, unpaid servicing fees were $0.1 million and were included in accrued expenses on the statements of assets and liabilities.
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
As of June 30, 2018, we had five investments with an aggregate principal balance of $14.0 million that provides for interest income indexed to London Interbank Offered Rate (“LIBOR”), four of which are subject to a LIBOR floor (see “Item 1. Financial Statements — Schedule of Investments”). A decrease of 1% in LIBOR would decrease our annual interest income by $0.03 million. An increase of 1% in LIBOR would increase our annual interest income by $0.1 million.
We may hedge against interest rate and currency exchange rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts, subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. For the three and nine months ended June 30, 2018 and 2017, we did not engage in interest rate hedging activities.
In addition, we may have risks regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Valuation of Investments.”
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information concerning our repurchases of shares of our common stock pursuant to our share repurchase program during the three months ended June 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
April 1 to April 30, 2018	—	$—	—
May 1 to May 31, 2018	—	—	—
June 1 to June 30, 2018	98,903	9.75	98,903
Total	98,903	$9.75	98,903
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

4.1	Form of Subscription Agreement (incorporated by reference to Appendix A to the Final Prospectus dated February 2, 2018, filed with the SEC February 2, 2018).

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

Date: August 8, 2018

TERRA INCOME FUND 6, INC.

By:	/s/ Bruce D. Batkin
Bruce D. Batkin
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gregory M. Pinkus
Gregory M. Pinkus
Chief Financial Officer, Chief Operating Officer,
Treasurer and Secretary
(Principal Financial and Accounting Officer)