Form 10-K
period 2018-09-30
Terra Income Fund 6, Inc.
filed 2018-11-16
CIK 1577134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2018

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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☐
Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 16, 2018, the registrant had 8,993,736 shares of common stock, $0.001 par value, outstanding.

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

•
actual and potential conflicts of interest with any of the following affiliated entities: Terra Income Advisors, LLC, our investment adviser; Terra Capital Partners, LLC, our sponsor; Terra REIT Advisors, LLC, a subsidiary of Terra Capital Partners, LLC; Terra Fund Advisors, LLC, an affiliate of Terra Capital Partners, LLC; Terra Secured Income Fund, LLC; Terra Secured Income Fund 2, LLC; Terra Secured Income Fund 3, LLC; Terra Secured Income Fund 4, LLC; Terra Secured Income Fund 5, LLC; Terra Secured Income Fund 5 International; Terra Income Fund International; Terra Secured Income Fund 7, LLC; Terra Property Trust, Inc., a subsidiary of Terra Secured Income Fund 5, LLC; Terra Property Trust 2, Inc., a subsidiary of Terra Secured Income Fund 7, LLC; Terra Capital Advisors, LLC; Terra Capital Advisors 2, LLC; Terra Income Advisors 2, LLC; or any of their affiliates;

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
On March 2, 2015, we filed a public registration statement on Form N-2 (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) to offer a minimum of $2.0 million of common stock and a maximum of $1.0 billion of common stock in a continuous, public offering (the “Offering”). The SEC declared the Registration Statement effective on April 20, 2015, and we retained Terra Capital Markets, LLC (“Terra Capital Markets”), an affiliate of Terra Income Advisors, LLC (“Terra Income Advisors” or the “Adviser”), to serve as the dealer manager of the Offering. As dealer manager, Terra Capital Markets was responsible for marketing our shares being offered pursuant to the Offering, which ended on April 20, 2018.
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
On June 24, 2015, we successfully reached our minimum escrow requirement and officially commenced our operations by receiving gross proceeds of $2,000,000 (the “Minimum Offering Requirement”). Since commencing operations, and through the end of the Offering on April 20, 2018, we have sold a total of 8,878,606 shares of common stock for total gross proceeds of $103.6 million, excluding shares pursuant to our distribution reinvestment plan (“DRIP”). The proceeds from the issuance of common stock are presented in our statements of changes in net assets and statements of cash flows.
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
Overview of Our Business
We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of our advisor, Terra Income Advisors, or by individuals who were contracted by us or by Terra Income Advisors to work on behalf of us pursuant to the terms of the investment advisory and administrative services agreement between us and Terra Income Advisors (the “Investment Advisory Agreement”). Terra Income Advisors is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis according to asset allocation and other guidelines set by our Board. Terra Income Advisors is registered as investment adviser with the SEC. We have elected to be taxed for federal income tax purposes for our taxable year in which we commence operations, and qualify annually thereafter, as a RIC under Subchapter M of the Code.

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
About Terra Capital Partners
Terra Capital Partners, an affiliate of Terra Income Advisors, is a real estate finance and investment firm based in New York City that focuses primarily on the origination and management of mezzanine loans, as well as first mortgage loans, bridge loans and preferred equity investments in all major property types. Since its formation in 2001 and its commencement of operations in 2002, Terra Capital Partners has been engaged in providing financing on commercial properties of all major property types throughout the United States. In the lead up to the global financial crisis in 2007, believing that the risks associated with commercial real estate markets had grown out of proportion to the potential returns from such markets, Terra Capital Partners sold 100% of its interest in its portfolio. It was not until mid-2009, after its assessment that commercial mortgage markets would begin a period of stabilization and growth, that Terra Capital Partners began to sponsor new investment vehicles, which included the Terra Income Funds, to again provide debt capital to commercial real estate markets. The financings provided by vehicles managed by Terra Capital Partners from January 2004 through September 30, 2018 have been secured by approximately 11.3 million square feet of office properties, 3.5 million square feet of retail properties, 3.8 million square feet of industrial properties, 4,328 hotel rooms and 25,063 apartment units. The value of the properties underlying this capital was approximately $7.1 billion based on appraised values as of the closing dates. None of the financings extended by Terra Capital Partners and its affiliates have suffered any loss of principal. In addition to its extensive experience originating and managing debt financings, Terra Capital Partners and its affiliates have owned and operated over six million square feet of office and industrial space between 2005 and 2007, and this operational experience further informs its robust origination and underwriting standards and would be beneficial should our Adviser need to foreclose on a property underlying a financing. As of the date of this Form 10-K, Terra Capital Partners and its affiliates employed 28 persons.
Terra Capital Partners is jointly owned by Axar and by our senior management team. Axar is an investment manager registered under the Advisers Act with over $800 million in assets under management, headquartered in New York City and founded by Andrew M. Axelrod, Axar focuses on value-oriented and opportunistic investing across the capital structure and multiple sectors. The firm seeks attractive prices relative to intrinsic value and invests in event-driven situations with clear catalysts and asymmetric return potential. Axar’s senior real estate team has worked together for over five years, having previously built the $3 billion real estate business at Mount Kellett Capital Management, LP, or Mount Kellett Capital Management. Axar has a deep network of industry relationships including institutional investors (for both public and private investments), operators, advisers and senior lenders.
Terra Capital Partners is led by Bruce D. Batkin (Chief Executive Officer), Andrew M. Axelrod (Chairman), Simon J. Mildé (Vice Chairman), Vikram S. Uppal (Chief Investment Officer), Gregory M. Pinkus (Chief Financial Officer) and Daniel Cooperman (Chief Originations Officer). Messrs. Batkin, Mildé and Cooperman have worked together as a team at Terra Capital Partners for 15 years, building on their prior experience in commercial real estate investment, finance, development and asset management.

Messrs. Axelrod and Uppal assumed their current roles in February 2018. Members of the Terra Capital Partners management team have broad based, long-term relationships with major financial institutions, property owners and commercial real estate service providers. The entire senior management team has held leadership roles at many top international real estate and investment banking firms, including Mount Kellett Capital Management, Jones Lang Wootton (formerly Jones Lang LaSalle Incorporated and now JLL), Merrill Lynch, Donaldson, Lufkin and Jenrette Securities Corporation (now Credit Suisse (USA) Inc.) and ABN Amro Bank N.V.
On November 13, 2018, Terra Capital Partners announced that Vik Uppal, who currently serves as its Chief Investment Officer, has been appointed the Chief Executive Officer of Terra Capital Partners, effective December 1, 2018. Mr. Uppal succeeds Bruce D. Batkin, the founder of Terra Capital Partners, who will assume the role of Vice Chairman.
Investment Objectives and Strategy
Our primary investment objectives are to pay attractive and stable cash distributions and to preserve, protect and return capital contributions to stockholders. Our investment strategy is to use substantially all of the proceeds of the Offering to originate and manage a diversified portfolio consisting of (i) commercial real estate loans to U.S. companies qualifying as “eligible portfolio companies” under the 1940 Act, including mezzanine loans, first and second lien mortgage loans, subordinated mortgage loans, bridge loans and other commercial real estate-related loans related to or secured by high quality commercial real estate in the United States and (ii) preferred equity real estate investments in U.S. companies qualifying as “eligible portfolio companies” under the 1940 Act; provided, however, that we are not a “diversified company” as defined in the 1940 Act. We may also purchase select commercial real estate-related debt securities, such as commercial mortgage-backed securities or collateralized debt obligations.
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
Terra Income Advisors’ management team has extensive experience in originating, acquiring, structuring, managing and disposing of real estate-related loans similar to the types of loans in which we intend to invest. In order to meet our investment objectives, we generally seek to follow the following investment criteria:

•	focus primarily on the origination of new loans;

•	focus on loans backed by properties in the United States;

•	invest primarily in floating rate rather than fixed rate loans, but we reserve the right to make debt investments that bear interest at a fixed rate;

•	invest in loans expected to be repaid within one to five years;

•	maximize current income;

•	lend to creditworthy borrowers;

•	maximize diversification by property type, geographic location, tenancy and borrower;

•	source off-market transactions; and

•	hold investments until maturity unless, in our adviser’s judgment, market conditions warrant earlier disposition.
While the size of each of our investments generally ranges between $3 million and $20 million, our investments ultimately are at the discretion Terra Income Advisors, subject to oversight by our Board. We may make smaller investments and invest a larger portion of our capital base in cash and cash items (including receivables) and U.S. government securities to enable us to acquire assets that meet our desired investment profile.
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
Significant Experience of Our Management Team
Terra Income Advisors has a highly experienced management team with extensive expertise in originating, underwriting, structuring, financing, servicing and managing commercial real estate loans and related investments through a variety of credit and interest rate environments and economic cycles. Bruce D. Batkin and Simon J. Mildé, the co-founders of Terra Capital Partners, have over 35 years in the commercial real estate finance industry, including over 15 years working together at Terra Capital Partners. Our senior management team is supported by a team of 15 highly experienced real estate, finance and securities professionals. This team has extensive relationships across the commercial real estate industry, including long-term relationships with major financial institutions, property owners and commercial real estate service providers. We believe that we benefit from Terra Income Advisors’ strong track record and extensive experience and capabilities originating, structuring, financing, servicing and managing commercial real estate loans and will continue to do so as we grow our portfolio over time.
Significant Experience of Terra Capital Partners
Terra Capital Partners provides Terra Income Advisors with all of its key investment personnel. Terra Capital Partners has developed a reputation within the commercial real estate finance industry as a leading sophisticated real estate investment and asset management company with a 15-year track record in originating, underwriting and managing commercial real estate and real estate-related loans, preferred equity investments and investments with similar characteristics to the assets that we acquire. We believe we benefit from the depth and the disciplined approach Terra Capital Partners brings to its underwriting and investment management processes to structure and manage investments prudently. In addition to its extensive experience originating and managing debt financings, Terra Capital Partners and its affiliates have owned and operated over six million square feet of office and industrial space between 2005 and 2007, and this operational experience has further informed its robust origination and underwriting standards.
On November 13, 2018, Terra Capital Partners announced that Vik Uppal, who currently serves as its Chief Investment Officer, has been appointed the Chief Executive Officer of Terra Capital Partners, effective December 1, 2018. Mr. Uppal succeeds Bruce D. Batkin, the founder of Terra Capital Partners, who will assume the role of Vice Chairman. Mr. Uppal was a Partner of Axar and its Head of Real Estate. Prior to Axar, Mr. Uppal was a Managing Director on the Investment Team at Fortress Investment Group’s Credit and Real Estate Funds and Co-Head of North American Real Estate Investments at Mount Kellett Capital Management, a private investment organization with over $7 billion of assets under management.
Disciplined Investment Process
We follow a disciplined investment origination, underwriting and selection process. We follow an investment approach focused on long-term credit performance and capital protection. This investment approach involves a multi-phase evaluation, structuring and monitoring process for each potential investment opportunity. After investment, our management team focuses on a thorough review of our investments for potential credit quality deterioration and potential proactive steps, including making available significant managerial assistance as required by the 1940 Act, to mitigate any losses to our invested capital. We believe this approach maximizes current income and minimizes capital loss. None of the loans originated by our Adviser and its affiliates have suffered a loss of principal, which we believe is attributable to our Adviser’s rigorous origination, underwriting and selection process.
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
Targeted Investments
Real Estate-Related Loans
We originate, acquire, fund and structure real estate-related loans, including first and second mortgage loans, mezzanine loans, bridge loans, convertible mortgages and other loans related to high-quality commercial real estate in the United States. We also acquire some equity participations in the underlying collateral of such loans. We structure, underwrite and originate most if not all of our investments. We use what we consider to be conservative underwriting criteria, and our underwriting process involves comprehensive financial, structural, operational and legal due diligence to assess the risks of investments so that we can optimize pricing and structuring. By originating loans directly, we are able to structure and underwrite loans that satisfy our standards, establish a direct relationship with the borrower and utilize our own documentation. Described below are some of the types of loans we own and may originate.
Mezzanine Loans. These are loans secured by ownership interests in an entity that owns commercial real estate and generally finance the acquisition, refinancing, rehabilitation or construction of commercial real estate. Mezzanine loans may be either short-term (one-to-five year) or long-term (up to 10-year) and may be fixed or floating rate. We may originate mezzanine loans backed by high-quality properties in the United States. that fit our investment strategy. We may own such mezzanine loans directly or we may hold a participation in a mezzanine loan or a sub-participation in a mezzanine loan. These loans are predominantly current-pay loans (although there may be a portion of the interest that accrues) and may provide for participation in the value or cash flow appreciation of the underlying property as described below. We invest in mezzanine loans with loan-to-value ratios ranging from 60% to 80%. With the credit market disruption and resulting dearth of capital available in this part of the capital structure, we believe that the opportunities to both directly originate and to buy mezzanine loans from third-parties on favorable terms will continue to be attractive.
Preferred Equity Investments. These are investments in preferred membership interests in an entity that owns commercial real estate and generally finance the acquisition, refinancing, rehabilitation or construction of commercial real estate. These investments are expected to have similar characteristics to and returns as mezzanine loans.
Subordinated Mortgage Loans (B-notes). B-notes include structurally subordinated first mortgage loans and junior participations in first mortgage loans or participations in these types of assets. Like first mortgage loans, these loans generally finance the acquisition, refinancing, rehabilitation or construction of commercial real estate. B-notes may be either short-term (one-to-five year) or long-term (up to 10-year), may be fixed or floating rate and are predominantly current-pay loans. We may originate current-pay B-notes backed by high-quality properties in the United States. that fit our investment strategy. We may create B-notes by tranching our directly originated first mortgage loans generally through syndications of senior first mortgages or buy such assets directly from third-party originators. Due to the current credit market disruption and resulting dearth of capital available in this part of the capital structure, we believe that the opportunities to both directly originate and to buy B-notes from third-parties on favorable terms will continue to be attractive.
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
First Mortgage Loans. These loans generally finance the acquisition, refinancing, rehabilitation or construction of commercial real estate. First mortgage loans may be either short-term (one-to-five year) or long-term (up to 10-year), may be fixed or floating rate and are predominantly current-pay loans. We originate current-pay first mortgage loans backed by high-quality properties in the United States that fit our investment strategy. We selectively syndicate portions of these loans, including senior or junior participations that will effectively provide permanent financing or optimize returns which may include retained origination fees.
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
Other Real Estate-Related Investments. The Adviser has the right to invest in other real estate-related investments, which may include commercial mortgage-backed securities (“CMBS”) or other real estate debt or equity securities, so long as such investments do not constitute more than 15% of our assets. Certain of our real estate-related loans require the borrower to make payments of principal on the fully committed principal amount of the loan regardless of whether the full loan amount is outstanding portfolio.
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
In addition, a BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities in eligible portfolio companies, or in other securities that are consistent with its purpose as a BDC.
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
Our shares are illiquid, and as such there is no secondary market and it is not expected that any will develop in the foreseeable future. As a result, investors will have limited ability to sell their shares.
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
The share repurchase program includes numerous restrictions that limit investors’ ability to sell their shares. We limit the number of shares repurchased pursuant to our share repurchase program as follows: (i) we currently limit the number of shares to be repurchased during any calendar year to the number of shares we can repurchase with the proceeds we receive from the sale of shares of our common stock under our distribution reinvestment plan, although at the discretion of our Board, we may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase shares; (ii) we intend to limit the number of shares to be repurchased in any calendar quarter to 2.5% of the weighted average number of shares outstanding in the prior calendar year, or 10% in each calendar year (though the actual number of shares that we offer to repurchase may be less in light of the limitations noted above); (iii) unless an investor tenders all of his or her shares, he or she must tender at least 25% of the number of shares he or she has purchased and must maintain a minimum balance of $5,000 subsequent to submitting a portion of his or her shares for repurchase by us; and (iv) to the extent that the number of shares tendered for repurchase exceeds the number of shares that we are able to purchase, we will repurchase shares on a pro rata basis, not on a first-come, first-served basis. Further, we will have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under federal law or Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. Any of the foregoing limitations may prevent us from accommodating all repurchase requests made in any year.
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
In addition, in the event an investor chooses to participate in our share repurchase program, the investor will be required to provide us with notice of intent to participate prior to knowing what the repurchase price will be on the repurchase date. Although an investor will have the ability to withdraw a repurchase request prior to the repurchase date, to the extent an investor seeks to sell shares to us as part of our share repurchase program, the investor may be required to do so without knowledge of what the repurchase price of our shares will be on the repurchase date.
We may pay distributions from offering proceeds, borrowings or the sale of assets to the extent our cash flows from operations, net investment income or earnings are not sufficient to fund declared distributions.
We may fund distributions from the uninvested proceeds of our initial public offering and borrowings, and we have not established limits on the amount of funds we may use from net offering proceeds or borrowings to make any such distributions. We may pay distributions from the sale of assets to the extent distributions exceed our earnings or cash flows from operations. Distributions from the uninvested proceeds of our initial public offering or from borrowings could reduce the amount of capital we ultimately invest in our portfolio companies. As of September 30, 2018, a portion of the distributions paid to our stockholders constituted returns of capital.
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
We compete for investments with other alternative investment funds (including real estate and real estate-related investment funds, mezzanine funds and collateralized loan obligation funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including assets of the type we intend to acquire. As a result of these new entrants, competition for investment opportunities in private real estate and real estate-related U.S. companies may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and demand more favorable investment terms and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss.
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
Our distribution proceeds may exceed our earnings, particularly during the period before we have substantially invested the net proceeds from our initial public offering. Therefore, portions of the distributions that we make may represent a return of capital to investors for tax purposes, which will lower investors’ tax basis in their shares.
In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from the uninvested proceeds of our initial public offering or from borrowings in anticipation of future cash flow, which may constitute a return of stockholder capital and will lower investors’ tax basis in their shares. A return of capital generally is a return of each investor’s investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with the Offering, including any fees payable to Terra Income Advisors. As of September 30, 2018, a portion of the distributions paid to our stockholders constituted returns of capital.
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
We could remain an “emerging growth company” for up to five years from the date of commencement of our initial public offering, or until the earliest of (i) the last day of the first fiscal year in which we have total annual gross revenue of $1.07 billion or more, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of our common stock held by non-affiliates exceeds $700 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months) or (iii) the date on which we have issued more than $1.07 billion in non-convertible debt during the preceding three-year period.
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
Additionally, the JOBS Act provides that an “emerging growth company” may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. This means that an emerging growth company can delay adopting certain accounting standards until such standards are otherwise applicable to private companies. However, we are electing to opt out of such extended transition period and will therefore comply with new or revised accounting standards on the applicable dates on which the adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of such extended transition period for compliance with new or revised accounting standards is irrevocable.
As a public company, we are subject to regulations not applicable to private companies, such as provisions of the Sarbanes-Oxley Act. Efforts to comply with such regulations involves significant expenditures, and non-compliance with such regulations may adversely affect us.
As a public company, we are subject to regulations not applicable to private companies, including provisions of the Sarbanes-Oxley Act and the related rules and regulations promulgated by the SEC. Our management is required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and rules and regulations of the SEC thereunder. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis, to evaluate and disclose changes in our internal control over financial reporting. This process diverts management’s time and attention. We cannot be certain as to the impact of our evaluation, testing and remediation actions on our operations, and we may not be able to ensure that the process is effective or that our internal control over financial reporting is or will be effective in a timely manner. In the event that we are unable to maintain an effective system of internal controls and maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.
The impact of financial reform legislation and legislation promulgated thereunder on us is uncertain.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted in 2010, instituted a wide range of reforms that will have an impact on all financial institutions. Many of the requirements called for in the Dodd-Frank Act will be implemented over time, most of which will be subject to implementing regulations over the course of several years. Many of these regulations have yet to be promulgated or are only recently promulgated. In addition, President Donald J. Trump has promised and issued several executive orders intended to relieve the financial burden created by the Dodd-Frank Act, although these executive orders only set forth several general principles to be followed by the federal agencies and do not mandate the wholesale repeal of the Dodd-Frank Act. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full impact such requirements will have on our business, results of operations or financial condition is unclear. The changes resulting from the Dodd-Frank Act may require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements. Failure to comply with any such laws, regulations or principles, or changes thereto, may negatively impact our business, results of operations and financial condition. While we cannot predict what effect any changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to us and our stockholders.
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
Risks Related to Terra Income Advisors and its Affiliates
We were the first publicly registered investment program sponsored by Terra Capital Partners and its affiliates, and therefore investors should not assume that the prior performance of any Terra Income Funds will be indicative of our future performance, or that our officers’ experience in managing those Terra Income Funds will be indicative of their ability to manage a publicly registered company. In addition, Terra Income Advisors has no prior experience managing a BDC or a RIC. Therefore, investors should not assume that their experience in managing private investment programs will be indicative of their ability to comply with BDC and RIC election requirements.
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
Those private funds, including the Terra Income Funds, did not elect to be treated as BDCs or to be taxed as RICs, and were therefore not subject to the investment restrictions imposed by the 1940 Act or the Code, respectively. The 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to the other types of investment vehicles. For example, under the 1940 Act, BDCs are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private or thinly traded public companies. Moreover, qualification for RIC tax treatment under Subchapter M of the Code requires satisfaction of source-of-income, diversification and other requirements. The failure to comply with these provisions in a timely manner could prevent us from qualifying as a BDC or a RIC or could force us to pay unexpected taxes and penalties, which could be material. Terra Income Advisors’ limited experience in managing a portfolio of assets under such constraints may hinder its ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objectives. The Terra Income Funds also were not subject to the distribution requirements imposed by the Code; thus, Terra REIT Advisors, LLC and Terra Fund Advisors, LLC, the managers of the Terra Income Funds, had greater flexibility in making investment and asset allocation decisions on behalf of the Terra Income Funds.
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

Terra Income Advisors, our investment adviser, and its affiliates who serve as investment advisers or managers to the Terra Income Funds, TPT, a subsidiary of Terra Secured Income Fund 5, LLC (“TSIF5”), and TPT2, a subsidiary of Terra Secured Income Fund 7, LLC (“TSIF7”), share the same senior management and investment teams. As a result, the members of the senior management and investment teams of Terra Income Advisors serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by the same personnel. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, including the Terra Income Funds, the fulfillment of which may not be in our best interests or in the best interest of our stockholders. Our investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles, including the Terra Income Funds. As a result, Terra Income Advisors and its affiliates, their employees and certain of their affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the Terra Income Funds. Terra Income Advisors and its employees will devote only as much of its or their time to our business as Terra Income Advisors and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.
The time and resources that individuals employed by Terra Income Advisors and its affiliates devote to us may be diverted, and we may face additional competition due to the fact that individuals employed by Terra Income Advisors are not prohibited from raising money for or managing another entity that makes the same types of investments that we target.
Neither Terra Income Advisors nor individuals employed by it are prohibited from raising money for and managing another investment entity that makes the same types of investments as those we target. Affiliates of Terra Income Advisors who share the same senior management and investment teams also serve as investment advisers or managers for the Terra Income Funds, TPT and TPT2. As a result, the time and resources that these individuals may devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities. We also intend to co-invest with other affiliates of Terra Income Advisors manage or advise consistent with the conditions of the exemptive order granted to us.
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
If we invest in fixed-rate, long-term real estate-related loans and interest rates rise, such loans could yield a return lower than then-current market rates. If interest rates decrease, we will be adversely affected to the extent that real estate-related loans are prepaid, because we may not be able to make new loans at the previously higher interest rate. If we invest in floating-rate loans, the income from such loans will increase and decrease directly with the fluctuation in the floating rate.
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
We may invest in collateralized debt obligations (“CDOs”). CDOs are multiple class debt securities, or bonds, secured by pools of assets, such as mortgage-backed securities, B-notes, mezzanine loans and credit default swaps. Like typical securities structures, in a CDO, the assets are pledged to a trustee for the benefit of the holders of the bonds. Like CMBS, CDOs are affected by payments, defaults, delinquencies and losses on the underlying commercial real estate-related loans. CDOs often have reinvestment periods that typically last for five years during which proceeds from the sale of a collateral asset may be invested in substitute collateral. Upon termination of the reinvestment period, the static pool functions very similarly to a CMBS securitization where repayment of principal allows for redemption of bonds sequentially.
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
Prepayments on debt instruments, where permitted under the debt documents, are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond our control, and consequently, such prepayment rates cannot be predicted with certainty. If we are unable to invest the proceeds of such prepayments received or are forced to invest at yields lower than those on the debt instrument that was prepaid, the yield on our portfolio will decline. In addition, we may acquire assets at a discount or premium and if the asset does not repay when expected, our anticipated yield may be impacted. Under certain interest rate and prepayment scenarios we may fail to recoup fully our cost of acquisition of certain investments.
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
The properties underlying our investments could be negatively impacted by the deteriorating economic conditions and weaker rental markets. Upon expiration or earlier termination of leases on these properties, the space may not be relet or, if relet, the terms of the renewal or reletting (including the cost of required renovations or concessions to tenants) may be less favorable than current lease terms. In addition, the poor economic conditions may reduce a tenant’s ability to make rent payments under their leases. Any of these situations may result in extended periods where there is a significant decline in revenues or no revenues generated by these properties. Additionally, if market rental rates are reduced, property-level cash flows would likely be negatively affected as existing leases renew at lower rates. If the leases for these properties cannot be renewed for all or substantially all of the space at these properties, or if the rental rates upon such renewal or reletting are significantly lower than expected, the value of our investments may be adversely affected.
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
As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 200%. If this ratio declines below 200%, we cannot incur additional debt, declare any dividends, make any distributions or repurchase any stock, and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations and may cause us to be unable to make distributions. The amount of leverage that we employ will depend on Terra Income Advisors’ and our Board’s assessment of market and other factors at the time of any proposed borrowing.
On March 23, 2018, the U.S. Congress approved the Small Business Credit Availability Act which reduces the asset coverage ratio from 200% to 150% subject to the approval of stockholders or the board of directors. As of September 30, 2018, we have not obtained approval for the reduction in the asset coverage ratio from our stockholders or our Board. If we did obtain approval in the future, we would therefore be permitted to incur leverage beyond the current limitations of the 1940 Act, which would further increase the risks of loss in the event of a decline in the value of our assets. This legislation would also increase the risks of an investment in our common stock.
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
If investors participate in our distribution reinvestment plan, they will be deemed to have received the amount reinvested in our common stock and an additional distribution equal to any discount in the purchase price for shares under the distribution reinvestment plan and will be subject to U.S. federal income tax on such deemed distribution to the extent it was not a tax-free return of capital. As a result, unless investors are a tax-exempt entity, they may have to use funds from other sources to pay their tax liability on the value of our common stock received from the distribution.
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

Set forth below is a chart describing the classes of our securities outstanding as of September 30, 2018:

(1) Title of Class	(2) Amount Authorized	(3) Amount Held by Us or for Our Account	(4) Amount Outstanding Exclusive of Amount Under Column (3)
Common Stock	450,000,000	—	8,972,358
Since commencing operations, and through the end of the Offering on April 20, 2018, we had issued 8,878,606 shares of common stock for gross proceeds of $103.6 million, excluding shares pursuant to our DRIP. As of September 30, 2018, we had 2,340 record holders of our common stock.
Issuer Purchases of Equity Securities
We implemented a share repurchase program whereby every quarter we offer to repurchase up to 2.5% of the weighed-average number of shares outstanding in the prior calendar year at a price per share equal to the most recently disclosed NAV per share of our common stock immediately prior to the date of repurchase. The purpose of the share repurchase program is to provide stockholders with liquidity, because there is otherwise no public market for our common stocks. In addition, the Board may amend, suspend or terminate the share repurchase program upon 30 days’ notice.
The following table provides information with respect to our repurchases of shares of our common stock pursuant to our share repurchase program for the year ended September 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
October 1 to October 31, 2017	—	$—	—
November 1 to November 30, 2017	—	—	—
December 1 to December 31, 2017	65,456	10.00	111,881
January 1 to January 31, 2018	—	—	—
February 1 to February 28, 2018	—	—	—
March 1 to March 31, 2018	34,980	9.86	163,674
April 1 to April 30, 2018	—	—	—
May 1 to May 31, 2018	—	—	—
June 1 to June 30, 2018	98,903	9.75	163,674
July 1 to July 31, 2018	—	—	—
August 1 to August 31, 2018	—	—	—
September 1 to September 30, 2018	167,421	9.67	163,674
	366,760	$9.77	602,903

Item 6. Selected Financial Data.
The selected financial and other data below should be read in conjunction with our “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto. Financial information is presented for the fiscal years ended September 30, 2018, 2017, 2016, 2015 and 2014 which have been derived from our audited financial statements.

	Years Ended September 30,
	2018	2017	2016	2015	2014
Statement of operations data:
Total investment income	$8,751,096	$5,257,725	$3,016,699	$66,822	$—
Base management fees	1,684,442	1,202,568	552,011	30,058	—
Servicing fees (1)	922,607	—	—	—	—
Incentive fees on capital gains (2)	39,172	90,459	27,928	—	—
All other expenses	3,380,887	4,070,709	5,469,315	1,720,870	32,676
Total operating expenses	6,027,108	5,363,736	6,049,254	1,750,928	32,676
Less: Expense reimbursement from Adviser	—	—	(576,755)	(1,690,300)	—
Less: Reduction of offering costs	—	(944,248)	—	—	—
Net operating expenses	6,027,108	4,419,488	5,472,499	60,628	32,676
Net investment income (loss)	2,723,988	838,237	(2,455,800)	6,194	(32,676)
Net change in unrealized appreciation on investments and obligations under participation agreements	219,895	444,687	139,640	—	—
Net increase (decrease) in net assets resulting from operations	$2,943,883	$1,282,924	$(2,316,160)	$6,194	$(32,676)
Per share data (3):
Net asset value	$9.56	$10.00	$10.06	$10.97	N/A
Net investment income (loss)	$0.31	$0.15	$(0.99)	$0.01	N/A
Net increase (decrease) in net assets resulting from operations	$0.34	$0.23	$(0.93)	$0.01	N/A
Distributions declared	$0.87	$0.90	$1.00	$0.27	N/A
Balance sheet data at period end:
Investments, at fair value	$29,174,139	$23,675,007	$26,723,922	$—	$—
Investments through participation, at fair value	43,246,193	22,121,382	2,022,814	2,000,000	—
Cash and cash equivalents	15,753,725	32,176,500	31,634,296	8,248,797	125,000
Restricted cash	1,513,891	1,547,407	836,434	—	—
Other assets	713,927	546,977	914,757	1,090,355	573,193
Total assets	90,401,875	80,067,273	62,132,223	11,339,152	698,193
Obligations under participation agreements, at fair value	1,809,101	1,820,502	14,560,606	—	—
Transaction charge payable (1)	—	—	2,191,734	—	—
Interest reserve and other deposits held on investments	1,513,891	1,547,407	836,434	—	—
Due to Adviser, net	576,219	707,927	1,498,808	608,423	—
Other liabilities	729,254	657,144	569,893	569,657	605,869
Total liabilities	4,628,465	4,732,980	19,657,475	1,178,080	605,869
Total net assets	$85,773,410	$75,334,293	$42,474,748	$10,161,072	$92,324

	Years Ended September 30,
	2018	2017	2016	2015	2014
Other data:
Total return (4)	4.02%	8.10%	(0.26)%	(10.36)%	N/A
Weighted average annualized coupon rate at year end (5)	12.59%	12.39%	13.27%	12.00%	N/A
Number of investments at year end	16	10	5	1	N/A
Purchases of investments for the year	$31,935,831	$44,777,167	$26,299,670	$2,000,000	N/A
Proceeds from obligations under participation agreements for the year	$—	$—	$14,300,000	$—	N/A
Principal payments and sales of investments for the year	$6,179,599	$28,508,960	$—	$—	N/A
Repayments of obligations under participation agreements for the year	$—	$12,863,770	$—	$—	N/A
_______________

(1)
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

(2)
Incentive fees on capital gains are based on 20% of net unrealized capital gains of $219,895, $444,687 and $139,640 for the years ended September 30, 2018, 2017 and 2016, respectively. No incentive fees on capital gains are actually payable by us with respect to unrealized gains unless and until those gains are actually realized.

(3)
Per share data is only presented for periods subsequent to June 24, 2015, the date the Minimum Offering Requirement was met. The per share data for the year ended September 30, 2015 is based on shares outstanding from June 24, 2015 through September 30, 2015.

(4)
Total return is calculated assuming a purchase of shares of common stock at the current NAV per share on the first day and a sale at the current NAV per share on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under our distribution reinvestment plan. The total return does not consider the effect of any selling commissions or charges that may have been incurred in connection with the sale of shares of our common stock. Total return for the fiscal year ended September 30, 2017 was 2.48% without the impact of reductions in offering costs and servicing fees.

(5)
The weighted average annualized coupon rate at period end is calculated based upon the par value of our debt investments and the related coupon rates. The weighted average annualized effective yield does not reflect operating expenses that may be incurred by us, nor does it consider the effect of any selling commissions or charges that may have been incurred in connection with the sale of shares of our common stock. The weighted average annualized effective yield does not represent actual investment returns to stockholders, is subject to change and, in the future, may be greater or less than the rates set forth above.

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
On February 8, 2018, Axar entered into an investment agreement with Terra Capital Partners and its affiliates pursuant to which Axar acquired from the respective owners thereof a 65.7% economic and voting interest in Terra Capital Partners and an initial 49% economic interest in Terra Income Advisors, with an agreement to acquire an additional 16.7% economic interest, and for the entire 65.7% stake to become a voting interest in Terra Income Advisors, subject to requisite approval by a majority of our outstanding voting securities (as defined by the 1940 Act) of a new advisory and administrative services agreement between Terra Income Advisors and us and upon the satisfaction of certain other conditions.
Our primary investment objectives are to pay attractive and stable cash distributions and to preserve, protect and return capital contributions to stockholders. Our investment strategy is to use substantially all of the proceeds of the Offering to originate and manage a diversified portfolio consisting of (i) commercial real estate loans to U.S. companies qualifying as “eligible portfolio companies” under the 1940 Act, including mezzanine loans, first and second lien mortgage loans, subordinated mortgage loans, bridge loans and other commercial real estate-related loans related to or secured by high quality commercial real estate in the United States and (ii) preferred equity real estate investments in U.S. companies qualifying as “eligible portfolio companies” under the 1940 Act. We may also purchase select commercial real estate-related debt securities, such as commercial mortgage-backed securities or collateralized debt obligations.
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

	September 30, 2018
	Gross Investments		Transfers Treated as Obligations Under Participation Agreements		Net Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair value
OHM Atlanta Owner, LLC	$11,336,735	$11,335,609	$—	$—	$11,336,735	$11,335,609
Residential X Mezz Concord LLC and Center Associates Mezz LLC	8,820,073	8,951,844	—	—	8,820,073	8,951,844
140 Schermerhorn Street Mezz LLC	7,517,719	7,587,039	—	—	7,517,719	7,587,039
Orange Grove Property Investors, LLC	6,612,684	6,731,423	—	—	6,612,684	6,731,423
KOP Hotel XXXI Mezz, LP.	5,794,295	5,829,326	1,798,229	1,809,101	3,996,066	4,020,225
YIP Santa Maria LLC	4,511,060	4,563,477	—	—	4,511,060	4,563,477
NB Private Capital, LLC	4,214,821	4,282,851	—	—	4,214,821	4,282,851
221 W. 17th Street Owner, LLC	4,205,900	4,240,238	—	—	4,205,900	4,240,238
CGI 1100 Biscayne Management Holdco, LLC	3,752,642	3,783,721	—	—	3,752,642	3,783,721
Stonewall Station Mezz LLC	3,512,849	3,574,088	—	—	3,512,849	3,574,088
Dwight Mezz II LLC	3,000,000	3,102,134	—	—	3,000,000	3,102,134
City Gardens 333 LLC	2,697,817	2,729,612	—	—	2,697,817	2,729,612
Hertz Clinton One Mezzanine, LLC	2,446,429	2,487,120	—	—	2,446,429	2,487,120
TSG-Parcel 1, LLC	2,020,000	2,019,799	—	—	2,020,000	2,019,799
RS JZ Driggs, LLC	1,162,215	1,202,051	—	—	1,162,215	1,202,051
LD Milpitas Mezz, LP	—	—	—	—	—	—
	$71,605,239	$72,420,332	$1,798,229	$1,809,101	$69,807,010	$70,611,231

	September 30, 2017
	Gross Investments		Transfers Treated as Obligations Under Participation Agreements		Net Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair value
OHM Atlanta Owner, LLC	$9,955,647	$10,091,628	$—	$—	$9,955,647	$10,091,628
140 Schermerhorn Street Mezz, LLC	7,468,766	7,565,359	—	—	7,468,766	7,565,359
KOP Hotel XXXI Mezz, LP.	5,786,133	5,866,063	1,795,696	1,820,502	3,990,437	4,045,561
YIP Santa Maria, LLC	4,481,473	4,538,492	—	—	4,481,473	4,538,492
Residential X Mezz Concord, LLC and Center Associates Mezz, LLC	4,175,118	4,315,751	—	—	4,175,118	4,315,751
GAHC3 Lakeview IN Medical Plaza, LLC	3,417,207	3,428,041	—	—	3,417,207	3,428,041
Dwight Mezz II, LLC	3,000,000	3,000,000	—	—	3,000,000	3,000,000
NB Factory JV, LLC	2,445,056	2,445,056	—	—	2,445,056	2,445,056
Hertz Clinton One Mezzanine, LLC	2,437,857	2,526,660	—	—	2,437,857	2,526,660
TSG-Parcel 1, LLC	2,020,000	2,019,339	—	—	2,020,000	2,019,339
	$45,187,257	$45,796,389	$1,795,696	$1,820,502	$43,391,561	$43,975,887

	Years Ended September 30,
	2018		2017		2016
	Weighted Average Principal Amount	Weighted Average Coupon Rate	Weighted Average Principal Amount	Weighted Average Coupon Rate	Weighted Average Principal Amount	Weighted Average Coupon Rate
Gross investments	$61,183,265	12.6%	$46,172,594	12.6%	$20,917,528	13.4%
Obligations under participation agreements	(1,800,000)	13.0%	(11,834,247)	13.7%	(11,272,951)	13.8%
Mortgage loan payable (1)	—	—%	(465,753)	5.8%	—	—
Net investments (2)	$59,383,265	12.6%	$33,872,594	12.9%	$9,644,577	12.8%
_______________

(1)	The mortgage loan payable was repaid prior to September 30, 2017.

(2)
The weighted average coupon rate for net investments represents net interest income over the period calculated using the weighted average coupon rate and weighted average principal amount shown on the table (interest income on the investments less interest expense) divided by the weighted average principal amount of the net investments during the period.

Portfolio Investment Activity
For the year ended September 30, 2018, we invested $31.9 million in new loans and had $6.2 million of repayments, resulting in net gross investments of $25.8 million.
For the year ended September 30, 2017, we invested $44.8 million in new loans and had $28.5 million of repayments, resulting in net gross investments of $16.3 million.
Additionally, for the year ended September 30, 2017, we suspended interest income accrual of $0.7 million on a senior loan and a mezzanine loan, and wrote off $0.5 million of past due interest receivables and $0.3 million of exit fee accruals because recovery of such income and fee was doubtful. As a result, we suspended interest expense accrual of $0.5 million on the mezzanine loan on which we had a participation liability, and wrote off $0.4 million of interest payable and $0.1 million of exit fee accruals. In July 2017, the principal balances of these two loans and the obligations under participation agreement were repaid in full.
For the year ended September 30, 2016, we invested $26.3 million in new loans and had no exits or repayments, resulting in a net gross investment of $26.3 million.
Our portfolio composition, based on fair value at September 30, 2018 and 2017, was as follows:

	September 30, 2018		September 30, 2017
	Percentage of Total Portfolio	Weighted Average Coupon Rate (1)	Percentage of Total Portfolio	Weighted Average Coupon Rate (1)
Loans	40.3%	12.4%	51.7%	12.4%
Loans through participation interest	59.7%	12.7%	48.3%	12.3%
Total	100.0%	12.6%	100.0%	12.4%
_______________

(1)	Based upon the principal value of our debt investments.

The following table shows the portfolio composition by property type grouping based on fair value at September 30, 2018 and 2017:

	September 30, 2018		September 30, 2017
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Hotel	$25,337,651	35.1%	$17,969,914	39.2%
Land	13,355,408	18.4%	12,110,967	26.5%
Condominium	10,971,661	15.1%	—	—%
Multifamily	10,153,895	14.0%	4,315,751	9.4%
Student housing	10,114,597	14.0%	5,445,056	11.9%
Office	2,487,120	3.4%	5,954,701	13.0%
Total	$72,420,332	100.0%	$45,796,389	100.0%
The following table presents the fair value measurements at September 30, 2018 and 2017:

	September 30, 2018		September 30, 2017
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Loans	$29,174,139	40.3%	$23,675,007	51.7%
Loans through participation interest	43,246,193	59.7%	22,121,382	48.3%
Total	$72,420,332	100.0%	$45,796,389	100.0%
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
As of September 30, 2018 and 2017, obligations under participation agreements at fair value totaled $1.8 million and $1.8 million, respectively, and the fair value of the loans that are associated with these obligations under participation agreements was $5.8 million and $5.9 million, respectively. For the year ended September 30, 2018, we did not sell any investments to affiliates through participation agreements and did not make any repayments on obligations under participation agreements. For the year ended September 30, 2017, we did not sell any investments to affiliates through participation agreements and made $12.9 million of repayments on obligations under participation agreements, including PIK interest of $0.4 million. For the year ended September 30, 2016, we sold $14.3 million of investments to affiliates through participation agreements and did not make any repayments on obligations under participation agreements. The weighted average interest rate on our obligations under participation agreements was approximately 13.0% as of both September 30, 2018 and 2017.
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

Operating results for the years ended September 30, 2018, 2017 and 2016 were as follows:

	Years Ended September 30,
	2018	2017	Change	2017	2016	Change
Total investment income	$8,751,096	$5,257,725	$3,493,371	$5,257,725	$3,016,699	$2,241,026
Total operating expenses	6,027,108	5,363,736	663,372	5,363,736	6,049,254	(685,518)
Less: Expense reimbursement from Adviser	—	—	—	—	(576,755)	576,755
Less: Reduction of offering costs	—	(944,248)	944,248	(944,248)	—	(944,248)
Net operating expenses	6,027,108	4,419,488	1,607,620	4,419,488	5,472,499	(1,053,011)
Net investment income (loss)	2,723,988	838,237	1,885,751	838,237	(2,455,800)	3,294,037
Net change in unrealized appreciation on investments	205,961	416,920	(210,959)	416,920	192,212	224,708
Net change in unrealized depreciation (appreciation) on obligations under participation agreements	13,934	27,767	(13,833)	27,767	(52,572)	80,339
Net increase (decrease) in net assets resulting from operations	$2,943,883	$1,282,924	$1,660,959	$1,282,924	$(2,316,160)	$3,599,084
Investment Income
The composition of our investment income for the years ended September 30, 2018, 2017 and 2016 were as follows:

	Years Ended September 30,
	2018	2017	Change	2017	2016	Change
Interest income	$8,649,725	$4,916,169	$3,733,556	$4,916,169	$3,003,645	$1,912,524
Prepayment fee income	—	63,960	(63,960)	63,960	—	63,960
Other fee income	101,371	277,596	(176,225)	277,596	13,054	264,542
Total investment income	$8,751,096	$5,257,725	$3,493,371	$5,257,725	$3,016,699	$2,241,026
Interest Income
2018 vs. 2017 — For the year ended September 30, 2018 as compared to the same period in 2017, interest income increased by $3.7 million, primarily due to an increase in contractual interest income of $3.8 million, net of the non-collection of $1.2 million of interest income recorded for the year ended September 30, 2017 on two loans whose principal amounts were repaid in full in July 2017, and an increase in net amortization of origination fee, exit fee and purchase premium and discount of $0.2 million. The increase in contractual interest income was primarily due to a higher weighted average principal balance.
2017 vs. 2016 — For the year ended September 30, 2017 as compared to the same period in 2016, total investment income increased by $1.9 million, primarily due to an increase in contractual interest income of $1.7 million, net of the non-collection of $1.2 million of interest income recorded for the year ended September 30, 2017 on two loans whose principal amounts were repaid in full in July 2017, and an increase in net amortization of origination fee, exit fee and purchase premium and discount of $0.3 million. The increase in contractual interest income was primarily due to a higher weighted average principal balance partially offset by a lower weighted average coupon rate on our investment portfolio. The decrease in weighted average coupon rate on our investment portfolio was due to a higher volume of investments in senior loans and subordinated loans with lower coupon rates in 2017 as compared to 2016.
Prepayment Fee Income
Prepayment fee income represents prepayment fees charged to borrowers for the early repayment of loans.
2018 — For the year ended September 30, 2018, we did not receive any prepayment fee income.
2017 — For the year ended September 30, 2017, we received a prepayment fee of $0.1 million from the early repayment of a loan.
2016 — For the year ended September 30, 2016, we did not receive any prepayment fee income.

Other Fee Income
2018 vs. 2017 — For the year ended September 30, 2018 as compared to the same period in 2017, other fee income decreased by $0.2 million, primarily due to a $0.2 million standby fee received for the year ended September 30, 2017 from a borrower as compensation for the delay in closing the investment.
2017 vs. 2016 — For the year ended September 30, 2017 as compared to the same period in 2016, other fee income increased by $0.3 million, primarily due to a $0.2 million standby fee received discussed above.
Operating Expenses
The composition of our operating expenses for the years ended September 30, 2018, 2017 and 2016 were as follows:

	Years Ended September 30,
	2018	2017	Change	2017	2016	Change
Base management fees	$1,684,442	$1,202,568	$481,874	$1,202,568	$552,011	$650,557
Incentive fees on capital gains	39,172	90,459	(51,287)	90,459	27,928	62,531
Operating expense reimbursement to Adviser	879,892	530,619	349,273	530,619	318,550	212,069
Servicing fees	922,607	—	922,607	—	—	—
Professional fees	1,451,933	1,071,089	380,844	1,071,089	981,038	90,051
Interest expense from obligations under participation agreements	239,783	838,860	(599,077)	838,860	1,598,976	(760,116)
Marketing expenses	327,168	777,058	(449,890)	777,058	876,877	(99,819)
Amortization of deferred offering costs	114,132	375,748	(261,616)	375,748	1,312,811	(937,063)
Directors’ fees	117,875	113,000	4,875	113,000	123,125	(10,125)
Insurance expense	212,771	213,870	(1,099)	213,870	219,715	(5,845)
Interest expense on mortgage loan payable	—	35,974	(35,974)	35,974	—	35,974
General and administrative expenses	37,333	114,491	(77,158)	114,491	38,223	76,268
Total operating expenses	6,027,108	5,363,736	663,372	5,363,736	6,049,254	(685,518)
Less: Expense reimbursement from Adviser	—	—	—	—	(576,755)	576,755
Less: Reduction of offering costs	—	(944,248)	944,248	(944,248)	—	(944,248)
Net operating expenses	$6,027,108	$4,419,488	$1,607,620	$4,419,488	$5,472,499	$(1,053,011)
For the year ended September 30, 2018 as compared to the same period in 2017, total operating expenses increased by $0.7 million. For the year ended September 30, 2017 as compared to the same period in 2016, total operating expenses decreased by$0.7 million. The reasons for the changes are stated below.
Base Management Fees
Under the Investment Advisory Agreement, we pay Terra Income Advisors a base management fee, which is calculated at an annual rate of 2.0% of our average gross assets.
2018 vs. 2017 — For the year ended September 30, 2018 as compared to the same period in 2017, base management fees increased by $0.5 million due to an increase in our gross assets.
2017 vs. 2016 — For the year ended September 30, 2017 as compared to the same period in 2016, base management fees increased by $0.7 million due to an increase in our gross assets.
Operating Expense Reimbursed to Adviser
Under the Investment Advisory Agreement, we reimburse Terra Income Advisors for operating expenses incurred in connection with administrative services provided to us, including compensation to administrative personnel.
2018 vs. 2017 — For the year ended September 30, 2018 as compared to the same period in 2017, operating expense reimbursed to Terra Income Advisors increased by $0.3 million, primarily due to an increase an increase in gross proceeds from the now ended Offering, which is used as the basis for costs allocated to us by Terra Income Advisors.

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
For the year ended September 30, 2018, we recorded servicing fees of $0.9 million. There were no servicing fees recorded for the years ended September 30, 2017 and 2016.
Professional Fees
2018 vs. 2017 — For the year ended September 30, 2018 as compared to the same period in 2017, professional fees increased by $0.4 million, primarily due to additional legal fees incurred in connection with the filing of our proxy statement.
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
Interest Expense from Obligations under Participation Agreements
2018 vs. 2017 — For the year ended September 30, 2018 as compared to the same period in 2017, interest expense from obligations under participation agreements decreased by $0.6 million, primarily due to decrease in weighted average outstanding balance on obligations under participation agreements as well as a decrease in weighted average interest rate on the obligations under participation agreements.
2017 vs. 2016 — For the year ended September 30, 2017 as compared to the same period in 2016, interest expense from obligations under participation agreements decreased by $0.8 million, primarily due to the non-payment of $0.9 million of interest expense recorded for the year ended September 30, 2017 on a loan on which we had a participation liability because we did not receive the related interest income payment from the borrower to make the interest expense payment.
Marketing Expenses
2018 vs. 2017 — For the year ended September 30, 2018 as compared to the same period in 2017, marketing expenses decreased by $0.4 million, primarily due to the ending of the Offering on April 20, 2018.
2017 vs. 2016 — For the year ended September 30, 2017 as compared to the same period in 2016, marketing expenses remained substantially the same.
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
2018 vs. 2017 — For the year ended September 30, 2018 as compared to the same period in 2017, amortization of offering costs decreased by $0.3 million, primarily due to the end of our Offering on April 20, 2018.
2017 vs. 2016 — For the year ended September 30, 2017 as compared to the same period in 2016, amortization of offering costs decreased by $0.9 million, primarily due to the offering costs incurred prior to the commencement of operations having been fully amortized on June 30, 2016.
Expense Reimbursement from Adviser
On June 30, 2015, we entered into an expense support agreement (the “Expense Support Agreement”) with Terra Income Advisors, whereby Terra Income Advisors may pay up to 100% of our costs and expenses for any period since inception, including all fees payable to Terra Income Advisors pursuant to the Investment Advisory Agreement, until we and Terra Income Advisors mutually agree otherwise. This payment (the “Expense Support Payment”) for any month shall be paid by Terra Income Advisors to us in any combination of cash or other immediately available funds, and/or offsets against amounts due from us to Terra Income Advisors. The purpose of the Expense Support Payment is to reduce offering and operating expenses until we have achieved economies of scale sufficient to ensure that we are able to bear a reasonable level of expense in relation to investment income. Operating expenses subject to the Expense Support Agreement include expenses as determined by United States generally accepted accounting principles (“U.S. GAAP”), including, without limitation, fees payable to Terra Income Advisors and interest on indebtedness for such period, if any.
Pursuant to the terms of the Expense Support Agreement, we have agreed to reimburse Terra Income Advisors for each Expense Support Payment within three years after such Expense Support Payment is made by Terra Income Advisors. Reimbursement shall be made as promptly as possible on a date mutually agreed to by us and Terra Income Advisors provided that (i) the operating expense ratio, defined as operating expenses excluding organization and offering expenses, base management fees, incentive fees and any interest expense attributable to indebtedness by us (“Net Operating Expenses”) expressed as a percentage of our net assets on the relevant measurement date, as of such reimbursement date is equal to or less than the operating expense ratio as of the Expense Support Payment date attributable to such specified Expense Support Payment, (ii) the annualized distribution rate (exclusive of any U.S. GAAP return of capital) as of such reimbursement date is equal to or greater than the annualized distribution rate as of the Expense Support Payment date attributable to such specified Expense Support Payment; (iii) such reimbursement date is not later than three years following such specified Expense Support Payment date; and (iv) the Expense Support Payment does not cause our Net Operating Expenses to exceed 1.5% of our net assets attributable to common shares, after taking such reimbursement into account. Terra Income Advisors is entitled to reimbursement of all previously unreimbursed Expense Support Payments in the event of termination of the Expense Support Agreement. As of September 30, 2018, we have not reimbursed Terra Income Advisors for any Expense Support Payments because the conditions for reimbursement have not been met and the Expense Support Payments of $1.7 million made through September 30, 2015 are no longer eligible for reimbursement because the three year period has elapsed.
2018 — For the year ended September 30, 2018, there were no expenses reimbursed by Terra Income Advisors.
2017 — For the year ended September 30, 2017, there were no expenses reimbursed by Terra Income Advisors.
2016 — For the year ended September 30, 2016, we recognized expense reimbursements made by Terra Income Advisors of $0.6 million, which are included in the statements of operations.
Reduction of Offering Costs
2018 — For the year ended September 30, 2018, we did not record any reduction of offering costs.
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
Net Change in Unrealized Appreciation or Depreciation on Investments and Obligations under Participation Agreements
Net change in unrealized appreciation or depreciation on investments and obligations under participation agreements reflects the change in our portfolio investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses, when gains or losses are realized. Valuation of our portfolio investments and obligations under participation agreements fluctuates over time, reflecting changes in the market yields for loans and debt investments, and any associated premium or discount and origination or exit fee are amortized down or accreted up to par value as each investment approaches maturity.
2018 vs. 2017 — For the year ended September 30, 2018 as compared to the same period in 2017, net change in unrealized appreciation on investments decreased by $0.2 million, and net change in unrealized depreciation on obligations under participation agreements decreased by $0.01 million, primarily due to new investments entered into in the current period and offset by a reduction in value from several loans approaching maturity in the current periods which will settle at par.
2017 vs. 2016 — For the year ended September 30, 2017 as compared to the same period in 2016, net change in unrealized appreciation on investments increased by $0.2 million and net change in unrealized appreciation on obligations under participation agreements decreased by $0.1 million, reflecting a decrease in the fair value of the two loans which were settled at par.
Net Increase (Decrease) in Net Assets Resulting from Operations
2018 — For the year ended September 30, 2018, we recorded a net increase in net assets resulting from operations of $2.9 million. Based on the weighted average shares of common stock outstanding, our per share net increase in net assets resulting from operations was $0.34.

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
Prior to investing in securities of portfolio companies, we invest the net proceeds from the Offering and from sales and paydowns of existing investments primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, consistent with our intended BDC election and our election to be taxed as a RIC.
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
Cash Flows for the Year Ended September 30, 2018
Operating Activities — For the year ended September 30, 2018, net cash used in operating activities was $23.9 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, repayments and sales of portfolio investments, among other factors. Cash flows used in operating activities for the year ended September 30, 2018 were primarily purchases of investments totaling $31.9 million, partially offset by repayments of investments of $6.2 million.
Financing Activities — For the year ended September 30, 2018, net cash provided by financing activities was $7.4 million, primarily related to proceeds from the issuance of common stock of $17.3 million, partially offset by distributions paid to stockholders of $5.3 million, payments for repurchases of common stock under stock repurchase plan of $3.6 million and payments of selling commissions and dealer manager fees of $1.0 million.
Cash Flows for the Year Ended September 30, 2017
Operating Activities — For the year ended September 30, 2017, net cash used in operating activities was $28.2 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, repayments and sales of portfolio investments, among other factors. Cash flows used in operating activities for the year ended September 30, 2017 were primarily purchases of investments totaling $44.8 million, partially offset by repayments of investments of $28.5 million. Additionally, we made $12.9 million of repayments on obligations under participation agreements for the year ended September 30, 2017.

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
Cash Flows for the Year Ended September 30, 2016
Operating Activities — For the year ended September 30, 2016, net cash used in operating activities was $12.6 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and sales of portfolio investments, among other factors. Cash flows used in operating activities for the year ended September 30, 2016 were primarily purchases of investments totaling $26.3 million, partially offset by net proceeds from obligations under participation agreements of $14.3 million.
Financing Activities — Net cash provided by financing activities was $36.8 million for the year ended September 30, 2016, primarily related to proceeds from the issuance of common stock of $39.9 million and reimbursement of $1.3 million from Terra Capital Markets for commissions and dealer manager fees we paid related to shares sold prior to February 20, 2016, partially offset by payments of selling commissions, dealer manager fees and transaction charges of $2.8 million and distributions paid to stockholders of $1.6 million.
RIC Status and Distributions
We have elected to be treated for federal income tax purposes and to qualify annually thereafter, as a RIC under Subchapter M of the Code. In order to maintain our qualification to be taxed as a RIC, we must, among other things, distribute at least 90.0% of our “investment company taxable income,” as defined by the Code, each year. As long as the distributions are declared by the later of the fifteenth day of the ninth month following the close of the taxable year or the due date of the tax return, including extensions, distributions paid up to one year after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We are also subject to nondeductible federal excise taxes if we do not distribute at least 98.0% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years on which we paid no federal income taxes. As of September 30, 2018, we have made sufficient distributions to our stockholders to maintain our qualification to be taxed as a RIC and to preclude the imposition of either U.S. federal corporate income or excise taxation.
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
We intend to continue to make our ordinary distributions in the form of cash out of assets legally available for distribution unless stockholders elect to receive their cash distributions in additional shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.
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
We may fund our cash distributions to stockholders from any sources of funds available to us, including, borrowings, net investment income from operations, capital gain proceeds from the sale of assets, non-capital gain proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies. We have not established limits on the amount of funds we may use from available sources to make distributions.
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
Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the statements of operations. For the years ended September 30, 2018, 2017 and 2016, we did not incur any interest or penalties.

Contractual Obligations
We have entered into certain contracts under which we have material future commitments. On April 20, 2015, we entered into the Investment Advisory Agreement with Terra Income Advisors in accordance with the 1940 Act. The Investment Advisory Agreement became effective on June 24, 2015, the date that we met the Minimum Offering Requirement. Terra Income Advisors serves as our investment adviser in accordance with the terms of the Investment Advisory Agreement. Payments under the Investment Advisory Agreement in each reporting period consist of (i) a base management fee equal to a percentage of the value of our average gross assets and (ii) an incentive fee based on our performance. Terra Income Advisors is reimbursed for allocated administrative expenses incurred on our behalf. For the years ended September 30, 2018, 2017 and 2016, we incurred $1.7 million, $1.2 million, and $0.6 million in base management fee under the Investment Advisory Agreement, respectively. For the years ended September 30, 2018, 2017 and 2016, we accrued incentive fees on capital gains of $0.04 million, $0.09 million and $0.03 million, respectively, based on net unrealized capital gains of $0.2 million, $0.4 million and $0.1 million, respectively. No incentive fees on capital gains are actually payable by us with respect to unrealized gains unless and until those gains are realized. For the years ended September 30, 2018, 2017 and 2016, we incurred $0.9 million, $0.5 million and $0.3 million in allocated administrative expenses reimbursable to Terra Income Advisors, respectively.
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
On September 30, 2017, we adopted the Servicing Plan and the Second Amended Dealer Manager Agreement, which revised the terms of the servicing fee (which was previously referred to as a transaction charge). Pursuant to the Servicing Plan, Terra Capital Markets receives a servicing fee at an annual rate of 1.125% of the most recently published net asset value per share of our common stock, excluding shares sold through the DRIP, in exchange for providing certain administrative support services. With respect to each share sold, the servicing fee will be payable annually on the anniversary of the applicable month of purchase. Terra Capital Markets, in its discretion, may re-allow a portion of such servicing fee to participating dealers for performing certain administrative support services. The Servicing Plan will remain in effect for so long as such continuance is approved quarterly by the Board, including a majority of our directors who are not “interested persons” as defined in the 1940 Act and who have no direct or indirect financial interest in the operation of the Servicing Plan or in any agreements entered into in connection therewith. In addition, the Board will review all payments made pursuant to the Servicing Plan at least quarterly. We will no longer incur the annual servicing fee upon the earlier of (i) the aggregate underwriting compensation from all sources, including selling commissions, dealer manager fees, broker-dealer fees, and servicing fees would exceed 10% of the gross proceeds in the Offering, (ii) with respect to a specific share, the date that such share is redeemed or is no longer outstanding, and (iii) the date, if any, upon which a liquidity event occurs. In connection with the adoptions of the Servicing Plan and the Second Amended Dealer Manager Agreement, we reduced the previously recorded transaction charges by $3.2 million for the year end September 30, 2017.
For the years ended September 30, 2018, 2017 and 2016, we incurred $0.9 million, $3.3 million and $3.6 million of broker-dealer commissions and fees, respectively, and, of this amount, $0.7 million, $2.3 million, and $2.5 million were re-allowed to selected broker-dealers, respectively. For the year ended September 30, 2018, we recorded servicing fees of $0.9 million, as reflected on the statements of operations. There were no servicing fees recorded for the years ended September 30, 2017 and 2016. As of September 30, 2018, unpaid servicing fees were $0.1 million and were included in accrued expenses on the statements of assets and liabilities.
Certain of our loans provide for commitment to fund the borrower at a future date. As of September 30, 2018, we had two loans with total funding commitments of $27.0 million, of which we funded $8.8 million. We expect to fund $17.1 million in the next year and the remaining $1.1 million in the second year.

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
In June 2018, the SEC adopted amendments that raise the thresholds in the smaller reporting company definition. Under the new definition, generally, a company qualifies as a “smaller reporting company” if: (i) it has public float of less than $250 million; or (ii) it has less than $100 million in annual revenues and no public float or public float of less than $700 million. These amendments did not have any impact on us.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure framework — Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The objective of ASU 2018-13 is to improve the effectiveness of disclosures in the notes to financial statements by facilitating clear communication of information required by U.S. GAAP. The amendments in ASU 2018-13 added, removed and modified certain fair value measurement disclosure requirements. ASU 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption.

All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of ASU 2018-13. We do not expect the adoption of ASU 2018-13 to have a material impact on our financial statements and disclosures.
In August 2018, the SEC adopted a final rule that eliminates or amends disclosure requirements that have become duplicative, overlapping, or outdated in light of other SEC disclosure requirements, U.S. GAAP, or changes in the information environment (the “Final Rule”). The Final Rule is intended to simplify and update the disclosure of information to investors and reduce compliance burdens for companies, without significantly altering the total mix of information available to investors. Among other items, the Final Rule requires registrants to include in their interim financial statements a reconciliation of changes in net assets or stockholders’ equity in the notes or as a separate statement. The Final Rule is effective for all filings made on or after November 5, 2018; however, the SEC would not object if a filer’s first presentation of the changes in net assets or stockholders' equity was included in its Form 10-Q for the quarter that begins after the effective date of the Final Rule. We intend to adopt the Final Rule in the first quarter of fiscal year 2019. The adoption of the Final Rule is not expected to have a material impact on our financial statements and disclosures.
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
As of September 30, 2018, we had six investments with an aggregate principal balance of $26.9 million that provides for interest income indexed to London Interbank Offered Rate (“LIBOR”), all of which are subject to a LIBOR floor. A decrease of 1% in LIBOR would have no impact on our annual interest income because the interest rates are protected by the respective LIBOR floor. An increase of 1% in LIBOR would increase our annual interest income by $0.1 million.
We may hedge against interest rate and currency exchange rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts, subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. For the years ended September 30, 2018, 2017 and 2016, we did not engage in interest rate hedging activities.
In addition, we may have risks regarding portfolio valuation. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Valuation of Investments.”
Item 8. Financial Statements and Supplementary Data.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

Changes in Internal Control Over Financial Reporting
During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
Item 9B. Other Information
On August 7, 2018, our Board, including all of the directors who are not “interested persons” as defined in the 1940 Act, voted to adopt an amended and restated distribution reinvestment plan (“DRIP”), which amended our previous DRIP to provide that we will now sell shares thereunder at a price equal to our most recently disclosed net asset value per share of our common stock immediately prior to the applicable distribution payment date, effective as of September 8, 2018. The terms of the previous DRIP otherwise remain unchanged.
On November 13, 2018, our sponsor, Terra Capital Partners, announced that Vik Uppal, who currently serves as the Chief Investment Officer of Terra Capital Partners, has been appointed the Chief Executive Officer of Terra Capital Partners, effective December 1, 2018. Mr. Uppal succeeds Bruce D. Batkin, the founder of Terra Capital Partners, who will assume the role of Vice Chairman of Terra Capital Partners. In connection with this transition, Mr. Batkin notified our Board that he intends to resign as our Chief Executive Officer, effective upon the affirmative vote at our 2018 annual meeting of stockholders of a majority of the outstanding shares of common stock, as defined in the 1940 Act, of the new investment advisory agreement between us and Terra Income Advisors, as more fully described in our Current Report on Form 8-K filed with the SEC on February 14, 2018. Mr. Batkin is not resigning as our Chief Executive Officer because of any disagreement with our company on any matter relating to our operations, policies, or practices. Mr. Batkin will continue to serve as a member of our Board subsequent to the effectiveness of his resignation as our Chief Executive Officer.
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
Interested Directors
Simon J. Mildé has served as Chairman of the Board and Chairman of the board of managers of Terra Income Advisors since May 2013. He has also served as the Chairman of each of Terra Capital Advisors, LLC (“Terra Capital Advisors”), Terra Capital Advisors 2, LLC (“Terra Capital Advisors 2”) and Terra Income Advisors 2, LLC (“Terra Income Advisors 2”), since April 2009, September 2012 and October 2016, respectively. Mr. Mildé co-founded Terra Capital Partners and has served as the Chairman of its board of directors since its formation in 2001 and its commencement of operations in 2002, and also serves as the Chairman of each of Terra Secured Income Fund (“TSIF”), Terra Secured Income Fund 2 (“TSIF 2”), Terra Secured Income Fund 3 (“TSIF 3”), Terra Secured Income Fund 4 (“TSIF 4”), TSIF 5, Terra Secured Income Fund 5 International (“Terra International”), Terra Income Fund International (“TIFI”), TSIF 7, TPT and TPT 2, since July 2009, May 2011, January 2012, September 2012, August 2013, June 2014, October 2016, October 2016, January 2016 and September 2016, respectively. He has over 40 years’ experience in global real estate finance, investment and management. Prior to founding Terra Capital Partners, Mr. Mildé was founder, CEO and Chairman of Jones Lang Wootton North America (formerly Jones Lang LaSalle Incorporated and now JLL), the second‑largest commercial real estate broker in the world, from 1977 to 1994. He was also one of the founders of JLW Realty Advisors, which has grown into a $50 billion global real estate investment management business. Today, its successor company ranks as one of the largest real estate investment managers in the world. Mr. Mildé has also served as the Chairman and CEO of The Greenwich Group International, a global real estate investment banking firm, and Capital District Properties, a commercial real estate development and investment company since 1995 and 2004, respectively. He was a former member of the Royal Institution of Chartered Surveyors and was a former Governor of the Real Estate Board of New York and former member of the Advisory Board of the Real Estate Institute of New York University. Mr. Mildé attended Regent Street Tech College in London, England and the Royal Institution of Chartered Surveyors in England.
Bruce D. Batkin has served as one of our directors and our Chief Executive Officer, as well as the Chief Executive Officer of Terra Income Advisors, since May 2013. On November 8, 2018, Mr. Batkin notified our Board that he intends to resign as our Chief Executive Officer, effective upon the affirmative vote at our 2018 annual meeting of stockholders of a majority of the outstanding shares of common stock, as defined in the 1940 Act, of the new investment advisory agreement between us and Terra Income Advisors, as more fully described in our Current Report on Form 8-K filed with the SEC on February 14, 2018. Mr. Batkin will continue to serve as a member of our Board subsequent to the effectiveness of his resignation as our Chief Executive Officer. Mr. Batkin has also has served as Chief Executive Officer of each of Terra Capital Advisors, Terra Capital Advisors 2 and Terra Income Advisors 2 since April 2009, September 2012 and October 2016, respectively. Mr. Batkin also has served as President of TSIF since July 2009 and as Chief Executive Officer of TSIF 2, TSIF 3, TSIF 4, TSIF 5, Terra International, TIFI, TSIF 7, TPT and TPT 2 since May 2011, January 2012, September 2012, August 2013, June 2014, October 2016, October 2016, January 2016 and September 2016, respectively. As a co‑founder of Terra Capital Partners, he has served as its President and Chief Executive Officer since its formation in 2001 and its commencement of operations in 2002, managing its real estate debt and equity investment programs. Mr. Batkin has over 35 years’ experience in real estate acquisition, finance, development, management and investment banking. Prior to founding Terra Capital Partners, he held senior management positions at Merrill Lynch & Co. Inc., Donaldson, Lufkin & Jenrette Securities Corporation (now Credit Suisse (USA) Inc.), ABN AMRO Bank N.V. and several private real estate development partnerships. Mr. Batkin has acquired major commercial properties throughout the United States and has acted as managing partner in over $5 billion of real estate investments for domestic and foreign investors. He is a member of the Urban Land Institute, the Real Estate Academic Initiative at Harvard University, the Cornell Real Estate Council and the Committee for Economic Development. He is also a participant in the Yale CEO Summit. Mr. Batkin received a B.Arch. from Cornell University and an M.B.A. from Harvard Business School.

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
Robert E. Marks has served as one of our independent directors since March 2015. Since 1994, Mr. Marks has been the President of Marks Ventures, LLC, a private equity investment firm. From 1982 to 1994, he served in the capacities of both Managing Director and Vice President for Carl Marks & Co. Inc., where he was co‑head of the firm’s leveraged buyout investing activity. From 1978 to 1982, he was a corporate finance associate with Dillon, Read & Co. Inc., an investment banking firm. From 1974 to 1976, he worked for the Export‑Import Bank of the United States, performing research and analysis on the economic fundamentals underpinning particular loan proposals. Mr. Marks was Chairman of the Board of Directors of Denny’s Corporation (NASDAQ: DENN) from 2004 through 2006 and is currently a director, the Chair of the Audit and Finance Committee and a member of the Corporate Governance Committee. He is currently the Chair of the Audit Committee and a member of the Corporate Governance Committee of Trans World Entertainment Corporation (NASDAQ: TWMC). Until July 2014, he served as Chairman of the Compensation Committee and Nominating and Corporate Governance Committee for Emeritus Corporation (formerly NYSE: ESC). Mr. Marks also serves on the board of directors of two private companies, Harris Environmental Systems LLC and Pacific Tool Inc., and on the board of trustees for one charitable organization, the Greenwich, Connecticut Public Library. He served on the board of trustees of The International Rescue Committee until February 2015 and is currently an overseer. From 2005 to 2013 Mr. Marks was a member of the Board of Trustees of the Fisher House Foundation. Until January 2015, he also served on the board of trustees of one private club, The Field Club of Greenwich. From 2010 through 2015, Mr. Marks served on the Stanford University Alumni Committee on Trustee Nominations, which is responsible for selecting members to the university’s board of trustees. Mr. Marks received a B.A. and an M.A. in Economics, Phi Beta Kappa and with distinction and departmental honors, from Stanford University in 1974 and an M.B.A. from Harvard Business School in 1978 with a concentration in Finance and General Management.
Executive Officers
The following persons serve as our executive officers in the following capacities:

NAME	AGE	POSITION(S) HELD
Simon J. Mildé	72	Chairman of the Board
Bruce D. Batkin	65	Chief Executive Officer (1)
Stephen H. Hamrick	66	President
Gregory M. Pinkus	54	Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary
Daniel J. Cooperman	44	Chief Originations Officer
Michael S. Cardello	67	Chief Compliance Officer

_______________

(1)
On November 8, 2018, Mr. Batkin notified our Board that he intends to resign as our Chief Executive Officer, effective upon the affirmative vote at our 2018 annual meeting of stockholders of a majority of the outstanding shares of common stock, as defined in the 1940 Act, of the new investment advisory agreement between us and Terra Income Advisors, as more fully described in our Current Report on Form 8-K filed with the SEC on February 14, 2018. Mr. Batkin is not resigning as our CEO because of any disagreement with our company on any matter relating to our operations, policies, or practices. Mr. Batkin will continue to serve as a member of our Board subsequent to the effectiveness of his resignation as our Chief Executive Officer.

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
Section 16(a) Beneficial Ownership Reporting Compliance
Pursuant to Section 16(a) of the Exchange Act, our directors and executive officers, and any persons holding more than 10% of its common stock, are required to report their beneficial ownership and any changes therein to us and the SEC. Specific due dates for those reports have been established, and we are required to report herein any failure to file such reports by those due dates. Based solely on a review of the copies of such reports and written representations delivered to us by such persons, we believe that there were no violations of Section 16(a) by such persons during the year ended September 30, 2018, except that Simon J. Mildé, Bruce D. Batkin and Daniel J. Cooperman each did not timely file a Form 4 with the SEC to report a transaction.
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
The following table sets forth compensation of our directors for the year ended September 30, 2018:

Name	Fees Earned or Paid in Cash	All Other Compensation	Total
Interested Directors
Simon J. Mildé	$—	$—	$—
Bruce D. Batkin	$—	$—	$—
Independent Directors
Jeffrey M. Altman	$39,500	$—	$39,500
Michael L. Evans	$44,500	$—	$44,500
Robert E. Marks	$39,500	$—	$39,500
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth, as of November 16, 2018, information with respect to the beneficial ownership of our common stock by:

•	any person known to us to beneficially own more than 5% of the outstanding shares of our common stock;

•	each member of the Board and each executive officer; and

•	all of the members of the Board and executive officers as a group.
Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. There are no shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of November 16, 2018. Ownership information for those persons who beneficially own 5% or more of our shares of common stock is based upon reports filed by such persons with the SEC and other information obtained from such persons, if available. Unless otherwise indicated, we believe that each beneficial owner set forth in the table below has sole voting and investment power. Our directors are divided into two groups: interested directors and independent directors. Interested directors are “interested persons” of the Company as defined in Section 2(a)(19) of the 1940 Act.

	Shares Beneficially Owned as of November 16, 2018
Name(1)	Number of Shares	Percentage(2)
Interested Directors
Simon J. Mildé	3,441	*
Bruce D. Batkin	9,272	*
Independent Directors
Jeffrey M. Altman	—	—
Michael L. Evans	—	—
Robert E. Marks	—	—
Executive Officers
Stephen H. Hamrick	—	—
Gregory M. Pinkus	—	—
Daniel J. Cooperman	1,007	*
Michael S. Cardello	—	—
All officers and directors as a group (9 persons)	13,720	*
_______________
* Less than one percent.

(1)	Unless otherwise indicated, the address of each beneficial owner is c/o Terra Capital Partners, LLC, 805 Third Avenue, 8th Floor, New York, New York 10022.

(2)	Based on a total of 8,993,736 shares of common stock issued and outstanding as of November 16, 2018.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
We have procedures in place for the review, approval and monitoring of transactions involving the Company and certain persons related to us. For example, our Code of Ethics generally prohibits any employee, officer or director from engaging in any transaction where there is a conflict between such individual’s personal interest and the interests of the Company and requires that those parties submit quarterly transactions reports and annual holdings reports to our Chief Compliance Officer. Our Chief Compliance Officer is required to review and approve all related-party transactions (as defined in Item 404 of Regulation S-K promulgated under the Exchange Act). Any amendment or waiver of the Code of Ethics for any executive officer or director must be approved by the Board and publicly disclosed as required by applicable law and regulations.
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
Terra Income Advisors has funded our offering costs and organization costs. Organization expenses are expensed on our statements of operations. All offering costs incurred during the offering period are recorded as deferred charge and amortized over twelve months from the date the cost is incurred, with the exception of those costs that were incurred prior to the commencement of operations on June 24, 2015, which are being amortized over a 12-month period from that date forward. Terra Income Advisors is responsible for the payment of our cumulative organization and offering expenses to the extent such expenses exceed 1.5% of the gross proceeds from the Offering, without recourse against or reimbursement by us. As a result, Terra Income Advisors paid for all organization and offering expenses in excess of 1.5% of the gross proceeds from the Offering. As of September 30, 2018 and 2017, Terra Income Advisors funded offering costs and organization costs in the amount of $3.6 million and $3.2 million, respectively. As of September 30, 2018, we were obligated to reimburse Terra Income Advisors $1.6 million of the cumulative offering costs and organizations incurred, all of which were reimbursed. The unreimbursed amount in excess of 1.5% of actual gross proceeds received was $0.1 million as of September 30, 2017, and is included in Due to Adviser, net on the statements of assets and liabilities. For the years ended September 30, 2018, 2017 and 2016, we made reimbursement payments of $0.2 million, $1.0 million and $0.1 million, respectively, to Terra Income Advisors for offering costs incurred on our behalf.

Under the Dealer Manager Agreement, Terra Capital Markets is entitled to receive selling commissions, broker-dealer fees and dealer manager fees in connection with the sale of shares of common stock in the Offering, all or a portion of which may be re-allowed to selected broker-dealers. On April 27, 2016, we adopted the Amended Dealer Manager Agreement to change the terms of the underwriting compensation. On September 30, 2017, we adopted the Servicing Plan and the Second Amended Dealer Manager Agreement to revise the terms of the servicing fee (which was previously referred to as a transaction charge). For the years ended September 30, 2018, 2017 and 2016, we incurred $0.9 million, $3.3 million and $3.6 million of broker-dealer commissions and fees, respectively, and, of this amount, $0.7 million, $2.3 million and $2.5 million were re-allowed to selected broker-dealers, respectively.
Pursuant to the Expense Support Agreement, Terra Income Advisors has agreed to reimburse us for certain operating expenses for any period since inception, until we and Terra Income Advisors mutually agree otherwise. This payment for any month shall be paid by Terra Income Advisors to us in any combination of cash or other immediately available funds, and/or offsets against amounts due from us to Terra Income Advisors. Reimbursement shall be made as promptly as possible on a date mutually agreed to by us and Terra Income Advisors provided that (i) the operating expense ratio, defined as Net Operating Expenses expressed as a percentage of our net assets on the relevant measurement date, as of such reimbursement date is equal to or less than the operating expense ratio as of the Expense Support Payment date attributable to such specified Expense Support Payment, (ii) the annualized distribution rate (exclusive of any U.S. GAAP return of capital) as of such reimbursement date is equal to or greater than the annualized distribution rate as of the Expense Support Payment date attributable to such specified Expense Support Payment; (iii) such reimbursement date is not later than three years following such specified Expense Support Payment date; and (iv) the Expense Support Payment does not cause our Net Operating Expenses to exceed 1.5% of our net assets attributable to common shares, after taking such reimbursement into account. Terra Income Advisors is entitled to reimbursement of all previously unreimbursed Expense Support Payments in the event of termination of the Expense Support Agreement. For the years ended September 30, 2018 and 2017, we did not record any Expense Support Payment. For the year ended September 30, 2016, we recorded Expense Support Payment of $0.6 million, which is included in the statements of operations. As of September 30, 2018, we have not reimbursed Terra Income Advisors for any Expense Support Payments because the conditions for reimbursement have not been met and the Expense Support Payments of $1.7 million made through September 30, 2015 are no longer eligible for reimbursement because the three year period has elapsed.
Potential Conflicts of Interest
Terra Income Advisors, our investment adviser, and its affiliates who currently serve as the investment manager to the Terra Income Funds, share the same senior management and investment team. While Terra Income Advisors intends to allocate investment opportunities in a fair and equitable manner consistent with our investment objectives and strategies, if necessary, so that we will not be disadvantaged in relation to any other client of Terra Income Advisors, it is possible that some investment opportunities may be provided to the Terra Income Funds rather than to us.
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
Director Independence
In accordance with our charter, the Board consists of a majority of independent directors. We do not consider a director independent unless the Board has determined that he or she has no material relationship with us and is therefore not an “interested person,” as defined by Section 2(a)(19) of the 1940 Act. We monitor the relationships of our directors and officers through the activities of the nominating and corporate governance committee of the Board (the “Nominating Committee”) and through a questionnaire each director completes no less frequently than annually and updates periodically as information provided in the most recent questionnaire changes. The Board limits membership on the Audit Committee and the Nominating Committee to independent directors and requires that the valuation committee of the Board have at least two independent directors as members.
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
Item 14. Principal Accountant Fees and Services.
For the years ended September 30, 2018 and 2017, KPMG LLP (“KPMG”) served as our independent auditor and provided certain tax and other services. The Audit Committee currently anticipates that it will engage KPMG as our independent auditor to audit our financial statements for the year ending September 30, 2019, subject to agreeing on fee estimates for the audit work. The Audit Committee reserves the right, however, to select a new auditor at any time in the future in its discretion if it deems such decision to be in the best interests of us and our stockholders. Any such decision would be disclosed to the stockholders in accordance with applicable securities laws.
Audit Fees
The following table displays fees for professional services by KPMG for the years ended September 30, 2018 and 2017:

	Fiscal Year Ended September 30, 2018	Fiscal Year Ended September 30, 2017
Audit Fees	$253,677	$285,716
Audit-Related Fees	—	—
Tax Fees	18,000	13,000
All Other Fees	—	—
Total	$271,677	$298,716

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
Pre-Approval Policies
We have established a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by our independent auditor. Pursuant to this policy, the Audit Committee will pre-approve the audit and non-audit services performed by our independent auditor in order to assure that the provision of such services does not impair the auditor’s independence. Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval in accordance with the pre-approval policy, irrespective of the amount of fees associated with such services, and cannot commence until such approval has been granted. Normally, pre-approval is provided at the regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated must report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by our independent auditor to management. All services rendered by KPMG for the fiscal years ended September 30, 2018 and 2017 were pre-approved in accordance with the policies set forth above.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
The following documents are filed as part of this annual report on Form 10-K:
(1) Financial Statements
The following financial statements are set forth on Item 8:
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

4.1	Form of Subscription Agreement (incorporated by reference to Appendix A to the Final Prospectus dated February 2, 2018, filed with the SEC on February 2, 2018).
4.2*	Amended and Restated Distribution Reinvestment Plan
10.1	Second Amended and Restated Dealer Manager Agreement, dated as of September 30, 2017 (incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K filed with the SEC on November 20, 2017).
10.2	Servicing Plan, dated as of September 30, 2017(incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K filed with the SEC on November 20, 2017).
10.3	Form of Selected Dealer Agreement (incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-K filed with the SEC on November 20, 2017).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Filed herewith.
Item 16. Form 10-K Summary.
None.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Terra Income Fund 6, Inc.:

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of Terra Income Fund 6, Inc. (the Company), including the schedules of investments, as of September 30, 2018 and 2017, the related statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended September 30, 2018, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of September 30, 2018 and 2017, by correspondence with custodian and portfolio companies. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.

New York, New York
November 16, 2018

Terra Income Fund 6, Inc.
Statements of Assets and Liabilities

	September 30,
	2018	2017
Assets
Investments, at fair value - non-controlled (amortized cost of $28,777,757 and $23,297,788, respectively)	$29,174,139	$23,675,007
Investment through participation interest, at fair value - non-controlled (amortized cost of $42,827,482 and $21,889,469, respectively) (Note 4)	43,246,193	22,121,382
Total investments	72,420,332	45,796,389
Cash and cash equivalents	15,753,725	32,176,500
Restricted cash	1,513,891	1,547,407
Interest receivable	666,284	438,001
Prepaid expenses and other assets	47,643	108,976
Total assets	90,401,875	80,067,273
Liabilities
Obligations under participation agreements, at fair value (proceeds of $1,800,000 and $1,800,000, respectively) (Note 4)	1,809,101	1,820,502
Interest reserve and other deposits held on investments	1,513,891	1,547,407
Due to Adviser, net	576,219	707,927
Accrued expenses	440,109	245,948
Deferred revenue	247,583	—
Interest payable from obligations under participation agreements	16,250	16,250
Directors’ fees payable	—	5,625
Payable for unsettled stock subscriptions	—	226,642
Other liabilities	25,312	162,679
Total liabilities	4,628,465	4,732,980
Net assets	$85,773,410	$75,334,293
Commitments and contingencies (See Note 5)
Components of net assets:
Common stock, $0.001 par value, 450,000,000 shares authorized, and 8,972,358 and 7,530,130 shares issued and outstanding, respectively	$8,972	$7,530
Capital in excess of par	85,414,712	75,147,338
Accumulated (over-distributed) net investment income	(454,496)	(404,902)
Net unrealized appreciation on investments	815,093	609,132
Net unrealized appreciation on obligations under participation agreements	(10,871)	(24,805)
Net assets	$85,773,410	$75,334,293
Net asset value per share	$9.56	$10.00

See notes to financial statements.

Terra Income Fund 6, Inc.
Statements of Operations

	Years Ended September 30,
	2018	2017	2016
Investment income
Interest income	$8,649,725	$4,916,169	$3,003,645
Prepayment fee income	—	63,960	—
Other fee income	101,371	277,596	13,054
Total investment income	8,751,096	5,257,725	3,016,699
Operating expenses
Base management fees	1,684,442	1,202,568	552,011
Incentive fees on capital gains (1)	39,172	90,459	27,928
Operating expense reimbursement to Adviser (Note 4)	879,892	530,619	318,550
Servicing fees (Note 2, Note 4)	922,607	—	—
Professional fees	1,451,933	1,071,089	981,038
Interest expense from obligations under participation agreements (Note 4)	239,783	838,860	1,598,976
Marketing expenses	327,168	777,058	876,877
Amortization of deferred offering costs	114,132	375,748	1,312,811
Directors’ fees	117,875	113,000	123,125
Insurance expense	212,771	213,870	219,715
Interest expense on mortgage loan payable	—	35,974	—
General and administrative expenses	37,333	114,491	38,223
Total operating expenses	6,027,108	5,363,736	6,049,254
Less: Expense reimbursement from Adviser	—	—	(576,755)
Less: Reduction of offering costs	—	(944,248)	—
Net operating expenses	6,027,108	4,419,488	5,472,499
Net investment income (loss)	2,723,988	838,237	(2,455,800)
Net change in unrealized appreciation on investments	205,961	416,920	192,212
Net change in unrealized depreciation (appreciation) on obligations under participation agreements	13,934	27,767	(52,572)
Net increase (decrease) in net assets resulting from operations	$2,943,883	$1,282,924	$(2,316,160)
Per common share data:
Net investment income (loss) per share	$0.31	$0.15	$(0.99)
Net increase (decrease) in net assets resulting from operations per share	$0.34	$0.23	$(0.93)
Weighted average common shares outstanding	8,663,812	5,691,428	2,478,624
_______________

(1)
Incentive fees on capital gains are based on 20% of net unrealized capital gains of $219,895, $444,687 and $139,640 for the years ended September 30, 2018, 2017 and 2016, respectively. No incentive fees on capital gains are actually payable by the Company with respect to unrealized gains unless and until those gains are realized.

See notes to financial statements.

Terra Income Fund 6, Inc.
Statements of Changes in Net Assets

	Years Ended September 30,
	2018	2017	2016
Operations
Net investment income (loss)	$2,723,988	$838,237	$(2,455,800)
Net change in unrealized appreciation on investments	205,961	416,920	192,212
Net change in unrealized depreciation (appreciation) on obligations under participation agreements	13,934	27,767	(52,572)
Net increase (decrease) in net assets resulting from operations	2,943,883	1,282,924	(2,316,160)
Stockholder distributions
Distributions from return of capital	(4,665,786)	(4,631,433)	(2,474,642)
Distributions from net investment income	(2,887,713)	(467,761)	—
Net decrease in net assets resulting from stockholder distributions	(7,553,499)	(5,099,194)	(2,474,642)
Capital share transactions
Issuance of common stock	17,262,662	35,108,677	39,878,132
Reinvestment of stockholder distributions	2,283,295	1,696,283	910,904
Selling commissions and dealer manager fees	(914,494)	(3,324,658)	(3,647,210)
Reduction of transaction charge payable (Note 4)	—	3,195,513	—
Repurchases of common stock under stock repurchase plan	(3,582,730)	—	—
Offering costs	—	—	(37,348)
Net increase in net assets resulting from capital share transactions	15,048,733	36,675,815	37,104,478
Net increase in net assets	10,439,117	32,859,545	32,313,676
Net assets, at beginning of year	75,334,293	42,474,748	10,161,072
Net assets, at end of year	$85,773,410	$75,334,293	$42,474,748
Accumulated (over-distributed) net investment income	$(454,496)	$(404,902)	$(206,878)

Capital share activity
Shares outstanding, at beginning of year	7,530,130	4,222,358	926,357
Shares issued from subscriptions	1,587,124	3,148,661	3,219,293
Shares issued from reinvestment of stockholder distributions	221,864	159,111	76,708
Shares repurchased under stock repurchase plan	(366,760)	—	—
Shares outstanding, at end of year	8,972,358	7,530,130	4,222,358

See notes to financial statements.

Terra Income Fund 6, Inc.
Statements of Cash Flows

	Years Ended September 30,
	2018	2017	2016
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$2,943,883	$1,282,924	$(2,316,160)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized appreciation on investments	(205,961)	(416,920)	(192,212)
Net change in unrealized (depreciation) appreciation on obligations under participation agreements	(13,934)	(27,767)	52,572
Amortization of deferred offering costs	114,132	375,748	1,312,811
Amortization and accretion of investment-related fees, net	(489,380)	(277,558)	(4,286)
Amortization of (discount) premium on investments, net	(8,571)	96,846	—
Paid-in-kind interest, net	(161,266)	(32,381)	(42,534)
Purchases of investments	(31,935,831)	(44,777,167)	(26,299,670)
Repayments of investments	6,179,599	28,508,960	—
Proceeds from obligations under participation agreements	—	—	14,300,000
Repayments of obligations under participation agreements	—	(12,863,770)	—
Changes in operating assets and liabilities:
Decrease (increase) in deferred offering costs	—	361,482	(635,342)
Increase in interest receivable	(228,283)	(159,577)	(258,424)
Decrease (increase) in prepaid expenses and other assets	61,333	165,875	(243,447)
(Decrease) increase in interest reserve and other deposits held on investments	(33,516)	710,973	836,434
(Decrease) increase in due to Adviser, net	(245,840)	(1,166,629)	890,385
Increase in accrued expenses	194,161	27,588	45,767
Increase in deferred revenue	247,583	—	—
(Decrease) increase in interest payable from obligations under participation agreements	—	(128,325)	144,575
(Decrease) increase in directors’ fees payable	(5,625)	—	5,625
(Decrease) increase in payable for unsettled stock subscriptions	(226,642)	226,642	(316,000)
(Decrease) increase in other liabilities	(56,187)	(119,834)	120,269
Net cash used in operating activities	(23,870,345)	(28,212,890)	(12,599,637)

Cash flows from financing activities:
Issuance of common stock	17,262,662	35,108,677	39,878,132
Payments of stockholder distributions	(5,270,204)	(3,402,911)	(1,563,738)
Payments for repurchases of common stock under stock repurchase plan	(3,582,730)	—	—
Payments of selling commissions, dealer manager fees and transaction charges	(995,674)	(2,239,699)	(2,752,353)
Proceeds from mortgage financing	—	3,333,333	—
Repayments of mortgage financing	—	(3,333,333)	—
Reimbursement of selling commissions and dealer manager fees	—	—	1,296,877
Payments of offering costs	—	—	(37,348)
Net cash provided by financing activities	7,414,054	29,466,067	36,821,570
Net (decrease) increase in cash, cash equivalents and restricted cash	(16,456,291)	1,253,177	24,221,933
Cash, cash equivalents and restricted cash, at beginning of year (Note 2)	33,723,907	32,470,730	8,248,797
Cash, cash equivalents and restricted cash, at end of year (Note 2)	$17,267,616	$33,723,907	$32,470,730

Terra Income Fund 6, Inc.
Statements of Cash Flows (Continued)

	Years Ended September 30,
	2018	2017	2016
Supplemental disclosure of cash flow information:
Interest paid on mortgage loan payable and obligations under participation agreements	$237,250	$748,907	$1,246,367
Supplemental non-cash information:
Reinvestment of stockholder distributions	$2,283,295	$1,696,283	$910,904

See notes to financial statements.

Terra Income Fund 6, Inc.
Schedule of Investments
September 30, 2018

Portfolio Company (1)	Collateral Location	Property Type	Coupon Rate (2)	Current Interest Rate	Exit Fee	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (3)	% of Net Assets (4)
Investments — non-controlled
Mezzanine loans:
KOP Hotel XXXI Mezz, LP. (5) (6)	US - PA	Hotel	13.00%	13.00%	0.50%	11/24/2015	12/6/2022	$5,800,000	$5,794,295	$5,829,326	6.8%
Hertz Clinton One Mezzanine, LLC	US - MS	Office	12.00%	12.00%	0.00%	3/18/2016	1/1/2025	2,500,000	2,446,429	2,487,120	2.9%
YIP Santa Maria, LLC	US - CA	Hotel	13.00%	13.00%	1.00%	11/15/2016	12/9/2019	4,500,000	4,511,060	4,563,477	5.3%
140 Schermerhorn Street Mezz, LLC (5)(7)	US - NY	Hotel	12.00%	12.00%	1.00%	11/16/2016	12/1/2019	7,500,000	7,517,719	7,587,039	8.8%
Dwight Mezz II, LLC	US - CA	Student housing	11.00%	11.00%	0.00%	5/11/2017	5/6/2027	3,000,000	3,000,000	3,102,134	3.6%
Residential X Mezz Concord, LLC and Center Associates Mezz, LLC (8)	US - DE	Multifamily	12.00%	12.00%	2.00%	8/8/2017	9/5/2020	8,810,000	8,820,073	8,951,844	10.5%
CGI 1100 Biscayne Management Holdco, LLC (5)(7)	US - FL	Hotel	Current 12.00% PIK 4.00%	16.00%	1.00%	11/17/2017	5/17/2019	3,748,158	3,752,642	3,783,721	4.4%
221 W. 17th Street Owner, LLC (9)	US - NY	Condominium	12.75%	12.75%	1.00%	1/19/2018	3/31/2019	4,200,000	4,205,900	4,240,238	4.9%
Stonewall Station Mezz LLC (5)(7)	US - NC	Hotel	Current 12.00% PIK 2.00%	14.00%	1.00%	6/1/2018	5/20/2021	3,546,206	3,512,849	3,574,088	4.2%
LD Milpitas Mezz, LP (5)(6)(10)	US - CA	Hotel	10.25% + LIBOR (2.75% Floor)	13.00%	1.00%	6/27/2018	6/27/2021	—	—	—	—%
									43,560,967	44,118,987	51.4%
Preferred equity investments:
City Gardens 333 LLC (5)(7)	US - CA	Student housing	LIBOR + 9.95% (2.00% Floor)	12.22%	0.00%	4/11/2018	4/1/2021	2,729,612	2,697,817	2,729,612	3.2%
RS JZ Driggs, LLC (5)(7)	US - NY	Multifamily	12.25%	12.25%	1.00%	5/1/2018	5/1/2020	1,192,251	1,162,215	1,202,051	1.4%
Orange Grove Property Investors, LLC (5)(7)	US - CA	Condominium	LIBOR + 8.00% (4.00% Floor)	12.00%	1.00%	5/24/2018	6/1/2021	6,680,000	6,612,684	6,731,423	7.8%
NB Private Capital, LLC (5)(7)	US - IL	Student housing	LIBOR + 10.50% (3.50% Floor)	14.00%	1.00%	7/27/2018	7/27/2020	4,250,000	4,214,821	4,282,851	5.0%
									14,687,537	14,945,937	17.4%
First mortgages:
TSG-Parcel 1, LLC (5)(7)	US - CA	Land	LIBOR + 10.00% (2.00% Floor)	12.27%	1.00%	7/10/2015	12/31/2018	2,000,000	2,020,000	2,019,799	2.4%
OHM Atlanta Owner, LLC (5)(7)	US - GA	Land	LIBOR + 9.00% (3.00% Floor)	12.00%	1.00%	6/20/2017	12/20/2018	11,224,490	11,336,735	11,335,609	13.2%
									13,356,735	13,355,408	15.6%

Total Investments — non-controlled									$71,605,239	$72,420,332	84.4%

_______________

(1)
All of the Company’s investments are issued by an eligible U.S. portfolio company, as defined in the Investment Company Act of 1940. All of the Company’s borrowers are in the diversified real estate industry.

(2)	Some of the Company’s investments provide for coupon rate indexed to the London Interbank Offered Rate (“LIBOR”) and are subject to a LIBOR floor.

(3)
Because there is no readily available market for these investments, these investments are valued using significant unobservable inputs under Level 3 of the fair value hierarchy and are approved in good faith by the Company’s board of directors.

(4)	Percentages are based on net assets of $85.8 million as of September 30, 2018.

(5)	Participation interest is with Terra Property Trust, Inc., a related-party real estate investment trust managed by an affiliate of the Company’s sponsor.

(6)
The loan participations from the Company do not qualify for sale accounting under Accounting Standards Codification (“ASC”) Topic 860 — Transfers and Servicing (“ASC Topic 860”), and therefore, these loans remain in the Schedule of Investments. See “Obligations under Participation Agreements” in Note 3 in the accompanying notes to the financial statements.

(7)	The Company acquired these investments through participation agreements. See “Participation Agreements” in Note 4 in the accompanying notes to the financial statements.

(8)	As of September 30, 2018, this investment had an unfunded commitment of $1.2 million.

(9)	This investment was co-invested with Terra Property Trust, Inc.

(10)	On June 27, 2018, the Company entered into agreement with the borrower to provide funding commitment of up to $17.0 million. As of September 30, 2018, none of the commitment has been funded.

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

(2)
Because there is no readily available market for these investments, these investments are valued using significant unobservable inputs under Level 3 of the fair value hierarchy and are approved in good faith by the Company’s board of directors.

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
The Company has retained Terra Capital Markets, LLC (“Terra Capital Markets”), an affiliate of Terra Income Advisors, to serve as the dealer manager of the Offering. As the dealer manager, Terra Capital Markets was responsible for marketing the Company’s shares being offered pursuant to the Offering, which ended on April 20, 2018.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s statements of assets and liabilities to the total amount shown in its statements of cash flows:

	September 30,
	2018	2017	2016
Cash and cash equivalents	$15,753,725	$32,176,500	$31,634,296
Restricted cash	1,513,891	1,547,407	836,434
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$17,267,616	$33,723,907	$32,470,730
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
Stockholder Dividends and Distributions:  Dividends and distributions to stockholders, which are determined in accordance with federal income tax regulations, are recorded on the record date. The amount to be paid out as a dividend or distribution is approved by the Board. Net realized capital gains, if any, are generally distributed or deemed distributed at least annually. The Company adopted an “opt in” distribution reinvestment plan pursuant to which stockholders may elect to have the full amount of stockholders cash distributions reinvested in additional shares of common stock. Participants in the DRIP are free to elect to participate or terminate participation in the plan within a reasonable time as specified in the plan. For stockholders who have opted in to the DRIP, they have their cash distributions reinvested in additional shares of common stock, rather than receiving the cash distributions. The Company coordinates distribution payment dates so that the same price that is used for the semi-monthly closing date immediately following such distribution payment date used to calculate the purchase price for purchasers under the DRIP. In such case, a stockholder’s reinvested distributions used to purchase shares at a price equaled to 95% of the price that shares were sold in the offering at the semi-monthly closing immediately following the distribution payment date and such price may represent a premium to net asset value (“NAV”) per share.
On August 7, 2018, the Board, including all of the directors who are not “interested persons” as defined in the 1940 Act, voted to adopt an amended and restated DRIP, which amended the Company’s previous DRIP to provide that the Company now sells shares thereunder at a price equal to its most recently disclosed net asset value per share of its common stock immediately prior to the applicable distribution payment date. The terms of the previous distribution reinvestment plan otherwise remain unchanged. In accordance with the terms of the DRIP, the amended and restated distribution reinvestment plan went into effect on September 8, 2018.

Notes to Financial Statements

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
The Company did not have any uncertain tax positions that met the recognition or measurement criteria under accounting for income taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its statements of operations. For the years ended September 30, 2018, 2017 and 2016, the Company did not incur any interest or penalties. Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The Company’s inception-to-date federal tax years remain subject to examination by the Internal Revenue Service and the state department of revenue.
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
The financial statements include investments at fair value of $72.4 million and $45.8 million at September 30, 2018 and 2017, respectively, and obligations under participation agreements at fair value of $1.8 million and $1.8 million at September 30, 2018 and 2017, respectively. These fair values have been determined in good faith by the Board. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments and obligations under participation agreements, and the differences could be material.
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

Notes to Financial Statements

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
In June 2018, the SEC adopted amendments that raise the thresholds in the smaller reporting company definition. Under the new definition, generally, a company qualifies as a “smaller reporting company” if: (i) it has public float of less than $250 million; or (ii) it has less than $100 million in annual revenues and no public float or public float of less than $700 million. These amendments did not have any impact on the Company.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure framework — Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The objective of ASU 2018-13 is to improve the effectiveness of disclosures in the notes to financial statements by facilitating clear communication of information required by U.S. GAAP. The amendments in ASU 2018-13 added, removed and modified certain fair value measurement disclosure requirements. ASU 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of ASU 2018-13. The Company does not expect the adoption of ASU 2018-13 to have a material impact on its financial statements and disclosures.
In August 2018, the SEC adopted a final rule that eliminates or amends disclosure requirements that have become duplicative, overlapping, or outdated in light of other SEC disclosure requirements, U.S. GAAP, or changes in the information environment (the “Final Rule”). The Final Rule is intended to simplify and update the disclosure of information to investors and reduce compliance burdens for companies, without significantly altering the total mix of information available to investors. Among other items, the Final Rule requires registrants to include in their interim financial statements a reconciliation of changes in net assets or stockholders’ equity in the notes or as a separate statement. The Final Rule is effective for all filings made on or after November 5, 2018; however, the SEC would not object if a filer’s first presentation of the changes in net assets or stockholders' equity was included in its Form 10-Q for the quarter that begins after the effective date of the Final Rule. The Company intends to adopt the Final Rule in the first quarter of fiscal year 2019. The adoption of the Final Rule is not expected to have a material impact on the Company’s financial statements and disclosures.

Notes to Financial Statements

Note 3. Investments
The following tables show the composition of the investment portfolio, at amortized cost and fair value at September 30, 2018 and 2017, respectively (with corresponding percentage of total portfolio investments):

	September 30, 2018
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Loans	$28,777,757	40.2%	$29,174,139	40.3%
Loans through participation interest (Note 4)	42,827,482	59.8%	43,246,193	59.7%
Total	$71,605,239	100.0%	$72,420,332	100.0%

	September 30, 2017
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Loans	$23,297,788	51.6%	$23,675,007	51.7%
Loans through participation interest (Note 4)	21,889,469	48.4%	22,121,382	48.3%
Total	$45,187,257	100.0%	$45,796,389	100.0%
Obligations under Participation Agreements
The Company has elected the fair value option relating to accounting for debt obligations at their fair value for its obligations under participation agreements which arose due to partial loan sales which did not meet the criteria for sale treatment. The Company employs the same yield approach valuation methodology used for the real estate-related loan investments on the Company’s obligations under participation agreements. As of September 30, 2018 and 2017, obligations under participation agreements at fair value totaled $1.8 million and $1.8 million, respectively, and the fair value of the loans that are associated with these obligations under participation agreements was $5.8 million and $5.9 million, respectively (See “Participation Agreements” in Note 4). For the year ended September 30, 2018, the Company did not sell any investments to affiliates through participation agreements and did not make any repayments on obligations under participation agreements. For the year ended September 30, 2017, the Company did not sell any investments to affiliates through participation agreements and made $12.9 million of repayments on obligations under participation agreements, including PIK interest of $0.4 million. For the year ended September 30, 2016, the Company sold $14.3 million of investments to affiliates through participation agreements and did not make any repayments on obligations under participation agreements. The weighted average interest rate on the obligations under participation agreements was approximately 13.0% as of both September 30, 2018 and 2017.
Mortgage Loan Payable
In May 2017, the Company obtained $3.3 million of mortgage financing for a senior loan. The mortgage financing carried interest at an annual rate of LIBOR plus 4.75% and had a maturity date of August 4, 2017. In June 2017, the mortgage financing was repaid in full.
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
Interest Rate Risk
Interest rate risk represents the effect from a change in interest rates, which could result in an adverse change in the fair value of the Company’s interest-bearing financial instruments and could adversely impact the yield the Company receives from investments with floating interest rates.
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
Use of Leverage
As part of the Company’s investment strategy, the Company may borrow and utilize leverage. While borrowing and leverage present opportunities for increasing total return, they may have the effect of potentially creating or increasing losses. For purposes of calculating the asset coverage ratio per unit, the Company considers the obligations under the participation agreements to be senior security. As of September 30, 2018, the asset coverage per unit was $48,412. Asset coverage per unit is the ratio of the carrying value of the Company’s total assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.
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

Notes to Financial Statements

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
The following tables present fair value measurements of investments, by major class, as of September 30, 2018 and 2017, according to the fair value hierarchy:

	September 30, 2018
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Loans	$—	$—	$29,174,139	$29,174,139
Loans through participation interest	—	—	43,246,193	43,246,193
Total Investments	$—	$—	$72,420,332	$72,420,332

Obligations under participation agreements	$—	$—	$1,809,101	$1,809,101

	September 30, 2017
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Loans	$—	$—	$23,675,007	$23,675,007
Loans through participation interest	—	—	22,121,382	22,121,382
Total Investments	$—	$—	$45,796,389	$45,796,389

Obligations under participation agreements	$—	$—	$1,820,502	$1,820,502
Changes in Level 3 investments for the years ended September 30, 2018, 2017 and 2016 were as follows:

	Year Ended September 30, 2018
	Loans	Loans Through Participation	Total Investments	Obligations under Participation Agreements
Balance as of October 1, 2017	$23,675,007	$22,121,382	$45,796,389	$1,820,502
Purchases of investments	8,734,586	23,201,245	31,935,831	—
Repayments of investments	(3,438,847)	(2,740,752)	(6,179,599)	—
Net change in unrealized appreciation on investments	19,166	186,795	205,961	—
PIK interest income, net	—	161,266	161,266	—
Amortization and accretion of investment-related fees, net	175,656	316,257	491,913	2,533
Amortization of discount and premium on investments, net	8,571	—	8,571	—
Net change in unrealized depreciation on obligations under participation agreements	—	—	—	(13,934)
Balance as of September 30, 2018	$29,174,139	$43,246,193	$72,420,332	$1,809,101
Net change in unrealized appreciation or depreciation for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized appreciation (depreciation) on investments and obligations under participation agreements	$29,997	$186,795	$216,792	$(13,934)

Notes to Financial Statements

	Year Ended September 30, 2017
	Loans	Loan Through Participation	Total Investments	Obligations under Participation Agreements
Balance as of October 1, 2016	$26,723,922	$2,022,814	$28,746,736	$14,560,606
Purchases of investments	15,513,417	29,263,750	44,777,167	—
Repayments of investments	(19,120,683)	(9,388,277)	(28,508,960)
Net increase in unrealized appreciation on investments	207,821	209,099	416,920
PIK interest income, net	188,117	—	188,117	155,736
Amortization and accretion of investment-related fees, net	153,842	119,413	273,255	(4,303)
Amortization of discount on investments	8,571	(105,417)	(96,846)	—
Net change in unrealized depreciation on obligations under participation agreements	—	—	—	(27,767)
Repayments of obligations under participation agreements	—	—	—	(12,863,770)
Balance as of September 30, 2017	$23,675,007	$22,121,382	$45,796,389	$1,820,502
Net change in unrealized appreciation or depreciation for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized appreciation (depreciation) on investments and obligations under participation agreements	$207,821	$209,099	$416,920	$(27,767)

	Year Ended September 30, 2016
	Loans	Loan Through Participation	Total Investments	Obligations under Participation Agreements
Balance as of October 1, 2015	$—	$2,000,000	$2,000,000	$—
Purchases	26,299,670	—	26,299,670	—
Net increase in unrealized appreciation on investments	169,398	22,814	192,212
PIK interest income, net	250,568	—	250,568	208,034
Amortization of discount on investments	4,286	—	4,286	—
Net change in unrealized appreciation on obligations under participation agreements	—	—	—	52,572
Proceeds from obligations under participation agreements	—	—	—	14,300,000
Balance as of September 30, 2016	$26,723,922	$2,022,814	$28,746,736	$14,560,606
Net change in unrealized appreciation for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized appreciation on investments and obligations under participation agreements	$169,398	$22,814	$192,212	$52,572
Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur. For the years ended September 30, 2018, 2017 and 2016, there were no transfers.

Notes to Financial Statements

Significant Unobservable Inputs
The following table summarizes the significant unobservable inputs used by the Company to value the Level 3 investments as of September 30, 2018 and 2017. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

September 30, 2018
		Primary Valuation Technique	Unobservable Input	Range		Weighted
Asset Category	Fair Value			Minimum	Maximum	Average
Assets:
Loans	$29,174,139	Discounted cash flow	Discount rate	10.68%	13.20%	12.16%
Loans through participation interest	43,246,193	Discounted cash flow	Discount rate	11.50%	16.00%	12.63%
Total Level 3 Assets	$72,420,332
Liabilities:
Obligations under Participation Agreements	$1,809,101	Discounted cash flow	Discount rate	13.20%	13.20%	13.20%

September 30, 2017
		Primary Valuation Technique	Unobservable Input	Range		Weighted
Asset Category	Fair Value			Minimum	Maximum	Average
Assets:
Loans	$23,675,007	Discounted cash flow	Discount rate	9.43%	13.00%	11.84%
Loans through participation interest	22,121,382	Discounted cash flow	Discount rate	12.00%	15.00%	12.39%
Total Level 3 Assets	$45,796,389
Liabilities:
Obligations under Participation Agreements	$1,820,502	Discounted cash flow	Discount rate	12.60%	12.60%	12.60%
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

	Years Ended September 30,
	2018	2017	2016
Amounts Included in the Statements of Operations
Base management fees	$1,684,442	$1,202,568	$552,011
Incentive fees on capital gains (1)	39,172	90,459	27,928
Operating expense reimbursement to Adviser (2)	879,892	530,619	318,550
Servicing fees (3)	922,607	—	—
Expense Support Payment from Adviser	—	—	(576,755)
Commissions, dealer manager fees and transaction charges incurred
Commissions, dealer manager fees and transaction charges (4)	$914,494	$3,324,658	$3,647,210
Reduction of transaction charge payable (5)	$—	$(3,195,513)	$—
_______________

(1)
Incentive fees on capital gains are based on 20% of net unrealized capital gains of $0.2 million, $0.4 million and $0.1 million for the years ended September 30, 2018, 2017 and 2016, respectively. No incentive fees on capital gains are actually payable by the Company with respect to unrealized gains unless and until those gains are realized.

(2)	Amounts were primarily compensation for time spent supporting the Company’s day-to-day operations.

Notes to Financial Statements

(3)
As discussed in “Dealer Manager Agreement” below, on September 30, 2017, the Company adopted the Servicing Plan and the Second Amended Dealer Manager Agreement to revise the terms of the servicing fee (which was previously referred to as a transaction charge). The servicing fee is recorded as expense on the statements of operations in the period in which it incurred. Prior to September 30, 2017, the servicing fee was recorded as a reduction to capital. As of September 30, 2018, unpaid servicing fees were $0.1 million and were included in accrued expenses on the statements of assets and liabilities.

(4)
Of the amounts, $0.7 million, $2.3 million and $2.5 million for the years ended September 30, 2018, 2017 and 2016, respectively, were re-allowed to selected broker-dealers. Amounts were recorded as reductions to capital in excess of par on the statements of assets and liabilities.

(5)
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

Due to / Due from Adviser
The Company determined that it has the right of offset on the amounts due to and due from Terra Income Advisors under the guidance in ASC Topic 210 — Balance Sheet. As such, the net amount is presented as Due to Adviser, net on the statements of assets and liabilities. The following table presents a summary of Due to Adviser, net as of September 30, 2018 and 2017:

	September 30, 2018	September 30, 2017
Due to Adviser:
Base management fee and expense reimbursement payable	$439,610	$495,990
Incentive fees on capital gains (1)	156,025	118,387
Offering costs	—	119,936
	595,635	734,313
Due from Adviser:
Reimbursable costs - other operating expense	19,416	26,386
Due to Adviser, net	$576,219	$707,927
_______________

(1)
Incentive fees on capital gains are based on 20% of accumulated net unrealized capital gains of $0.8 million and $0.6 million as of September 30, 2018 and 2017, respectively. No incentive fees on capital gains are actually payable by the Company with respect to unrealized gains unless and until those gains are realized.

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

Notes to Financial Statements

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
Organization and Offering Expenses
As of September 30, 2018 and 2017, Terra Income Advisors incurred cumulative organization costs of $0.2 million and $0.2 million, respectively, and cumulative offering costs of $3.4 million and $3.0 million, respectively, on behalf of the Company. Offering expenses consist of costs paid by Terra Income Advisors that are directly related to the registration and offering of the Company’s shares, including registration fees, legal fees and printing costs. Organization costs include those expenses paid by Terra Income Advisors for the legal organization, drafting and filing of the Company’s charter and other governance documents and include, but are not limited to, legal, accounting and filing fees.
Upon meeting the Minimum Offering Requirement, Terra Income Advisors is responsible for the payment of the Company’s cumulative organization and offering expenses to the extent such expenses exceed 1.5% of the gross proceeds from the Offering, which ended on April 20, 2018, without recourse against or reimbursement by the Company. As a result, Terra Income Advisors paid for all organization and offering expenses in excess of 1.5% of the gross proceeds from the Offering. As of September 30, 2018, the Company was responsible for $1.6 million of the cumulative offering and organization costs incurred by Terra Income Advisors, all of which were reimbursed to Terra Income Advisors. As of September 30, 2017, the amount due to Terra Income Advisors related to the offering and organization costs amounted to $0.1 million, and is included in Due to Adviser, net on the statements of assets and liabilities. For the years ended September 30, 2018, 2017 and 2016, the Company made reimbursement payments of $0.2 million, $1.0 million and $0.1 million, respectively, to Terra Income Advisors for offering costs incurred on behalf of the Company.

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
Pursuant to the terms of the Expense Support Agreement, the Company has agreed to reimburse Terra Income Advisors for each Expense Support Payment within three years after such Expense Support Payment is made by Terra Income Advisors. Reimbursement shall be made as promptly as possible on a date mutually agreed to by the Company and Terra Income Advisors provided that (i) the operating expense ratio, defined as operating expenses excluding organization and offering expenses, base management fee, incentive fee and any interest expense attributable to indebtedness by the Company (“Net Operating Expenses”) expressed as a percentage of the Company’s net assets on the relevant measurement date, as of such Reimbursement Date is equal

Notes to Financial Statements

to or less than the operating expense ratio as of the Expense Support Payment date attributable to such specified Expense Support Payment, (ii) the annualized distribution rate (exclusive of any U.S. GAAP return of capital) as of such Reimbursement Date is equal to or greater than the annualized distribution rate as of the Expense Support Payment date attributable to such specified Expense Support Payment; (iii) such Reimbursement Date is not later than three years following such specified Expense Support Payment date; and (iv) the Expense Support Payment does not cause the Company’s Net Operating Expenses to exceed 1.5% of the Company’s net assets attributable to common shares, after taking such reimbursement into account. Terra Income Advisors is entitled to reimbursement of all previously unreimbursed Expense Support Payments in the event of termination of the Expense Support Agreement.
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

(2)
As of September 30, 2018, the Company has not reimbursed Terra Income Advisors for any Expense Support Payments because the conditions for reimbursement have not been met. The expense reimbursement payment amount of $515,813 and $1,174,487 are no longer eligible for reimbursement.

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
Participation interest purchased by the Company: The below tables list the investment interests participated by the Company via participation agreement (each, a “PA”) as of September 30, 2018 and 2017. In accordance with the terms of each PA, each Participant’s rights and obligations, including interest income and other income (e.g., exit fee and prepayment income) and related fees/expenses are based upon its respective pro-rata participation interest in such investments, as specified in the respective PA. The Company’s share of the investment is repayable only from the proceeds received from the related borrower/issuer of the investment, and therefore the Company is also subject to the credit risk (i.e., risk of default by the underlying borrower/issuer).

Notes to Financial Statements

Pursuant to each PA, the affiliated fund receives and allocates the interest income and other related investment incomes in respect of the investment to the Company. The Company pays related expenses (i.e., the base management fee) directly to Terra Income Advisors.

	Participating Interests at September 30, 2018	September 30, 2018		September 30, 2017
		Principal Balance	Fair Value	Principal Balance	Fair Value
OHM Atlanta Owner, LLC (1)	40.8%	$11,224,490	$11,335,609	$10,000,000	$10,091,628
140 Schermerhorn Street Mezz LLC (1)	50.0%	7,500,000	7,587,039	7,500,000	7,565,359
Orange Grove Property Investors, LLC (1)	80.0%	6,680,000	6,731,423	—	—
NB Private Capital, LLC (1)	16.7%	4,250,000	4,282,851	—	—
CGI 1100 Biscayne Management Holdco, LLC (1)(2)	16.0%	3,748,158	3,783,721	—	—
Stonewall Station Mezz LLC (1)(3)	44.0%	3,546,206	3,574,088	—	—
City Gardens 333 LLC (1)	14.0%	2,729,612	2,729,612	—	—
TSG-Parcel 1, LLC (1)	11.1%	2,000,000	2,019,799	2,000,000	2,019,339
RS JZ Driggs, LLC (1)	50.0%	1,192,251	1,202,051	—	—
NB Factory JV, LLC (1)(4)	—%	—	—	2,445,056	2,445,056
Total		$42,870,717	$43,246,193	$21,945,056	$22,121,382
_______________

(1)	Participation held in the name of Terra Property Trust, Inc., an affiliated fund managed by a subsidiary of Terra Capital Partners.

(2)	The principal amount includes PIK interest of $143,855 as of September 30, 2018.

(3)	The principal amount includes PIK interest of $17,411 as of September 30, 2018.

(4)	This investment was repaid on July 27, 2018.
Transfers of participation interests by the Company: The following table summarizes the investments that were subject to PAs with investment partnerships affiliated with Terra Income Advisors as of September 30, 2018 and 2017:

			September 30, 2018
			Transfers treated as obligations under participation agreements
	Principal	Fair Value	% Transferred	Principal	Fair Value
KOP Hotel XXXI Mezz, LP (1)	$5,800,000	$5,829,326	31.0%	1,800,000	$1,809,101
LD Milpitas Mezz, LP (1)(2)	—	—	25.0%	—	—
Total	$5,800,000	$5,829,326		$1,800,000	$1,809,101

			September 30, 2017
			Transfers treated as obligations under participation agreements
	Principal	Fair Value	% Transferred	Principal	Fair Value
KOP Hotel XXXI Mezz, LP. (1)	$5,800,000	$5,866,063	31.0%	$1,800,000	$1,820,502
Total	$5,800,000	$5,866,063		$1,800,000	$1,820,502
_______________

(1)	Participant is Terra Property Trust, Inc.

(2)
On June 27, 2018, the Company entered into a participation agreement with Terra Property Trust, Inc. to sell a 25% participation interest, or $4.3 million, in a $17.0 million mezzanine loan. As of September 30, 2018, none of the commitment has been funded.

Co-investment
As a BDC, the Company is subject to certain regulatory restrictions in making its investments. For example, the Company may be prohibited under the 1940 Act from knowingly participating in certain transactions with its affiliates without the prior approval of its Board who are not interested persons and, in some cases, prior approval by the SEC. The SEC has granted the

Notes to Financial Statements

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
Note 5. Commitments and Contingencies
In the ordinary course of business, the Company may enter into future funding commitments, which are subject to the borrower meeting certain performance-related metrics that are monitored by the Company. As of September 30, 2018 and 2017, the Company had $18.2 million and $4.6 million of unfunded commitments, respectively. The Company expects to maintain sufficient cash on hand to fund such unfunded commitments.
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

Notes to Financial Statements

The following table reconciles net increase (decrease) in net assets resulting from operations to taxable income (loss):

	Years Ended September 30,
	2018	2017	2016
Net increase (decrease) in net assets resulting from operations	$2,943,883	$1,282,924	$(2,316,160)
Net change in unrealized appreciation on investments	(205,961)	(416,920)	(192,212)
Net change in unrealized (depreciation) appreciation on obligations under participation agreements	(13,934)	(27,767)	52,572
Amortization of deferred offering costs	114,132	375,748	1,312,811
Reduction of offering costs	—	(944,248)	—
Expense reimbursement from Adviser	—	—	(576,755)
Incentive fees on capital gains	39,172	90,459	—
Other temporary differences (1)	10,421	107,565	3,045
Total taxable income (loss)	$2,887,713	$467,761	$(1,716,699)
_______________

(1)	Other temporary differences primarily related to capitalization and amortization of transaction-related fees.
The following table reflects, for tax purposes, the estimated sources of the cash distributions that the Company has paid on its common stock:

	Years Ended September 30,
	2018		2017		2016
Source of Distribution	Distribution Amount (1)	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Return of capital	$4,665,786	61.8%	$4,631,433	90.8%	$2,474,642	100.0%
Net investment income	2,887,713	38.2%	467,761	9.2%	—	—%
Distributions on a tax basis:	$7,553,499	100.0%	$5,099,194	100.0%	$2,474,642	100.0%
_______________

(1)
The Distribution Amount and Percentage reflected for the year ended September 30, 2018 are estimated figures. The actual source of distributions for the year ended September 30, 2018 will be calculated in connection with the Company’s year-end procedures.

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
For the years ended September 30, 2018 and 2017, permanent difference was related to $0.1 million and $0.6 million of amortization of deferred offering expenses, respectively.
As of September 30, 2018 and 2017, the Company did not have differences between book basis and tax basis cost of investments.
Note 7. Directors’ Fees
The Company’s directors who do not serve in an executive officer capacity for the Company or Terra Income Advisors are entitled to receive annual cash retainer fees, fees for attending board and committee meetings and annual fees for serving as a committee chairperson. These directors receive an annual fee of $20,000, plus $2,500 for each board meeting attended in person, $1,000 for each board meeting attended via teleconference and $1,000 for each committee meeting attended. In addition, the chairman of the audit committee receives an annual fee of $7,500 and the chairman of each of the nominating and corporate governance and the valuation committees, and any other committee, receives an annual fee of $2,500 for their additional services. For the years ended September 30, 2018, 2017 and 2016, the Company recorded $0.1 million, $0.1 million and $0.1 million for directors’ fees expense, respectively.
The Company will also reimburse each of the above directors for all reasonable and authorized business expenses in accordance with the Company policies as in effect from time to time, including reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and each committee meeting not held concurrently with a board meeting.

Notes to Financial Statements

The Company does not pay compensation to the directors who also serve in an executive officer capacity for the Company or Terra Income Advisors.
Note 8. Capital
The Company entered into a stock purchase agreement with Terra Capital Partners, the Company’s sponsor. On September 19, 2014, pursuant to a private placement, Terra Capital Partners contributed cash consideration of $125,000 to purchase approximately 11,111 shares of common stock at $11.25 per share. On October 20, 2014, pursuant to a private placement, Terra Capital Partners contributed an additional $50,000 in cash to purchase approximately 4,445 additional shares of common stock at $11.25 per share. As of September 30, 2018, the Company had 8,972,358 shares of common stock outstanding.
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
The Company’s Offering ended on April 20, 2018.
On August 7, 2018, the Board voted to adopt an amended and restated DRIP, which amended the Company’s previous DRIP to provide that the Company now sells shares thereunder at a price equal to its most recently disclosed net asset value per share of its common stock immediately prior to the applicable distribution payment date. The terms of the previous distribution reinvestment plan otherwise remain unchanged. In accordance with the terms of the DRIP, the amended and restated distribution reinvestment plan went into effect on September 8, 2018.
Share Repurchase Program
The Company implemented a share repurchase program whereby every quarter the Company offers to repurchase up to 2.5% of the weighed-average number of shares outstanding in the prior calendar year at a price per share equal to the most recently disclosed NAV per share of its common stock immediately prior to the date of repurchase. The purpose of the share repurchase program is to provide stockholders with liquidity, because there is otherwise no public market for the Company’s common stocks. In addition, the Board may amend, suspend or terminate the share repurchase program upon 30 days’ notice.
The following table provides information with respect to repurchases of the Company’ common stock during the year ended September 30, 2018:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Maximum Number of Shares Allowed to be Repurchased
Three Months Ended December 31, 2017	65,456	$10.00	111,881
Three Months Ended March 31, 2018	34,980	$9.86	163,674
Three Months Ended June 30, 2018	98,903	$9.75	163,674
Three Months Ended September 30, 2018 (1)	167,421	$9.67	163,674
_______________

(1)	167,421 shares were validly tendered, an amount that exceeded the maximum number of shares allowed to be repurchased, however, the Company elected to purchase all 167,421 shares validly tendered.

Note 9. Net Increase (Decrease) in Net Assets
Income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of September 30, 2018, 2017 and 2016, there were no dilutive shares.
The following information sets forth the computation of the weighted average net increase (decrease) in net assets per share from operations for the years ended September 30, 2018, 2017 and 2016:

	Years Ended September 30,
Basic	2018	2017	2016
Net increase (decrease) in net assets resulting from operations	$2,943,883	$1,282,924	$(2,316,160)
Weighted average common shares outstanding	8,663,812	5,691,428	2,478,624
Net increase (decrease) in net assets per share resulting from operations	$0.34	$0.23	$(0.93)
Note 10. Distributions
Distributions from net investment income and capital gain distributions are determined in accordance with U.S. federal income tax regulations, which differ from U.S. GAAP.
The following table reflects the Company’s distributions for the years ended September 30, 2018, 2017 and 2016:

Record Date	Payment Date	Per Share Per Day	Distributions Paid in Cash	Distributions Paid through the DRIP	Total Distributions Paid/Accrued
Year Ended September 30, 2018
October 20, 2017	October 31, 2017	$0.002389	$379,643	$182,495	$562,138
November 20, 2017	November 30, 2017	0.002389	383,269	182,003	565,272
December 20, 2017	December 29, 2017	0.002389	406,236	195,247	601,483
January 20, 2018	January 31, 2018	0.002389	409,747	204,116	613,863
February 20, 2018	February 27, 2018	0.002389	377,936	189,792	567,728
March 20, 2018	March 30, 2018	0.002389	450,154	210,657	660,811
April 20, 2018	April 27, 2018	0.002389	443,998	203,856	647,854
May 20, 2018	May 31, 2018	0.002389	464,061	213,512	677,573
June 20, 2018	June 29, 2018	0.002389	514,611	142,098	656,709
July 20, 2018	July 30, 2018	0.002389	525,722	147,067	672,789
August 20, 2018	August 31, 2018	0.002389	460,580	213,263	673,843
September 20, 2018	September 28, 2018	0.002389	454,247	199,189	653,436
			$5,270,204	$2,283,295	$7,553,499

Notes to Financial Statements

Record Date	Payment Date	Per Share Per Day	Distributions Paid in Cash	Distributions Paid through the DRIP	Total Distributions Paid/Accrued
Year Ended September 30, 2017
October 20, 2016	October 31, 2016	$0.002733	$237,090	$123,938	$361,028
November 20, 2016	November 30, 2016	0.002733	242,959	123,376	366,335
December 20, 2016	December 31, 2016	0.002733	264,315	132,250	396,565
January 20, 2017	January 31, 2017	0.002389	245,151	120,219	365,370
February 20, 2017	February 28, 2017	0.002389	229,907	113,350	343,257
March 20, 2017	March 31, 2017	0.002389	269,633	130,692	400,325
April 20, 2017	April 30, 2017	0.002389	274,065	136,743	410,808
May 20, 2017	May 31, 2017	0.002389	296,817	151,121	447,938
June 20, 2017	June 30, 2017	0.002389	311,708	153,637	465,345
July 20, 2017	July 31, 2017	0.002389	335,112	164,935	500,047
August 20, 2017	August 31, 2017	0.002389	346,753	172,852	519,605
September 20, 2017	September 30, 2017	0.002389	349,401	173,170	522,571
			$3,402,911	$1,696,283	$5,099,194

Record Date	Payment Date	Per Share Per Day	Distributions Paid in Cash	Distributions Paid through the DRIP	Total Distributions Paid/Accrued
Year Ended September 30, 2016
October 20, 2015	October 31, 2015	$0.002740	$56,467	$27,330	$83,797
November 20, 2015	November 30, 2015	0.002740	66,042	37,026	103,068
December 20, 2015	December 31, 2015	0.002740	85,246	49,294	134,540
January 20, 2016	January 31, 2016	0.002733	104,209	61,892	166,101
February 20, 2016	February 29, 2016	0.002733	109,923	66,508	176,431
March 20, 2016	March 31, 2016	0.002733	122,410	74,913	197,323
April 20, 2016	April 30, 2016	0.002733	120,402	71,051	191,453
May 20, 2016	May 31, 2016	0.002733	137,203	80,646	217,849
June 20, 2016	June 30, 2016	0.002733	164,498	96,964	261,462
July 20, 2016	July 31, 2016	0.002733	186,208	112,114	298,322
August 20, 2016	August 31, 2016	0.002733	201,876	116,537	318,413
September 20, 2016	September 30, 2016	0.002733	209,254	116,629	325,883
			$1,563,738	$910,904	$2,474,642

Notes to Financial Statements

Note 11. Financial Highlights
The following is a schedule of financial highlights for the years ended September 30, 2018, 2017 and 2016 and for the period from June 24, 2015, the date on which the minimum offering requirement of $2,000,000 was met, through September 30, 2015:

	Years Ended September 30,			For the period from June 24, 2015 through September 30, 2015
	2018	2017	2016
Per share data:
Net asset value at beginning of period	$10.00	$10.06	$10.97	$10.97
Results of operations (1):
Net investment income (loss)	0.31	0.15	(0.99)	0.05
Net change in unrealized appreciation on investments	0.03	0.08	0.08	—
Net change in unrealized (depreciation) appreciation on obligations under participation agreements	—	—	(0.02)	—
Net increase (decrease) in net assets resulting from operations	0.34	0.23	(0.93)	0.05
Stockholder distributions (2):
Distributions from return of capital	(0.54)	(0.81)	(1.00)	(0.27)
Distributions from net investment income	(0.33)	(0.08)	—	—
Net decrease in net assets resulting from stockholder distributions	(0.87)	(0.89)	(1.00)	(0.27)
Capital share transactions:
Reduction of transaction charges (Note 4) (3)	—	0.42	—	—
Other (4)	0.09	0.18	1.02	0.22
Net increase in net assets resulting from capital share transactions	0.09	0.60	1.02	0.22
Net asset value, end of period	$9.56	$10.00	$10.06	$10.97
Shares outstanding at end of period	8,972,358	7,530,130	4,222,358	926,357
Total return (5)	4.02%	8.10%	(0.26)%	(10.36)%
Ratio/Supplemental data:
Net assets, end of period	$85,773,410	$75,334,293	$42,474,748	$10,161,072
Ratio of net investment income (loss) to average net assets (6)	3.26%	1.47%	(9.30)%	1.33%
Ratio of operating expenses to average net assets (6)	7.21%	7.73%	20.73%	2.81%
Portfolio turnover	10.22%	33.06%	—%	—%
_______________

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

(2)	The per share data for distributions reflects the actual amount of distributions declared per share during the period.

(3)	Amount is calculated based on total shares outstanding as of September 30, 2017.

(4)
The continuous issuance of shares of common stock in the Offering as well as pursuant to the DRIP may cause an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of the net asset value per share on each subscription closing date. In addition, the timing of the Company’s sales of shares during the year and the repurchases of shares also impacted the net asset value per share.

(5)
Total return is calculated assuming a purchase of shares of common stock at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP.

(6)
For the year ended September 30, 2017, excluding the reduction of offering costs, the ratios of net investment loss and operating expenses to average net assets are (0.19)% and 9.38%, respectively. For the year ended September 30, 2016 and the period

Notes to Financial Statements

ended September 30, 2015, excluding the expense support and conditional reimbursement, the ratio of net investment loss to average net assets was (11.49)% and (13.82)%, respectively, and the ratio of operating expenses to average net assets were 22.91% and 77.96%, respectively.
Note 12. Selected Quarterly Financial Data (unaudited)

	Three Months Ended
	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017
Total investment income	$2,592,764	$2,304,383	$2,030,062	$1,823,887
Total operating expenses	1,564,173	1,501,494	1,470,944	1,490,497
Less: Expense Reimbursement from Adviser	—	—	—	—
Less: Reduction of offering costs	—	—	—	—
Net operating expenses	1,564,173	1,501,494	1,470,944	1,490,497
Net investment income	1,028,591	802,889	559,118	333,390
Net change in unrealized (depreciation) appreciation on investments	(37,536)	314,310	(47,844)	(22,969)
Net change unrealized depreciation (appreciation) on obligations under participation agreements	740	91	(531)	13,634
Net increase in net assets resulting from operations	$991,795	$1,117,290	$510,743	$324,055

Net investment income per share	$0.11	$0.09	$0.07	$0.04
Net increase in net assets resulting from operations per share	$0.11	$0.12	$0.06	$0.04

Net asset value per share at period end	$9.56	$9.67	$9.75	$9.86

	Three Months Ended
	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016
Total investment income (1)	$1,869,522	$313,120	$1,677,618	$1,397,465
Total operating expenses (1)	903,539	654,573	1,851,433	1,954,191
Less: Expense Reimbursement from Adviser	—	—	—	—
Less: Reduction of offering costs (2)	—	(944,248)	—	—
Net operating expenses	903,539	(289,675)	1,851,433	1,954,191
Net investment income (loss)	965,983	602,795	(173,815)	(556,726)
Net change in unrealized appreciation on investments	58,838	37,569	32,601	287,912
Net change unrealized depreciation (appreciation) on obligations under participation agreements	4,376	55,080	44,276	(75,965)
Net increase (decrease) in net assets resulting from operations	$1,029,197	$695,444	$(96,938)	$(344,779)

Net investment income (loss) per share	$0.14	$0.10	$(0.03)	$(0.12)
Net increase (decrease) in net assets resulting from operations per share	$0.15	$0.11	$(0.02)	$(0.08)

Net asset value per share at period end	$10.00	$9.62	$9.70	$9.92
_______________

(1)
For the three months ended June 30, 2017, the Company suspended interest income accrual of $0.7 million on two loans, and wrote off $0.5 million of past due interest receivables and $0.3 million of exit fee accruals because recovery of such income and fee was doubtful. Under the terms of the participation agreements, the Company is not obligated to pay the participants

Notes to Financial Statements

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

Note 13. Subsequent Events
The management of the Company has evaluated events and transactions through the date the financial statements were issued and has determined that there are no material events other than the one below that would require adjustment to or disclosure in the Company’s financial statements other than those listed below.
On November 13, 2018, Terra Capital Partners, the Company’s sponsor, announced that Vik Uppal, who currently serves as the Chief Investment Officer of Terra Capital Partners, has been appointed the Chief Executive Officer of Terra Capital Partners, effective December 1, 2018. Mr. Uppal succeeds Bruce D. Batkin, the founder of Terra Capital Partners, who will assume the role of Vice Chairman of Terra Capital Partners. In connection with this transition, Mr. Batkin notified the Board that he intends to resign as Chief Executive Officer (“CEO”) of the Company, effective upon the affirmative vote at the 2018 annual meeting of stockholders of the Company of a majority of the outstanding shares of common stock, as defined in the 1940 Act, of the new investment advisory agreement between the Company and Terra Income Advisors, the Company’s investment adviser, as more fully described in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2018. Mr. Batkin is not resigning as CEO of the Company because of any disagreement with the Company on any matter relating to its operations, policies, or practices. Mr. Batkin will continue to serve as a member of the Board subsequent to the effectiveness of his resignation as CEO of the Company.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: November 16, 2018

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

Signature	Title	Date

/s/ Simon J. Mildé	Chairman and Director	November 16, 2018
Simon J. Mildé

/s/ Bruce D. Batkin	Director and Chief Executive Officer	November 16, 2018
Bruce D. Batkin	(Principal Executive Officer)

/s/ Gregory M. Pinkus	Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	November 16, 2018
Gregory M. Pinkus

/s/ Jeffrey M. Altman	Director	November 16, 2018
Jeffrey M. Altman

/s/ Michael L. Evans	Director	November 16, 2018
Michael L. Evans

/s/ Robert E. Marks	Director	November 16, 2018
Robert E. Marks