Form 10-KT
period 2018-12-31
Terra Income Fund 6, Inc.
filed 2019-02-22
CIK 1577134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from October 1, 2018 to December 31, 2018

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
Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of February 22, 2019, the registrant had 9,002,456 shares of common stock, $0.001 par value, outstanding.

i

CERTAIN DEFINITIONS
Except as otherwise specified in this Transition Report on Form 10-K, the terms:

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

FORWARD-LOOKING STATEMENTS
Some of the statements in this Transition Report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this Transition Report on Form 10-K may include, but are not limited to, statements as to:

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

ii

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Transition Report on Form 10-K involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Part I — Item 1A. Risk Factors” in this Transition Report. Other factors that could cause actual results to differ materially include:

•	changes in the economy;

•	risks associated with possible disruption in our operations or the economy generally due to terrorism or natural disasters; and

•	future changes in laws or regulations and conditions in our operating areas.
We have based the forward-looking statements included in this Transition Report on Form 10-K on information available to us on the date of this Transition Report on Form 10-K. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. Stockholders are advised to consult any additional disclosures that we may make directly to stockholders or through reports that we may file in the future with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements and projections contained in this Transition Report on Form 10-K are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

iii

PART I
Item 1. Business.
Tax Election and Change in Fiscal Year
On December 11, 2018, the board of directors (the “Board”) of Terra Income Fund 6, Inc. voted to approve a change in our fiscal year from September 30 to December 31 in connection with our plan to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Board delegated to our management the authority to determine when such change in fiscal year would take effect. On December 31, 2018, our management determined to change our tax election from taxation as a regulated investment company (“RIC”) to taxation as a REIT under Subchapter M of the Code, and concurrently determined that the change in our fiscal year would become effective that same day. As a result of this change, we are filing this Transition Report on Form 10-K for the three-month transition period ended December 31, 2018.
Formation of Our Company
We are a Maryland corporation, formed on May 15, 2013 and commenced operations on June 24, 2015. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We are an externally managed, non-diversified, closed-end management investment company that initially elected to be taxed for federal income tax purposes beginning with our taxable year ended September 30, 2015, and qualified annually thereafter, as a RIC. On December 31, 2018, we intend to change our tax election from taxation as a RIC to taxation as a REIT. The REIT tax election allows us to benefit from the preferential tax treatment afforded to RICs and REITs without us being subject to RIC-specific diversification restrictions. We intend to elect to be taxed as a REIT under the Code commencing with our short taxable year beginning October 1, 2018 and ending December 31, 2018. Concurrent with the intend to change in our tax election, we changed our fiscal year end from September 30 to December 31 to satisfy the REIT requirement.
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
On February 25, 2015, the Board determined to change the initial offering price from $10.00 per share to $12.50 per share. As a result, on February 26, 2015, we effected a reverse stock split to account for the change in the offering price since the September and October 2014 contributions from Terra Capital Partners. As such, all share references and equity transaction pricing elsewhere reflect this reverse stock split.
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
On February 8, 2018, an affiliate of Axar Capital Management L.P. (“Axar”) entered into an investment agreement with Terra
Capital Partners and its affiliates pursuant to which Axar acquired from the respective owners thereof a 65.7% economic and voting interest in Terra Capital Partners and an initial 49% economic interest in Terra Income Advisors. On November 30, 2018, Axar purchased the remaining 34.3% economic interest in Terra Capital Partners. On January 23, 2019, we filed a Definitive Proxy

Statement with the SEC seeking approval by a majority of our outstanding voting securities (as defined by the 1940 Act) of a new advisory and administrative services agreement between Terra Income Advisors and us at our 2018 annual meeting of stockholders to be held on April 25, 2019, at which time Axar will acquire the remaining 51% economic interest in Terra Income Advisors.
Overview of Our Business
We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of our advisor, Terra Income Advisors, or by individuals who were contracted by us or by Terra Income Advisors to work on behalf of us pursuant to the terms of the investment advisory and administrative services agreement between us and Terra Income Advisors (the “Investment Advisory Agreement”). Terra Income Advisors is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis according to asset allocation and other guidelines set by our Board. Terra Income Advisors is registered as an investment adviser with the SEC. Prior to October 1, 2018, we were a RIC and intended to qualify as a RIC until tax return for the fiscal year ended September 30, 2018 is filed. Beginning with our short taxable year beginning October 1, 2018 and ending December 31, 2018, we intend to operate so as to qualify as a REIT under the Code. As a REIT, we will not be subject to federal income taxes on income and gains distributed to the stockholders as long as certain requirements are satisfied, principally relating to the nature of income and the level of distributions, as well as other factors.
The level of our investment activity depends on many factors, including the amount of debt and equity capital available to prospective borrowers, the level of refinancing activity for such companies, the availability of credit to finance transactions, the general economic environment and the competitive environment for the types of investments we make. Our distributions may exceed our earnings. Therefore, portions of the distributions that we make may represent a return of capital to investors for tax purposes, which will lower investors’ tax basis in their shares.
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
About Terra Capital Partners
Terra Capital Partners, an affiliate of Terra Income Advisors, is a real estate finance and investment firm based in New York City that focuses primarily on the origination and management of mezzanine loans, as well as first mortgage loans, bridge loans and preferred equity investments in all major property types. Since its formation in 2001 and its commencement of operations in 2002, Terra Capital Partners has been engaged in providing financing on commercial properties of all major property types throughout the United States. In the lead up to the global financial crisis in 2007, believing that the risks associated with commercial real estate markets had grown out of proportion to the potential returns from such markets, Terra Capital Partners sold 100% of its interest in its portfolio. It was not until mid-2009, after its assessment that commercial mortgage markets would begin a period of stabilization and growth, that Terra Capital Partners began to sponsor new investment vehicles, which included the Terra Income Funds, to again provide debt capital to commercial real estate markets. The financings provided by all vehicles managed by Terra Capital Partners from January 2004 through December 31, 2018 have been secured by approximately 11.6 million square feet of office properties, 3.5 million square feet of retail properties, 3.8 million square feet of industrial properties, 4,457 hotel rooms and 25,210 apartment units. The value of the properties underlying this capital was approximately $7.4 billion based on appraised values as of the closing dates. None of the financings extended by Terra Capital Partners and its affiliates have suffered any loss of principal. In addition to its extensive experience originating and managing debt financings, Terra Capital Partners and its affiliates have owned and operated over six million square feet of office and industrial space between 2005 and 2007, and this operational experience further informs its robust origination and underwriting standards and would be beneficial should our Adviser need to foreclose on a property underlying a financing. As of the date of this transition report on Form 10-K, Terra Capital Partners and its affiliates employed 27 persons.
Terra Capital Partners is wholly owned by Axar since November 30, 2018. Axar is an investment manager registered under the Advisers Act with over $800 million in assets under management, headquartered in New York City and founded by Andrew M. Axelrod, Axar focuses on value-oriented and opportunistic investing across the capital structure and multiple sectors. The firm seeks attractive prices relative to intrinsic value and invests in event-driven situations with clear catalysts and asymmetric return potential. Axar’s senior real estate team has worked together for over five years, having previously built the $3 billion real estate business at Mount Kellett Capital Management, LP, or Mount Kellett Capital Management. Axar has a deep network of industry relationships including institutional investors (for both public and private investments), operators, advisers and senior lenders.
Terra Capital Partners is led by Vikram S. Uppal (Chief Executive Officer), Andrew M. Axelrod (Chairman), Bruce D. Batkin (Vice Chairman), Simon J. Mildé (Vice Chairman), Gregory M. Pinkus (Chief Financial Officer) and Daniel Cooperman (Chief Originations Officer). Mr. Batkin, the founder of Terra Capital Partners, resigned as Chief Executive Office and assumed the role of Vice Chairman on December 1, 2018. Mr. Uppal has served as Chief Executive Officer since December 1, 2018 and as Chief Investment Officer since February 2018. Mr. Axelrod assumed his current role as Chairman in February 2018. Members of the Terra Capital Partners management team have broad based, long-term relationships with major financial institutions, property owners and commercial real estate service providers. The entire senior management team has held leadership roles at many top international real estate and investment banking firms, including Mount Kellett Capital Management, Jones Lang Wootton (formerly Jones Lang LaSalle Incorporated and now JLL), Merrill Lynch, Donaldson, Lufkin and Jenrette Securities Corporation (now Credit Suisse (USA) Inc.) and ABN Amro Bank N.V.
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
Terra Income Advisors’ management team has extensive experience in originating, acquiring, structuring, managing and disposing of real estate-related loans similar to the types of loans in which we intend to invest. In order to meet our investment objectives, we generally seek to follow the following investment criteria:

•	focus primarily on the origination of new loans;

•	focus on loans backed by properties in the United States;

•	invest primarily in floating rate rather than fixed rate loans, but we reserve the right to make debt investments that bear interest at a fixed rate;

•	invest in loans expected to be repaid within one to five years;

•	maximize current income;

•	lend to creditworthy borrowers;

•	construct a portfolio that is diversified by property type, geographic location, tenancy and borrower;

•	source off-market transactions; and

•	hold investments until maturity unless, in our adviser’s judgment, market conditions warrant earlier disposition.

While the size of each of our investments generally ranges between $3 million and $20 million, our investments ultimately are at the discretion Terra Income Advisors, subject to oversight by our Board. We focus on smaller, middle market loans which are financing properties in primary and secondary markets because we believe these loans are subject to less competition, offer higher risk adjusted returns than larger loans with similar risk metrics and facilitate portfolio diversification.
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
Significant Experience of Terra Capital Partners
Terra Capital Partners provides Terra Income Advisors with all of its key investment personnel. Terra Capital Partners has developed a reputation within the commercial real estate finance industry as a leading sophisticated real estate investment and asset management company with a 17-year track record in originating, underwriting and managing commercial real estate and real estate-related loans, preferred equity investments and investments with similar characteristics to the assets that we acquire. We believe we benefit from the depth and the disciplined approach Terra Capital Partners brings to its underwriting and investment management processes to structure and manage investments prudently. In addition to its extensive experience originating and managing debt financings, Terra Capital Partners and its affiliates have owned and operated over six million square feet of office and industrial space between 2005 and 2007, and this operational experience has further informed its robust origination and underwriting standards.
On November 13, 2018, Terra Capital Partners announced that Vikram S. Uppal, who served as its Chief Investment Officer, was appointed the Chief Executive Officer of Terra Capital Partners, effective December 1, 2018. Mr. Uppal succeeds Bruce D. Batkin, the founder of Terra Capital Partners, who assumed the role of Vice Chairman. Mr. Uppal was a Partner of Axar and its Head of Real Estate. Prior to Axar, Mr. Uppal was a Managing Director on the Investment Team at Fortress Investment Group’s Credit and Real Estate Funds and Co-Head of North American Real Estate Investments at Mount Kellett Capital Management, a private investment organization with over $7 billion of assets under management.
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
Mezzanine Loans. These are loans secured by ownership interests in an entity that owns commercial real estate and generally finance the acquisition, refinancing, rehabilitation or construction of commercial real estate. Mezzanine loans may be either short-term (one-to-five year) or long-term (up to 10-year) and may be fixed or floating rate. We may originate mezzanine loans backed by high-quality properties in the United States that fit our investment strategy. We may own such mezzanine loans directly or we may hold a participation in a mezzanine loan or a sub-participation in a mezzanine loan. These loans are predominantly current-pay loans (although there may be a portion of the interest that accrues) and may provide for participation in the value or cash flow appreciation of the underlying property as described below. We invest in mezzanine loans with loan-to-value ratios ranging from 60% to 80%. With the credit market disruption and resulting dearth of capital available in this part of the capital structure, we believe that the opportunities to both directly originate and to buy mezzanine loans from third-parties on favorable terms will continue to be attractive.
Preferred Equity Investments. These are investments in preferred membership interests in an entity that owns commercial real estate and generally finance the acquisition, refinancing, rehabilitation or construction of commercial real estate. These investments are expected to have similar characteristics to and returns as mezzanine loans.
Subordinated Mortgage Loans (B-notes). B-notes include structurally subordinated first mortgage loans and junior participations in first mortgage loans or participations in these types of assets. Like first mortgage loans, these loans generally finance the acquisition, refinancing, rehabilitation or construction of commercial real estate. B-notes may be either short-term (one-to-five year) or long-term (up to 10-year), may be fixed or floating rate and are predominantly current-pay loans. We may originate current-pay B-notes backed by high-quality properties in the United States that fit our investment strategy. We may create B-notes by tranching our directly originated first mortgage loans generally through syndications of senior first mortgages or buy such assets directly from third-party originators. Due to the current credit market disruption and resulting dearth of capital available in this part of the capital structure, we believe that the opportunities to both directly originate and to buy B-notes from third-parties on favorable terms will continue to be attractive.
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
Common Stock
We will generally not be able to issue and sell our common stock at a price per share, after deducting selling commissions, broker-dealer fees, and dealer manager fees, that is below our net asset value (“NAV”) per share. See Item 1A “Risk Factors — Risk Related to Business Development Companies — Regulations governing our operation as a BDC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.” We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV of our common stock if our Board determines that such sale is in our best interests and that of our stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our Board, closely approximates the market value of such securities (less any distributing commission or discount). We may generally issue new shares of our common stock at a price below NAV per share in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances, subject to applicable requirements of the 1940 Act.
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
We cannot assure investors that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. All distributions will be paid at the discretion of our Board and will depend on our earnings, our net investment income, our financial condition, compliance with applicable BDC regulations and such other factors as our Board may deem relevant from time to time. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions.
Our distribution proceeds may exceed our earnings. Therefore, portions of the distributions that we make may represent a return of capital to investors for tax purposes, which will lower investors’ tax basis in their shares.
In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from borrowings in anticipation of future cash flow, which may constitute a return of stockholder capital and will lower investors’ tax basis in their shares. A return of capital generally is a return of each investor’s investment rather than a return of earnings or gains derived from our investment activities. As of December 31, 2018, a portion of the distributions paid to our stockholders constituted returns of capital.

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
In addition, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy to avail ourselves of new or different opportunities. Such changes could result in material differences to our strategies and plans as set forth in this transition report on Form 10-K and may result in our investment focus shifting from the areas of expertise of Terra Income Advisors to other types of investments in which Terra Income Advisors may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of each investor’s investment.
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
Our ability to maintain the security of customer, associate, third-party or company information could have an impact on our reputation and our results.

We have been, and likely will continue to be, subject to computer hacking, acts of vandalism or theft, malware, computer viruses or other malicious codes, phishing, employee error or malfeasance, catastrophes, unforeseen events or other cyber-attacks. To date, we have seen no material impact on our business or operations from these attacks or events. Any future significant compromise or breach of our data security, whether external or internal, or misuse of customer, associate, supplier or Company data, could result in significant costs, lost sales, fines, lawsuits, and damage to our reputation. However, the ever-evolving threats mean we and our third-party service providers and vendors must continually evaluate and adapt our respective systems and processes and overall security environment, as well as those of any companies we acquire. There is no guarantee that these measures will be adequate to safeguard against all data security breaches, system compromises or misuses of data. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in additional costs.
Risks Related to Terra Income Advisors and its Affiliates
We were the first publicly registered investment program sponsored by Terra Capital Partners and its affiliates, and therefore investors should not assume that the prior performance of any Terra Income Funds will be indicative of our future performance, or that our officers’ experience in managing those Terra Income Funds will be indicative of their ability to manage a publicly registered company. In addition, Terra Income Advisors has no prior experience managing a BDC. Therefore, investors should not assume that their experience in managing private investment programs will be indicative of their ability to comply with BDC election requirements.
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
Those private funds, including the Terra Income Funds, did not elect to be treated as BDCs, and were therefore not subject to the investment restrictions imposed by the 1940 Act. The 1940 Act and the Code impose numerous constraints on the operations of BDCs that do not apply to the other types of investment vehicles. For example, under the 1940 Act, BDCs are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private or thinly traded public companies. The failure to comply with these provisions in a timely manner could prevent us from qualifying as a BDC, which could result in adverse effects to us. Terra Income Advisors’ limited experience in managing a portfolio of assets under such constraints may hinder its ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objectives. The Terra Income Funds also were not subject to the distribution requirements imposed by the Code; thus, Terra REIT Advisors, LLC and Terra Fund Advisors, LLC, the managers of the Terra Income Funds, had greater flexibility in making investment and asset allocation decisions on behalf of the Terra Income Funds.
Terra Income Advisors’ management team consists of the same personnel that form the operations team of the managers of the Terra Income Funds. Terra Income Advisors has no prior experience managing a BDC. Therefore, Terra Income Advisors may not be able to successfully operate our business or achieve our investment objectives. As a result, an investment in our shares of common stock may entail more risk than the shares of common stock of a comparable company with a substantial operating history.
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
Regulations governing our operation as a BDC and a REIT will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.
Because we must distribute at least 90% of our REIT net taxable income and meet certain tests regarding the nature of its income and assets in order to maintain our qualification as a REIT, we will be unable to use those funds to make new investments. As a result, we will likely need to continually raise cash or borrow to fund new investments that we would otherwise acquire using the taxable income that we are required to distribute. At times, the sources and terms of funding may not be available to us on acceptable terms, if at all.
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
We expect to borrow for investment purposes. If the value of our assets declines, we may be unable to satisfy the asset coverage test, which would prohibit us from paying distributions and could prevent us from maintaining our qualification as a REIT. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous.
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
Our investments in debt securities and preferred and common equity securities involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Real estate company issuers are subject to the inherent risks associated with real estate and real estate-related investments discussed in this transition report on Form 10-K. Issuers that are debt finance companies are subject to the inherent risks associated with structured financing investments also discussed in this transition report on Form 10-K. Furthermore, debt securities and preferred and common equity securities may involve greater risk of loss than secured debt financings due to a variety of factors, including that such investments are generally unsecured and may also be subordinated to other obligations of the issuer. As a result, investments in debt securities and preferred and common equity securities are subject to risks of (i) limited liquidity in the secondary trading market, (ii) substantial market price volatility resulting from changes in prevailing interest rates, (iii) subordination to the prior claims of banks and other senior lenders to the issuer, (iv) the operation of mandatory sinking fund or call or redemption provisions during periods of declining interest rates that could cause the issuer to reinvest redemption proceeds in lower yielding assets, (v) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations and (vi) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic downturn. These risks may adversely affect the value of outstanding debt securities and preferred and common equity securities and the ability of the issuers thereof to make principal, interest and distribution payments to us.
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
On March 23, 2018, the U.S. Congress approved the Small Business Credit Availability Act which reduces the asset coverage ratio from 200% to 150% subject to the approval of stockholders or the board of directors. As of December 31, 2018, we have not obtained approval for the reduction in the asset coverage ratio from our stockholders or our Board. If we did obtain approval in the future, we would therefore be permitted to incur leverage beyond the current limitations of the 1940 Act, which would further increase the risks of loss in the event of a decline in the value of our assets. This legislation would also increase the risks of an investment in our common stock.
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
Risks Related to our REIT Status and Certain Other Tax Items
If we do not qualify as a REIT, we will be subject to tax as a regular corporation and could face a substantial tax liability.
We intend to operate so as to qualify as a REIT under the Code beginning with our short taxable year beginning October 1, 2018 and ending December 31, 2018. However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Notwithstanding the availability of cure provisions in the Code, various compliance requirements could be failed and could jeopardize our REIT status. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to maintain our qualification as a REIT. If we fail to qualify as a REIT in any tax year, then:

•
we would be taxed as a regular domestic corporation, ineligible to deduct dividends paid to stockholders in computing taxable income and being subject to federal income tax on our taxable income at regular corporate income tax rates;

•	any resulting tax liability could be substantial and could have a material adverse effect on distributions to our shareholders and our value; and

•	we generally would not be eligible to requalify as a REIT for the subsequent four full taxable years.
We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the price of our common stock.
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. The 2017 tax reform legislation commonly referred to as the Tax Cuts and Jobs Act has resulted in fundamental changes to the Code, with many of the changes applicable to individuals applying only through December 31, 2025. Among the numerous changes included in the Tax Cuts and Jobs Act is a deduction of 20% of ordinary REIT dividends for individual taxpayers for taxable years through 2025.
Although REITs generally receive certain tax advantages compared to entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. As a result, our charter authorizes our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that changes to U.S. federal income tax laws and regulations or other considerations mean it is no longer in our best interests to qualify as a REIT.
We cannot assure you that future changes will not adversely affect the taxation of our stockholders. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets.
The preferred equity investments we intend to make may make us unable to maintain our qualification as a REIT under the Code.
Part of our investment strategy involves investments in preferred limited liability company membership interests or partnership interests that own commercial real estate. There is no specific guidance addressing the treatment of preferred equity investments as debt or equity for federal income tax purposes. We hold preferred equity investments and treat them as loans secured by real property for U.S. federal income tax purposes, which are qualifying assets for purposes of the REIT asset tests and produce qualifying income for purposes of the REIT gross income tests. If our preferred equity investments are treated as partnership interests for U.S. federal income tax purposes, rather than as loans, we will be treated as owning our share of the assets held by the limited liability company or partnership that issued the preferred equity interest and we will be treated as receiving our proportionate share of the income of that entity. If that limited liability company or partnership owns nonqualifying assets or earns nonqualifying income, we may not be able to satisfy all of the REIT gross income and asset tests. Even if the IRS were to respect our preferred equity investments as loans, if the IRS did not treat such loans as secured by a mortgage on real property (which, in form, is not the case), such loans would not be qualifying assets for purposes of the 75% asset test and would violate the 10% value test, and interest thereon would not be qualifying income for purposes of the 75% gross income test. If we are unable to maintain our qualification as a REIT for U.S. federal income tax purposes, we will be subject to corporate-level income tax, and your investment in us would be adversely impacted.
To maintain our REIT status, we may have to borrow funds on a short-term basis during unfavorable market conditions.
To qualify as a REIT, we generally must distribute annually to our stockholders a minimum of 90% of our net taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains. We will be subject to regular corporate income taxes on any undistributed REIT taxable income each year. Additionally, we will be subject to a 4% nondeductible excise tax on any amount by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from previous years. Payments we make to our stockholders under our share repurchase plan will not be taken into account for purposes of these distribution requirements. If we do not have sufficient cash to make distributions necessary to preserve our REIT status for any year or to avoid taxation, we may be forced to borrow funds or sell assets even if the market conditions at that time are not favorable for these borrowings or sales. These options could increase our costs or reduce our equity.
Compliance with REIT requirements may cause us to forego otherwise attractive opportunities, which may hinder or delay our ability to meet our investment objectives and reduce your overall return.
To qualify as a REIT, we are required at all times to satisfy tests relating to, among other things, the sources of our income, the nature and diversification of our assets, the ownership of our stock and the amounts we distribute to our stockholders. Compliance with the REIT requirements may impair our ability to operate solely on the basis of maximizing profits. For example, we may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution.

Compliance with REIT requirements may force us to liquidate or restructure otherwise attractive investments.
To qualify as a REIT, at the end of each calendar quarter, at least 75% of the value of our assets must consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than qualified real estate assets and government securities) generally cannot include more than 10% of the voting securities of any one issuer or more than 10% of the value of the outstanding securities of more than any one issuer (other than securities that qualify for the straight debt safe harbor) unless we and such issuer jointly elect for such issuer to be treated as a “taxable REIT subsidiary” under the Code. Debt will generally meet the “straight debt” safe harbor if the debt is a written unconditional promise to pay on demand or on a specified date a certain sum of money, the debt is not convertible, directly or indirectly, into stock, and the interest rate and the interest payment dates of the debt are not contingent on the profits, the borrower’s discretion, or similar factors. Additionally, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, no more than 20% of the value of our assets may be represented by securities of one or more taxable REIT subsidiaries and no more than 25% of the value of our assets may consist of “nonqualified publicly offered REIT debt investments.” If we fail to comply with these requirements at the end of any calendar quarter, we must dispose of a portion of our assets within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions in order to avoid losing our REIT qualification and suffering adverse tax consequences. In order to satisfy these requirements and maintain our qualification as a REIT, we may be forced to liquidate assets from our portfolio or not make otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
Our charter does not contain restrictions generally found in REIT charters regarding the ownership and transfer of our stock that are intended to assist with satisfying the share ownership requirements for REIT qualification, and we cannot ensure that transfers will not occur that would cause us to no longer satisfy the share ownership requirements.
In order to qualify as a REIT under the Code, not more than 50% of the value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (including certain entities treated as individuals for this purpose) during the last half of a taxable year. The constructive ownership rules under the Code are complex and may cause shares of the outstanding common stock owned by a group of related persons to be deemed to be constructively owned by one person. Our charter does not contain restrictions generally found in REIT charters regarding the ownership and transfer of our stock that are intended to assist with satisfying the share ownership requirements. We currently satisfy the share ownership requirements; however, it is possible that transfers of our outstanding common stock could cause us to no longer satisfy the share ownership requirements.
We may incur tax liabilities that would reduce our cash available for distribution to you.
Even if we qualify and maintain our status as a REIT, we may become subject to U.S. federal income taxes and related state and local taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. Similarly, if we were to fail an income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect) we would be subject to tax on the income that does not meet the income test requirements. We also may decide to retain net capital gain we earn from the sale or other disposition of our investments and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also may be subject to state and local taxes on our income or property, including franchise, payroll, mortgage recording and transfer taxes, either directly or at the level of the other companies through which we indirectly own our assets, such as our taxable REIT subsidiaries, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to you.
Our board of directors is authorized to revoke our REIT election without stockholder approval, which may cause adverse consequences to our stockholders.
Our charter authorizes our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that changes to U.S. federal income tax laws and regulations or other considerations mean it is no longer in our best interests to qualify as a REIT. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in our best interests and in the best interests of our stockholders. In this event, we would become subject to U.S. federal income tax on our taxable income and we would no longer be required to distribute most of our net income to our stockholders, which may cause a reduction in the total return to our stockholders.
You may have current tax liability on distributions you elect to reinvest in our common stock.
If you participate in our distribution reinvestment plan, you will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-

free return of capital. Therefore, unless you are a tax-exempt entity, you may be forced to use funds from other sources to pay your tax liability on the reinvested dividends.
Modification of the terms of our commercial real estate debt investments in conjunction with reductions in the value of the real property securing such loans could cause us to fail to continue to qualify as a REIT.
Our commercial real estate (“CRE”) debt and securities investments may be materially affected by a weak real estate market and economy in general. As a result, many of the terms of our CRE debt may be modified to avoid taking title to a property. Under Treasury Regulations, if the terms of a loan are modified in a manner constituting a “significant modification,” such modification triggers a deemed exchange of the original loan for the modified loan. In general, if a loan is secured by real property and other property, the value of the personal property securing the loan exceeds 15% of the value of all property securing the loan and the highest principal amount of the loan outstanding during a taxable year exceeds the fair market value of the real property securing the loan determined as of the date we agreed to acquire the loan or the date we significantly modified the loan, a portion of the interest income from such loan will not be qualifying income for purposes of the 75% gross income test although it may nevertheless be qualifying income for purposes of the 95% gross income test. A portion of the loan may also be a non-qualifying asset for purposes of the 75% asset test. The non-qualifying portion of such a loan would be subject to, among other requirements, the requirement that a REIT not hold securities representing more than 10% of the total value of the outstanding securities of any one issuer, or the 10% value test.
IRS Revenue Procedure 2014-51 provides a safe harbor pursuant to which we will not be required to redetermine the fair market value of the real property securing a loan for purposes of the gross income and asset tests discussed above in connection with a loan modification that is: (i) occasioned by a borrower default; or (ii) made at a time when we reasonably believe that the modification to the loan will substantially reduce a significant risk of default on the original loan. No assurance can be provided that all of our loan modifications will qualify for the safe harbor in Revenue Procedure 2014-51. To the extent we significantly modify loans in a manner that does not qualify for that safe harbor, we will be required to redetermine the value of the real property securing the loan at the time it was significantly modified. In determining the value of the real property securing such a loan, we generally will not obtain third-party appraisals, but rather will rely on internal valuations. No assurance can be provided that the IRS will not successfully challenge our internal valuations. If the terms of our debt investments are “significantly modified” in a manner that does not qualify for the safe harbor in Revenue Procedure 2014-51 and the fair market value of the real property securing such loans has decreased significantly, we could fail the 75% gross income test, the 75% asset test, the 5% asset test and/or the 10% value test. Unless we qualified for relief under certain Internal Revenue Code cure provisions, such failures could cause us to fail to continue to qualify as a REIT.
Our acquisition of debt or securities investments may cause us to recognize income for federal income tax purposes even though no cash payments have been received on the investments.
We may acquire debt or securities investments in the secondary market for less than their face amount. The amount of such discount will generally be treated as a “market discount” for federal income tax purposes. If these debt or securities investments provide for “payment-in-kind” interest, we may recognize “original issue discount,” or OID, for federal income tax purposes. Moreover, we may acquire distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt constitute “significant modifications” under the applicable Treasury Regulations, the modified debt may be considered to have been reissued to us in a debt-for-debt exchange with the borrower. In that event, if the debt is considered to be “publicly traded” for federal income tax purposes, the modified debt in our hands may be considered to have been issued with OID to the extent the fair market value of the modified debt is less than the principal amount of the outstanding debt. In the event the debt is not considered to be “publicly traded” for federal income tax purposes, we may be required to recognize taxable income to the extent that the principal amount of the modified debt exceeds our cost of purchasing it. Also, certain loans that we originate and later modify and certain previously modified debt we acquire in the secondary market may be considered to have been issued with the OID at the time it was modified.
In general, we will be required to accrue OID on a debt instrument as taxable income in accordance with applicable federal income tax rules even though no cash payments may be received on such debt instrument on a current basis.
In the event a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income. Similarly, we may be required to accrue interest income with respect to subordinate mortgage-backed securities at the stated rate regardless of when their corresponding cash payments are received.
In order to meet the REIT distribution requirements, it might be necessary for us to arrange for short-term or possibly long-term borrowings, or to pay distributions in the form of our shares or other taxable in-kind distributions of property. We may need to borrow funds at times when the market conditions are unfavorable. Such borrowings could increase our costs and reduce the value of a stockholders’ investment. In the event in-kind distributions are made, a stockholder’s tax liabilities associated with an investment in our common stock for a given year may exceed the amount of cash we distribute to stockholders during such year.

Complying with REIT requirements may limit our ability to hedge effectively.
The REIT provisions of the Internal Revenue Code may limit our ability to hedge our operations effectively. Our aggregate gross income from non-qualifying hedges, fees and certain other non-qualifying sources cannot exceed 5% of our annual gross income. As a result, we might have to limit our use of advantageous hedging techniques or implement those hedges through a taxable REIT subsidiary (“TRS”). Any hedging income earned by a TRS would be subject to federal, state and local income tax at regular corporate rates. This could increase the cost of our hedging activities or expose us to greater risks associated with interest rate or other changes than we would otherwise incur.
Liquidation of assets may jeopardize our REIT qualification.
To qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to satisfy our obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% prohibited transaction tax on any resulting gain if we sell assets that are treated as dealer property or inventory.
Generally, ordinary dividends payable by REITs do not qualify for reduced U.S. federal income tax rates.
Currently, the maximum tax rate applicable to qualified dividend income payable to certain non-corporate U.S. stockholders is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rate. The more favorable rates applicable to regular corporate qualified dividends could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends. Through 2025, individual taxpayers may be entitled to claim a deduction in determining their taxable income of 20% of ordinary REIT dividends (dividends other than capital gain dividends and dividends attributable to certain qualified dividend income received by us), which reduces the effective tax rate on such dividends. You are urged to consult with your tax advisor regarding the effect of this change on your effective tax rate with respect to REIT dividends.
The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.
We own mezzanine loans, for which the IRS has provided a safe harbor but not rules of substantive law addressing whether such loans will be treated as real estate assets. Pursuant to the safe harbor, if a mezzanine loan meets certain requirements, it will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. Our mezzanine loans may not meet all of the requirements of this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the IRS could challenge such loan’s treatment as a real estate asset for purposes of the REIT asset and gross income tests and, if such a challenge were sustained, we could fail to qualify as a REIT.
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

Set forth below is a chart describing the classes of our securities outstanding as of December 31, 2018:

(1) Title of Class	(2) Amount Authorized	(3) Amount Held by Us or for Our Account	(4) Amount Outstanding Exclusive of Amount Under Column (3)
Common Stock	450,000,000	—	8,975,103
Since commencing operations, and through the end of the Offering on April 20, 2018, we had issued 8,878,606 shares of common stock for gross proceeds of $103.6 million, excluding shares pursuant to our DRIP. As of December 31, 2018, we had 2,316 record holders of our common stock.
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
The following table provides information with respect to our repurchases of shares of our common stock pursuant to our share repurchase program for the transition period ended December 31, 2018 and the year ended September 30, 2018:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Maximum Number of Shares Allowed to be Purchased as Part of Publicly Announced Plans or Programs
Transition Period Ended December 31, 2018:
October 1 to October 31, 2018	—	$—	—
November 1 to November 30, 2018	—	—	—
December 1 to December 31, 2018	61,161	9.56	163,674
	61,161	$9.56	163,674

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Maximum Number of Shares Allowed to be Purchased as Part of Publicly Announced Plans or Programs
Fiscal Year Ended September 30, 2018:
October 1 to October 31, 2017	—	$—	—
November 1 to November 30, 2017	—	—	—
December 1 to December 31, 2017	65,456	10.00	111,881
January 1 to January 31, 2018	—	—	—
February 1 to February 28, 2018	—	—	—
March 1 to March 31, 2018	34,980	9.86	163,674
April 1 to April 30, 2018	—	—	—
May 1 to May 31, 2018	—	—	—
June 1 to June 30, 2018	98,903	9.75	163,674
July 1 to July 31, 2018	—	—	—
August 1 to August 31, 2018	—	—	—
September 1 to September 30, 2018	167,421	9.67	163,674
	366,760	$9.77	602,903

Item 6. Selected Financial Data.
The selected financial and other data below should be read in conjunction with our “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto. Financial information is presented for the transition period ended December 31, 2018 and the fiscal years ended September 30, 2018, 2017, 2016, 2015 and 2014 which have been derived from our audited financial statements.

	Transition Period Ended December 31, 2018	Years Ended September 30,
		2018	2017	2016	2015	2014
Statement of operations data:
Total investment income	$2,649,375	$8,751,096	$5,257,725	$3,016,699	$66,822	$—
Base management fees	424,550	1,684,442	1,202,568	552,011	30,058	—
Servicing fees (1)	229,192	922,607	—	—	—	—
Incentive fees on capital gains (2)	30,846	39,172	90,459	27,928	—	—
All other expenses	906,467	3,380,887	4,070,709	5,469,315	1,720,870	32,676
Total operating expenses	1,591,055	6,027,108	5,363,736	6,049,254	1,750,928	32,676
Less: Expense reimbursement from Adviser	—	—	—	(576,755)	(1,690,300)	—
Less: Reduction of offering costs	—	—	(944,248)	—	—	—
Net operating expenses	1,591,055	6,027,108	4,419,488	5,472,499	60,628	32,676
Net investment income (loss)	1,058,320	2,723,988	838,237	(2,455,800)	6,194	(32,676)
Net change in unrealized appreciation on investments and obligations under participation agreements	154,229	219,895	444,687	139,640	—	—
Net increase (decrease) in net assets resulting from operations	$1,212,549	$2,943,883	$1,282,924	$(2,316,160)	$6,194	$(32,676)
Per share data (3):
Net asset value	$9.47	$9.56	$10.00	$10.06	$10.97	N/A
Net investment income (loss)	$0.12	$0.31	$0.15	$(0.99)	$0.01	N/A
Net increase (decrease) in net assets resulting from operations	$0.13	$0.34	$0.23	$(0.93)	$0.01	N/A
Distributions declared	$0.22	$0.87	$0.90	$1.00	$0.27	N/A
Balance sheet data at period end:
Investments, at fair value	$23,571,020	$29,174,139	$23,675,007	$26,723,922	$—	$—
Investments through participation, at fair value	55,915,765	43,246,193	22,121,382	2,022,814	2,000,000	—
Cash and cash equivalents	6,072,043	15,753,725	32,176,500	31,634,296	8,248,797	125,000
Restricted cash	1,300,021	1,513,891	1,547,407	836,434	—	—
Other assets	738,537	713,927	546,977	914,757	1,090,355	573,193
Total assets	87,597,386	90,401,875	80,067,273	62,132,223	11,339,152	698,193
Obligations under participation agreements, at fair value	—	1,809,101	1,820,502	14,560,606	—	—
Transaction charge payable (1)	—	—	—	2,191,734	—	—
Interest reserve and other deposits held on investments	1,300,021	1,513,891	1,547,407	836,434	—	—
Due to Adviser, net	593,027	576,219	707,927	1,498,808	608,423	—
Accrued expenses and other liabilities	665,319	729,254	657,144	569,893	569,657	605,869
Total liabilities	2,558,367	4,628,465	4,732,980	19,657,475	1,178,080	605,869
Total net assets	$85,039,019	$85,773,410	$75,334,293	$42,474,748	$10,161,072	$92,324

	Transition Period Ended December 31, 2018	Years Ended September 30,
		2018	2017	2016	2015	2014
Other data:
Total return (4)	5.29%	4.02%	8.10%	(0.26)%	(10.36)%	N/A
Weighted average annualized coupon rate at period end (5)	12.06%	12.59%	12.39%	13.27%	12.00%	N/A
Number of investments at period end	15	16	10	5	1	N/A
Purchases of investments for the period	$16,343,778	$31,935,831	$44,777,167	$26,299,670	$2,000,000	N/A
Proceeds from obligations under participation agreements for the period	$—	$—	$—	$14,300,000	$—	N/A
Principal payments and sales of investments for the period	$9,616,158	$6,179,599	$28,508,960	$—	$—	N/A
Repayments of obligations under participation agreements for the period	$1,791,000	$—	$12,863,770	$—	$—	N/A
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

(2)
Incentive fees on capital gains are based on 20% of net unrealized capital gains of $154,229 for the transition period ended December 31, 2018, and $219,895, $444,687 and $139,640 for the years ended September 30, 2018, 2017 and 2016, respectively. No incentive fees on capital gains are actually payable by us with respect to unrealized gains unless and until those gains are actually realized.

(3)
Per share data is only presented for periods subsequent to June 24, 2015, the date the Minimum Offering Requirement was met. The per share data for the year ended September 30, 2015 is based on shares outstanding from June 24, 2015 through September 30, 2015.

(4)
Total return is calculated assuming a purchase of shares of common stock at the current NAV per share on the first day and a sale at the current NAV per share on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under our distribution reinvestment plan. The total return does not consider the effect of any selling commissions or charges that may have been incurred in connection with the sale of shares of our common stock. Total return for the transition period ended December 31, 2018 was annualized. Total return for the fiscal year ended September 30, 2017 was 2.48% without the impact of reductions in offering costs and servicing fees.

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

N/A — not applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The information contained in this section should be read in conjunction with our audited financial statements and related notes thereto and other financial information included elsewhere in this Transition Report on Form 10-K. In this report, “we,” “us” and “our” refer to Terra Income Fund 6, Inc.
Please see Item 1A “Risk Factors” and “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.
Overview
We were incorporated under the general corporation laws of the State of Maryland on May 15, 2013 and commenced operations on June 24, 2015, upon the raising of gross proceeds in excess of the Minimum Offering Requirement. Prior to satisfying the Minimum Offering Requirement, we had no operations except for matters relating to our organization and registration. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act, and previously elected to be taxed for federal income tax purposes, beginning with our taxable year ended September 30, 2015, and qualified annually thereafter, as a RIC under Subchapter M of the Code. On December 31, 2018, we intend to change our tax election from taxation as a RIC to taxation as a REIT. The REIT tax election allows us to benefit from the preferential tax treatment afforded to RICs and REITs without us being subject to RIC-specific diversification restrictions. We intend to elect to be taxed as a REIT under the Code commencing with our short taxable year beginning October 1, 2018 and ending December 31, 2018. Concurrent with the intend to change in tax election, we changed our fiscal year end from September 30 to December 31 to satisfy the REIT requirement.
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
On February 8, 2018, Axar entered into an investment agreement with Terra Capital Partners and its affiliates pursuant to which Axar acquired from the respective owners thereof a 65.7% economic and voting interest in Terra Capital Partners and an initial 49% economic interest in Terra Income Advisors. On November 30, 2018, Axar purchased the remaining 34.3% economic interest in Terra Capital Partners. On January 23, 2019, we filed a Definitive Proxy Statement with the SEC seeking approval by a majority of our outstanding voting securities (as defined by the 1940 Act) of a new advisory and administrative services agreement between Terra Income Advisors and us at our 2018 annual meeting of stockholders to be held on April 25, 2019, at which time Axar will acquire the remaining 51% economic interest in Terra Income Advisors.
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
The level of our investment activity depends on many factors, including the amount of debt and equity capital available to prospective borrowers, the level of refinancing activity for such companies, the availability of credit to finance transactions, the general economic environment and the competitive environment for the types of investments we make. Our distributions may exceed our earnings. Therefore, portions of the distributions that we make may represent a return of capital to investors for tax purposes, which will lower investors’ tax basis in their shares.
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

	December 31, 2018
	Gross Investments		Transfers Treated as Obligations Under Participation Agreements		Net Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair value
370 Lex Part Deux, LLC	$15,148,875	$15,225,000	$—	$—	$15,148,875	$15,225,000
OHM Atlanta Owner, LLC	11,336,735	11,335,609	—	—	11,336,735	11,335,609
Residential X Mezz Concord LLC and Center Associates Mezz LLC	8,841,641	8,956,203	—	—	8,841,641	8,956,203
140 Schermerhorn Street Mezz LLC	7,530,018	7,574,247	—	—	7,530,018	7,574,247
Orange Grove Property Investors, LLC	6,625,110	6,733,003	—	—	6,625,110	6,733,003
YIP Santa Maria LLC	4,518,478	4,544,512	—	—	4,518,478	4,544,512
221 W. 17th Street Owner, LLC	4,223,149	4,241,552	—	—	4,223,149	4,241,552
NB Private Capital, LLC	4,212,203	4,284,030	—	—	4,212,203	4,284,030
Stonewall Station Mezz LLC	3,734,904	3,792,025	—	—	3,734,904	3,792,025
Dwight Mezz II LLC	3,000,000	3,106,630	—	—	3,000,000	3,106,630
City Gardens 333 LLC	2,888,629	2,914,245	—	—	2,888,629	2,914,245
Hertz Clinton One Mezzanine, LLC	2,448,572	2,722,123	—	—	2,448,572	2,722,123
TSG-Parcel 1, LLC	2,020,000	2,019,799	—	—	2,020,000	2,019,799
RS JZ Driggs, LLC	2,000,019	2,037,807	—	—	2,000,019	2,037,807
LD Milpitas Mezz, LP	—	—	—	—	—	—
	$78,528,333	$79,486,785	$—	$—	$78,528,333	$79,486,785

	September 30, 2018
	Gross Investments		Transfers Treated as Obligations Under Participation Agreements		Net Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair value
OHM Atlanta Owner, LLC	$11,336,735	$11,335,609	$—	$—	$11,336,735	$11,335,609
Residential X Mezz Concord LLC and Center Associates Mezz LLC	8,820,073	8,951,844	—	—	8,820,073	8,951,844
140 Schermerhorn Street Mezz LLC	7,517,719	7,587,039	—	—	7,517,719	7,587,039
Orange Grove Property Investors, LLC	6,612,684	6,731,423	—	—	6,612,684	6,731,423
KOP Hotel XXXI Mezz, LP.	5,794,295	5,829,326	1,798,229	1,809,101	3,996,066	4,020,225
YIP Santa Maria LLC	4,511,060	4,563,477	—	—	4,511,060	4,563,477
NB Private Capital, LLC	4,214,821	4,282,851	—	—	4,214,821	4,282,851
221 W. 17th Street Owner, LLC	4,205,900	4,240,238	—	—	4,205,900	4,240,238
CGI 1100 Biscayne Management Holdco, LLC	3,752,642	3,783,721	—	—	3,752,642	3,783,721
Stonewall Station Mezz LLC	3,512,849	3,574,088	—	—	3,512,849	3,574,088
Dwight Mezz II LLC	3,000,000	3,102,134	—	—	3,000,000	3,102,134
City Gardens 333 LLC	2,697,817	2,729,612	—	—	2,697,817	2,729,612
Hertz Clinton One Mezzanine, LLC	2,446,429	2,487,120	—	—	2,446,429	2,487,120
TSG-Parcel 1, LLC	2,020,000	2,019,799	—	—	2,020,000	2,019,799
RS JZ Driggs, LLC	1,162,215	1,202,051	—	—	1,162,215	1,202,051
LD Milpitas Mezz, LP	—	—	—	—	—	—
	$71,605,239	$72,420,332	$1,798,229	$1,809,101	$69,807,010	$70,611,231

	September 30, 2017
	Gross Investments		Transfers Treated as Obligations Under Participation Agreements		Net Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair value
OHM Atlanta Owner, LLC	$9,955,647	$10,091,628	$—	$—	$9,955,647	$10,091,628
140 Schermerhorn Street Mezz, LLC	7,468,766	7,565,359	—	—	7,468,766	7,565,359
KOP Hotel XXXI Mezz, LP.	5,786,133	5,866,063	1,795,696	1,820,502	3,990,437	4,045,561
YIP Santa Maria, LLC	4,481,473	4,538,492	—	—	4,481,473	4,538,492
Residential X Mezz Concord, LLC and Center Associates Mezz, LLC	4,175,118	4,315,751	—	—	4,175,118	4,315,751
GAHC3 Lakeview IN Medical Plaza, LLC	3,417,207	3,428,041	—	—	3,417,207	3,428,041
Dwight Mezz II, LLC	3,000,000	3,000,000	—	—	3,000,000	3,000,000
NB Factory JV, LLC	2,445,056	2,445,056	—	—	2,445,056	2,445,056
Hertz Clinton One Mezzanine, LLC	2,437,857	2,526,660	—	—	2,437,857	2,526,660
TSG-Parcel 1, LLC	2,020,000	2,019,339	—	—	2,020,000	2,019,339
	$45,187,257	$45,796,389	$1,795,696	$1,820,502	$43,391,561	$43,975,887

	Three Months Ended December 31,
	2018		2017
	Weighted Average Principal Amount	Weighted Average Coupon Rate	Weighted Average Principal Amount	Weighted Average Coupon Rate
Gross investments	$71,784,418	12.4%	$50,620,132	12.5%
Obligations under participation agreements	(1,428,261)	13.0%	(1,800,000)	13.0%
Net investments (1)	$70,356,157	12.4%	$48,820,132	12.5%

	Years Ended September 30,
	2018		2017		2016
	Weighted Average Principal Amount	Weighted Average Coupon Rate	Weighted Average Principal Amount	Weighted Average Coupon Rate	Weighted Average Principal Amount	Weighted Average Coupon Rate
Gross investments	$61,183,265	12.6%	$46,172,594	12.6%	$20,917,528	13.4%
Obligations under participation agreements	(1,800,000)	13.0%	(11,834,247)	13.7%	(11,272,951)	13.8%
Mortgage loan payable (2)	—	—%	(465,753)	5.8%	—	—
Net investments (1)	$59,383,265	12.6%	$33,872,594	12.9%	$9,644,577	12.8%
_______________

(1)
The weighted average coupon rate for net investments represents net interest income over the period calculated using the weighted average coupon rate and weighted average principal amount shown on the table (interest income on the investments less interest expense) divided by the weighted average principal amount of the net investments during the period.

(2)	The mortgage loan payable was repaid prior to September 30, 2017.

Portfolio Investment Activity
For the transition period ended December 31, 2018, we invested $16.3 million in new loans and had $9.6 million of repayments, resulting in net gross investments of $6.7 million. For the comparable prior year period ended December 31, 2017, we invested $8.7 million in new loans and had no repayments, resulting in net gross investments made of $8.7 million.

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
Our portfolio composition, based on fair value at December 31, 2018, September 30, 2018 and September 30, 2017, was as follows:

	December 31, 2018
	Investments at Fair Value	Percentage of Total Portfolio	Weighted Average Coupon Rate (1)
Loans	$23,571,020	29.7%	12.2%
Loans through participation interest	55,915,765	70.3%	12.0%
Total	$79,486,785	100.0%	12.1%

	September 30, 2018			September 30, 2017
	Investments at Fair Value	Percentage of Total Portfolio	Weighted Average Coupon Rate (1)	Investments at Fair Value	Percentage of Total Portfolio	Weighted Average Coupon Rate (1)
Loans	$29,174,139	40.3%	12.4%	$23,675,007	51.7%	12.4%
Loans through participation interest	43,246,193	59.7%	12.7%	22,121,382	48.3%	12.3%
Total	$72,420,332	100.0%	12.6%	$45,796,389	100.0%	12.4%
_______________

(1)	Based upon the principal value of our debt investments.
The following table shows the portfolio composition by property type grouping based on fair value at December 31, 2018, September 30, 2018 and September 30, 2017:

	December 31, 2018		September 30, 2018		September 30, 2017
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Office	$17,947,123	22.6%	$2,487,120	3.4%	$5,954,701	13.0%
Hotel	15,910,784	20.0%	25,337,651	35.1%	17,969,914	39.2%
Land	13,355,408	16.8%	13,355,408	18.4%	12,110,967	26.5%
Multifamily	10,994,010	13.8%	10,153,895	14.0%	4,315,751	9.4%
Condominium	10,974,555	13.8%	10,971,661	15.1%	—	—%
Student housing	10,304,905	13.0%	10,114,597	14.0%	5,445,056	11.9%
Total	$79,486,785	100.0%	$72,420,332	100.0%	$45,796,389	100.0%

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
As of December 31, 2018, we did not have any funded obligations under participation agreements. As of September 30, 2018 and 2017, obligations under participation agreements at fair value totaled $1.8 million and $1.8 million, respectively, and the fair value of the loans that are associated with these obligations under participation agreements was $5.8 million and $5.9 million, respectively. For the transition period ended December 31, 2018, we did not sell any investments to affiliates through participation agreements and made $1.8 million of repayments on obligations under participation agreements. For the year ended September 30, 2018, we did not sell any investments to affiliates through participation agreements and did not make any repayments on obligations under participation agreements. For the year ended September 30, 2017, we did not sell any investments to affiliates through participation agreements and made $12.9 million of repayments on obligations under participation agreements, including PIK interest of $0.4 million. For the year ended September 30, 2016, we sold $14.3 million of investments to affiliates through participation agreements and did not make any repayments on obligations under participation agreements. The weighted average interest rate on our obligations under participation agreements was approximately 13.0% as of both September 30, 2018 and 2017.
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
Operating results for the transition period ended December 31, 2018 and the comparable period ended December 31, 2017 were as follows:

	Three Months Ended December 31,
	2018	2017	Change
Total investment income	$2,649,375	$1,823,887	$825,488
Total operating expenses	1,591,055	1,490,497	100,558
Less: Expense reimbursement from Adviser	—	—	—
Less: Reduction of offering costs	—	—	—
Net operating expenses	1,591,055	1,490,497	100,558
Net investment income	1,058,320	333,390	724,930
Net change in unrealized depreciation on investments	143,358	(22,969)	166,327
Net change in unrealized depreciation on obligations under participation agreements	10,871	13,634	(2,763)
Net increase in net assets resulting from operations	$1,212,549	$324,055	$888,494

Operating results for the years ended September 30, 2018, 2017 and 2016 were as follows:

	Years Ended September 30,
	2018	2017	Change	2017	2016	Change
Total investment income	$8,751,096	$5,257,725	$3,493,371	$5,257,725	$3,016,699	$2,241,026
Total operating expenses	6,027,108	5,363,736	663,372	5,363,736	6,049,254	(685,518)
Less: Expense reimbursement from Adviser	—	—	—	—	(576,755)	576,755
Less: Reduction of offering costs	—	(944,248)	944,248	(944,248)	—	(944,248)
Net operating expenses	6,027,108	4,419,488	1,607,620	4,419,488	5,472,499	(1,053,011)
Net investment income (loss)	2,723,988	838,237	1,885,751	838,237	(2,455,800)	3,294,037
Net change in unrealized appreciation on investments	205,961	416,920	(210,959)	416,920	192,212	224,708
Net change in unrealized depreciation (appreciation) on obligations under participation agreements	13,934	27,767	(13,833)	27,767	(52,572)	80,339
Net increase (decrease) in net assets resulting from operations	$2,943,883	$1,282,924	$1,660,959	$1,282,924	$(2,316,160)	$3,599,084
Investment Income
The composition of our investment income for the transition periods ended December 31, 2018 and the comparable period ended December 31, 2017 were as follows:

	Three Months Ended December 31,
	2018	2017	Change
Interest income	$2,635,214	$1,787,889	$847,325
Other fee income	14,161	35,998	(21,837)
Total investment income	$2,649,375	$1,823,887	$825,488
The composition of our investment income for the years ended September 30, 2018, 2017 and 2016 were as follows:

	Years Ended September 30,
	2018	2017	Change	2017	2016	Change
Interest income	$8,649,725	$4,916,169	$3,733,556	$4,916,169	$3,003,645	$1,912,524
Prepayment fee income	—	63,960	(63,960)	63,960	—	63,960
Other fee income	101,371	277,596	(176,225)	277,596	13,054	264,542
Total investment income	$8,751,096	$5,257,725	$3,493,371	$5,257,725	$3,016,699	$2,241,026
Interest Income
For the transition period ended December 31, 2018 as compared to the same period in 2017, interest income increased by $0.8 million, primarily due to an increase in contractual interest income of $0.7 million resulting from a higher weighted average principal balance slightly offset by a decrease in the weighted average coupon rate on our investments.
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
For the transition period ended December 31, 2018 and the comparable period ended December 31, 2017, we did not receive any prepayment fee income
2018 — For the year ended September 30, 2018, we did not receive any prepayment fee income.
2017 — For the year ended September 30, 2017, we received a prepayment fee of $0.1 million from the early repayment of a loan.
2016 — For the year ended September 30, 2016, we did not receive any prepayment fee income.
Other Fee Income
For the transition period ended December 31, 2018 as compared to the same period in 2017, other fee income remained substantially the same.
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
Operating Expenses
The composition of our operating expenses for the transition period ended December 31, 2018 and the comparable period ended December 31, 2017 were as follows:

	Three Months Ended December 31,
	2018	2017	Change
Base management fees	$424,550	$392,563	$31,987
Incentive fees on capital gains	30,846	(3,389)	34,235
Operating expense reimbursement to Adviser	234,191	206,678	27,513
Servicing fees	229,192	207,055	22,137
Professional fees	516,625	299,661	216,964
Interest expense from obligations under participation agreements	58,221	60,435	(2,214)
Marketing expenses	—	235,598	(235,598)
Directors’ fees	34,625	34,625	—
Insurance expense	52,977	53,469	(492)
General and administrative expenses	9,828	3,802	6,026
Total operating expenses	1,591,055	1,490,497	100,558
Less: Expense reimbursement from Adviser	—	—	—
Less: Reduction of offering costs	—	—	—
Net operating expenses	$1,591,055	$1,490,497	$100,558

The composition of our operating expenses for the years ended September 30, 2018, 2017 and 2016 were as follows:

	Years Ended September 30,
	2018	2017	Change	2017	2016	Change
Base management fees	$1,684,442	$1,202,568	$481,874	$1,202,568	$552,011	$650,557
Incentive fees on capital gains	39,172	90,459	(51,287)	90,459	27,928	62,531
Operating expense reimbursement to Adviser	879,892	530,619	349,273	530,619	318,550	212,069
Servicing fees	922,607	—	922,607	—	—	—
Professional fees	1,451,933	1,071,089	380,844	1,071,089	981,038	90,051
Interest expense from obligations under participation agreements	239,783	838,860	(599,077)	838,860	1,598,976	(760,116)
Marketing expenses	327,168	777,058	(449,890)	777,058	876,877	(99,819)
Amortization of deferred offering costs	114,132	375,748	(261,616)	375,748	1,312,811	(937,063)
Directors’ fees	117,875	113,000	4,875	113,000	123,125	(10,125)
Insurance expense	212,771	213,870	(1,099)	213,870	219,715	(5,845)
Interest expense on mortgage loan payable	—	35,974	(35,974)	35,974	—	35,974
General and administrative expenses	37,333	114,491	(77,158)	114,491	38,223	76,268
Total operating expenses	6,027,108	5,363,736	663,372	5,363,736	6,049,254	(685,518)
Less: Expense reimbursement from Adviser	—	—	—	—	(576,755)	576,755
Less: Reduction of offering costs	—	(944,248)	944,248	(944,248)	—	(944,248)
Net operating expenses	$6,027,108	$4,419,488	$1,607,620	$4,419,488	$5,472,499	$(1,053,011)
For the transition period ended December 31, 2018 as compared to the same period in 2017, total operating expenses increased by $0.1 million. For the year ended September 30, 2018 as compared to the same period in 2017, total operating expenses increased by $0.7 million. For the year ended September 30, 2017 as compared to the same period in 2016, total operating expenses decreased by $0.7 million. The reasons for the changes are stated below.
Base Management Fees
Under the Investment Advisory Agreement, we pay Terra Income Advisors a base management fee, which is calculated at an annual rate of 2.0% of our average gross assets.
For the transition period ended December 31, 2018 as compared to the same period in 2017, base management fees remained substantially the same as our gross assets remained substantially the same.
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
For the transition period ended December 31, 2018 as compared to the same period in 2017, operating expense reimbursed to Terra Income Advisors remained substantially the same.
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
For the transition period ended December 31, 2018 as compared to the same period in 2017, servicing fees were substantially the same.
For the year ended September 30, 2018, we recorded servicing fees of $0.9 million. There were no servicing fees recorded for the years ended September 30, 2017 and 2016.
Professional Fees
For the transition period ended December 31, 2018 as compared to the same period in 2017, professional fees increased by $0.2 million, primarily due to professional fees incurred related to the additional SEC financial statement audit and reporting requirements in relation to the filing of our transition report on Form 10-K.
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
Interest Expense from Obligations under Participation Agreements
For the transition period ended December 31, 2018 as compared to the same period in 2017, interest expense from obligations under participation agreements decreased slightly due to a slight decrease in weighted average outstanding balance on obligations under participation agreements. The weighted average interest rate on obligations under participation agreements was the same for both periods and therefore had no impact on the change in interest expense from obligations under participation agreements.
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
Marketing Expenses
For the transition period ended December 31, 2018, we did not recognize any marketing expenses, compared to the recognition of $0.2 million of marketing expense for the same period in 2017, primarily due to the ending of the Offering on April 20, 2018.
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
For the transition period ended December 31, 2018 and the comparable period ended December 31, 2017, there was no amortization of offering costs.

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
Pursuant to the terms of the Expense Support Agreement, we have agreed to reimburse Terra Income Advisors for each Expense Support Payment within three years after such Expense Support Payment is made by Terra Income Advisors. Reimbursement shall be made as promptly as possible on a date mutually agreed to by us and Terra Income Advisors provided that (i) the operating expense ratio, defined as operating expenses excluding organization and offering expenses, base management fees, incentive fees and any interest expense attributable to indebtedness by us (“Net Operating Expenses”) expressed as a percentage of our net assets on the relevant measurement date, as of such reimbursement date is equal to or less than the operating expense ratio as of the Expense Support Payment date attributable to such specified Expense Support Payment, (ii) the annualized distribution rate (exclusive of any U.S. GAAP return of capital) as of such reimbursement date is equal to or greater than the annualized distribution rate as of the Expense Support Payment date attributable to such specified Expense Support Payment; (iii) such reimbursement date is not later than three years following such specified Expense Support Payment date; and (iv) the Expense Support Payment does not cause our Net Operating Expenses to exceed 1.5% of our net assets attributable to common shares, after taking such reimbursement into account. Terra Income Advisors is entitled to reimbursement of all previously unreimbursed Expense Support Payments in the event of termination of the Expense Support Agreement. As of December 31, 2018, we have not reimbursed Terra Income Advisors for any Expense Support Payments because the conditions for reimbursement have not been met. As of December 31, 2018, all of the Expense Support Payments are no longer eligible for reimbursement because the three-year period has elapsed.
For the transition period ended December 31, 2018 and the comparable period ended December 31, 2017, there were no expenses reimbursed by Terra Income Advisors.
2018 — For the year ended September 30, 2018, there were no expenses reimbursed by Terra Income Advisors.
2017 — For the year ended September 30, 2017, there were no expenses reimbursed by Terra Income Advisors.
2016 — For the year ended September 30, 2016, we recognized expense reimbursements made by Terra Income Advisors of $0.6 million, which are included in the statements of operations.
Reduction of Offering Costs
For the transition period ended December 31, 2018 and the comparable period ended December 31, 2017, we did not record any reduction of offering costs.
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
For the transition period ended December 31, 2018 as compared to the comparable period ended December 31, 2017, net change in unrealized appreciation on investments increased by $0.2 million and net change in unrealized depreciation on obligations under participation agreements decreased slightly, primarily due to a decrease to one loan’s discount rate driven by an increase in the net cash flow of the underlying property.
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
Net Increase (Decrease) in Net Assets Resulting from Operations
For the transition period ended December 31, 2018, we recorded a net increase in net assets resulting from operations of $1.2 million. Based on the weighted average shares of common stock outstanding, our per share net increase in net assets resulting from operations was $0.13. For the comparable period ended December 31, 2017, we recorded a net increase in net assets resulting from operations of $0.3 million. Based on the weighted average shares of common stock outstanding, our per share net increase in net assets resulting from operations was $0.04.
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
Prior to investing in securities of portfolio companies, we invest the net proceeds from the Offering and from sales and paydowns of existing investments primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, consistent with our intended BDC election.
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
Cash Flows for the Transition Period Ended December 31, 2018
Operating Activities — For the transition period ended December 31, 2018, net cash used in operating activities was $7.9 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, repayments and sales of portfolio investments, among other factors. Cash flows used in operating activities for the transition period ended December 31, 2018 were primarily purchases of investments totaling $16.3 million, partially offset by repayments of investments of $9.6 million. Additionally, we made a $1.8 million of repayment on obligations under participation agreements.
Financing Activities — For the transition period ended December 31, 2018, net cash used in financing activities was $1.9 million, primarily related to distributions paid to stockholders of $1.4 million and payments for repurchases of common stock under stock repurchase plan of $0.6 million.
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

REIT Status and Distributions
We intend to elect to be taxed as a REIT under the Code commencing with our short taxable year beginning October 1, 2018 and ending December 31, 2018. In order to qualify as a REIT, we are required, among other things, to distribute at least 90% of its REIT net taxable income to the stockholders and meet certain tests regarding the nature of its income and assets. As long as the distributions are declared by the later of the fifteenth day of the ninth month following the close of the taxable year or the due date of the tax return, including extensions, distributions paid up to one year after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We are also subject to nondeductible federal excise taxes if we do not distribute at least 85.0% of our ordinary income, 95.0% of our capital gain net income, if any, and any recognized and undistributed income from prior years on which we paid no federal income taxes. For the short taxable year beginning October 1, 2018 and ending December 31, 2018, we have made sufficient distributions to our stockholders to qualify to be taxed as a REIT and to preclude the imposition of either U.S. federal corporate income or excise taxation.
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
Federal Income Taxes
We initially elected to be taxed for federal income tax purposes, and qualified annually thereafter, as a RIC under Subchapter M of the Code. As a RIC, we did not have to pay corporate-level federal income taxes on any ordinary income or capital gains that we distributed to our stockholders from our earnings and profits as determined for federal income tax purposes.
On December 31, 2018, we intend to change our tax election from taxation as a RIC to taxation as a REIT. We intend to elect to be taxed as a REIT under the Code commencing with our short taxable year beginning October 1, 2018 and ending December 31, 2018. In order to qualify as a REIT, we are required, among other things, to distribute at least 90% of its REIT net taxable income to the stockholders and meet certain tests regarding the nature of its income and assets.
Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the statements of operations. For the transition period ended December 31, 2018 and the years ended September 30, 2018, 2017 and 2016, we did not incur any interest or penalties.
Contractual Obligations
We have entered into certain contracts under which we have material future commitments. On April 20, 2015, we entered into the Investment Advisory Agreement with Terra Income Advisors in accordance with the 1940 Act. The Investment Advisory Agreement became effective on June 24, 2015, the date that we met the Minimum Offering Requirement. Terra Income Advisors serves as our investment adviser in accordance with the terms of the Investment Advisory Agreement. Payments under the Investment Advisory Agreement in each reporting period consist of (i) a base management fee equal to a percentage of the value of our average gross assets and (ii) an incentive fee based on our performance. Terra Income Advisors is reimbursed for allocated administrative expenses incurred on our behalf. For the transition period ended December 31, 2018, we incurred $0.4 million in base management fee under the Investment Advisory Agreement. For the years ended September 30, 2018, 2017 and 2016, we incurred $1.7 million, $1.2 million, and $0.6 million in base management fee under the Investment Advisory Agreement, respectively. For the transition period ended December 31, 2018, we accrued incentive fees on capital gains of $0.03 million, based on net unrealized capital gains of $0.2 million. For the years ended September 30, 2018, 2017 and 2016, we accrued incentive fees on capital gains of $0.04 million, $0.09 million and $0.03 million, respectively, based on net unrealized capital gains of $0.2 million, $0.4 million and $0.1 million, respectively. No incentive fees on capital gains are actually payable by us with respect to unrealized gains unless and until those gains are realized. For the transition period ended December 31, 2018, we incurred $0.2 million in allocated administrative expenses reimbursable to Terra Income Advisors. For the years ended September 30, 2018, 2017 and 2016, we incurred $0.9 million, $0.5 million and $0.3 million in allocated administrative expenses reimbursable to Terra Income Advisors, respectively.
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
For the transition period ended December 31, 2018, we did not incur any broker-dealer commissions and fees because the Offering ended on April 20, 2018. For the years ended September 30, 2018, 2017 and 2016, we incurred $0.9 million, $3.3 million and $3.6 million of broker-dealer commissions and fees, respectively, and, of this amount, $0.7 million, $2.3 million, and $2.5 million were re-allowed to selected broker-dealers, respectively. For the transition period ended December 31, 2018, we recorded servicing fees of $0.2 million. For the year ended September 30, 2018, we recorded servicing fees of $0.9 million, as reflected on the statements of operations. There were no servicing fees recorded for the years ended September 30, 2017 and 2016. As of both December 31, 2018 and September 30, 2018, unpaid servicing fees were $0.1 million and were included in accrued expenses on the statements of assets and liabilities.
Certain of our loans provide for commitment to fund the borrower at a future date. As of December 31, 2018, we had two loans with total funding commitments of $27.0 million, of which we funded $8.8 million. We expect to fund $17.6 million in the next year and the remaining $0.5 million in the second year.
Off-Balance Sheet Arrangements
Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any off-balance sheet financings or liabilities.
Recently Issued Accounting Standards
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 outlines a new model for accounting by lessees, whereby their rights and obligations under substantially all leases, existing and new, would be capitalized and recorded on the balance sheet. For lessors, however, the accounting remains largely unchanged from the current model, with the distinction between operating and financing leases retained, but updated to align with certain changes to the lessee model and the new revenue recognition standard. The new standard also replaces existing sale-leaseback guidance with a new model applicable to both lessees and lessors. Additionally, the new standard requires extensive quantitative and qualitative disclosures. ASU 2016-02 is effective for U.S. GAAP public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all entities. The new standard must be adopted using a modified retrospective transition of the new guidance and provides for certain practical expedients. Transition requires application of the new model at the beginning of the earliest comparative period presented. We adopted ASU 2016-02 on January 1, 2019. The adoption of ASU 2016-02 did not have any impact on our financial statements as we do not have any lease arrangements.
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
In August 2018, the SEC adopted a final rule that eliminates or amends disclosure requirements that have become duplicative, overlapping, or outdated in light of other SEC disclosure requirements, U.S. GAAP, or changes in the information environment (the “Final Rule”). The Final Rule is intended to simplify and update the disclosure of information to investors and reduce compliance burdens for companies, without significantly altering the total mix of information available to investors. Among other items, the Final Rule requires registrants to include in their interim financial statements a reconciliation of changes in net assets or stockholders’ equity in the notes or as a separate statement. The Final Rule is effective for all filings made on or after November 5, 2018; however, the SEC would not object if a filer’s first presentation of the changes in net assets or stockholders’ equity and the balance sheet presentation of distributable earnings were included in its Form 10-Q for the quarter that begins after the effective date of the Final Rule. We intend to adopt the Final Rule in the first quarter of fiscal year 2019. The adoption of the Final Rule is not expected to have a material impact on our financial statements and disclosures.
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
As of December 31, 2018, we had seven investments with an aggregate principal balance of $42.3 million that provides for interest income indexed to London Interbank Offered Rate (“LIBOR”), all of which are subject to a LIBOR floor. A decrease of 1% in LIBOR would have an immaterial impact on our annual interest income because the interest rates are protected by the respective LIBOR floor. An increase of 1% in LIBOR would increase our annual interest income by $0.3 million.
We may hedge against interest rate and currency exchange rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts, subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. For the transition period ended December 31, 2018 and the years ended September 30, 2018, 2017 and 2016, we did not engage in interest rate hedging activities.
In addition, we may have risks regarding portfolio valuation. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Valuation of Investments.”

Item 8. Financial Statements and Supplementary Data.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
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

NAME	AGE	DIRECTOR SINCE	EXPIRATION OF TERM
Interested Directors
Simon J. Mildé	73	2013	2019
Bruce D. Batkin	65	2013	2020
Independent Directors
Jeffrey M. Altman	45	2016	2019
Michael L. Evans	66	2015	2018*
Robert E. Marks	67	2015	2020
* Class III directorships expire in 2018. However, no Class III directors were elected at the designated time. Pursuant to Maryland General Corporation Law Section 2-405, Mr. Evans shall continue to manage our business and affairs as a Class III director until his successor is elected and qualifies.
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
Bruce D. Batkin has served as one of our directors and our Chief Executive Officer, as well as the Chief Executive Officer of Terra Income Advisors, since May 2013. On November 8, 2018, Mr. Batkin notified our Board that he intends to resign as our Chief Executive Officer, effective upon the affirmative vote at our 2018 annual meeting of stockholders of a majority of the outstanding shares of common stock, as defined in the 1940 Act, of the new investment advisory agreement between us and Terra Income Advisors, as more fully described in our Current Report on Form 8-K filed with the SEC on February 14, 2018. Mr. Batkin will continue to serve as a member of our Board subsequent to the effectiveness of his resignation as our Chief Executive Officer. Mr. Batkin also has served as the Vice Chairman of TSIF5, Terra International, TIFI, TSIF 7, TPT and TPT 2 since December 1, 2018; as President of TSIF from July 2009 to November 2018; and as Chief Executive Officer of TSIF 2, TSIF 3, TSIF 4, TSIF 5, Terra International, TIFI, TSIF 7, TPT and TPT 2 from May 2011, January 2012, September 2012, August 2013, June 2014, October 2016, October 2016, January 2016 and September 2016, respectively, to November 2018. Mr. Batkin also served as Chief Executive Officer of each of Terra Capital Advisors, Terra Capital Advisors 2 and Terra Income Advisors 2 from April 2009, September 2012 and October 2016, respectively, to November 2018. As a co‑founder of Terra Capital Partners, he has served as its President and Chief Executive Officer since its formation in 2001 and its commencement of operations in 2002, managing its real estate debt and equity investment programs. Mr. Batkin has over 35 years’ experience in real estate acquisition, finance, development, management and investment banking. Prior to founding Terra Capital Partners, he held senior management positions at Merrill Lynch & Co. Inc., Donaldson, Lufkin & Jenrette Securities Corporation (now Credit Suisse (USA) Inc.), ABN AMRO Bank N.V. and several private real estate development partnerships. Mr. Batkin has acquired major commercial properties throughout the United States and has acted as managing partner in over $5 billion of real estate investments for domestic and foreign investors. He is a member of the Urban Land Institute, the Real Estate Academic Initiative at Harvard University, the Cornell Real Estate Council and the Committee for Economic Development. He is also a participant in the Yale CEO Summit. Mr. Batkin received a B.Arch. from Cornell University and an M.B.A. from Harvard Business School.
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

Executive Officers
The following persons serve as our executive officers in the following capacities:

NAME	AGE	POSITION(S) HELD
Simon J. Mildé	72	Chairman of the Board
Bruce D. Batkin	65	Chief Executive Officer (1)
Stephen H. Hamrick	66	President
Gregory M. Pinkus	54	Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary
Daniel J. Cooperman	44	Chief Originations Officer
Michael S. Cardello	68	Chief Compliance Officer
_______________

(1)
On November 8, 2018, Mr. Batkin notified our Board that he intends to resign as our Chief Executive Officer, effective upon the affirmative vote at our 2018 annual meeting of stockholders of a majority of the outstanding shares of common stock, as defined in the 1940 Act, of the new investment advisory agreement between us and Terra Income Advisors, as more fully described in our Current Report on Form 8-K filed with the SEC on February 14, 2018. Mr. Batkin is not resigning as our CEO because of any disagreement with our company on any matter relating to our operations, policies, or practices. Mr. Batkin will continue to serve as a member of our Board subsequent to the effectiveness of his resignation as our Chief Executive Officer. On December 11, 2018, our Board approved Vikram S. Uppal as our CEO, effective as of the date on which Mr. Batkin’s resignation as CEO takes effect.

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
Section 16(a) Beneficial Ownership Reporting Compliance
Pursuant to Section 16(a) of the Exchange Act, our directors and executive officers, and any persons holding more than 10% of its common stock, are required to report their beneficial ownership and any changes therein to us and the SEC. Specific due dates for those reports have been established, and we are required to report herein any failure to file such reports by those due dates. Based solely on a review of the copies of such reports and written representations delivered to us by such persons, we believe that (i) there were no violations of Section 16(a) by such persons during the year ended September 30, 2018, except that Simon J. Mildé, Bruce D. Batkin and Daniel J. Cooperman each did not timely file a Form 4 with the SEC to report a transaction and (ii) there were no violations of Section 16(a) by such persons during the transition period ended December 31, 2018.
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
The following table sets forth compensation of our directors for the transition period ended December 31, 2018 and the year ended September 30, 2018:

Name	Fees Earned or Paid in Cash	All Other Compensation	Total
Transition Period Ended December 31, 2018:
Interested Directors
Simon J. Mildé	$—	$—	$—
Bruce D. Batkin	$—	$—	$—
Independent Directors
Jeffrey M. Altman	$11,125	$—	$11,125
Michael L. Evans	$12,375	$—	$12,375
Robert E. Marks	$11,125	$—	$11,125

Name	Fees Earned or Paid in Cash	All Other Compensation	Total
Year Ended September 30, 2018:
Interested Directors
Simon J. Mildé	$—	$—	$—
Bruce D. Batkin	$—	$—	$—
Independent Directors
Jeffrey M. Altman	$39,500	$—	$39,500
Michael L. Evans	$44,500	$—	$44,500
Robert E. Marks	$39,500	$—	$39,500
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth, as of February 22, 2019, information with respect to the beneficial ownership of our common stock by:

•	any person known to us to beneficially own more than 5% of the outstanding shares of our common stock;

•	each member of the Board and each executive officer; and

•	all of the members of the Board and executive officers as a group.
Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. There are no shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of February 22, 2019. Ownership information for those persons who beneficially own 5% or more of our shares of common stock is based upon reports filed by such persons with the SEC and other information obtained from such persons, if available. Unless otherwise indicated, we believe that each beneficial owner set forth in the table below has sole voting and investment power. Our directors are divided into two groups: interested directors and independent directors. Interested directors are “interested persons” of the Company as defined in Section 2(a)(19) of the 1940 Act.

Shares Beneficially Owned as of February 22, 2019
Name(1)	Number of Shares	Percentage(2)
Interested Directors
Simon J. Mildé	—	—
Bruce D. Batkin	—	—
Independent Directors
Jeffrey M. Altman	—	—
Michael L. Evans	—	—
Robert E. Marks	—	—
Executive Officers
Stephen H. Hamrick	6,276	*
Gregory M. Pinkus	—	—
Daniel J. Cooperman	—	—
Michael S. Cardello	—	—
All officers and directors as a group (9 persons)	6,276	*
_______________
* Less than one percent.

(1)	Unless otherwise indicated, the address of each beneficial owner is c/o Terra Capital Partners, LLC, 805 Third Avenue, 8th Floor, New York, New York 10022.

(2)	Based on a total of 9,002,456 shares of common stock issued and outstanding as of February 22, 2019.

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
Terra Income Advisors has funded our offering costs and organization costs. Organization expenses are expensed on our statements of operations. All offering costs incurred during the offering period are recorded as deferred charge and amortized over twelve months from the date the cost is incurred, with the exception of those costs that were incurred prior to the commencement of operations on June 24, 2015, which are being amortized over a 12-month period from that date forward. Terra Income Advisors is responsible for the payment of our cumulative organization and offering expenses to the extent such expenses exceed 1.5% of the gross proceeds from the Offering, without recourse against or reimbursement by us. As a result, Terra Income Advisors paid for all organization and offering expenses in excess of 1.5% of the gross proceeds from the Offering. As of the end of the Offering on April 20, 2018 and September 30, 2017, Terra Income Advisors funded offering costs and organization costs in the amount of $3.6 million and $3.2 million, respectively. As of the end of the Offering on April 20, 2018, we were obligated to reimburse Terra Income Advisors $1.6 million of the cumulative offering costs and organizations incurred, all of which were reimbursed. The unreimbursed amount in excess of 1.5% of actual gross proceeds received was $0.1 million as of September 30, 2017, and is included in Due to Adviser, net on the statements of assets and liabilities. For the transition period ended December 31, 2018, we did not make any reimbursement payments to Terra Income Advisors for offering costs incurred on our behalf because the offering costs have been fully reimbursed. For the years ended September 30, 2018, 2017 and 2016, we made reimbursement payments of $0.2 million, $1.0 million and $0.1 million, respectively, to Terra Income Advisors for offering costs incurred on our behalf.
Under the Dealer Manager Agreement, Terra Capital Markets is entitled to receive selling commissions, broker-dealer fees and dealer manager fees in connection with the sale of shares of common stock in the Offering, all or a portion of which may be re-allowed to selected broker-dealers. On April 27, 2016, we adopted the Amended Dealer Manager Agreement to change the terms of the underwriting compensation. On September 30, 2017, we adopted the Servicing Plan and the Second Amended Dealer Manager Agreement to revise the terms of the servicing fee (which was previously referred to as a transaction charge). For the transition period ended December 31, 2018, we did not incur any broker-dealer commissions and fees because the Offering ended on April 20, 2018. For the years ended September 30, 2018, 2017 and 2016, we incurred $0.9 million, $3.3 million and $3.6 million of broker-dealer commissions and fees, respectively, and, of this amount, $0.7 million, $2.3 million and $2.5 million were re-allowed to selected broker-dealers, respectively.
Pursuant to the Expense Support Agreement, Terra Income Advisors has agreed to reimburse us for certain operating expenses for any period since inception, until we and Terra Income Advisors mutually agree otherwise. This payment for any month shall be paid by Terra Income Advisors to us in any combination of cash or other immediately available funds, and/or offsets against amounts due from us to Terra Income Advisors. Reimbursement shall be made as promptly as possible on a date mutually agreed to by us and Terra Income Advisors provided that (i) the operating expense ratio, defined as Net Operating Expenses expressed as a percentage of our net assets on the relevant measurement date, as of such reimbursement date is equal to or less than the operating expense ratio as of the Expense Support Payment date attributable to such specified Expense Support Payment, (ii) the annualized distribution rate (exclusive of any U.S. GAAP return of capital) as of such reimbursement date is equal to or greater than the annualized distribution rate as of the Expense Support Payment date attributable to such specified Expense Support Payment; (iii) such reimbursement date is not later than three years following such specified Expense Support Payment date; and (iv) the Expense Support Payment does not cause our Net Operating Expenses to exceed 1.5% of our net assets attributable to common shares, after taking such reimbursement into account. Terra Income Advisors is entitled to reimbursement of all previously unreimbursed Expense Support Payments in the event of termination of the Expense Support Agreement. For the transition period ended December 31, 2018 and the years ended September 30, 2018 and 2017, we did not record any Expense Support Payment. For the year ended September 30, 2016, we recorded Expense Support Payment of $0.6 million, which is included in the statements of operations. As of December 31, 2018, we have not reimbursed Terra Income Advisors for any Expense Support Payments because the conditions for reimbursement have not been met. As of December 31, 2018, all of the Expense Support Payments are no longer eligible for reimbursement because the three-year period has elapsed.
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
Item 14. Principal Accountant Fees and Services.
For the transition period ended December 31, 2018 and the years ended September 30, 2018 and 2017, KPMG LLP (“KPMG”) served as our independent auditor and provided certain tax and other services. The Audit Committee currently anticipates that it will engage KPMG as our independent auditor to audit our financial statements for the year ending December 31, 2019, subject to agreeing on fee estimates for the audit work. The Audit Committee reserves the right, however, to select a new auditor at any time in the future in its discretion if it deems such decision to be in the best interests of us and our stockholders. Any such decision would be disclosed to the stockholders in accordance with applicable securities laws.
Audit Fees
The following table displays fees for professional services by KPMG for the transition period ended December 31, 2018 and the years ended September 30, 2018 and 2017:

	Transition Period Ended December 31, 2018	Fiscal Year Ended September 30, 2018	Fiscal Year Ended September 30, 2017
Audit Fees	$126,729	$253,677	$285,716
Audit-Related Fees	—	—	—
Tax Fees	12,450	18,000	13,000
All Other Fees	—	—	—
Total	$139,179	$271,677	$298,716
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
Pre-Approval Policies
We have established a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by our independent auditor. Pursuant to this policy, the Audit Committee will pre-approve the audit and non-audit services performed by our independent auditor in order to assure that the provision of such services does not impair the auditor’s independence. Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval in accordance with the pre-approval policy, irrespective of the amount of fees associated with such services, and cannot commence until such approval has been granted. Normally, pre-approval is provided at the regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated must report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by our independent auditor to management. All services rendered by KPMG for the transition period ended December 31, 2018 and the fiscal years ended September 30, 2018 and 2017 were pre-approved in accordance with the policies set forth above.

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

4.1	Form of Subscription Agreement (incorporated by reference to Appendix A to the Final Prospectus dated February 2, 2018, filed with the SEC on February 2, 2018).
4.2	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.2 to Annual Report on Form 10-K filed with the SEC on November 16, 2018)
10.1	Second Amended and Restated Dealer Manager Agreement, dated as of September 30, 2017 (incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K filed with the SEC on November 20, 2017).
10.2	Servicing Plan, dated as of September 30, 2017(incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K filed with the SEC on November 20, 2017).
10.3	Form of Selected Dealer Agreement (incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-K filed with the SEC on November 20, 2017).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Filed herewith.
Item 16. Form 10-K Summary.
None.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Terra Income Fund 6, Inc.:
Opinion on the Financial Statements
We have audited the accompanying statements of assets and liabilities of Terra Income Fund 6, Inc. (the Company), including the schedules of investments, as of December 31, 2018, September 30, 2018 and September 30, 2017, the related statements of operations, changes in net assets, and cash flows for the three-month transition period ended December 31, 2018 and for each of the years in the three-year period ended September 30, 2018, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, September 30, 2018 and September 30, 2017, and the results of its operations and its cash flows for the three-month transition period ended December 31, 2018 and for each of the years in the three-year period ended September 30, 2018, in conformity with U.S. generally accepted accounting principles.
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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2018, September 30, 2018 and September 30, 2017, by correspondence with custodian and portfolio companies. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.

New York, New York
February 22, 2019

Terra Income Fund 6, Inc.
Statements of Assets and Liabilities

	December 31,	September 30,
	2018	2018	2017
Assets
Investments, at fair value — non-controlled (amortized cost of $23,031,840, $28,777,757 and $23,297,788, respectively)	$23,571,020	$29,174,139	$23,675,007
Investment through participation interest, at fair value — non-controlled (amortized cost of $55,496,493, $42,827,482 and $21,889,469, respectively) (Note 4)	55,915,765	43,246,193	22,121,382
Total investments	79,486,785	72,420,332	45,796,389
Cash and cash equivalents	6,072,043	15,753,725	32,176,500
Restricted cash	1,300,021	1,513,891	1,547,407
Interest receivable	669,404	666,284	438,001
Prepaid expenses and other assets	69,133	47,643	108,976
Total assets	87,597,386	90,401,875	80,067,273
Liabilities
Obligations under participation agreements, at fair value (proceeds of $0, $1,800,000 and $1,800,000, respectively) (Note 4)	—	1,809,101	1,820,502
Interest reserve and other deposits held on investments	1,300,021	1,513,891	1,547,407
Due to Adviser, net	593,027	576,219	707,927
Accrued expenses	375,075	440,109	245,948
Deferred revenue	202,755	247,583	—
Interest payable from obligations under participation agreements	—	16,250	16,250
Directors’ fees payable	—	—	5,625
Payable for unsettled stock subscriptions	—	—	226,642
Other liabilities	87,489	25,312	162,679
Total liabilities	2,558,367	4,628,465	4,732,980
Net assets	$85,039,019	$85,773,410	$75,334,293
Commitments and contingencies (See Note 5)
Components of net assets:
Common stock, $0.001 par value, 450,000,000 shares authorized, and 8,975,103, 8,972,358 and 7,530,130 shares issued and outstanding, respectively	$8,975	$8,972	$7,530
Capital in excess of par	84,566,421	85,414,712	75,147,338
Accumulated (over-distributed) net investment income	(494,829)	(454,496)	(404,902)
Net unrealized appreciation on investments	958,452	815,093	609,132
Net unrealized appreciation on obligations under participation agreements	—	(10,871)	(24,805)
Net assets	$85,039,019	$85,773,410	$75,334,293
Net asset value per share	$9.47	$9.56	$10.00

See notes to financial statements.

Terra Income Fund 6, Inc.
Statements of Operations

	Transition Period Ended December 31, 2018	Years Ended September 30,
		2018	2017	2016
Investment income
Interest income	$2,635,214	$8,649,725	$4,916,169	$3,003,645
Prepayment fee income	—	—	63,960	—
Other fee income	14,161	101,371	277,596	13,054
Total investment income	2,649,375	8,751,096	5,257,725	3,016,699
Operating expenses
Base management fees	424,550	1,684,442	1,202,568	552,011
Incentive fees on capital gains (1)	30,846	39,172	90,459	27,928
Operating expense reimbursement to Adviser (Note 4)	234,191	879,892	530,619	318,550
Servicing fees (Note 2, Note 4)	229,192	922,607	—	—
Professional fees	516,625	1,451,933	1,071,089	981,038
Interest expense from obligations under participation agreements (Note 4)	58,221	239,783	838,860	1,598,976
Marketing expenses	—	327,168	777,058	876,877
Amortization of deferred offering costs	—	114,132	375,748	1,312,811
Directors’ fees	34,625	117,875	113,000	123,125
Insurance expense	52,977	212,771	213,870	219,715
Interest expense on mortgage loan payable	—	—	35,974	—
General and administrative expenses	9,828	37,333	114,491	38,223
Total operating expenses	1,591,055	6,027,108	5,363,736	6,049,254
Less: Expense reimbursement from Adviser	—	—	—	(576,755)
Less: Reduction of offering costs	—	—	(944,248)	—
Net operating expenses	1,591,055	6,027,108	4,419,488	5,472,499
Net investment income (loss)	1,058,320	2,723,988	838,237	(2,455,800)
Net change in unrealized appreciation on investments	143,358	205,961	416,920	192,212
Net change in unrealized depreciation (appreciation) on obligations under participation agreements	10,871	13,934	27,767	(52,572)
Net increase (decrease) in net assets resulting from operations	$1,212,549	$2,943,883	$1,282,924	$(2,316,160)
Per common share data:
Net investment income (loss) per share	$0.12	$0.31	$0.15	$(0.99)
Net increase (decrease) in net assets resulting from operations per share	$0.13	$0.34	$0.23	$(0.93)
Weighted average common shares outstanding	8,993,646	8,663,812	5,691,428	2,478,624
_______________

(1)
Incentive fees on capital gains are based on 20% of net unrealized capital gains of $154,229 for the transition period ended December 31, 2018, and $219,895, $444,687 and $139,640 for the years ended September 30, 2018, 2017 and 2016, respectively. No incentive fees on capital gains are actually payable by the Company with respect to unrealized gains unless and until those gains are realized.

See notes to financial statements.

Terra Income Fund 6, Inc.
Statements of Changes in Net Assets

	Transition Period Ended December 31, 2018	Years Ended September 30,
		2018	2017	2016
Operations
Net investment income (loss)	$1,058,320	$2,723,988	$838,237	$(2,455,800)
Net change in unrealized appreciation on investments	143,358	205,961	416,920	192,212
Net change in unrealized depreciation (appreciation) on obligations under participation agreements	10,871	13,934	27,767	(52,572)
Net increase (decrease) in net assets resulting from operations	1,212,549	2,943,883	1,282,924	(2,316,160)
Stockholder distributions
Distributions from return of capital	(876,881)	(4,665,786)	(4,631,433)	(2,474,642)
Distributions from net investment income	(1,098,653)	(2,887,713)	(467,761)	—
Net decrease in net assets resulting from stockholder distributions	(1,975,534)	(7,553,499)	(5,099,194)	(2,474,642)
Capital share transactions
Issuance of common stock	—	17,262,662	35,108,677	39,878,132
Reinvestment of stockholder distributions	613,297	2,283,295	1,696,283	910,904
Selling commissions and dealer manager fees	—	(914,494)	(3,324,658)	(3,647,210)
Reduction of transaction charge payable (Note 4)	—	—	3,195,513	—
Repurchases of common stock under stock repurchase plan	(584,703)	(3,582,730)	—	—
Offering costs	—	—	—	(37,348)
Net increase in net assets resulting from capital share transactions	28,594	15,048,733	36,675,815	37,104,478
Net (decrease) increase in net assets	(734,391)	10,439,117	32,859,545	32,313,676
Net assets, at beginning of period	85,773,410	75,334,293	42,474,748	10,161,072
Net assets, at end of period	$85,039,019	$85,773,410	$75,334,293	$42,474,748
Accumulated (over-distributed) net investment income	$(494,829)	$(454,496)	$(404,902)	$(206,878)

Capital share activity
Shares outstanding, at beginning of period	8,972,358	7,530,130	4,222,358	926,357
Shares issued from subscriptions	—	1,587,124	3,148,661	3,219,293
Shares issued from reinvestment of stockholder distributions	63,906	221,864	159,111	76,708
Shares repurchased under stock repurchase plan	(61,161)	(366,760)	—	—
Shares outstanding, at end of period	8,975,103	8,972,358	7,530,130	4,222,358

See notes to financial statements.

Terra Income Fund 6, Inc.
Statements of Cash Flows

	Transition Period Ended December 31, 2018	Years Ended September 30,
		2018	2017	2016
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$1,212,549	$2,943,883	$1,282,924	$(2,316,160)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized appreciation on investments	(143,358)	(205,961)	(416,920)	(192,212)
Net change in unrealized (depreciation) appreciation on obligations under participation agreements	(10,871)	(13,934)	(27,767)	52,572
Amortization of deferred offering costs	—	114,132	375,748	1,312,811
Amortization and accretion of investment-related fees, net	(181,033)	(489,380)	(277,558)	(4,286)
Amortization of (discount) premium on investments, net	(2,143)	(8,571)	96,846	—
Paid-in-kind interest, net	(19,529)	(161,266)	(32,381)	(42,534)
Purchases of investments	(16,343,778)	(31,935,831)	(44,777,167)	(26,299,670)
Repayments of investments	9,616,158	6,179,599	28,508,960	—
Proceeds from obligations under participation agreements	—	—	—	14,300,000
Repayments of obligations under participation agreements	(1,791,000)	—	(12,863,770)	—
Changes in operating assets and liabilities:
Decrease (increase) in deferred offering costs	—	—	361,482	(635,342)
Increase in interest receivable	(3,120)	(228,283)	(159,577)	(258,424)
(Increase) decrease in prepaid expenses and other assets	(21,490)	61,333	165,875	(243,447)
(Decrease) increase in interest reserve and other deposits held on investments	(213,870)	(33,516)	710,973	836,434
Increase (decrease) in due to Adviser, net	16,808	(245,840)	(1,166,629)	890,385
(Decrease) increase in accrued expenses	(65,034)	194,161	27,588	45,767
(Decrease) increase in deferred revenue	(44,828)	247,583	—	—
(Decrease) increase in interest payable from obligations under participation agreements	(16,250)	—	(128,325)	144,575
(Decrease) increase in directors’ fees payable	—	(5,625)	—	5,625
(Decrease) increase in payable for unsettled stock subscriptions	—	(226,642)	226,642	(316,000)
Increase (decrease) in other liabilities	62,177	(56,187)	(119,834)	120,269
Net cash used in operating activities	(7,948,612)	(23,870,345)	(28,212,890)	(12,599,637)

Cash flows from financing activities:
Issuance of common stock	—	17,262,662	35,108,677	39,878,132
Payments of stockholder distributions	(1,362,237)	(5,270,204)	(3,402,911)	(1,563,738)
Payments for repurchases of common stock under stock repurchase plan	(584,703)	(3,582,730)	—	—

Terra Income Fund 6, Inc.
Statements of Cash Flows (Continued)

	Transition Period Ended December 31, 2018	Years Ended September 30,
		2018	2017	2016
Cash flows from financing activities (continued):
Payments of selling commissions, dealer manager fees and transaction charges	—	(995,674)	(2,239,699)	(2,752,353)
Proceeds from mortgage financing	—	—	3,333,333	—
Repayments of mortgage financing	—	—	(3,333,333)	—
Reimbursement of selling commissions and dealer manager fees	—	—	—	1,296,877
Payments of offering costs	—	—	—	(37,348)
Net cash (used in) provided by financing activities	(1,946,940)	7,414,054	29,466,067	36,821,570
Net (decrease) increase in cash, cash equivalents and restricted cash	(9,895,552)	(16,456,291)	1,253,177	24,221,933
Cash, cash equivalents and restricted cash, at beginning of period (Note 2)	17,267,616	33,723,907	32,470,730	8,248,797
Cash, cash equivalents and restricted cash, at end of period (Note 2)	$7,372,064	$17,267,616	$33,723,907	$32,470,730

Supplemental disclosure of cash flow information:
Interest paid on mortgage loan payable and obligations under participation agreements	$47,450	$237,250	$748,907	$1,246,367
Supplemental non-cash information:
Reinvestment of stockholder distributions	$613,297	$2,283,295	$1,696,283	$910,904

See notes to financial statements.

Terra Income Fund 6, Inc.
Schedule of Investments
December 31, 2018

Portfolio Company (1)	Collateral Location	Property Type	Coupon Rate (2)	Current Interest Rate	Exit Fee	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (3)	% of Net Assets (4)
Investments — non-controlled
Mezzanine loans:
Hertz Clinton One Mezzanine, LLC	US - MS	Office	12.00%	12.00%	0.00%	3/18/2016	1/1/2025	$2,500,000	$2,448,572	$2,722,123	3.2%
YIP Santa Maria, LLC	US - CA	Hotel	13.00%	13.00%	1.00%	11/15/2016	12/9/2019	4,500,000	4,518,478	4,544,512	5.3%
140 Schermerhorn Street Mezz, LLC (5)(7)	US - NY	Hotel	12.00%	12.00%	1.00%	11/16/2016	12/1/2019	7,500,000	7,530,018	7,574,247	8.9%
Dwight Mezz II, LLC	US - CA	Student housing	11.00%	11.00%	0.00%	5/11/2017	5/6/2027	3,000,000	3,000,000	3,106,630	3.7%
Residential X Mezz Concord, LLC and Center Associates Mezz, LLC (8)	US - DE	Multifamily	12.00%	12.00%	2.00%	8/8/2017	9/5/2020	8,810,000	8,841,641	8,956,203	10.5%
221 W. 17th Street Owner, LLC (9)	US - NY	Condominium	12.75%	12.75%	1.00%	1/19/2018	3/31/2019	4,200,000	4,223,149	4,241,552	5.0%
Stonewall Station Mezz LLC (5)(7)	US - NC	Hotel	Current 12.00% PIK 2.00%	14.00%	1.00%	5/31/18	5/20/2021	3,761,540	3,734,904	3,792,025	4.5%
LD Milpitas Mezz, LP (5)(6)(10)	US - CA	Hotel	LIBOR + 10.25% (2.75% Floor)	13.00%	1.00%	6/27/2018	6/27/2021	—	—	—	—%
									34,296,762	34,937,292	41.1%
Preferred equity investments:
City Gardens 333 LLC (5)(7)	US - CA	Student housing	LIBOR + 9.95% (2.00% Floor)	12.45%	0.00%	4/11/2018	4/1/2021	2,914,245	2,888,629	2,914,245	3.4%
RS JZ Driggs, LLC (5)(7)	US - NY	Multifamily	12.25%	12.25%	1.00%	5/1/2018	5/1/2020	2,020,675	2,000,019	2,037,807	2.4%
Orange Grove Property Investors, LLC (5)(7)	US - CA	Condominium	LIBOR + 8.00% (4.00% Floor)	12.00%	1.00%	5/24/2018	6/1/2021	6,680,000	6,625,110	6,733,003	7.9%
NB Private Capital, LLC (5)(7)	Various	Student housing	LIBOR + 10.50% (3.50% Floor)	14.00%	1.00%	7/27/2018	7/27/2020	4,250,000	4,212,203	4,284,030	5.1%
370 Lex Part Deux, LLC (5)(7)	US - NY	Office	LIBOR + 8.25% (2.44% Floor)	10.75%	0.00%	12/17/2018	1/9/2022	15,225,000	15,148,875	15,225,000	17.9%
									30,874,836	31,194,085	36.7%
First mortgages:
TSG-Parcel 1, LLC (5)(7)	US - CA	Land	LIBOR + 10.00% (2.00% Floor)	12.50%	1.00%	7/10/2015	12/31/2019	2,000,000	2,020,000	2,019,799	2.4%
OHM Atlanta Owner, LLC (5)(7) (11)	US - GA	Land	LIBOR + 9.00% (3.00% Floor)	12.00%	1.00%	6/20/2017	1/24/2019	11,224,490	11,336,735	11,335,609	13.3%
									13,356,735	13,355,408	15.7%

Total Investments — non-controlled									$78,528,333	$79,486,785	93.5%

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

(4)	Percentages are based on net assets of $85.0 million as of December 31, 2018.

(5)	Participation interest is with Terra Property Trust, Inc., a related-party real estate investment trust managed by an affiliate of the Company’s sponsor.

(6)
The loan participations from the Company do not qualify for sale accounting under Accounting Standards Codification (“ASC”) Topic 860 — Transfers and Servicing (“ASC Topic 860”), and therefore, these loans remain in the Schedule of Investments. See “Obligations under Participation Agreements” in Note 3 in the accompanying notes to the financial statements.

(7)	The Company acquired these investments through participation agreements. See “Participation Agreements” in Note 4 in the accompanying notes to the financial statements.

(8)	As of December 31, 2018, this investment had an unfunded commitment of $1.2 million.

(9)	This investment was co-invested with Terra Property Trust, Inc.

(10)	On June 27, 2018, the Company entered into agreement with the borrower to provide funding commitment of up to $17.0 million. As of December 31, 2018, none of the commitment has been funded.

(11)	On January 11, 2019, the borrower made a partially repayment of $7.6 million on this investment. In connection with the repayment, the maturity date of the investment was extended to March 5, 2019.

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

(2)	Some of the Company’s investments provide for coupon rate indexed to LIBOR and are subject to a LIBOR floor.

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

Terra Income Fund 6, Inc.
Notes to Financial Statements
Note 1. Principal Business and Organization
Terra Income Fund 6, Inc. (the “Company”) was incorporated under the general corporation laws of the State of Maryland on May 15, 2013. On March 2, 2015, the Company filed a public registration statement on Form N-2 with the Securities and Exchange Commission (the “SEC”) to offer a minimum of $2.0 million of common stock and a maximum of $1.0 billion of common stock in a continuous public offering (the “Offering”). The Company formally commenced operations on June 24, 2015, upon raising gross proceeds in excess of $2.0 million (the “Minimum Offering Requirement”) from sales of shares of its common stock in the Offering, including sales to persons who are affiliated with the Company or its adviser, Terra Income Advisors, LLC (“Terra Income Advisors” or the “Adviser”). Since commencing the Offering and through the end of the Offering on April 20, 2018, the Company has sold 8,878,606 shares of common stock, including shares purchased by Terra Capital Partners, LLC (“Terra Capital Partners”), the Company’s sponsor, and excluding shares sold through the distribution reinvestment plan (“DRIP”), in both an initial private placement and from the Offering, for gross proceeds of $103.6 million. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company is an externally managed, non-diversified, closed-end management investment company that initially elected to be taxed for federal income tax purposes, and qualified annually thereafter, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
On December 11, 2018, the Company’s board of directors (the “Board”) voted to approve a change in its fiscal year from September 30 to December 31 in connection with its plan to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes under Subchapter M of the Code. The Board delegated to its management the authority to determine when such change in fiscal year would take effect. On December 31, 2018, the Company’s management determined to change its tax election from taxation as a RIC to taxation as a REIT under Subchapter M of the Code. The REIT tax election allows the Company to benefit from the preferential tax treatment afforded to RICs and REITs without the Company being subject to RIC-specific diversification restrictions. The Company intends to elect to be taxed as a REIT under the Code commencing with its short taxable year beginning October 1, 2018 and ending December 31, 2018. Concurrent with the intend to change in tax election, the Company changed its fiscal year from September 30 to December 31 to satisfy the REIT requirement. As a result of this change, the Company is filing this Transition Report on Form 10-K for the three-month transition period ended December 31, 2018.
The Company’s investment activities are externally managed by Terra Income Advisors, a private investment firm affiliated with the Company, pursuant to an investment advisory and administrative services agreement (the “Investment Advisory Agreement”), under the oversight of the Company’s Board, a majority of whom are independent directors. Terra Income Advisors is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (see Note 4).
The Company has retained Terra Capital Markets, LLC (“Terra Capital Markets”), an affiliate of Terra Income Advisors, to serve as the dealer manager of the Offering. As the dealer manager, Terra Capital Markets was responsible for marketing the Company’s shares being offered pursuant to the Offering, which ended on April 20, 2018.
On February 8, 2018, an affiliate of Axar Capital Management L.P. (“Axar”) entered into an investment agreement with Terra Capital Partners and its affiliates pursuant to which Axar acquired from the respective owners thereof a 65.7% economic and voting interest in Terra Capital Partners and an initial 49% economic interest in Terra Income Advisors. On November 30, 2018, Axar purchased the remaining 34.3% economic interest in Terra Capital Partners. On January 23, 2019, the Company filed a Definitive Proxy Statement with the SEC seeking approval by a majority of its outstanding voting securities (as defined by the 1940 Act) of a new advisory and administrative services agreement between Terra Income Advisors and the Company at its 2018 annual meeting of stockholders to be held on April 25, 2019, at which time Axar will acquire the remaining 51% economic interest in Terra Income Advisors.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s statements of assets and liabilities to the total amount shown in its statements of cash flows:

	December 31, 2018	September 30,
		2018	2017	2016
Cash and cash equivalents	$6,072,043	$15,753,725	$32,176,500	$31,634,296
Restricted cash	1,300,021	1,513,891	1,547,407	836,434
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$7,372,064	$17,267,616	$33,723,907	$32,470,730
Offering Expenses:  All offering costs incurred during the offering period were recorded as deferred charge and amortized over twelve months from the date the cost was incurred, with the exception of those costs that were incurred prior to the commencement of operations on June 24, 2015, which were amortized over a 12-month period from that date forward. Any unamortized offering costs were written off.
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

Notes to Financial Statements

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

Notes to Financial Statements

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
Income Taxes:  The Company initially elected to operate so as to qualify to be taxed as a RIC as defined under Subchapter M of the Code. Generally, a RIC is not required to pay corporate-level federal income tax on income and gains distributed to stockholders, provided that it distributes at least 90.0% of “investment company taxable income,” as defined in the Code, each year and meets specified source-of-income and asset diversification requirements. Dividends paid up to one year after the current tax year can be carried back to the prior tax year for determining the dividends paid in such tax year. For the years ended September 30, 2018, 2017 and 2016, the Company distributed sufficient dividends to maintain its qualification to be taxed as a RIC each year.
On December 31, 2018, the Company intends to change its tax election from taxation as a RIC to taxation as a REIT. The Company intends to elect to be taxed as a REIT under the Code commencing with its short taxable year beginning October 1, 2018 and ending December 31, 2018. In order to qualify as a REIT, the Company is required, among other things, to distribute at least 90% of its REIT net taxable income to the stockholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Company is not subject to U.S. federal income taxes on income and gains distributed to the stockholders as long as certain requirements are satisfied, principally relating to the nature of income and the level of distributions, as well as other factors. If the Company fails to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal and state income taxes at regular corporate rates beginning with the year in which it fails to qualify and may be precluded from being able to elect to be treated as a REIT for the Company’s four subsequent taxable years. For the transition period ended December 31, 2018, the Company satisfied all the requirements for a REIT and accordingly, no provision for federal income taxes has been included in the financial statements.
The Company did not have any uncertain tax positions that met the recognition or measurement criteria under accounting for income taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its statements of operations. For the transition period ended December 31, 2018 and the years ended September 30, 2018, 2017 and 2016, the Company did not incur any interest or penalties. Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The Company’s inception-to-date federal tax years remain subject to examination by the Internal Revenue Service and the state department of revenue.
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
The financial statements include investments at fair value of $79.5 million, $72.4 million and $45.8 million at December 31, 2018, September 30, 2018 and September 30, 2017, respectively, and obligations under participation agreements at fair value of zero, $1.8 million and $1.8 million at December 31, 2018, September 30, 2018 and September 30, 2017, respectively. These fair values have been determined in good faith by the Board. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments and obligations under participation agreements, and the differences could be material.

Notes to Financial Statements

Recent Accounting Pronouncements: In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 outlines a new model for accounting by lessees, whereby their rights and obligations under substantially all leases, existing and new, would be capitalized and recorded on the balance sheet. For lessors, however, the accounting remains largely unchanged from the current model, with the distinction between operating and financing leases retained, but updated to align with certain changes to the lessee model and the new revenue recognition standard. The new standard also replaces existing sale-leaseback guidance with a new model applicable to both lessees and lessors. Additionally, the new standard requires extensive quantitative and qualitative disclosures. ASU 2016-02 is effective for U.S. GAAP public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all entities. The new standard must be adopted using a modified retrospective transition of the new guidance and provides for certain practical expedients. Transition requires application of the new model at the beginning of the earliest comparative period presented. The Company adopted ASU 2016-02 on January 1, 2019. The adoption of ASU 2016-02 did not have any impact on the Company’s financial statements as the Company does not have any lease arrangements.
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
In August 2018, the SEC adopted a final rule that eliminates or amends disclosure requirements that have become duplicative, overlapping, or outdated in light of other SEC disclosure requirements, U.S. GAAP, or changes in the information environment (the “Final Rule”). The Final Rule is intended to simplify and update the disclosure of information to investors and reduce compliance burdens for companies, without significantly altering the total mix of information available to investors. Among other items, the Final Rule requires registrants to include in their interim financial statements a reconciliation of changes in net assets or stockholders’ equity in the notes or as a separate statement. The Final Rule is effective for all filings made on or after November 5, 2018; however, the SEC would not object if a filer’s first presentation of the changes in net assets or stockholders’ equity and the balance sheet presentation of distributable earnings were included in its Form 10-Q for the quarter that begins after the effective date of the Final Rule. The Company intends to adopt the Final Rule in the first quarter of fiscal year 2019. The adoption of the Final Rule is not expected to have a material impact on the Company’s financial statements and disclosures.
Note 3. Investments
The following tables show the composition of the investment portfolio, at amortized cost and fair value at December 31, 2018, September 30, 2018 and September 30, 2017, respectively (with corresponding percentage of total portfolio investments):

	December 31, 2018
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Loans	$23,031,840	29.3%	$23,571,020	29.7%
Loans through participation interest (Note 4)	55,496,493	70.7%	55,915,765	70.3%
Total	$78,528,333	100.0%	$79,486,785	100.0%

	September 30, 2018
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Loans	$28,777,757	40.2%	$29,174,139	40.3%
Loans through participation interest (Note 4)	42,827,482	59.8%	43,246,193	59.7%
Total	$71,605,239	100.0%	$72,420,332	100.0%

Notes to Financial Statements

	September 30, 2017
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Loans	$23,297,788	51.6%	$23,675,007	51.7%
Loans through participation interest (Note 4)	21,889,469	48.4%	22,121,382	48.3%
Total	$45,187,257	100.0%	$45,796,389	100.0%
Obligations under Participation Agreements
The Company has elected the fair value option relating to accounting for debt obligations at their fair value for its obligations under participation agreements which arose due to partial loan sales which did not meet the criteria for sale treatment. The Company employs the same yield approach valuation methodology used for the real estate-related loan investments on the Company’s obligations under participation agreements. As of December 31, 2018, the Company did not have any funded obligations under participation agreements. As of September 30, 2018 and 2017, obligations under participation agreements at fair value totaled $1.8 million and $1.8 million, respectively, and the fair value of the loans that are associated with these obligations under participation agreements was $5.8 million and $5.9 million, respectively (See “Participation Agreements” in Note 4). For the transition period ended December 31, 2018, the Company did not sell any investments to affiliates through participation agreements and made $1.8 million of repayments on obligations under participation agreements. For the year ended September 30, 2018, the Company did not sell any investments to affiliates through participation agreements and did not make any repayments on obligations under participation agreements. For the year ended September 30, 2017, the Company did not sell any investments to affiliates through participation agreements and made $12.9 million of repayments on obligations under participation agreements, including PIK interest of $0.4 million. For the year ended September 30, 2016, the Company sold $14.3 million of investments to affiliates through participation agreements and did not make any repayments on obligations under participation agreements. The weighted average interest rate on the obligations under participation agreements was approximately 13.0% as of both September 30, 2018 and 2017.
Mortgage Loan Payable
In May 2017, the Company obtained $3.3 million of mortgage financing for a senior loan. The mortgage financing carried interest at an annual rate of LIBOR plus 4.75% and had a maturity date of August 4, 2017. In June 2017, the mortgage financing was repaid in full.
Valuation Methodology
Market quotations are not readily available for the Company’s real estate-related loan investments, all of which are included in Level 3 of the fair value hierarchy, and therefore these investments are valued utilizing a yield approach, i.e. a discounted cash flow methodology to arrive at an estimate of the fair value of each respective investment in the portfolio using an estimated market yield. In following this methodology, investments are evaluated individually, and management takes into account, in determining the risk-adjusted discount rate for each of the Company’s investments, relevant factors, including available current market data on applicable yields of comparable debt/preferred equity instruments; market credit spreads and yield curves; the investment’s yield; covenants of the investment, including prepayment provisions; the portfolio company’s ability to make payments, net operating income and debt service coverage ratio; construction progress reports and construction budget analysis; the nature, quality and realizable value of any collateral (and loan-to-value ratio); the forces that influence the local markets in which the asset (the collateral) is purchased and sold, such as capitalization rates, occupancy rates, rental rates and replacement costs; and the anticipated duration of each real estate-related loan investment.
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

Notes to Financial Statements

The following tables present fair value measurements of investments, by major class, as of December 31, 2018, September 30, 2018 and September 30, 2017, according to the fair value hierarchy:

	December 31, 2018
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Loans	$—	$—	$23,571,020	$23,571,020
Loans through participation interest	—	—	55,915,765	55,915,765
Total Investments	$—	$—	$79,486,785	$79,486,785

Obligations under participation agreements	$—	$—	$—	$—

	September 30, 2018
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Loans	$—	$—	$29,174,139	$29,174,139
Loans through participation interest	—	—	43,246,193	43,246,193
Total Investments	$—	$—	$72,420,332	$72,420,332

Obligations under participation agreements	$—	$—	$1,809,101	$1,809,101

	September 30, 2017
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Loans	$—	$—	$23,675,007	$23,675,007
Loans through participation interest	—	—	22,121,382	22,121,382
Total Investments	$—	$—	$45,796,389	$45,796,389

Obligations under participation agreements	$—	$—	$1,820,502	$1,820,502

Notes to Financial Statements

Changes in Level 3 investments for the transition period ended December 31, 2018 and the years ended September 30, 2018, 2017 and 2016 were as follows:

	Transition Period Ended December 31, 2018
	Loans	Loans Through Participation	Total Investments	Obligations under Participation Agreements
Balance as of October 1, 2018	$29,174,139	$43,246,193	$72,420,332	$1,809,101
Purchases of investments	—	16,343,778	16,343,778	—
Repayments of investments	(5,829,000)	(3,787,158)	(9,616,158)	—
Net change in unrealized appreciation on investments	142,796	562	143,358	—
PIK interest income, net	—	19,529	19,529	—
Amortization and accretion of investment-related fees, net	80,942	92,861	173,803	(7,230)
Amortization of discount and premium on investments, net	2,143	—	2,143	—
Net change in unrealized depreciation on obligations under participation agreements	—	—	—	(10,871)
Repayments of obligations under participation agreements	—	—	—	(1,791,000)
Balance as of December 31, 2018	$23,571,020	$55,915,765	$79,486,785	$—
Net change in unrealized appreciation or depreciation for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized appreciation on investments and obligations under participation agreements	$177,828	$31,640	$209,468	$—

	Year Ended September 30, 2018
	Loans	Loans Through Participation	Total Investments	Obligations under Participation Agreements
Balance as of October 1, 2017	$23,675,007	$22,121,382	$45,796,389	$1,820,502
Purchases of investments	8,734,586	23,201,245	31,935,831	—
Repayments of investments	(3,438,847)	(2,740,752)	(6,179,599)	—
Net change in unrealized appreciation on investments	19,166	186,795	205,961	—
PIK interest income, net	—	161,266	161,266	—
Amortization and accretion of investment-related fees, net	175,656	316,257	491,913	2,533
Amortization of discount and premium on investments, net	8,571	—	8,571	—
Net change in unrealized depreciation on obligations under participation agreements	—	—	—	(13,934)
Balance as of September 30, 2018	$29,174,139	$43,246,193	$72,420,332	$1,809,101
Net change in unrealized appreciation or depreciation for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized appreciation (depreciation) on investments and obligations under participation agreements	$29,997	$186,795	$216,792	$(13,934)

Notes to Financial Statements

	Year Ended September 30, 2017
	Loans	Loan Through Participation	Total Investments	Obligations under Participation Agreements
Balance as of October 1, 2016	$26,723,922	$2,022,814	$28,746,736	$14,560,606
Purchases of investments	15,513,417	29,263,750	44,777,167	—
Repayments of investments	(19,120,683)	(9,388,277)	(28,508,960)	—
Net increase in unrealized appreciation on investments	207,821	209,099	416,920	—
PIK interest income, net	188,117	—	188,117	155,736
Amortization and accretion of investment-related fees, net	153,842	119,413	273,255	(4,303)
Amortization of discount on investments	8,571	(105,417)	(96,846)	—
Net change in unrealized depreciation on obligations under participation agreements	—	—	—	(27,767)
Repayments of obligations under participation agreements	—	—	—	(12,863,770)
Balance as of September 30, 2017	$23,675,007	$22,121,382	$45,796,389	$1,820,502
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
Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur. For the transition period ended December 31, 2018 and the years ended September 30, 2018, 2017 and 2016, there were no transfers.

Notes to Financial Statements

Significant Unobservable Inputs
The following table summarizes the significant unobservable inputs used by the Company to value the Level 3 investments as of December 31, 2018, September 30, 2018 and September 30, 2017. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

December 31, 2018
		Primary Valuation Technique	Unobservable Input	Range		Weighted
Asset Category	Fair Value			Minimum	Maximum	Average
Assets:
Loans	$23,571,020	Discounted cash flow	Discount rate	10.15%	13.00%	11.94%
Loans through participation interest	55,915,765	Discounted cash flow	Discount rate	10.77%	14.00%	12.00%
Total Level 3 Assets	$79,486,785
Liabilities:
Obligations under Participation Agreements	$—	Discounted cash flow	Discount rate	—	—	—

September 30, 2018
		Primary Valuation Technique	Unobservable Input	Range		Weighted
Asset Category	Fair Value			Minimum	Maximum	Average
Assets:
Loans	$29,174,139	Discounted cash flow	Discount rate	10.68%	13.20%	12.16%
Loans through participation interest	43,246,193	Discounted cash flow	Discount rate	11.50%	16.00%	12.63%
Total Level 3 Assets	$72,420,332
Liabilities:
Obligations under Participation Agreements	$1,809,101	Discounted cash flow	Discount rate	13.20%	13.20%	13.20%

September 30, 2017
		Primary Valuation Technique	Unobservable Input	Range		Weighted
Asset Category	Fair Value			Minimum	Maximum	Average
Assets:
Loans	$23,675,007	Discounted cash flow	Discount rate	9.43%	13.00%	11.84%
Loans through participation interest	22,121,382	Discounted cash flow	Discount rate	12.00%	15.00%	12.39%
Total Level 3 Assets	$45,796,389
Liabilities:
Obligations under Participation Agreements	$1,820,502	Discounted cash flow	Discount rate	12.60%	12.60%	12.60%
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

	Transition Period Ended December 31, 2018	Years Ended September 30,
		2018	2017	2016
Amounts Included in the Statements of Operations
Base management fees	$424,550	$1,684,442	$1,202,568	$552,011
Incentive fees on capital gains (1)	30,846	39,172	90,459	27,928
Operating expense reimbursement to Adviser (2)	234,191	879,892	530,619	318,550
Servicing fees (3)	229,192	922,607	—	—
Expense Support Payment from Adviser	—	—	—	(576,755)
Commissions, dealer manager fees and transaction charges incurred
Commissions, dealer manager fees and transaction charges (4)	$—	$914,494	$3,324,658	$3,647,210
Reduction of transaction charge payable (5)	$—	$—	$(3,195,513)	$—
_______________

(1)
Incentive fees on capital gains are based on 20% of net unrealized capital gains of $0.2 million for the transition period ended December 31, 2018, and $0.2 million, $0.4 million and $0.1 million for the years ended September 30, 2018, 2017 and 2016, respectively. No incentive fees on capital gains are actually payable by the Company with respect to unrealized gains unless and until those gains are realized.

(2)	Amounts were primarily compensation for time spent supporting the Company’s day-to-day operations.

(3)
As discussed in “Dealer Manager Agreement” below, on September 30, 2017, the Company adopted the Servicing Plan and the Second Amended Dealer Manager Agreement to revise the terms of the servicing fee (which was previously referred to as a transaction charge). The servicing fee is recorded as expense on the statements of operations in the period in which it was incurred. Prior to September 30, 2017, the servicing fee was recorded as a reduction to capital. As of December 31, 2018 and September 30, 2018, unpaid servicing fees were both $0.1 million and were included in accrued expenses on the statements of assets and liabilities.

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

Notes to Financial Statements

The following table presents a summary of Due to Adviser, net as of December 31, 2018, September 30, 2018 and September 30, 2017:

	December 31, 2018	September 30, 2018	September 30, 2017
Due to Adviser:
Base management fee and expense reimbursement payable	$404,622	$439,610	$495,990
Incentive fees on capital gains (1)	188,405	156,025	118,387
Offering costs	—	—	119,936
	593,027	595,635	734,313
Due from Adviser:
Reimbursable costs - other operating expense	—	19,416	26,386
Due to Adviser, net	$593,027	$576,219	$707,927
_______________

(1)
Incentive fees on capital gains are based on 20% of accumulated net unrealized capital gains of $1.0 million, $0.8 million and $0.6 million as of December 31, 2018, September 30, 2018 and September 30, 2017, respectively. No incentive fees on capital gains are actually payable by the Company with respect to unrealized gains unless and until those gains are realized.

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

Notes to Financial Statements

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
Organization and Offering Expenses
As of the end of the Offering on April 20, 2018 and September 30, 2017, Terra Income Advisors incurred cumulative organization costs of $0.2 million and $0.2 million, respectively, and cumulative offering costs of $3.4 million and $3.0 million, respectively, on behalf of the Company. Offering expenses consist of costs paid by Terra Income Advisors that are directly related to the registration and offering of the Company’s shares, including registration fees, legal fees and printing costs. Organization costs include those expenses paid by Terra Income Advisors for the legal organization, drafting and filing of the Company’s charter and other governance documents and include, but are not limited to, legal, accounting and filing fees.
Upon meeting the Minimum Offering Requirement, Terra Income Advisors is responsible for the payment of the Company’s cumulative organization and offering expenses to the extent such expenses exceed 1.5% of the gross proceeds from the Offering, which ended on April 20, 2018, without recourse against or reimbursement by the Company. As a result, Terra Income Advisors paid for all organization and offering expenses in excess of 1.5% of the gross proceeds from the Offering. As of the end of its Offering on April 20, 2018, the Company was responsible for $1.6 million of the cumulative offering and organization costs incurred by Terra Income Advisors, all of which were reimbursed to Terra Income Advisors. As of September 30, 2017, the amount due to Terra Income Advisors related to the offering and organization costs amounted to $0.1 million, and is included in Due to Adviser, net on the statements of assets and liabilities. For the transition period ended December 31, 2018, the Company did not make any reimbursement payments to Terra Income Advisors for offering costs incurred on behalf of the Company because all of the offering costs have been reimbursed. For the years ended September 30, 2018, 2017 and 2016, the Company made reimbursement payments of $0.2 million, $1.0 million and $0.1 million, respectively, to Terra Income Advisors for offering costs incurred on behalf of the Company.
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

Notes to Financial Statements

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

Notes to Financial Statements

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

(2)
As of December 31, 2018, the Company has not reimbursed Terra Income Advisors for any Expense Support Payments because the conditions for reimbursement have not been met. Additionally, as of December 31, 2018, all of the expense reimbursement payments are no longer eligible for reimbursement because the three-year period has elapsed.

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
Participation interest purchased by the Company: The below tables list the investment interests participated by the Company via participation agreement (each, a “PA”) as of December 31, 2018, September 30, 2018 and September 30, 2017. In accordance with the terms of each PA, each Participant’s rights and obligations, including interest income and other income (e.g., exit fee and prepayment income) and related fees/expenses are based upon its respective pro-rata participation interest in such investments, as specified in the respective PA. The Company’s share of the investment is repayable only from the proceeds received from the related borrower/issuer of the investment, and therefore the Company is also subject to the credit risk (i.e., risk of default by the underlying borrower/issuer).
Pursuant to each PA, the affiliated fund receives and allocates the interest income and other related investment incomes in respect of the investment to the Company. The Company pays related expenses (i.e., the base management fee) directly to Terra Income Advisors.

	Participating Interests at December 31, 2018	December 31, 2018
		Principal Balance	Fair Value
370 Lex Part Deux, LLC (1)(2)	35.0%	$15,225,000	$15,225,000
OHM Atlanta Owner, LLC (1)	40.8%	11,224,490	11,335,609
140 Schermerhorn Street Mezz LLC (1)	50.0%	7,500,000	7,574,247
Orange Grove Property Investors, LLC (1)	80.0%	6,680,000	6,733,003
NB Private Capital, LLC (1)	16.7%	4,250,000	4,284,030
Stonewall Station Mezz LLC (1)(4)	44.0%	3,761,540	3,792,025
City Gardens 333 LLC (1)	14.0%	2,914,245	2,914,245
TSG-Parcel 1, LLC (1)	11.1%	2,000,000	2,019,799
RS JZ Driggs, LLC (1)	50.0%	2,020,675	2,037,807
Total		$55,575,950	$55,915,765

Notes to Financial Statements

	Participating Interests at September 30, 2018	September 30, 2018		September 30, 2017
		Principal Balance	Fair Value	Principal Balance	Fair Value
OHM Atlanta Owner, LLC (1)	40.8%	$11,224,490	$11,335,609	$10,000,000	$10,091,628
140 Schermerhorn Street Mezz LLC (1)	50.0%	7,500,000	7,587,039	7,500,000	7,565,359
Orange Grove Property Investors, LLC (1)	80.0%	6,680,000	6,731,423	—	—
NB Private Capital, LLC (1)	16.7%	4,250,000	4,282,851	—	—
CGI 1100 Biscayne Management Holdco, LLC (1)(3)	16.0%	3,748,158	3,783,721	—	—
Stonewall Station Mezz LLC (1)(4)	44.0%	3,546,206	3,574,088	—	—
City Gardens 333 LLC (1)	14.0%	2,729,612	2,729,612	—	—
TSG-Parcel 1, LLC (1)	11.1%	2,000,000	2,019,799	2,000,000	2,019,339
RS JZ Driggs, LLC (1)	50.0%	1,192,251	1,202,051	—	—
NB Factory JV, LLC (1)(5)	—%	—	—	2,445,056	2,445,056
Total		$42,870,717	$43,246,193	$21,945,056	$22,121,382
_______________

(1)	Participation held in the name of Terra Property Trust, Inc., an affiliated fund managed by a subsidiary of Terra Capital Partners.

(2)	The Company acquired this investment in December 2018.

(3)	The principal amount includes PIK interest of $143,855 as of September 30, 2018. This investment was repaid in December 2018.

(4)	The principal amount includes PIK interest of $36,940 and $17,411 as of December 31, 2018 and September 30, 2018, respectively.

(5)	This investment was repaid on July 27, 2018.
Transfers of participation interests by the Company: The following table summarizes the investments that were subject to PAs with investment partnerships affiliated with Terra Income Advisors as of December 31, 2018, September 30, 2018 and September 30, 2017:

			December 31, 2018
			Transfers treated as obligations under participation agreements
	Principal	Fair Value	% Transferred	Principal	Fair Value
LD Milpitas Mezz, LP (1)(2)	$—	$—	25.0%	$—	$—
Total	$—	$—		$—	$—

			September 30, 2018
			Transfers treated as obligations under participation agreements
	Principal	Fair Value	% Transferred	Principal	Fair Value
KOP Hotel XXXI Mezz, LP (1)(3)	$5,800,000	$5,829,326	31.0%	$1,800,000	$1,809,101
LD Milpitas Mezz, LP (1)(2)	—	—	25.0%	—	—
Total	$5,800,000	$5,829,326		$1,800,000	$1,809,101

			September 30, 2017
			Transfers treated as obligations under participation agreements
	Principal	Fair Value	% Transferred	Principal	Fair Value
KOP Hotel XXXI Mezz, LP. (1)(3)	$5,800,000	$5,866,063	31.0%	$1,800,000	$1,820,502
Total	$5,800,000	$5,866,063		$1,800,000	$1,820,502
_______________

(1)	Participant is Terra Property Trust, Inc.

Notes to Financial Statements

(2)
On June 27, 2018, the Company entered into a participation agreement with Terra Property Trust, Inc. to sell a 25% participation interest, or $4.3 million, in a $17.0 million mezzanine loan. As of December 31, 2018, none of the commitment has been funded.

(3)	This investment was repaid in December 2018.
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
Note 5. Commitments and Contingencies
In the ordinary course of business, the Company may enter into future funding commitments, which are subject to the borrower meeting certain performance-related metrics that are monitored by the Company. As of December 31, 2018, September 30, 2018 and 2017, the Company had $18.2 million, $18.2 million and $4.6 million of unfunded commitments, respectively. The Company expects to maintain sufficient cash on hand to fund such unfunded commitments.
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
See Note 4. “Related Party Transactions”, for a discussion of the Company’s commitments to Terra Income Advisors.
Note 6. Income Taxes
The Company elected to operate so as to qualify to be taxed as a RIC under Subchapter M of the Code and, as such, was not subject to federal income tax on the portion of taxable income distributed to stockholders. On December 11, 2018, the Company’s Board voted to approve a change its tax election from taxation as a RIC to taxation as a REIT under Subchapter M of the Code. The Company intends to elect to be taxed as a REIT under the Code commencing with its short taxable year beginning October 1, 2018 and ending December 31, 2018.
In order to qualify as a REIT, the Company is required, among other things, to distribute at least 90% of its REIT net taxable income to the stockholders and meet certain tests regarding the nature of its income and assets. Because federal income tax regulations differ from U.S. GAAP, distributions in accordance with tax regulations may differ from net investment for financial reporting purposes. Differences may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes.

Notes to Financial Statements

Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes unrealized appreciation (depreciation) on investments as investment gains and losses are not included in taxable income until they are realized.
The following table reconciles net increase (decrease) in net assets resulting from operations to taxable income (loss):

	Transition Period Ended December 31, 2018	Years Ended September 30,
		2018	2017	2016
Net increase (decrease) in net assets resulting from operations	$1,212,549	$2,943,883	$1,282,924	$(2,316,160)
Net change in unrealized appreciation on investments	(143,358)	(205,961)	(416,920)	(192,212)
Net change in unrealized (depreciation) appreciation on obligations under participation agreements	(10,871)	(13,934)	(27,767)	52,572
Amortization of deferred offering costs	—	114,132	375,748	1,312,811
Reduction of offering costs	—	—	(944,248)	—
Expense reimbursement from Adviser	—	—	—	(576,755)
Incentive fees on capital gains	30,846	39,172	90,459	—
Other temporary differences (1)	9,487	10,421	107,565	3,045
Total taxable income (loss)	$1,098,653	$2,887,713	$467,761	$(1,716,699)
_______________

(1)	Other temporary differences primarily related to capitalization and amortization of transaction-related fees.
The following table reflects, for tax purposes, the estimated sources of the cash distributions that the Company has paid on its common stock:

	Transition Period Ended December 31, 2018		Years Ended September 30,
			2018		2017		2016
Source of Distribution	Distribution Amount (1)%		Distribution Amount (1)%		Distribution Amount	%	Distribution Amount	%
Return of capital	$876,881	44.4%	$4,665,786	61.8%	$4,631,433	90.8%	$2,474,642	100.0%
Net investment income	1,098,653	55.6%	2,887,713	38.2%	467,761	9.2%	—	—%
Distributions on a tax basis:	$1,975,534	100.0%	$7,553,499	100.0%	$5,099,194	100.0%	$2,474,642	100.0%
_______________

(1)
The Distribution Amount and Percentage reflected for the transition period ended December 31, 2018 and year ended September 30, 2018 are estimated figures. The actual source of distributions for the transition period ended December 31, 2018 and the year ended September 30, 2018 will be calculated in connection with the filing of the Company’s tax return.

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
For the transition period ended December 31, 2018, there were no permanent differences. For the years ended September 30, 2018 and 2017, permanent difference was related to $0.1 million and $0.6 million of amortization of deferred offering expenses, respectively.
As of December 31, 2018, September 30, 2018 and September 30, 2017, the Company did not have differences between book basis and tax basis cost of investments.
Note 7. Directors’ Fees
The Company’s directors who do not serve in an executive officer capacity for the Company or Terra Income Advisors are entitled to receive annual cash retainer fees, fees for attending board and committee meetings and annual fees for serving as a committee chairperson. These directors receive an annual fee of $20,000, plus $2,500 for each board meeting attended in person,

Notes to Financial Statements

$1,000 for each board meeting attended via teleconference and $1,000 for each committee meeting attended. In addition, the chairman of the audit committee receives an annual fee of $7,500 and the chairman of each of the nominating and corporate governance and the valuation committees, and any other committee, receives an annual fee of $2,500 for their additional services. For the transition period ended December 31, 2018 and the years ended September 30, 2018, 2017 and 2016, the Company recorded $0.03 million, $0.1 million, $0.1 million and $0.1 million for directors’ fees expense, respectively.
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
Note 8. Capital
The Company entered into a stock purchase agreement with Terra Capital Partners, the Company’s sponsor. On September 19, 2014, pursuant to a private placement, Terra Capital Partners contributed cash consideration of $125,000 to purchase approximately 11,111 shares of common stock at $11.25 per share. On October 20, 2014, pursuant to a private placement, Terra Capital Partners contributed an additional $50,000 in cash to purchase approximately 4,445 additional shares of common stock at $11.25 per share. As of December 31, 2018, the Company had 8,975,103 shares of common stock outstanding.
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
On November 11, 2015, and effective December 1, 2015, the Board approved a change to a certain aspect of the Company’s share pricing policy such that, once it raised gross offering proceeds in excess of $125 million, or prior to then in the sole discretion of the Board, in the event of a material decline in NAV per share, which the Company considers to be a 2.5% decrease below the then-current net offering price, the Company will reduce the offering price to establish a new net offering price not more than 2.5% above the NAV per share.
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

Notes to Financial Statements

The following table provides information with respect to repurchases of the Company’s common stock for the transition period ended December 31, 2018 and the year ended September 30, 2018:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Maximum Number of Shares Allowed to be Repurchased
Transition Period Ended December 31, 2018:
Three Months Ended December 31, 2018	61,161	$9.56	163,674

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Maximum Number of Shares Allowed to be Repurchased
Year Ended September 30, 2018:
Three Months Ended December 31, 2017	65,456	$10.00	111,881
Three Months Ended March 31, 2018	34,980	$9.86	163,674
Three Months Ended June 30, 2018	98,903	$9.75	163,674
Three Months Ended September 30, 2018 (1)	167,421	$9.67	163,674
_______________

(1)	167,421 shares were validly tendered, an amount that exceeded the maximum number of shares allowed to be repurchased, however, the Company elected to purchase all 167,421 shares validly tendered.
Note 9. Net Increase (Decrease) in Net Assets
Income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of December 31, 2018 and September 30, 2018, 2017 and 2016, there were no dilutive shares.
The following information sets forth the computation of the weighted average net increase (decrease) in net assets per share from operations for the transition period ended December 31, 2018 and the years ended September 30, 2018, 2017 and 2016:

	Transition Period Ended December 31, 2018	Years Ended September 30,
Basic		2018	2017	2016
Net increase (decrease) in net assets resulting from operations	$1,212,549	$2,943,883	$1,282,924	$(2,316,160)
Weighted average common shares outstanding	8,993,646	8,663,812	5,691,428	2,478,624
Net increase (decrease) in net assets per share resulting from operations	$0.13	$0.34	$0.23	$(0.93)
Note 10. Distributions
Distributions from net investment income and capital gain distributions are determined in accordance with U.S. federal income tax regulations, which differ from U.S. GAAP.
The following table reflects the Company’s distributions for the transition period ended December 31, 2018 and the years ended September 30, 2018, 2017 and 2016:

Record Date	Payment Date	Per Share Per Day	Distributions Paid in Cash	Distributions Paid through the DRIP	Total Distributions Paid/Accrued
Transition Period Ended December 31, 2018
October 20, 2018	October 31, 2018	$0.002389	$457,760	$206,734	$664,494
November 20, 2018	November 30, 2018	0.002389	443,634	200,955	644,589
December 20, 2018	December 29, 2018	0.002389	460,843	205,608	666,451
			$1,362,237	$613,297	$1,975,534

Notes to Financial Statements

Record Date	Payment Date	Per Share Per Day	Distributions Paid in Cash	Distributions Paid through the DRIP	Total Distributions Paid/Accrued
Year Ended September 30, 2018
October 20, 2017	October 31, 2017	$0.002389	$379,643	$182,495	$562,138
November 20, 2017	November 30, 2017	0.002389	383,269	182,003	565,272
December 20, 2017	December 29, 2017	0.002389	406,236	195,247	601,483
January 20, 2018	January 31, 2018	0.002389	409,747	204,116	613,863
February 20, 2018	February 27, 2018	0.002389	377,936	189,792	567,728
March 20, 2018	March 30, 2018	0.002389	450,154	210,657	660,811
April 20, 2018	April 27, 2018	0.002389	443,998	203,856	647,854
May 20, 2018	May 31, 2018	0.002389	464,061	213,512	677,573
June 20, 2018	June 29, 2018	0.002389	514,611	142,098	656,709
July 20, 2018	July 30, 2018	0.002389	525,722	147,067	672,789
August 20, 2018	August 31, 2018	0.002389	460,580	213,263	673,843
September 20, 2018	September 28, 2018	0.002389	454,247	199,189	653,436
			$5,270,204	$2,283,295	$7,553,499

Record Date	Payment Date	Per Share Per Day	Distributions Paid in Cash	Distributions Paid through the DRIP	Total Distributions Paid/Accrued
Year Ended September 30, 2017
October 20, 2016	October 31, 2016	$0.002733	$237,090	$123,938	$361,028
November 20, 2016	November 30, 2016	0.002733	242,959	123,376	366,335
December 20, 2016	December 31, 2016	0.002733	264,315	132,250	396,565
January 20, 2017	January 31, 2017	0.002389	245,151	120,219	365,370
February 20, 2017	February 28, 2017	0.002389	229,907	113,350	343,257
March 20, 2017	March 31, 2017	0.002389	269,633	130,692	400,325
April 20, 2017	April 30, 2017	0.002389	274,065	136,743	410,808
May 20, 2017	May 31, 2017	0.002389	296,817	151,121	447,938
June 20, 2017	June 30, 2017	0.002389	311,708	153,637	465,345
July 20, 2017	July 31, 2017	0.002389	335,112	164,935	500,047
August 20, 2017	August 31, 2017	0.002389	346,753	172,852	519,605
September 20, 2017	September 30, 2017	0.002389	349,401	173,170	522,571
			$3,402,911	$1,696,283	$5,099,194

Record Date	Payment Date	Per Share Per Day	Distributions Paid in Cash	Distributions Paid through the DRIP	Total Distributions Paid/Accrued
Year Ended September 30, 2016
October 20, 2015	October 31, 2015	$0.002740	$56,467	$27,330	$83,797
November 20, 2015	November 30, 2015	0.002740	66,042	37,026	103,068
December 20, 2015	December 31, 2015	0.002740	85,246	49,294	134,540
January 20, 2016	January 31, 2016	0.002733	104,209	61,892	166,101
February 20, 2016	February 29, 2016	0.002733	109,923	66,508	176,431
March 20, 2016	March 31, 2016	0.002733	122,410	74,913	197,323
April 20, 2016	April 30, 2016	0.002733	120,402	71,051	191,453
May 20, 2016	May 31, 2016	0.002733	137,203	80,646	217,849
June 20, 2016	June 30, 2016	0.002733	164,498	96,964	261,462
July 20, 2016	July 31, 2016	0.002733	186,208	112,114	298,322
August 20, 2016	August 31, 2016	0.002733	201,876	116,537	318,413
September 20, 2016	September 30, 2016	0.002733	209,254	116,629	325,883
			$1,563,738	$910,904	$2,474,642

Notes to Financial Statements

Note 11. Financial Highlights
The following is a schedule of financial highlights for the transition period ended December 31, 2018, the years ended September 30, 2018, 2017 and 2016 and for the period from June 24, 2015, the date on which the minimum offering requirement of $2,000,000 was met, through September 30, 2015:

	Transition Period Ended December 31, 2018	Years Ended September 30,			For the period from June 24, 2015 through September 30, 2015
		2018	2017	2016
Per share data:
Net asset value at beginning of period	$9.56	$10.00	$10.06	$10.97	$10.97
Results of operations (1):
Net investment income (loss)	0.12	0.31	0.15	(0.99)	0.05
Net change in unrealized appreciation on investments	0.01	0.03	0.08	0.08	—
Net change in unrealized (appreciation) depreciation on obligations under participation agreements (2)	—	—	—	(0.02)	—
Net increase (decrease) in net assets resulting from operations	0.13	0.34	0.23	(0.93)	0.05
Stockholder distributions (3):
Distributions from return of capital	(0.10)	(0.54)	(0.81)	(1.00)	(0.27)
Distributions from net investment income	(0.12)	(0.33)	(0.08)	—	—
Net decrease in net assets resulting from stockholder distributions	(0.22)	(0.87)	(0.89)	(1.00)	(0.27)
Capital share transactions:
Reduction of transaction charges (Note 4) (4)	—	—	0.42	—	—
Other (5)	—	0.09	0.18	1.02	0.22
Net increase in net assets resulting from capital share transactions	—	0.09	0.60	1.02	0.22
Net asset value, end of period	$9.47	$9.56	$10.00	$10.06	$10.97
Shares outstanding at end of period	8,975,103	8,972,358	7,530,130	4,222,358	926,357
Total return (6)	5.29%	4.02%	8.10%	(0.26)%	(10.36)%
Ratio/Supplemental data:
Net assets, end of period	$85,039,019	$85,773,410	$75,334,293	$42,474,748	$10,161,072
Ratio of net investment income (loss) to average net assets (7)	4.92%	3.26%	1.47%	(9.30)%	1.33%
Ratio of operating expenses to average net assets (7)	7.28%	7.21%	7.73%	20.73%	2.81%
Portfolio turnover	10.30%	10.22%	33.06%	—%	—%
_______________

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

(2)	The impact on net asset value was approximately $0.001 for the transition period ended December 31, 2018, and $0.002 and $0.005 for the year ended September 30, 2018 and 2017, respectively.

(3)	The per share data for distributions reflects the actual amount of distributions declared per share during the period.

(4)	Amount is calculated based on total shares outstanding as of September 30, 2017.

(5)
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

Notes to Financial Statements

(6)
Total return is calculated assuming a purchase of shares of common stock at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. The total return does not consider the effect of any selling commissions or charges that may have been incurred in connection with the sale of shares of our common stock. For the transition period ended December 31, 2018, the total return was annualized.

(7)
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

Note 12. Three Months Ended December 31, 2017 Comparative Data (Unaudited)
The condensed statement of operations for the three months ended December 31, 2017 is as follows:

Three Months Ended December 31, 2017
(unaudited)

Total investment income	$1,823,887
Base management fees	392,563
Operating expense reimbursement to Adviser	206,678
Servicing fees	207,055
Incentive fees on capital gains	(3,389)
All other expenses	687,590
Total operating expenses	1,490,497
Net investment income	333,390
Net change in unrealized appreciation on investments and obligations under participation agreements	(9,335)
Net increase in net assets resulting from operations	$324,055
Per common share data:
Net investment income	$0.04
Net increase in net assets resulting from operations	$0.04
Distributions declared	$0.22

Weighted average common shares outstanding	7,869,435

Notes to Financial Statements

Note 13. Selected Quarterly Financial Data

	Transition Period Ended December 31, 2018	Three Months Ended
		September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Total investment income	$2,649,375	$2,592,764	$2,304,383	$2,030,062	$1,823,887
Total operating expenses	1,591,055	1,564,173	1,501,494	1,470,944	1,490,497
Less: Expense Reimbursement from Adviser	—	—	—	—	—
Less: Reduction of offering costs	—	—	—	—	—
Net operating expenses	1,591,055	1,564,173	1,501,494	1,470,944	1,490,497
Net investment income	1,058,320	1,028,591	802,889	559,118	333,390
Net change in unrealized appreciation (depreciation) on investments	143,358	(37,536)	314,310	(47,844)	(22,969)
Net change unrealized depreciation (appreciation) on obligations under participation agreements	10,871	740	91	(531)	13,634
Net increase in net assets resulting from operations	$1,212,549	$991,795	$1,117,290	$510,743	$324,055

Net investment income per share	$0.12	$0.11	$0.09	$0.07	$0.04
Net increase in net assets resulting from operations per share	$0.13	$0.11	$0.12	$0.06	$0.04

Net asset value per share at period end	$9.47	$9.56	$9.67	$9.75	$9.86

	Three Months Ended
	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Total investment income (1)	$1,869,522	$313,120	$1,677,618	$1,397,465
Total operating expenses (1)	903,539	654,573	1,851,433	1,954,191
Less: Expense Reimbursement from Adviser	—	—	—	—
Less: Reduction of offering costs (2)	—	(944,248)	—	—
Net operating expenses	903,539	(289,675)	1,851,433	1,954,191
Net investment income (loss)	965,983	602,795	(173,815)	(556,726)
Net change in unrealized appreciation on investments	58,838	37,569	32,601	287,912
Net change unrealized depreciation (appreciation) on obligations under participation agreements	4,376	55,080	44,276	(75,965)
Net increase (decrease) in net assets resulting from operations	$1,029,197	$695,444	$(96,938)	$(344,779)

Net investment income (loss) per share	$0.14	$0.10	$(0.03)	$(0.12)
Net increase (decrease) in net assets resulting from operations per share	$0.15	$0.11	$(0.02)	$(0.08)

Net asset value per share at period end	$10.00	$9.62	$9.70	$9.92
_______________

Notes to Financial Statements

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

Note 14. Subsequent Events
The management of the Company has evaluated events and transactions through the date the financial statements were issued and has determined that there are no material events that would require adjustment to or disclosure in the Company’s financial statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Transition Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 22, 2019

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

Signature	Title	Date

/s/ Simon J. Mildé	Chairman and Director	February 22, 2019
Simon J. Mildé

/s/ Bruce D. Batkin	Director and Chief Executive Officer	February 22, 2019
Bruce D. Batkin	(Principal Executive Officer)

/s/ Gregory M. Pinkus	Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	February 22, 2019
Gregory M. Pinkus

/s/ Jeffrey M. Altman	Director	February 22, 2019
Jeffrey M. Altman

/s/ Michael L. Evans	Director	February 22, 2019
Michael L. Evans

/s/ Robert E. Marks	Director	February 22, 2019
Robert E. Marks