Form 10-Q
period 2019-03-31
Terra Income Fund 6, Inc.
filed 2019-05-10
CIK 1577134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☐
Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Securities registered pursuant to Section 12(b) of the Act: None
As of May 10, 2019, the registrant had 8,945,101 shares of common stock, $0.001 par value, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
Terra Income Fund 6, Inc.
Statements of Assets and Liabilities

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Investments, at fair value — non-controlled (amortized cost of $23,079,614 and $23,031,840, respectively)	$23,568,574	$23,571,020
Investment through participation interest, at fair value — non-controlled (amortized cost of $38,649,969 and $55,496,493, respectively) (Note 4)	39,001,549	55,915,765
Total investments	62,570,123	79,486,785
Cash and cash equivalents	21,696,325	6,072,043
Restricted cash	1,121,030	1,300,021
Interest receivable	531,441	669,404
Prepaid expenses and other assets	61,163	69,133
Total assets	85,980,082	87,597,386
Liabilities
Interest reserve and other deposits held on investments	1,121,030	1,300,021
Due to Adviser, net	602,903	593,027
Accrued expenses	449,222	375,075
Deferred revenue	132,486	202,755
Other liabilities	71,584	87,489
Total liabilities	2,377,225	2,558,367
Net assets	$83,602,857	$85,039,019
Commitments and contingencies (See Note 5)
Components of net assets:
Common stock, $0.001 par value, 450,000,000 shares authorized, and 8,925,061 and 8,975,103 shares issued and outstanding, respectively	$8,925	$8,975
Capital in excess of par	83,204,485	84,566,421
Accumulated distributable net income	389,447	463,623
Net assets	$83,602,857	$85,039,019
Net asset value per share	$9.37	$9.47

See notes to financial statements.

Terra Income Fund 6, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Investment income
Interest income	$2,370,101	$2,020,343
Prepayment fee income	32,721	—
Other fee income	14,468	9,719
Total investment income	2,417,290	2,030,062
Operating expenses
Base management fees	423,711	422,868
Incentive fees on capital gains (1)	(23,582)	(9,674)
Operating expense reimbursement to Adviser (Note 4)	251,198	200,118
Servicing fees (Note 2, Note 4)	224,568	230,129
Professional fees	324,876	392,116
Interest expense from obligations under participation agreements (Note 4)	—	59,129
Marketing expenses	—	82,605
Amortization of deferred offering costs	—	5,999
Directors’ fees	34,625	29,000
Insurance expense	53,087	53,347
General and administrative expenses	39,497	5,307
Total operating expenses	1,327,980	1,470,944
Net investment income	1,089,310	559,118
Net change in unrealized appreciation on investments	(117,912)	(47,844)
Net change in unrealized appreciation on obligations under participation agreements	—	(531)
Net increase in net assets resulting from operations	$971,398	$510,743
Per common share data:
Net investment income per share	$0.12	$0.07
Net increase in net assets resulting from operations per share	$0.11	$0.06
Weighted average common shares outstanding	8,997,830	8,566,284
_______________

(1)
Reversal of previously accrued incentive fees on capital gains are based on 20% of net unrealized capital losses of $117,912 and $48,375 for the three months ended March 31, 2019 and 2018, respectively. No incentive fees on capital gains are actually payable by the Company with respect to unrealized gains unless and until those gains are realized.

See notes to financial statements.

Terra Income Fund 6, Inc.
Statements of Changes in Net Assets
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operations
Net investment income	$1,089,310	$559,118
Net change in unrealized appreciation on investments	(117,912)	(47,844)
Net change in unrealized appreciation on obligations under participation agreements	—	(531)
Net increase in net assets resulting from operations	971,398	510,743
Stockholder distributions
Distributions from return of capital	(889,655)	(1,381,229)
Distributions from net investment income	(1,045,574)	(461,048)
Net decrease in net assets resulting from stockholder distributions	(1,935,229)	(1,842,277)
Capital share transactions
Issuance of common stock	60,000	8,417,292
Reinvestment of stockholder distributions	576,136	604,565
Selling commissions and dealer manager fees	—	(429,841)
Offering costs	(900)	—
Repurchases of common stock under stock repurchase plan	(1,107,567)	(344,902)
Net (decrease) increase in net assets resulting from capital share transactions	(472,331)	8,247,114
Net (decrease) increase in net assets	(1,436,162)	6,915,580
Net assets, at beginning of period	85,039,019	80,971,039
Net assets, at end of period	$83,602,857	$87,886,619

Capital share activity
Shares outstanding, at beginning of period	8,975,103	8,211,549
Shares issued from subscriptions	6,276	775,443
Shares issued from reinvestment of stockholder distributions	60,637	58,384
Shares repurchased under stock repurchase plan	(116,955)	(34,980)
Shares outstanding, at end of period	8,925,061	9,010,396

See notes to financial statements.

Terra Income Fund 6, Inc.
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net increase in net assets resulting from operations	$971,398	$510,743
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized appreciation on investments	117,912	47,844
Net change in unrealized appreciation on obligations under participation agreements	—	531
Amortization of deferred offering costs	—	5,999
Amortization and accretion of investment-related fees, net	(125,585)	(124,251)
Amortization of discount on investments	(2,143)	(2,143)
Paid-in-kind interest, net	(20,149)	(40,315)
Purchases of investments	(1,942,424)	(4,158,000)
Repayments of investments	18,889,051	11,684
Changes in operating assets and liabilities:
Increase in deferred offering costs	—	(88,717)
Decrease (increase) in interest receivable	137,963	(46,854)
Decrease (increase) in prepaid expenses and other assets	7,970	(255,279)
Decrease in interest reserve and other deposits held on investments	(178,991)	(1,914,482)
Increase (decrease) in due to Adviser, net	9,876	(55,124)
Increase in accrued expenses	74,147	172,114
Decrease in deferred revenue	(70,269)	—
Decrease in directors’ fees payable	—	(5,625)
Decrease in payable for unsettled stock subscriptions	—	(328,824)
(Decrease) increase in other liabilities	(15,905)	330,428
Net cash provided by (used in) operating activities	17,852,851	(5,940,271)
Cash flows from financing activities:
Issuance of common stock	60,000	7,417,833
Payments of selling commissions and dealer manager fees	—	(431,603)
Payments of offering costs	(900)	—
Payments of stockholder distributions	(1,359,093)	(1,237,712)
Payments for repurchases of common stock under stock repurchase plan	(1,107,567)	—
Net cash (used in) provided by financing activities	(2,407,560)	5,748,518
Net increase (decrease) in cash, cash equivalents and restricted cash	15,445,291	(191,753)
Cash, cash equivalents and restricted cash, at beginning of period	7,372,064	32,327,270
Cash, cash equivalents and restricted cash, at end of period (Note 2)	$22,817,355	$32,135,517

Supplemental disclosure of cash flow information:
Interest paid on obligations under participation agreements	$—	$59,800
Supplemental non-cash information:
Reinvestment of stockholder distributions	$576,136	$604,565

See notes to financial statements.

Terra Income Fund 6, Inc.
Schedule of Investments (Unaudited)
March 31, 2019

Portfolio Company (1)	Collateral Location	Property Type	Coupon Rate (2)	Current Interest Rate	Exit Fee	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (3)	% of Net Assets (4)
Investments — non-controlled
Mezzanine loans:
Hertz Clinton One Mezzanine, LLC	US - MS	Office	12.00%	12.00%	0.00%	3/18/2016	1/1/2025	$2,500,000	$2,450,715	$2,716,145	3.3%
YIP Santa Maria, LLC	US - CA	Hotel	13.00%	13.00%	1.00%	11/15/2016	12/9/2019	4,500,000	4,525,822	4,544,511	5.4%
Dwight Mezz II, LLC	US - CA	Student housing	11.00%	11.00%	0.00%	5/11/2017	5/6/2027	3,000,000	3,000,000	3,105,671	3.7%
Residential X Mezz Concord, LLC and Center Associates Mezz, LLC (8)	US - DE	Multifamily	12.00%	12.00%	2.00%	8/8/2017	9/5/2020	8,810,000	8,862,880	8,960,695	10.7%
221 W. 17th Street Owner, LLC (9)	US - NY	Condominium	12.75%	12.75%	1.00%	1/19/2018	7/1/2019	4,200,000	4,240,197	4,241,552	5.1%
Stonewall Station Mezz LLC (5)(7)	US - NC	Hotel	Current 12.00% PIK 2.00%	14.00%	1.00%	5/31/2018	5/20/2021	3,781,688	3,761,495	3,813,269	4.6%
LD Milpitas Mezz, LP (5)(6)(10)	US - CA	Hotel	LIBOR + 10.25% (2.75% Floor)	13.00%	1.00%	6/27/2018	6/27/2021	—	—	—	—%
									26,841,109	27,381,843	32.8%
Preferred equity investments:
City Gardens 333 LLC (5)(7)	US - CA	Student housing	LIBOR + 9.95% (2.00% Floor)	12.44%	0.00%	4/11/2018	4/1/2021	3,005,649	2,986,169	3,005,649	3.6%
RS JZ Driggs, LLC (5)(7)	US - NY	Multifamily	12.25%	12.25%	1.00%	5/1/2018	5/1/2020	2,712,434	2,702,543	2,736,151	3.3%
Orange Grove Property Investors, LLC (5)(7)	US - CA	Condominium	LIBOR + 8.00% (4.00% Floor)	12.00%	1.00%	5/24/2018	6/1/2021	7,480,000	7,439,677	7,541,175	9.0%
NB Private Capital, LLC (5)(7)	Various	Student housing	LIBOR + 10.50% (3.50% Floor)	14.00%	1.00%	7/27/2018	7/27/2020	4,250,000	4,209,776	4,285,252	5.1%
370 Lex Part Deux, LLC (5)(7)	US - NY	Office	LIBOR + 8.25% (2.44% Floor)	10.74%	0.00%	12/17/2018	1/9/2022	15,600,262	15,530,309	15,600,262	18.7%
									32,868,474	33,168,489	39.7%
First mortgages:
TSG-Parcel 1, LLC (5)(7)	US - CA	Land	LIBOR + 10.00% (2.00% Floor)	12.49%	1.00%	7/10/2015	12/31/2019	2,000,000	2,020,000	2,019,791	2.4%
									2,020,000	2,019,791	2.4%

Total Investments — non-controlled									$61,729,583	$62,570,123	74.9%

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

(4)	Percentages are based on net assets of $83.6 million as of March 31, 2019.

(5)	Participation interest is with Terra Property Trust, Inc., a related-party real estate investment trust managed by an affiliate of the Company’s sponsor.

(6)
The loan participations from the Company do not qualify for sale accounting and therefore, these loans remain in the Schedule of Investments. See “Obligations under Participation Agreements” in Note 3 in the accompanying notes to the financial statements.

(7)	The Company acquired these investments through participation agreements. See “Participation Agreements” in Note 4 in the accompanying notes to the financial statements.

(8)	As of March 31, 2019, this investment had an unfunded commitment of $1.2 million.

(9)	This investment was co-invested with Terra Property Trust, Inc.

(10)	On June 27, 2018, the Company entered into agreement with the borrower to provide funding commitment of up to $17.0 million. As of March 31, 2019, none of the commitment has been funded.

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

(6)
The loan participations from the Company do not qualify for sale accounting and therefore, these loans remain in the Schedule of Investments. See “Obligations under Participation Agreements” in Note 3 in the accompanying notes to the financial statements.

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
On December 11, 2018, the Company’s board of directors (the “Board”) voted to approve a change in its fiscal year from September 30 to December 31 in connection with its plan to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes under Subchapter M of the Code. The Board delegated to its management the authority to determine when such change in fiscal year would take effect. On December 31, 2018, the Company’s management determined to change its tax election from taxation as a RIC to taxation as a REIT under Subchapter M of the Code. The REIT tax election allows the Company to benefit from the preferential tax treatment afforded to RICs and REITs without the Company being subject to RIC-specific diversification restrictions. The Company elected to be taxed as a REIT under the Code commencing with its short taxable year beginning October 1, 2018 and ending December 31, 2018.
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
The Company previously retained Terra Capital Markets, LLC (“Terra Capital Markets”), an affiliate of Terra Income Advisors, to serve as the dealer manager of the Offering. As the dealer manager, Terra Capital Markets was responsible for marketing the Company’s shares being offered pursuant to the Offering, which ended on April 20, 2018.
On February 8, 2018, a pooled investment vehicle advised by Axar Capital Management L.P. (“Axar”) entered into an investment agreement with Terra Capital Partners and its affiliates pursuant to which Axar acquired from the respective owners thereof a 65.7% economic and voting interest in Terra Capital Partners and an initial 49% economic interest, but no voting interest, in Terra Income Advisors. On November 30, 2018, Axar purchased the remaining 34.3% economic interest in Terra Capital Partners. On April 25, 2019, the Company held its annual meeting of stockholders, at which time a new Investment Advisory Agreement was approved by the affirmative vote of a majority of the outstanding shares of common stock entitled to vote at the annual meeting. Accordingly, on April 30, 2019, Axar acquired the remaining 51% economic interest and 100% of the voting interest in Terra Income Advisors and the Company and Terra Income Advisors entered into a new Investment Advisory Agreement. Such new Investment Advisory Agreement has the same economic terms and is in all material respects otherwise on the same terms as the Investment Advisory Agreement in effect immediately prior to April 30, 2019, except for the date of the agreement.
The Company’s primary investment objectives are to pay attractive and stable cash distributions and to preserve, protect and return capital contributions to stockholders. The Company’s investment strategy is to use substantially all of the proceeds of the Offering to originate and manage a diversified portfolio consisting of (i) commercial real estate loans to U.S. companies qualifying as “eligible portfolio companies” under the 1940 Act, including mezzanine loans, first and second lien mortgage loans, subordinated mortgage loans, bridge loans and other commercial real estate-related loans related to or secured by high quality commercial real estate in the United States and (ii) preferred equity real estate investments in U.S. companies qualifying as “eligible portfolio companies” under the 1940 Act. The Company may also purchase select commercial real estate-related debt securities, such as commercial mortgage-backed securities or collateralized debt obligations. The Company intends to either directly or through an affiliate, structure, underwrite and originate most of its investments, as it believes that doing so will provide it with the best opportunity to invest in loans that satisfy its standards, establish a direct relationship with the borrower and optimize the terms of

Notes to Financial Statements

its investments. The Company may hold its investments until their scheduled maturity dates or may sell them if the Company is able to command favorable terms for their disposition.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation:  The accompanying interim financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information. The accompanying interim financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X. The Company is an investment company, as defined under U.S. GAAP, and applies accounting and reporting guidance in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services — Investment Companies. Certain prior period information has been reclassified to conform to the current period presentation.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s statements of assets and liabilities to the total amount shown in its statements of cash flows:

	March 31, 2019	March 31, 2018
Cash and cash equivalents	$21,696,325	$31,133,024
Restricted cash	1,121,030	1,002,493
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$22,817,355	$32,135,517
Investment Transactions and Investment Income (Expense):  The Company records investment transactions on the trade date. Realized gains or losses on dispositions of investments represent the difference between the amortized cost of the investment, based on the specific identification method, and the proceeds received from the sale or maturity (exclusive of any prepayment penalties). Realized gains and losses and changes in unrealized gains and losses are recognized in the statements of operations. Interest income is accrued based upon the outstanding principal amount and contractual terms of the debt instruments and preferred equity investments. Interest is accrued on a daily basis. Discounts and premiums on investments purchased are accreted or amortized over the expected life of the respective investment using the effective yield method and are included in interest income in the statements of operations. Loan origination fees and exit fees are capitalized and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. Income accrual is generally suspended for investments at the earlier of the date at which payments become 90 days past due or when, in the opinion of the Adviser, recovery of income and principal becomes doubtful. Interest is then recorded on the basis of cash received until accrual is resumed when the investment becomes contractually current and performance is demonstrated to be resumed. The amortized cost of investments represents the original cost adjusted for the accretion of discounts on investments and exit fees, and the amortizations of premiums on investments and origination fees. As prepayment(s), partial or full, occurs on an investment, prepayment income is recognized. All other income is recognized when earned.
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

Notes to Financial Statements

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

Notes to Financial Statements

liquidated at its fair value as of the balance sheet date even though Terra Income Advisors is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.
Income Taxes:  The Company initially elected to operate so as to qualify to be taxed as a RIC as defined under Subchapter M of the Code. Generally, a RIC is not required to pay corporate-level federal income tax on income and gains distributed to stockholders, provided that it distributes at least 90.0% of “investment company taxable income,” as defined in the Code, each year and meets specified source-of-income and asset diversification requirements. Dividends paid up to one year after the current tax year can be carried back to the prior tax year for determining the dividends paid in such tax year. For the three months ended March 31, 2018, the Company distributed sufficient dividends to maintain its qualification to be taxed as a RIC.
On December 31, 2018, the Company announced its intention to change its tax election from taxation as a RIC to taxation as a REIT. The Company elected to be taxed as a REIT under the Code commencing with its short taxable year beginning October 1, 2018 and ending December 31, 2018. In order to qualify as a REIT, the Company is required, among other things, to distribute at least 90% of its REIT net taxable income to the stockholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Company is not subject to U.S. federal income taxes on income and gains distributed to the stockholders as long as certain requirements are satisfied, principally relating to the nature of income and the level of distributions, as well as other factors. If the Company fails to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal and state income taxes at regular corporate rates beginning with the year in which it fails to qualify and may be precluded from being able to elect to be treated as a REIT for the Company’s four subsequent taxable years. For the three months ended March 31, 2019, the Company satisfied all the requirements for a REIT and accordingly, no provision for federal income taxes has been included in the financial statements.
The Company did not have any uncertain tax positions that met the recognition or measurement criteria under accounting for income taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its statements of operations. For the three months ended March 31, 2019 and 2018, the Company did not incur any interest or penalties. Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The Company’s 2015-2018 federal tax years remain subject to examination by the Internal Revenue Service and the state department of revenue.
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
The financial statements include investments at fair value of $62.6 million and $79.5 million at March 31, 2019 and December 31, 2018, respectively. These fair values have been determined in good faith by the Board. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments and obligations under participation agreements, and the differences could be material.
Recent Accounting Pronouncements: In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 outlines a new model for accounting by lessees, whereby their rights and obligations under substantially all leases, existing and new, would be capitalized and recorded on the balance sheet. For lessors, however, the accounting remains largely unchanged from the model under ASC Topic 840 — Leases (“ASC Topic 840”), with the distinction between operating and financing leases retained, but updated to align with certain changes to the lessee model and the new revenue recognition standard. The new standard also replaces the sale-leaseback guidance under ASC Topic 840 with a new model applicable to both lessees and lessors. Additionally, the new standard requires extensive quantitative and qualitative disclosures. ASU 2016-02 is effective for U.S. GAAP public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all entities. The new standard must be adopted using a modified retrospective transition of the new guidance and provides for certain practical expedients. Transition requires application of the new model at the beginning of the earliest comparative period presented. The Company adopted ASU 2016-02 on January 1, 2019. The adoption of ASU 2016-02 did not have any impact on the Company’s financial statements as the Company does not have any lease arrangements.
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

Notes to Financial Statements

All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of ASU 2018-13. The Company does not expect the adoption of ASU 2018-13 to have a material impact on its financial statements and disclosures.
In August 2018, the SEC adopted a final rule that eliminates or amends disclosure requirements that have become duplicative, overlapping, or outdated in light of other SEC disclosure requirements, U.S. GAAP, or changes in the information environment (the “Final Rule”). The Final Rule is intended to simplify and update the disclosure of information to investors and reduce compliance burdens for companies, without significantly altering the total mix of information available to investors. Among other items, the Final Rule requires registrants to include in their interim financial statements a reconciliation of changes in net assets or stockholders’ equity in the notes or as a separate statement. The Final Rule is effective for all filings made on or after November 5, 2018; however, the SEC would not object if a filer’s first presentation of the changes in net assets or stockholders’ equity and the balance sheet presentation of distributable earnings were included in its Form 10-Q for the quarter that begins after the effective date of the Final Rule. The Company adopted the Final Rule in the first quarter of fiscal year 2019. The adoption of the Final Rule did not have a material impact on the Company’s financial statements and disclosures.
Note 3. Investments
The following tables show the composition of the investment portfolio, at amortized cost and fair value at March 31, 2019 and December 31, 2018, respectively (with corresponding percentage of total portfolio investments):

	March 31, 2019
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Loans	$23,079,614	37.4%	$23,568,574	37.7%
Loans through participation interest (Note 4)	38,649,969	62.6%	39,001,549	62.3%
Total	$61,729,583	100.0%	$62,570,123	100.0%

	December 31, 2018
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Loans	$23,031,840	29.3%	$23,571,020	29.7%
Loans through participation interest (Note 4)	55,496,493	70.7%	55,915,765	70.3%
Total	$78,528,333	100.0%	$79,486,785	100.0%
Obligations under Participation Agreements
The Company has elected the fair value option relating to accounting for debt obligations at their fair value for its obligations under participation agreements which arose due to partial loan sales which did not meet the criteria for sale treatment. The Company employs the same yield approach valuation methodology used for the real estate-related loan investments on the Company’s obligations under participation agreements. As of March 31, 2019 and December 31, 2018, the Company did not have any funded obligations under participation agreements. For the three months ended March 31, 2019 and 2018, the Company did not sell any investments to affiliates through participation agreements and did not make any repayments on obligations under participation agreements.
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

Notes to Financial Statements

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
The following tables present fair value measurements of investments, by major class, as of March 31, 2019 and December 31, 2018, according to the fair value hierarchy:

	March 31, 2019
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Loans	$—	$—	$23,568,574	$23,568,574
Loans through participation interest	—	—	39,001,549	39,001,549
Total Investments	$—	$—	$62,570,123	$62,570,123

	December 31, 2018
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Loans	$—	$—	$23,571,020	$23,571,020
Loans through participation interest	—	—	55,915,765	55,915,765
Total Investments	$—	$—	$79,486,785	$79,486,785
Changes in Level 3 investments for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31, 2019
	Loans	Loans Through Participation	Total Investments	Obligations under Participation Agreements
Balance as of January 1, 2019	$23,571,020	$55,915,765	$79,486,785	$—
Purchases of investments	—	1,942,424	1,942,424	—
Repayments of investments	—	(18,889,051)	(18,889,051)	—
Net change in unrealized depreciation on investments	(50,220)	(67,692)	(117,912)	—
PIK interest income, net	—	20,149	20,149	—
Amortization and accretion of investment-related fees, net	45,631	79,954	125,585	—
Amortization of discount and premium on investments, net	2,143	—	2,143	—
Balance as of March 31, 2019	$23,568,574	$39,001,549	$62,570,123	$—
Net change in unrealized appreciation or depreciation for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized depreciation on investments and obligations under participation agreements	$(50,218)	$(24,590)	$(74,808)	$—

Notes to Financial Statements

	Three Months Ended March 31, 2018
	Loans	Loans Through Participation	Total Investments	Obligations under Participation Agreements
Balance as of January 1, 2018	$27,295,302	$27,314,411	$54,609,713	$1,807,503
Purchases of investments	4,158,000	—	4,158,000	—
Repayments of investments	(11,684)	—	(11,684)	—
Net change in unrealized appreciation (depreciation) on investments	24,444	(72,288)	(47,844)	—
PIK interest income, net	—	40,315	40,315	—
Amortization and accretion of investment-related fees, net	42,612	82,268	124,880	629
Amortization of discount and premium on investments, net	2,143	—	2,143	—
Net change in unrealized appreciation on obligations under participation agreements	—	—	—	531
Balance as of March 31, 2018	$31,510,817	$27,364,706	$58,875,523	$1,808,663
Net change in unrealized appreciation or depreciation for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized appreciation (depreciation) on investments and obligations under participation agreements	$24,444	$(72,288)	$(47,844)	$531

Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur. For the three months ended March 31, 2019 and 2018, there were no transfers.
Significant Unobservable Inputs
The following table summarizes the significant unobservable inputs used by the Company to value the Level 3 investments as of March 31, 2019 and December 31, 2018. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

March 31, 2019
		Primary Valuation Technique	Unobservable Input	Range		Weighted
Asset Category	Fair Value			Minimum	Maximum	Average
Assets:
Loans	$23,568,574	Discounted cash flow	Discount rate	10.15%	13.00%	11.94%
Loans through participation interest	39,001,549	Discounted cash flow	Discount rate	10.75%	14.00%	11.99%
Total Level 3 Assets	$62,570,123

December 31, 2018
		Primary Valuation Technique	Unobservable Input	Range		Weighted
Asset Category	Fair Value			Minimum	Maximum	Average
Assets:
Loans	$23,571,020	Discounted cash flow	Discount rate	10.15%	13.00%	11.94%
Loans through participation interest	55,915,765	Discounted cash flow	Discount rate	10.77%	14.00%	12.00%
Total Level 3 Assets	$79,486,785
If the weighted average discount rate used to value the Company’s investments were to increase, the fair value of the Company’s investments would decrease. Conversely, if the weighted average discount rate used to value the Company’s investments were to decrease, the fair value of Company’s investments would increase.

Notes to Financial Statements

Note 4. Related Party Transactions
The Company entered into various agreements with Terra Income Advisors whereby the Company pays and reimburses Terra Income Advisors for certain fees and expenses. Additionally, the Company paid Terra Capital Markets certain fees in connection with its Offering.
The following table presents a summary of such fees and reimbursements in accordance with the terms of the related agreements:

	Three Months Ended March 31,
	2019	2018
Amounts Included in the Statements of Operations
Base management fees	$423,711	$422,868
Incentive fees on capital gains (1)	(23,582)	(9,674)
Operating expense reimbursement to Adviser (2)	251,198	200,118
Servicing fees (3)	224,568	230,129
Commissions and dealer manager fees incurred
Commissions and dealer manager fees (4)	$—	$429,841
_______________

(1)
Reversal of previously accrued incentive fees on capital gains are based on 20% of net unrealized capital losses of $117,912 and $48,375 for the three months ended March 31, 2019 and 2018, respectively. No incentive fees on capital gains are actually payable by the Company with respect to unrealized gains unless and until those gains are realized.

(2)	Amounts were primarily compensation for time spent supporting the Company’s day-to-day operations.

(3)
As discussed in “Dealer Manager Agreement” below, on September 30, 2017, the Company adopted the servicing plan. The servicing fee is recorded as expense on the statements of operations in the period in which it was incurred. As of March 31, 2019 and December 31, 2018, unpaid servicing fees were both $0.1 million and were included in accrued expenses on the statements of assets and liabilities.

(4)
Of the amount incurred for the three months ended March 31, 2018, $0.3 million were re-allowed to selected broker-dealers. Amount was recorded as reductions to capital in excess of par on the statements of assets and liabilities. There were no commissions and dealer manager fees incurred for three months ended March 31, 2019 because the Offering ended on April 20, 2018.

Due to / Due from Adviser
The Company determined that it has the right of offset on the amounts due to and due from Terra Income Advisors under the guidance in ASC Topic 210, Balance Sheet. As such, the net amount is presented as Due to Adviser, net on the statements of assets and liabilities. The following table presents a summary of Due to Adviser, net as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Due to Adviser:
Base management fee and expense reimbursement payable	$442,092	$404,622
Incentive fees on capital gains (1)	164,823	188,405
	606,915	593,027
Due from Adviser:
Reimbursable costs - other operating expense	4,012	—
Due to Adviser, net	$602,903	$593,027
_______________

(1)
Incentive fees on capital gains are based on 20% of accumulated net unrealized capital gains of $0.8 million and $1.0 million as of March 31, 2019 and December 31, 2018, respectively. No incentive fees on capital gains are actually payable by the Company with respect to unrealized gains unless and until those gains are realized.

Management and Incentive Fee Compensation to Adviser
Pursuant to the Investment Advisory Agreement, Terra Income Advisors is responsible for the Company’s day-to-day operations. Pursuant to the Investment Advisory Agreement, Terra Income Advisors is paid for its services in two components — a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 2.0% of the Company’s

Notes to Financial Statements

average gross assets. The base management fee is payable quarterly in arrears and calculated based on the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters.
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
Operating Expenses
The Company reimburses Terra Income Advisors for operating expenses incurred in connection with administrative services provided to the Company, including compensation to administrative personnel. The Company does not reimburse Terra Income Advisors for personnel costs in connection with services for which Terra Income Advisors receives a separate fee. In addition, the Company does not reimburse Terra Income Advisors for (i) rent or depreciation, capital equipment or other costs of Terra Income Advisors’ own administrative items, or (ii) salaries, fringe benefits, travel expenses and other administrative items incurred or allocated to any controlling person of Terra Income Advisors.
Organization and Offering Expenses
As of the end of the Offering on April 20, 2018, Terra Income Advisors incurred cumulative organization costs of $0.2 million and cumulative offering costs of $3.4 million on behalf of the Company. Offering expenses consist of costs paid by Terra Income Advisors that are directly related to the registration and offering of the Company’s shares, including registration fees, legal fees and printing costs. Organization costs include those expenses paid by Terra Income Advisors for the legal organization, drafting and filing of the Company’s charter and other governance documents and include, but are not limited to, legal, accounting and filing fees.
Upon meeting the Minimum Offering Requirement, Terra Income Advisors is responsible for the payment of the Company’s cumulative organization and offering expenses to the extent such expenses exceed 1.5% of the gross proceeds from the Offering without recourse against or reimbursement by the Company. As a result, Terra Income Advisors paid for all organization and offering expenses in excess of 1.5% of the gross proceeds from the Offering. Based on the gross proceeds from the Offering, the Company was responsible for $1.6 million of the cumulative offering and organization costs incurred by Terra Income Advisors,

Notes to Financial Statements

all of which were reimbursed to Terra Income Advisors. For the three months ended March 31, 2018, the Company made reimbursement payments of $0.1 million to Terra Income Advisors for offering costs incurred on behalf of the Company. For the three months ended March 31, 2019, the Company did not make any such reimbursement payment because the Offering ended on April 20, 2018.
Dealer Manager Agreement
The Company entered into a dealer manager agreement with Terra Capital Markets, an affiliate of Terra Income Advisors, to serve as the dealer manager of the Offering. Under the terms of the dealer manager agreement, Terra Capital Markets received selling commissions of 3.0% of gross proceeds from the Offering, dealer manager fees of up to 1.5% of the gross proceeds from the Offering, and broker-dealer fees of up to 1.0% of gross proceeds from the Offering for reimbursement of marketing and expenses, in connection with the sale of shares of the Company’s common stock in the Offering, all or a portion of which may be re-allowed to selected broker-dealers.
On September 30, 2017, the Board adopted the servicing plan (the “Servicing Plan”). Pursuant to the Servicing Plan, Terra Capital Markets receives a servicing fee at an annual rate of 1.125% of the most recently published net asset value per share of the Company’s common stock, excluding shares sold through the DRIP, in exchange for providing certain administrative support services. With respect to each share sold, the servicing fee will be payable annually on the anniversary of the applicable month of purchase. Terra Capital Markets, in its discretion, may re-allow a portion of such servicing fee to participating dealers for performing certain administrative support services. The Servicing Plan will remain in effect for so long as such continuance is approved quarterly by the Board, including a majority of the directors who are not “interested persons” as defined in the 1940 Act and who have no direct or indirect financial interest in the operation of the Servicing Plan or in any agreements entered into in connection therewith. In addition, the Boards will review all payments made pursuant to the Servicing Plan at least quarterly. The Company will no longer incur the annual servicing fee upon the earlier of (i) the aggregate underwriting compensation from all sources, including selling commissions, dealer manager fees, broker-dealer fees, and servicing fees would exceed 10% of the gross proceeds in the Offering, (ii) with respect to a specific share, the date that such share is redeemed or is no longer outstanding, and (iii) the date, if any, upon which a liquidity event occurs.
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

Notes to Financial Statements

The following table provides information regarding the expenses that the parties to the agreement determined would be incurred by Terra Income Advisors pursuant to the Expense Support Agreement:

Three months ended	Amount of Expense Reimbursement Payment	Annualized Operating Expense Ratio as of the Date of Expense Reimbursement Payment	Annualized Rate of Distributions Per Share (1)	Reimbursement Eligibility Expiration (2)
June 30, 2015	$515,813	24.53%	8.00%	June 30, 2018
September 30, 2015	1,174,487	66.63%	8.00%	September 30, 2018
December 31, 2015	576,755	15.60%	8.00%	November 30, 2018
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

(2)
As of March 31, 2019, the Company has not reimbursed Terra Income Advisors for any Expense Support Payments because the conditions for reimbursement have not been met. Additionally, as of March 31, 2019, all of the expense reimbursement payments are no longer eligible for reimbursement because the three-year period has elapsed.

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
ASC Topic 860, Transfers and Servicing (“ASC 860”), establishes accounting and reporting standards for transfers of financial assets. ASC 860-10 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Company has determined that the participation agreements it enters into are accounted for as secured borrowings under ASC Topic 860 (see “Participation Interests” in Note 2 and “Obligations under Participation Agreements” in Note 3).
Participation interest purchased by the Company: The below tables list the investment interests participated by the Company via participation agreement (each, a “PA”) as of March 31, 2019 and December 31, 2018. In accordance with the terms of each PA, each Participant’s rights and obligations, including interest income and other income (e.g., exit fee and prepayment income) and related fees/expenses are based upon its respective pro-rata participation interest in such investments, as specified in the respective PA. The Company’s share of the investment is repayable only from the proceeds received from the related borrower/issuer of the investment, and therefore the Company is also subject to the credit risk (i.e., risk of default by the underlying borrower/issuer).
Pursuant to each PA, the affiliated fund receives and allocates the interest income and other related investment incomes in respect of the investment to the Company. The Company pays related expenses (i.e., the base management fee) directly to Terra Income Advisors.

Notes to Financial Statements

	Participating Interests at March 31, 2019	March 31, 2019		December 31, 2018
		Principal Balance	Fair Value	Principal Balance	Fair Value
370 Lex Part Deux, LLC (1)	35.0%	$15,600,262	$15,600,262	$15,225,000	$15,225,000
Orange Grove Property Investors, LLC (1)	80.0%	7,480,000	7,541,175	6,680,000	6,733,003
NB Private Capital, LLC (1)	16.7%	4,250,000	4,285,252	4,250,000	4,284,030
Stonewall Station Mezz LLC (1)(3)	44.0%	3,781,688	3,813,269	3,761,540	3,792,025
City Gardens 333 LLC (1)	14.0%	3,005,649	3,005,649	2,914,245	2,914,245
TSG-Parcel 1, LLC (1)	11.1%	2,000,000	2,019,791	2,000,000	2,019,799
RS JZ Driggs, LLC (1)	50.0%	2,712,434	2,736,151	2,020,675	2,037,807
OHM Atlanta Owner, LLC (1)(2)	—	—	—	11,224,490	11,335,609
140 Schermerhorn Street Mezz LLC (1)(2)	—	—	—	7,500,000	7,574,247
Total		$38,830,033	$39,001,549	$55,575,950	$55,915,765
_______________

(1)	Participation held in the name of Terra Property Trust, Inc., an affiliated fund managed by a subsidiary of Terra Capital Partners.

(2)	These participations were repaid during the three months ended March 31, 2019.

(3)	The principal amount includes PIK interest of $57,088 and $36,940 as of March 31, 2019 and December 31, 2018, respectively.
Transfers of participation interests by the Company: The following table summarizes the investments that were subject to PAs with investment partnerships affiliated with Terra Income Advisors as of March 31, 2019 and December 31, 2018:

			March 31, 2019
			Transfers treated as obligations under participation agreements
	Principal	Fair Value	% Transferred	Principal	Fair Value
LD Milpitas Mezz, LP (1)	$—	$—	25.0%	$—	$—

			December 31, 2018
			Transfers treated as obligations under participation agreements
	Principal	Fair Value	% Transferred	Principal	Fair Value
LD Milpitas Mezz, LP (1)	—	—	25.0%	—	—
_______________

(1)
On June 27, 2018, the Company entered into a participation agreement with Terra Property Trust, Inc. to sell a 25% participation interest, or $4.3 million, in a $17.0 million mezzanine loan. As of March 31, 2019 and December 31, 2018, none of the commitment has been funded.

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

Notes to Financial Statements

In January 2018, the Company and Terra Property Trust, Inc. co-invested in an $8.9 million mezzanine loan that bears interest at an annual fixed rate of 12.75% and matures on March 31, 2019. In March 2019, the maturity date of the loan was extended to July 1, 2019. The Company’s portion of the investment is 47.19%, or $4.2 million and is reflected as investments at fair value on the statements of assets and liabilities. The Company’s rights and obligations under the loan pertain to its portion of the investment only.
Note 5. Commitments and Contingencies
In the ordinary course of business, the Company may enter into future funding commitments, which are subject to the borrower meeting certain performance-related metrics that are monitored by the Company. As of both March 31, 2019 and December 31, 2018, the Company had $18.2 million of unfunded commitments. The Company expects to maintain sufficient cash on hand to fund such unfunded commitments.
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
See Note 4. “Related Party Transactions”, for a discussion of the Company’s commitments to Terra Income Advisors.
Note 6. Income Taxes
On December 11, 2018, the Company’s Board voted to approve a change its tax election from taxation as a RIC to taxation as a REIT under Subchapter M of the Code. The Company elected to be taxed as a REIT under the Code commencing with its short taxable year beginning October 1, 2018 and ending December 31, 2018. Prior to October 1, 218, the Company elected to operate so as to qualify to be taxed as a RIC under Subchapter M of the Code and, as such, was not subject to federal income tax on the portion of taxable income distributed to stockholders.
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
Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes unrealized appreciation (depreciation) on investments as investment gains and losses are not included in taxable income until they are realized.
The following table reconciles net increase in net assets resulting from operations to taxable income:

	Three Months Ended March 31,
	2019	2018
Net increase in net assets resulting from operations	$971,398	$510,743
Net change in unrealized appreciation on investments	117,912	47,844
Net change in unrealized appreciation on obligations under participation agreements	—	531
Amortization of deferred offering costs	—	5,999
Incentive fees on capital gains	(23,582)	(9,674)
Other temporary differences (1)	(20,154)	(94,395)
Total taxable income	$1,045,574	$461,048
_______________

(1)	Other temporary differences primarily related to capitalization and amortization of transaction-related fees.

Notes to Financial Statements

The following table reflects, for tax purposes, the estimated sources of the cash distributions that the Company has paid on its common stock:

	Three Months Ended March 31,
	2019		2018
Source of Distribution	Distribution Amount (1)%		Distribution Amount	%
Return of capital	$889,655	46.0%	$1,381,229	75.0%
Net investment income	1,045,574	54.0%	461,048	25.0%
Distributions on a tax basis:	$1,935,229	100.0%	$1,842,277	100.0%
_______________

(1)
The Distribution Amount and Percentage reflected for the three months ended March 31, 2019 and 2018 are estimated figures. The actual source of distributions will be calculated in connection with the filing of the Company’s tax return.

As of March 31, 2019 and December 31, 2018, the Company did not have differences between book basis and tax basis cost of investments.
Note 7. Directors’ Fees
The Company’s directors who do not serve in an executive officer capacity for the Company or Terra Income Advisors are entitled to receive annual cash retainer fees, fees for attending board and committee meetings and annual fees for serving as a committee chairperson. These directors receive an annual fee of $20,000, plus $2,500 for each board meeting attended in person, $1,000 for each board meeting attended via teleconference and $1,000 for each committee meeting attended. In addition, the chairman of the audit committee receives an annual fee of $7,500 and the chairman of each of the nominating and corporate governance and the valuation committees, and any other committee, receives an annual fee of $2,500 for their additional services. For the three months ended March 31, 2019 and 2018, the Company recorded $34,625 and $29,000 for directors’ fees expense, respectively.
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
Note 8. Capital
The Company’s Offering ended on April 20, 2018. Since commencing the Offering and through the end of the Offering on April 20, 2018, the Company has sold 8,878,606 shares of common stock, including shares purchased by Terra Capital Partners and excluding shares sold through the DRIP, in both an initial private placement and from the Offering, for gross proceeds of $103.6 million. On January 17, 2019, the Company sold 6,276 shares of common stock at a price of $9.56 per share to an officer in a private placement. As of March 31, 2019, the Company had 8,925,061 shares of common stock outstanding.
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
Share Repurchase Program
The Company implemented a share repurchase program whereby every quarter the Company offers to repurchase up to 2.5% of the weighed-average number of shares outstanding in the prior calendar year at a price per share equal to the most recently disclosed NAV per share of its common stock immediately prior to the date of repurchase. The purpose of the share repurchase program is to provide stockholders with liquidity, because there is otherwise no public market for the Company’s common stock. In addition, the Board may amend, suspend or terminate the share repurchase program upon 30 days’ notice.

Notes to Financial Statements

The following table provides information with respect to repurchases of the Company’s common stock since the program's inception:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Maximum Number of Shares Allowed to be Repurchased
Three Months Ended March 31, 2019:
Three Months Ended March 31, 2019	116,955	$9.47	223,679

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Maximum Number of Shares Allowed to be Repurchased
Transition Period Ended December 31, 2018:
Three Months Ended December 31, 2018	61,161	$9.56	163,674

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Maximum Number of Shares Allowed to be Repurchased
Year Ended September 30, 2018:
Three Months Ended December 31, 2017	65,456	$10.00	111,881
Three Months Ended March 31, 2018	34,980	$9.86	163,674
Three Months Ended June 30, 2018	98,903	$9.75	163,674
Three Months Ended September 30, 2018 (1)	167,421	$9.67	163,674
_______________

(1)	167,421 shares were validly tendered, an amount that exceeded the maximum number of shares allowed to be repurchased, however, the Company elected to purchase all 167,421 shares validly tendered.
Note 9. Net Increase in Net Assets
Income per share is computed by dividing income available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of March 31, 2019 and December 31, 2018, there were no dilutive shares.
The following information sets forth the computation of the weighted average net increase in net assets per share from operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
Basic	2019	2018
Net increase in net assets resulting from operations	$971,398	$510,743
Weighted average common shares outstanding	8,997,830	8,566,284
Net increase in net assets per share resulting from operations	$0.11	$0.06
Note 10. Distributions
Distributions from net investment income and capital gain distributions are determined in accordance with U.S. federal income tax regulations, which differ from U.S. GAAP.

Notes to Financial Statements

The following table reflects the Company’s distributions for the three months ended March 31, 2019 and 2018:

Record Date	Payment Date	Per Share Per Day	Distributions Paid in Cash	Distributions Paid through the DRIP	Total Distributions Paid/Accrued
Three Months Ended March 31, 2019
January 1, 2019	January 31, 2019	$0.002389	$463,408	$201,500	$664,908
February 20, 2019	February 28, 2019	0.002389	423,071	179,129	602,200
March 20, 2019	March 29, 2019	0.002389	472,614	195,507	668,121
			$1,359,093	$576,136	$1,935,229

Record Date	Payment Date	Per Share Per Day	Distributions Paid in Cash	Distributions Paid through the DRIP	Total Distributions Paid/Accrued
Three Months Ended March 31, 2018
January 20, 2018	January 31, 2018	$0.002389	$409,747	$204,116	$613,863
February 20, 2018	February 27, 2018	0.002389	377,936	189,792	567,728
March 20, 2018	March 30, 2018	0.002389	450,029	210,657	660,686
			$1,237,712	$604,565	$1,842,277
Note 11. Financial Highlights
The following is a schedule of financial highlights for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Per share data:
Net asset value at beginning of period	$9.47	$9.86
Results of operations (1):
Net investment income	0.12	0.07
Net change in unrealized appreciation on investments	(0.01)	(0.01)
Net change in unrealized appreciation on obligations under participation agreements (2)	—	—
Net increase in net assets resulting from operations	0.11	0.06
Stockholder distributions (3):
Distributions from return of capital	(0.10)	(0.16)
Distributions from net investment income	(0.12)	(0.05)
Net decrease in net assets resulting from stockholder distributions	(0.22)	(0.21)
Capital share transactions:
Other (4)	0.01	0.04
Net increase in net assets resulting from capital share transactions	0.01	0.04
Net asset value, end of period	$9.37	$9.75
Shares outstanding at end of period	8,925,061	9,010,396
Total return (5)	1.20%	0.95%
Ratio/Supplemental data:
Net assets, end of period	$83,602,857	$87,886,619
Ratio of net investment income to average net assets (6)	5.15%	2.65%
Ratio of operating expenses to average net assets (6)(7)	6.47%	7.10%
Portfolio turnover	2.73%	0.02%
_______________

Notes to Financial Statements

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

(2)	The impact on net asset value was less than $(0.005) for the three months ended March 31, 2018.

(3)	The per share data for distributions reflects the actual amount of distributions declared per share during the period.

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

(6)	These ratios are calculated using annualized net investment income and operating expenses.

(7)
Excluding the reversal of previously accrued incentive fees on capital gains, the ratio of operating expenses to average net assets is 6.50% and 7.11% for the three months ended March 31, 2019 and 2018, respectively.

Note 12. Subsequent Events
The management of the Company has evaluated events and transactions through the date the financial statements were issued and has determined that aside from the approval of the new Investment Advisory Agreement and the Axar transaction which occurred during the annual stockholder meeting in April 2019, as discussed in Note 1, there are no other events that would require adjustment to or disclosure in the Company’s financial statements.

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

•
our ability to elect to be taxed as, and maintain thereafter, our qualification as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”) and as a business development company under the Investment Company Act of 1940;

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
Overview
We were incorporated under the general corporation laws of the State of Maryland on May 15, 2013 and commenced operations on June 24, 2015, upon the raising of gross proceeds in excess of $2.0 million from sales of shares of our common stock in our continuous public offering, including sales to persons who are affiliated with us or Terra Income Advisors (the “Minimum Offering Requirement”). Prior to satisfying the Minimum Offering Requirement, we had no operations except for matters relating to our organization and registration. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and previously elected to be taxed for federal income tax purposes, beginning with our taxable year ended September 30, 2015, and qualified annually thereafter, as a regulated investment company (“RIC”) under Subchapter M of the Code. On December 31, 2018, we announced our intention to change our tax election from taxation as a RIC to taxation as a REIT. The REIT tax election allows us to benefit from the preferential tax treatment afforded to RICs and REITs without us being subject to RIC-specific diversification restrictions. We elected to be taxed as a REIT under the Code commencing with our short taxable year beginning October 1, 2018 and ending December 31, 2018.
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
Also, we agreed to pay selling commissions, broker-dealer fees, a dealer manager fee and servicing fees, and to reimburse Terra Income Advisors for our organization and offering expenses up to a maximum amount equal to 1.5% of the gross proceeds from our continuous public offering of our common stock (the “Offering”). Terra Income Advisors borne all organization and offering expenses in excess of this amount.
On February 8, 2018, a pooled investment vehicle advised by Axar Capital management L.P. (“Axar”) entered into an investment agreement with Terra Capital Partners and its affiliates pursuant to which Axar acquired from the respective owners thereof a 65.7% economic and voting interest in Terra Capital Partners and an initial 49% economic interest, but no voting interest, in Terra Income Advisors. On November 30, 2018, Axar purchased the remaining 34.3% economic interest in Terra Capital Partners. On April 25, 2019, we held our annual meeting of stockholders, at which time a new Investment Advisory Agreement was approved by the affirmative vote of a majority of the outstanding shares of common stock entitled to vote at the annual meeting. Accordingly, on April 30, 2019, Axar acquired the remaining 51% economic interest and 100% of the voting interest in Terra Income Advisors and we and Terra Income Advisors entered into a new Investment Advisory Agreement. Such new Investment Advisory Agreement has the same economic terms and is in all material respects otherwise on the same terms as the Investment Advisory Agreement in effect immediately prior to April 30, 2019, except for the date of the agreement.
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
Expenses
Our primary operating expenses include professional fees, payment of adviser fees and reimbursement of expenses to Terra Income Advisors and other expenses necessary for our operations. We bear other expenses, which include, among other things:

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

	March 31, 2019
	Gross Investments		Transfers Treated as Obligations Under Participation Agreements		Net Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair value
370 Lex Part Deux, LLC	$15,530,309	$15,600,262	$—	$—	$15,530,309	$15,600,262
Residential X Mezz Concord LLC and Center Associates Mezz LLC	8,862,880	8,960,695	—	—	8,862,880	8,960,695
Orange Grove Property Investors, LLC	7,439,677	7,541,175	—	—	7,439,677	7,541,175
YIP Santa Maria LLC	4,525,822	4,544,511	—	—	4,525,822	4,544,511
221 W. 17th Street Owner, LLC	4,240,197	4,241,552	—	—	4,240,197	4,241,552
NB Private Capital, LLC	4,209,776	4,285,252	—	—	4,209,776	4,285,252
Stonewall Station Mezz LLC	3,761,495	3,813,269	—	—	3,761,495	3,813,269
Dwight Mezz II LLC	3,000,000	3,105,671	—	—	3,000,000	3,105,671
City Gardens 333 LLC	2,986,169	3,005,649	—	—	2,986,169	3,005,649
Hertz Clinton One Mezzanine, LLC	2,450,715	2,716,145	—	—	2,450,715	2,716,145
TSG-Parcel 1, LLC	2,020,000	2,019,791	—	—	2,020,000	2,019,791
RS JZ Driggs, LLC	2,702,543	2,736,151	—	—	2,702,543	2,736,151
LD Milpitas Mezz, LP	—	—	—	—	—	—
	$61,729,583	$62,570,123	$—	$—	$61,729,583	$62,570,123

	December 31, 2018
	Gross Investments		Transfers Treated as Obligations Under Participation Agreements		Net Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair value
370 Lex Part Deux, LLC	$15,148,875	$15,225,000	$—	$—	$15,148,875	$15,225,000
OHM Atlanta Owner, LLC	11,336,735	11,335,609	—	—	11,336,735	11,335,609
Residential X Mezz Concord LLC and Center Associates Mezz LLC	8,841,641	8,956,203	—	—	8,841,641	8,956,203
140 Schermerhorn Street Mezz LLC	7,530,018	7,574,247	—	—	7,530,018	7,574,247
Orange Grove Property Investors, LLC	6,625,110	6,733,003	—	—	6,625,110	6,733,003
YIP Santa Maria LLC	4,518,478	4,544,512	—	—	4,518,478	4,544,512
221 W. 17th Street Owner, LLC	4,223,149	4,241,552	—	—	4,223,149	4,241,552
NB Private Capital, LLC	4,212,203	4,284,030	—	—	4,212,203	4,284,030
Stonewall Station Mezz LLC	3,734,904	3,792,025	—	—	3,734,904	3,792,025
Dwight Mezz II LLC	3,000,000	3,106,630	—	—	3,000,000	3,106,630
City Gardens 333 LLC	2,888,629	2,914,245	—	—	2,888,629	2,914,245
Hertz Clinton One Mezzanine, LLC	2,448,572	2,722,123	—	—	2,448,572	2,722,123
TSG-Parcel 1, LLC	2,020,000	2,019,799	—	—	2,020,000	2,019,799
RS JZ Driggs, LLC	2,000,019	2,037,807	—	—	2,000,019	2,037,807
LD Milpitas Mezz, LP	—	—	—	—	—	—
	$78,528,333	$79,486,785	$—	$—	$78,528,333	$79,486,785

	Three Months Ended March 31,
	2019		2018
	Weighted Average Principal Amount	Weighted Average Coupon Rate	Weighted Average Principal Amount	Weighted Average Coupon Rate
Gross investments	$65,825,382	12.1%	$57,527,259	12.6%
Obligations under participation agreements	—	—%	(1,800,000)	13.0%
Net investments (1)	$65,825,382	12.1%	$55,727,259	12.6%
_______________

(1)
The weighted average coupon rate for net investments represents net interest income over the period calculated using the weighted average coupon rate and weighted average principal amount shown on the table (interest income on the investments less interest expense) divided by the weighted average principal amount of the net investments during the period.

Portfolio Investment Activity
For the three months ended March 31, 2019, we invested $1.9 million in new loans and had $18.9 million of repayments, resulting in net repayment of $16.9 million.
For the three months ended March 31, 2018, we invested $4.2 million in new loans and had $0.1 million of repayments, resulting in net gross investments of $4.1 million.
Our portfolio composition, based on fair value at March 31, 2019 and December 31, 2018, was as follows:

	March 31, 2019			December 31, 2018
	Investments at Fair Value	Percentage of Total Portfolio	Weighted Average Coupon Rate (1)	Investments at Fair Value	Percentage of Total Portfolio	Weighted Average Coupon Rate (1)
Loans	$23,568,574	37.7%	12.2%	$23,571,020	29.7%	12.2%
Loans through participation interest	39,001,549	62.3%	12.0%	55,915,765	70.3%	12.0%
Total	$62,570,123	100.0%	12.1%	$79,486,785	100.0%	12.1%

_______________

(1)	Based upon the principal value of our debt investments.
The following table shows the portfolio composition by property type grouping based on fair value at March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Office	$18,316,407	29.3%	$17,947,123	22.6%
Condominium	11,782,727	18.8%	10,974,555	13.8%
Multifamily	11,696,846	18.7%	10,994,010	13.8%
Student housing	10,396,572	16.6%	10,304,905	13.0%
Hotel	8,357,780	13.4%	15,910,784	20.0%
Land	2,019,791	3.2%	13,355,408	16.8%
Total	$62,570,123	100.0%	$79,486,785	100.0%
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
Certain partial loan sales do not qualify for sale accounting because these sales do not meet the definition of a “participating interest,” as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain as an investment on the accompanying statements of assets and liabilities and the portion transferred is recorded as obligations under participation agreements in the liabilities section of the statements of assets and liabilities.
As of March 31, 2019 and December 31, 2018, we did not have any funded obligations under participation agreements. For the three months ended March 31, 2019 and 2018, we did not sell any investments to affiliates through participation agreements and did not have any repayments.
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
Operating results for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019	2018	Change
Total investment income	$2,417,290	$2,030,062	$387,228
Total operating expenses	1,327,980	1,470,944	(142,964)
Net investment income	1,089,310	559,118	530,192
Net change in unrealized appreciation on investments	(117,912)	(47,844)	(70,068)
Net change in unrealized appreciation on obligations under participation agreements	—	(531)	531
Net increase in net assets resulting from operations	$971,398	$510,743	$460,655

Investment Income
The composition of our investment income for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019	2018	Change
Interest income	$2,370,101	$2,020,343	$349,758
Prepayment fee income	32,721	—	32,721
Other fee income	14,468	9,719	4,749
Total investment income	$2,417,290	$2,030,062	$387,228
Interest Income
For the three months ended March 31, 2019 as compared to the same period in 2018, interest income increased by $0.3 million, primarily due to an increase in contractual interest income resulting from a higher weighted average principal balance partially offset by a decrease in the weighted average coupon rate on our investments. The weighted average principal balance of our investment portfolio increased from an average of $57.5 million for the three months ended March 31, 2018 to an average of $65.8 million for the same period ended in 2019 and the weighted average coupon rate of our investment portfolio decreased from 12.6% from 12.1% for the same period in 2019. The increase in weighted average principal balance was due to higher volume of new investments made than repayments of investments. The decrease in weighted average coupon rate was due new investments having lower coupon rates than those of the investments that were repaid.
Prepayment Fee Income
Prepayment fee income represents prepayment fees charged to borrowers for the early repayment of loans.
For the three months ended March 31, 2019, we received a prepayment fee income of $32,721 on the early repayment of a loan. For the three months ended March 31, 2018, there was no prepayment fee income received.
Operating Expenses
The composition of our operating expenses for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019	2018	Change
Base management fees	$423,711	$422,868	$843
Incentive fees on capital gains	(23,582)	(9,674)	(13,908)
Operating expense reimbursement to Adviser	251,198	200,118	51,080
Servicing fees	224,568	230,129	(5,561)
Professional fees	324,876	392,116	(67,240)
Interest expense from obligations under participation agreements	—	59,129	(59,129)
Marketing expenses	—	82,605	(82,605)
Amortization of deferred offering costs	—	5,999	(5,999)
Directors’ fees	34,625	29,000	5,625
Insurance expense	53,087	53,347	(260)
General and administrative expenses	39,497	5,307	34,190
Total operating expenses	$1,327,980	$1,470,944	$(142,964)
For the three months ended March 31, 2019 as compared to the same period in 2018, total operating expenses decreased by $0.1 million. The reasons for the changes are stated below.
Professional fees
For the three months ended March 31, 2019 as compared to the same period in 2018, professional fees decreased by $0.1 million primarily due to additional legal fees incurred in connection with obtaining our Board’s approval for the Axar transaction in February 2018.

Operating Expense Reimbursed to Adviser
Under the Investment Advisory Agreement, we reimburse Terra Income Advisors for operating expenses incurred in connection with administrative services provided to us, including compensation to administrative personnel.
For the three months ended March 31, 2019 as compared to the same period in 2018, operating expense reimbursed to Terra Income Advisors increased by $0.1 million primarily due to an increase in allocable compensation costs from Terra Income Advisors as a result of additional head count.
Interest Expense from Obligations under Participation Agreements
For the three months ended March 31, 2019, we did not record any interest expense from obligations under participation agreements because we did not have any obligations under participation agreement for the period. For the three months ended March 31, 2018, we recorded $0.1 million of interest expense from obligations under participation agreements, based on weighted average outstanding balance on obligations under participation agreements of $1.8 million and weighted average interest rate on obligations under participation agreements of 13.0%.
Marketing Expenses
For the three months ended March 31, 2019, we did not recognize any marketing expenses, compared to the recognition of $0.1 million of marketing expense for the same period in 2018, primarily due to the ending of the Offering on April 20, 2018.
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
For the three months ended March 31, 2019 as compared to the same period in 2018, net change in unrealized appreciation on investments decreased by $0.1 million primarily due to several loans approaching maturity in the current period, of which two were settled at par.
Net Increase in Net Assets Resulting from Operations
For the three months ended March 31, 2019, we recorded a net increase in net assets resulting from operations of $1.0 million. Based on the weighted average shares of common stock outstanding, our per share net increase in net assets resulting from operations was $0.11. For the three months ended March 31, 2018, we recorded a net increase in net assets resulting from operations of $0.5 million. Based on the weighted average shares of common stock outstanding, our per share net increase in net assets resulting from operations was $0.06.
Financial Condition, Liquidity and Capital Resources
We currently generate cash primarily from cash flows from interest, dividends and fees earned from our investments and principal repayments and proceeds from sales of our investments. Our primary use of cash is for our targeted investments, payments of our expenses and cash distributions to our stockholders.
Prior to investing in securities of portfolio companies, we invest the net proceeds from the Offering and from sales and paydowns of existing investments primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, consistent with our BDC election.
We may borrow funds to make investments to the extent we determine that leveraging our portfolio would be appropriate. We have not decided whether, and to what extent, we will finance portfolio investments using debt or the specific form that any such financing would take. Accordingly, we cannot predict with certainty what terms any such financing would have or the costs we would incur in connection with any such arrangement. We currently do not anticipate issuing any preferred stock; however, our charter authorizes us to do so.
Cash Flows for the Three Months Ended March 31, 2019
Operating Activities — For the three months ended March 31, 2019, net cash provided by operating activities was $17.9 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, repayments and sales of portfolio investments, among other factors. Cash flows provided by operating activities for the three months ended March 31, 2019 were primarily repayments of investments of $18.9 million, partially offset by purchases of investments of $1.9 million.
Financing Activities — For the three months ended March 31, 2019, net cash used in financing activities was $2.4 million, primarily related to distributions paid to stockholders of $1.4 million and payments for repurchases of common stock under stock repurchase plan of $1.1 million.

Cash Flows for the Three Months Ended March 31, 2018
Operating Activities — For the three months ended March 31, 2018, net cash used in operating activities was $5.9 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, repayments and sales of portfolio investments, among other factors. Cash flows used in operating activities for the three months ended March 31, 2018 were primarily purchases of investments totaling $4.2 million.
Financing Activities — For the three months ended March 31, 2018, net cash provided by financing activities was $5.7 million, primarily related to proceeds from the issuance of common stock of $7.4 million, partially offset by distributions paid to stockholders of $1.2 million and payments of selling commissions and dealer manager fees of $0.4 million.
REIT Status and Distributions
We elected to be taxed as a REIT under the Code commencing with our short taxable year beginning October 1, 2018 and ending December 31, 2018. In order to qualify as a REIT, we are required, among other things, to distribute at least 90% of our REIT net taxable income to the stockholders and meet certain tests regarding the nature of our income and assets. As long as the distributions are declared by the later of the fifteenth day of the ninth month following the close of the taxable year or the due date of the tax return, including extensions, distributions paid up to one year after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We are also subject to nondeductible federal excise taxes if we do not distribute at least 85.0% of our ordinary income, 95.0% of our capital gain net income, if any, and any recognized and undistributed income from prior years on which we paid no federal income taxes. For the three months ended March 31, 2019, we have made sufficient distributions to our stockholders to qualify to be taxed as a REIT and to preclude the imposition of either U.S. federal corporate income or excise taxation.
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
During certain periods, our distributions may exceed our earnings. As a result, it is possible that some or all of the distributions we make will represent a return of capital for tax purposes. A return of capital generally is a return of an investor’s investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with the Offering, including any fees payable to Terra Income Advisors. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders.
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
Critical Accounting Policies
Our financial statements are prepared in conformity with United States generally accepted accounting principles (“U.S. GAAP”), which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. In preparing the financial statements, management has utilized available information, including industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. As we execute our expected operating plans, we will describe additional critical accounting policies in the notes to our future financial statements in addition to those discussed below.
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
Valuation of Obligations under Participation Agreements
We have elected the fair value option under ASC Topic 825, Financial Instruments, relating to accounting for debt obligations at their fair value for obligations under participation agreements which arose due to partial loan sales which did not meet the criteria for sale treatment under ASC Topic 860, Transfers and Servicing. We employ the yield approach valuation methodology used for the real-estate related loan investments on our obligations under participation agreements.
Federal Income Taxes
We initially elected to be taxed for federal income tax purposes, and qualified annually thereafter, as a RIC under Subchapter M of the Code. As a RIC, we did not have to pay corporate-level federal income taxes on any ordinary income or capital gains that we distributed to our stockholders from our earnings and profits as determined for federal income tax purposes.
On December 31, 2018, we announced our intention to change our tax election from taxation as a RIC to taxation as a REIT. We elected to be taxed as a REIT under the Code commencing with our short taxable year beginning October 1, 2018 and ending December 31, 2018. In order to qualify as a REIT, we are required, among other things, to distribute at least 90% of its REIT net taxable income to the stockholders and meet certain tests regarding the nature of its income and assets.
Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the statements of operations. For the three months ended March 31, 2019 and 2018, we did not incur any interest or penalties.
Contractual Obligations
We have entered into certain contracts under which we have material future commitments. On April 20, 2015, we entered into the Investment Advisory Agreement with Terra Income Advisors in accordance with the 1940 Act. The Investment Advisory Agreement became effective on June 24, 2015, the date that we met the Minimum Offering Requirement. Terra Income Advisors serves as our investment adviser in accordance with the terms of the Investment Advisory Agreement. Payments under the Investment Advisory Agreement in each reporting period consist of (i) a base management fee equal to a percentage of the value of our average gross assets and (ii) an incentive fee based on our performance. Terra Income Advisors is reimbursed for allocated administrative expenses incurred on our behalf. For the three months ended March 31, 2019 and 2018, we incurred $0.4 million and $0.4 million in base management fee under the Investment Advisory Agreement, respectively. For the three months ended March 31, 2019 and 2018, we reversed the previously accrued incentive fees on capital gains of $23,582 and $9,674, respectively, based on net unrealized capital losses of $117,912 and $48,375, respectively. No incentive fees on capital gains are actually payable by us with respect to unrealized gains unless and until those gains are realized. For the three months ended March 31, 2019 and 2018, we incurred $0.3 million and $0.2 million in allocated administrative expenses reimbursable to Terra Income Advisors.
We previously retained Terra Capital Markets, LLC (“Terra Capital Markets”), an affiliate of Terra Income Advisors, to serve as the dealer manager of the Offering. Under the terms of the dealer manager agreement, Terra Capital Markets received selling commissions, dealer manager fees and broker-dealer fees of 3.0%, 1.5% and up to 1.0%, respectively, of gross proceeds from the Offering, all or a portion of which may be re-allowed to selected broker-dealers for marketing and expenses.
On September 30, 2017, we adopted the servicing plan (the “Servicing Plan”). Pursuant to the Servicing Plan, Terra Capital Markets receives a servicing fee at an annual rate of 1.125% of the most recently published net asset value per share of our common stock, excluding shares sold through the DRIP, in exchange for providing certain administrative support services. With respect to each share sold, the servicing fee will be payable annually on the anniversary of the applicable month of purchase. Terra Capital Markets, in its discretion, may re-allow a portion of such servicing fee to participating dealers for performing certain administrative support services. The Servicing Plan will remain in effect for so long as such continuance is approved quarterly by the Board, including a majority of our directors who are not “interested persons” as defined in the 1940 Act and who have no direct or indirect financial interest in the operation of the Servicing Plan or in any agreements entered into in connection therewith. In addition, the Board will review all payments made pursuant to the Servicing Plan at least quarterly. We will no longer incur the annual servicing fee upon the earlier of (i) the aggregate underwriting compensation from all sources, including selling commissions, dealer manager fees, broker-dealer fees, and servicing fees would exceed 10% of the gross proceeds in the Offering, (ii) with respect to a specific share, the date that such share is redeemed or is no longer outstanding, and (iii) the date, if any, upon which a liquidity event occurs.
For the three months ended March 31, 2019, we did not incur any broker-dealer commissions and fees because the Offering ended on April 20, 2018. For the three months ended March 31, 2018, we incurred $0.4 million of broker-dealer commissions and fees, and of this amount, $0.3 million were re-allowed to selected broker-dealers. For the three months ended March 31, 2019 and 2018, we recorded servicing fees of $0.2 million and $0.2 million, respectively. As of both March 31, 2019 and December 31, 2018, unpaid servicing fees were $0.1 million and were included in accrued expenses on the statements of assets and liabilities.
Certain of our loans provide for commitment to fund the borrower at a future date. As of March 31, 2019, we had two loans with total funding commitments of $27.0 million, of which we funded $8.8 million. We expect to fund either directly or in combination with an affiliate $17.2 million in the next twelve months the remaining $1.0 million in the twelve months thereafter.
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
Terra Income Advisors has funded our offering costs and organization costs. Terra Income Advisors is responsible for the payment of our cumulative organization and offering expenses to the extent such expenses exceed 1.5% of the gross proceeds from the Offering, without recourse against or reimbursement by us. As a result, Terra Income Advisors bears all organization and offering expenses in excess of 1.5% of the gross proceeds from the Offering. Through the end of the Offering on April 20, 2018, Terra Income Advisors funded offering costs and organization costs in the amount of $3.6 million. Based on the gross proceeds from the Offering, we were obligated to reimburse Terra Income Advisors $1.6 million of the cumulative offering costs and organizations incurred, all of which were reimbursed. For the three months ended March 31, 2018, the Company made reimbursement payments of $0.1 million to Terra Income Advisors for offering costs incurred on behalf of the Company. There was no such reimbursement payment made for the three months ended March 31, 2019 because the Offering ended on April 20, 2018.
We previously retained Terra Capital Markets, an affiliate of Terra Income Advisors, to serve as the dealer manager of the Offering. As a dealer manager, Terra Capital Markets was entitled to receive selling commissions, broker-dealer fees and dealer manager fees in connection with the sale of shares of our common stock in the Offering, all or a portion of which may be re-allowed to selected broker-dealers. On September 30, 2017, we adopted the Servicing Plan. For the three months ended March 31, 2019, we did not incur any broker-dealer commissions and fees because the Offering ended on April 20, 2018. For the three months ended March 31, 2018, we incurred $0.4 million of broker-dealer commissions and fees, and of this amount, $0.3 million were re-allowed to selected broker-dealers. For the three months ended March 31, 2019 and 2018, we recorded servicing fees of

$0.2 million and $0.2 million, respectively. As of both March 31, 2019 and December 31, 2018, unpaid servicing fees were $0.1 million and were included in accrued expenses on the statements of assets and liabilities.
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
As of March 31, 2019, we had six investments with an aggregate principal balance of $32.3 million that provides for interest income indexed to London Interbank Offered Rate (“LIBOR”), all of which are subject to a LIBOR floor (see “Item 1. Financial Statements — Schedule if Investments”). A decrease of 1% in LIBOR would have an immaterial impact on our annual interest income because the interest rates are protected by a LIBOR floor in the respective loan agreements. An increase of 1% in LIBOR would increase our annual interest income by $0.2 million.
We may hedge against interest rate and currency exchange rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts, subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. For the three months ended March 31, 2019 and 2018, we did not engage in interest rate hedging activities.
In addition, we may have risks regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Valuation of Investments.”

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
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
Item 1A. Risk Factors.
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the transition period ended December 31, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
On January 17, 2019, we completed a private placement in which we sold 6,276.151 shares of our common stock to Stephen H. Hamrick, our President, at a price per share of $9.56, resulting in total proceeds to the Company of $60,000. No underwriting costs were incurred in connection with the private placement. The private placement was made pursuant to the exemption provided under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, based on representations made by the participant in the private placement.
Issuer Purchases of Equity Securities
We have implemented a share repurchase program whereby every quarter we offer to repurchase up to 2.5% of the weighed-average number of shares outstanding in the prior calendar year at a price per share equal to the most recently disclosed NAV per share of our common stock immediately prior to the date of repurchase. The purpose of the share repurchase program is to provide stockholders with liquidity, because there is otherwise no public market for our common stock. In addition, the Board may amend, suspend or terminate the share repurchase program upon 30 days’ notice.
The following table provides information concerning our repurchases of shares of our common stock pursuant to our share repurchase program during the three months ended March 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
January 1 to January 31, 2019	—	$—	—
February 1 to February 28, 2019	—	—	—
March 1 to March 31, 2019	116,955	9.47	116,955
Total	116,955	$9.47	116,955

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

3.2
Articles of Amendment to the Articles of Amendment and Restatement of Terra Income Fund 6, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on May 1, 2019).

3.3
Amended and Restated Bylaws of Terra Income Fund 6, Inc. (incorporated by reference to Exhibit (b) to Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-202399) filed with the SEC on May 12, 2015).

4.1	Form of Subscription Agreement (incorporated by reference to Appendix A to the Final Prospectus dated February 2, 2018, filed with the SEC on February 2, 2018).
4.2	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K filed with the SEC on November 16, 2018)
10.1
Investment Advisory and Administrative Services Agreement, dated as of April 30, 2019, by and between Terra Income Fund 6, Inc. and Terra Income Advisors, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 1, 2019).

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
Date: May 10, 2019

TERRA INCOME FUND 6, INC.

By:	/s/ Vikram S. Uppal
Vikrams S. Uppal
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gregory M. Pinkus
Gregory M. Pinkus
Chief Financial Officer, Chief Operating Officer,
Treasurer and Secretary
(Principal Financial and Accounting Officer)