Form 10-Q
period 2019-06-30
Terra Income Fund 6, Inc.
filed 2019-08-09
CIK 1577134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 814-01136

Terra Income Fund 6, Inc.
(Exact name of registrant as specified in its charter)

Maryland	46-2865244
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

805 Third Avenue, 8th Floor
New York, New York 10022
(Address of principal executive offices) (Zip Code)
(212) 753-5100
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☐
Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 9, 2019, the registrant had 8,647,809 shares of common stock, $0.001 par value, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
Terra Income Fund 6, Inc.
Statements of Assets and Liabilities

	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Investments, at fair value - non-controlled (amortized cost of $25,986,349 and $23,031,840, respectively)	$26,537,889	$23,571,020
Investment through participation interest, at fair value - non-controlled (amortized cost of $41,110,330 and $55,496,493, respectively) (Note 4)	41,390,664	55,915,765
Total investments	67,928,553	79,486,785
Cash and cash equivalents	13,133,384	6,072,043
Restricted cash	929,904	1,300,021
Interest receivable	558,433	669,404
Prepaid expenses and other assets	47,255	69,133
Total assets	82,597,529	87,597,386
Liabilities
Obligations under participation agreements, at fair value (proceeds of $746,152 and $0, respectively) (Note 4)	751,891	—
Interest reserve and other deposits held on investments	929,904	1,300,021
Due to Adviser, net	534,230	593,027
Accrued expenses	437,947	375,075
Payable for repurchases of common stock under stock repurchase plan	21,322	—
Interest payable from obligations under participation agreements	7,736	—
Other liabilities	74,384	290,244
Total liabilities	2,757,414	2,558,367
Net assets	$79,840,115	$85,039,019
Commitments and contingencies (See Note 5)
Components of net assets:
Common stock, $0.001 par value, 450,000,000 shares authorized, and 8,628,149 and 8,975,103 shares issued and outstanding, respectively	$8,628	$8,975
Capital in excess of par	79,306,502	84,566,421
Accumulated distributable net income	524,985	463,623
Net assets	$79,840,115	$85,039,019
Net asset value per share	$9.25	$9.47

See notes to unaudited financial statements.

Terra Income Fund 6, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Investment income
Interest income	$2,224,226	$2,263,197	$4,594,327	$4,283,540
Prepayment fee income	—	—	32,721	—
Other fee income	13,310	41,186	27,778	50,905
Total investment income	2,237,536	2,304,383	4,654,826	4,334,445
Operating expenses
Base management fees	403,279	441,182	826,990	864,050
Incentive fees on capital gains (1)	(2,380)	61,013	(25,962)	51,339
Operating expense reimbursement to Adviser (Note 4)	215,888	206,701	467,086	406,819
Servicing fees (Note 2, Note 4)	217,407	243,286	441,975	473,415
Professional fees	285,518	277,592	610,394	669,708
Interest expense from obligations under participation agreements (Note 4)	16,549	59,784	16,549	118,913
Marketing expenses	—	8,924	—	91,529
Amortization of deferred offering costs	—	108,133	—	114,132
Directors’ fees	18,125	27,125	52,750	56,125
Insurance expense	53,583	52,978	106,670	106,325
General and administrative expenses	54,822	14,776	94,319	20,083
Total operating expenses	1,262,791	1,501,494	2,590,771	2,972,438
Net investment income	974,745	802,889	2,064,055	1,362,007
Net change in unrealized appreciation on investments	(8,666)	314,310	(126,578)	266,466
Net change in unrealized (appreciation) depreciation on obligations under participation agreements	(3,235)	91	(3,235)	(440)
Net increase in net assets resulting from operations	$962,844	$1,117,290	$1,934,242	$1,628,033
Per common share data:
Net investment income per share	$0.11	$0.09	$0.23	$0.15
Net increase in net assets resulting from operations per share	$0.11	$0.12	$0.22	$0.18
Weighted average common shares outstanding	8,935,399	9,126,175	8,966,442	8,842,954
_______________

(1)
For the three and six months ended June 30, 2019, the Company reversed $2,380 and $25,962 of incentive fees, respectively, which were previously accrued. Incentive fees on capital gains are based on 20% of net unrealized capital gains. No incentive fees on capital gains are actually payable by the Company with respect to unrealized gains unless and until those gains are realized.

See notes to unaudited financial statements.

Terra Income Fund 6, Inc.
Statements of Changes in Net Assets
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operations
Net investment income	$974,745	$802,889	$2,064,055	$1,362,007
Net change in unrealized appreciation on investments	(8,666)	314,310	(126,578)	266,466
Net change in unrealized (appreciation) depreciation on obligations under participation agreements	(3,235)	91	(3,235)	(440)
Net increase in net assets resulting from operations	962,844	1,117,290	1,934,242	1,628,033
Stockholder distributions
Distributions from return of capital	(1,118,215)	(694,319)	(2,007,870)	(2,075,548)
Distributions from net investment income	(827,306)	(1,287,942)	(1,872,880)	(1,748,990)
Net decrease in net assets resulting from stockholder distributions	(1,945,521)	(1,982,261)	(3,880,750)	(3,824,538)
Capital share transactions
Issuance of common stock	—	1,294,414	60,000	9,711,706
Reinvestment of stockholder distributions	566,216	559,466	1,142,352	1,164,031
Selling commissions and dealer manager fees	—	(70,093)	—	(499,934)
Offering costs	—	—	(900)	—
Repurchases of common stock under stock repurchase plan	(3,346,281)	(964,300)	(4,453,848)	(1,309,202)
Net (decrease) increase in net assets resulting from capital share transactions	(2,780,065)	819,487	(3,252,396)	9,066,601
Net (decrease) increase in net assets	(3,762,742)	(45,484)	(5,198,904)	6,870,096
Net assets, at beginning of period	83,602,857	87,886,619	85,039,019	80,971,039
Net assets, at end of period	$79,840,115	$87,841,135	$79,840,115	$87,841,135

Capital share activity
Shares outstanding, at beginning of period	8,925,061	9,010,396	8,975,103	8,211,549
Shares issued from subscriptions	—	118,861	6,276	894,304
Shares issued from reinvestment of stockholder distributions	60,215	54,028	120,852	112,412
Shares repurchased under stock repurchase plan	(357,127)	(98,902)	(474,082)	(133,882)
Shares outstanding, at end of period	8,628,149	9,084,383	8,628,149	9,084,383

See notes to unaudited financial statements.

Terra Income Fund 6, Inc.
Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net increase in net assets resulting from operations	$1,934,242	$1,628,033
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized appreciation on investments	126,578	(266,466)
Net change in unrealized appreciation on obligations under participation agreements	3,235	440
Amortization of deferred offering costs	—	114,132
Amortization and accretion of investment-related fees, net	(229,444)	(262,868)
Amortization of discount on investments	(4,286)	(4,286)
Paid-in-kind interest, net	(44,078)	(85,863)
Purchases of investments	(7,211,544)	(15,367,731)
Repayments of investments	18,923,510	29,209
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable	110,971	(137,227)
Increase in due from related party	—	(446,004)
Decrease in prepaid expenses and other assets	21,878	5,314
Decrease in interest reserve and other deposits held on investments	(370,117)	(2,205,736)
Decrease in due to Adviser, net	(58,797)	(72,420)
Increase in accrued expenses	62,872	211,796
Decrease in directors’ fees payable	—	(5,625)
Increase (decrease) in interest payable from obligations under participation agreements	7,736	(650)
(Decrease) increase in other liabilities	(215,860)	286,248
Net cash provided by (used in) operating activities	13,056,896	(16,579,704)
Cash flows from financing activities:
Proceeds from obligations under participation agreements	746,152	—
Issuance of common stock	60,000	9,382,882
Payments of selling commissions and dealer manager fees	—	(530,731)
Payments of offering costs	(900)	—
Payments of stockholder distributions	(2,738,398)	(2,660,507)
Payments for repurchases of common stock under stock repurchase plan	(4,432,526)	(1,963,759)
Net cash (used in) provided by financing activities	(6,365,672)	4,227,885
Net increase (decrease) in cash, cash equivalents and restricted cash	6,691,224	(12,351,819)
Cash, cash equivalents and restricted cash, at beginning of period	7,372,064	32,327,270
Cash, cash equivalents and restricted cash, at end of period (Note 2)	$14,063,288	$19,975,451

Supplemental disclosure of cash flow information:
Interest paid on obligations under participation agreements	$6,309	$118,300
Supplemental non-cash information:
Reinvestment of stockholder distributions	$1,142,352	$1,164,031

See notes to unaudited financial statements.

Terra Income Fund 6, Inc.
Schedule of Investments (Unaudited)
June 30, 2019

Portfolio Company (1)	Collateral Location	Property Type	Coupon Rate (2)	Current Interest Rate	Exit Fee	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (3)	% of Net Assets (4)
Investments — non-controlled
Mezzanine loans:
Hertz Clinton One Mezzanine, LLC	US - MS	Office	12.00%	12.00%	0.00%	3/18/2016	1/1/2025	$2,500,000	$2,452,858	$2,709,175	3.4%
YIP Santa Maria, LLC	US - CA	Hotel	13.00%	13.00%	1.00%	11/15/2016	12/9/2019	4,500,000	4,533,215	4,545,312	5.7%
Dwight Mezz II, LLC	US - CA	Student housing	11.00%	11.00%	0.00%	5/11/2017	5/6/2027	3,000,000	3,000,000	3,103,761	3.9%
Residential X Mezz Concord, LLC and Center Associates Mezz, LLC (8)	US - DE	Multifamily	12.00%	12.00%	2.00%	8/8/2017	9/5/2020	8,810,000	8,884,261	8,965,326	11.2%
221 W. 17th Street Owner, LLC (9)	US - NY	Condominium	12.75%	12.75%	1.00%	1/19/2018	9/30/2019	4,165,541	4,207,541	4,206,752	5.3%
Stonewall Station Mezz LLC (5)(7)	US - NC	Hotel	Current 12.00% PIK 2.00%	14.00%	1.00%	5/31/2018	5/20/2021	4,261,017	4,248,945	4,261,234	5.3%
LD Milpitas Mezz, LP (5)(6)(10)	US - CA	Hotel	LIBOR + 10.25% (2.75% Floor)	13.00%	1.00%	6/27/2018	6/27/2021	2,984,609	2,908,474	3,007,563	3.8%
									30,235,294	30,799,123	38.6%
Preferred equity investments:
City Gardens 333 LLC (5)(7)	US - CA	Student housing	LIBOR + 9.95% (2.00% Floor)	12.35%	0.00%	4/11/2018	4/1/2021	3,102,243	3,089,104	3,106,842	3.9%
RS JZ Driggs, LLC (5)(7)	US - NY	Multifamily	12.25%	12.25%	1.00%	5/1/2018	5/1/2020	4,100,000	4,106,672	4,138,208	5.2%
Orange Grove Property Investors, LLC (5)(7)	US - CA	Condominium	LIBOR + 8.00% (4.00% Floor)	12.00%	1.00%	5/24/2018	6/1/2021	7,480,000	7,452,727	7,546,708	9.4%
NB Private Capital, LLC (5)(7)	Various	Student housing	LIBOR + 10.50% (3.50% Floor)	14.00%	1.00%	7/27/2018	7/27/2020	4,250,000	4,225,301	4,286,518	5.4%
370 Lex Part Deux, LLC (5)(7)	US - NY	Office	LIBOR + 8.25% (2.44% Floor)	10.69%	0.00%	12/17/2018	1/9/2022	16,031,361	15,967,581	16,031,361	20.1%
									34,841,385	35,109,637	44.0%
First mortgages:
TSG-Parcel 1, LLC (5)(7)	US - CA	Land	LIBOR + 10.00% (2.00% Floor)	12.40%	1.00%	7/10/2015	12/31/2019	2,000,000	2,020,000	2,019,793	2.5%
									2,020,000	2,019,793	2.5%

Total Investments — non-controlled									$67,096,679	$67,928,553	85.1%

_______________

(1)
All of the Company’s investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940 and the rules promulgated thereunder. All of the Company’s borrowers are in the diversified real estate industry.

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

(4)	Percentages are based on net assets of $79.8 million as of June 30, 2019.

(5)	Participation interest is with Terra Property Trust, Inc., a related-party real estate investment trust managed by an affiliate of the Company’s sponsor.

(6)
The loan participations from the Company do not qualify for sale accounting and therefore, these loans remain in the Schedule of Investments. See “Obligations under Participation Agreements” in Note 3 in the accompanying notes to the financial statements.

(7)	The Company acquired these investments through participation agreements. See “Participation Agreements” in Note 4 in the accompanying notes to the financial statements.

(8)	As of June 30, 2019, this investment had an unfunded commitment of $1.2 million.

(9)	This investment was co-invested with Terra Property Trust, Inc. In June 2019, the maturity of this investment was extended to September 30, 2019.

(10)
On June 27, 2018, the Company entered into agreement with the borrower to provide funding commitment of up to $17.0 million. As of June 30, 2019, this investment had an unfunded commitment of $14.0 million.

See notes to unaudited financial statements.

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

_______________

(1)
All of the Company’s investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940 and the rules promulgated thereunder. All of the Company’s borrowers are in the diversified real estate industry.

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

See notes to unaudited financial statements.

Notes to Financial Statements

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
On February 8, 2018, a pooled investment vehicle advised by Axar Capital Management L.P. (“Axar”) entered into an investment agreement with Terra Capital Partners and its affiliates pursuant to which Axar acquired from the respective owners thereof a 65.7% economic and voting interest in Terra Capital Partners and an initial 49% economic interest, but no voting interest, in Terra Income Advisors. On November 30, 2018, Axar purchased the remaining 34.3% economic interest in Terra Capital Partners. On April 25, 2019, the Company held its annual meeting of stockholders, at which time a new Investment Advisory Agreement was approved by the affirmative vote of a majority of the outstanding shares of common stock entitled to vote at the annual meeting. Accordingly, on April 30, 2019, Axar acquired the remaining 51% economic interest and 100% of the voting interest in Terra Income Advisors, and the Company and Terra Income Advisors entered into a new Investment Advisory Agreement. Such new Investment Advisory Agreement has the same economic terms and is in all material respects otherwise on the same terms as the Investment Advisory Agreement in effect immediately prior to April 30, 2019, except for the date of the agreement.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s statements of assets and liabilities to the total amount shown in its statements of cash flows:

	June 30, 2019	June 30, 2018
Cash and cash equivalents	$13,133,384	$19,264,212
Restricted cash	929,904	711,239
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$14,063,288	$19,975,451
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
Stockholder Dividends and Distributions:  Dividends and distributions to stockholders, which are determined in accordance with federal income tax regulations, are recorded on the record date. The amount to be paid out as a dividend or distribution is approved by the Board. Net realized capital gains, if any, are generally distributed or deemed distributed at least annually. The Company adopted an “opt in” distribution reinvestment plan pursuant to which stockholders may elect to have the full amount of stockholders cash distributions reinvested in additional shares of common stock. Participants in the DRIP are free to elect to participate or terminate participation in the plan within a reasonable time as specified in the plan. For stockholders who have opted in to the DRIP, they have their cash distributions reinvested in additional shares of common stock, rather than receiving the cash distributions. The Company coordinated distribution payment dates so that the same price that was used for the semi-monthly closing date immediately following such distribution payment date used to calculate the purchase price for purchasers under the DRIP. In such case, a stockholder’s reinvested distributions was used to purchase shares at a price equaled to 95% of the price that shares were sold in the offering at the semi-monthly closing immediately following the distribution payment date and such price may represent a premium to net asset value (“NAV”) per share.
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

Notes to Financial Statements

and assisting stockholders in changing account options, account designations and account addresses. The servicing fee is recorded as expense on the statements of operations in the period in which it was incurred.
Income Taxes:  The Company initially elected to operate so as to qualify to be taxed as a RIC as defined under Subchapter M of the Code. Generally, a RIC is not required to pay corporate-level federal income tax on income and gains distributed to stockholders, provided that it distributes at least 90.0% of “investment company taxable income,” as defined in the Code, each year and meets specified source-of-income and asset diversification requirements. Dividends paid up to one year after the current tax year can be carried back to the prior tax year for determining the dividends paid in such tax year. For the three and six months ended June 30, 2018, the Company distributed sufficient dividends to maintain its qualification to be taxed as a RIC.
On December 31, 2018, the Company announced its intention to change its tax election from taxation as a RIC to taxation as a REIT. The Company elected to be taxed as a REIT under the Code commencing with its short taxable year beginning October 1, 2018 and ending December 31, 2018. In order to qualify as a REIT, the Company is required, among other things, to distribute at least 90% of its REIT net taxable income to the stockholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Company is not subject to U.S. federal income taxes on income and gains distributed to the stockholders as long as certain requirements are satisfied, principally relating to the nature of income and the level of distributions, as well as other factors. If the Company fails to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal and state income taxes at regular corporate rates beginning with the year in which it fails to qualify and may be precluded from being able to elect to be treated as a REIT for the Company’s four subsequent taxable years. For the three and six months ended June 30, 2019, the Company satisfied all the requirements for a REIT and accordingly, no provision for federal income taxes has been included in the financial statements.
The Company did not have any uncertain tax positions that met the recognition or measurement criteria under accounting for income taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its statements of operations. For the three and six months ended June 30, 2019 and 2018, the Company did not incur any interest or penalties. Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The Company’s 2015-2019 federal tax years remain subject to examination by the Internal Revenue Service and the state department of revenue.
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
The financial statements include investments at fair value of $67.9 million and $79.5 million at June 30, 2019 and December 31, 2018, respectively, and obligations under participation agreements at fair value of $0.8 million at June 30, 2019. There were no funded obligations under participation agreements at December 31, 2018. These fair values have been determined in good faith by the Board. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments and obligations under participation agreements, and the differences could be material.
Recent Accounting Pronouncements: In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 outlines a new model for accounting by lessees, whereby their rights and obligations under substantially all leases, existing and new, would be capitalized and recorded on the balance sheet. For lessors, however, the accounting remains largely unchanged from the model under ASC Topic 840 — Leases (“ASC Topic 840”), with the distinction between operating and financing leases retained, but updated to align with certain changes to the lessee model and the new revenue recognition standard. The new standard also replaces the sale-leaseback guidance under ASC Topic 840 with a new model applicable to both lessees and lessors. Additionally, the new standard requires extensive quantitative and qualitative disclosures. ASU 2016-02 was effective for U.S. GAAP public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all entities. The new standard must be adopted using a modified retrospective transition of the new guidance and provides for certain practical expedients. Transition requires application of the new model at the beginning of the earliest comparative period presented. The Company adopted ASU 2016-02 on January 1, 2019. The adoption of ASU 2016-02 did not have any impact on the Company’s financial statements as the Company does not have any lease arrangements.
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

Notes to Financial Statements

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
In August 2018, the SEC adopted a final rule that eliminates or amends disclosure requirements that have become duplicative, overlapping, or outdated in light of other SEC disclosure requirements, U.S. GAAP, or changes in the information environment (the “Final Rule”). The Final Rule is intended to simplify and update the disclosure of information to investors and reduce compliance burdens for companies, without significantly altering the total mix of information available to investors. Among other items, the Final Rule requires registrants to include in their interim financial statements a reconciliation of changes in net assets or stockholders’ equity in the notes or as a separate statement. The Final Rule was effective for all filings made on or after November 5, 2018; however, the SEC would not object if a filer’s first presentation of the changes in net assets or stockholders’ equity and the balance sheet presentation of distributable earnings were included in its Form 10-Q for the quarter that begins after the effective date of the Final Rule. The Company adopted the Final Rule in the first quarter of fiscal year 2019. The adoption of the Final Rule did not have a material impact on the Company’s financial statements and disclosures.
Note 3. Investments
The following tables show the composition of the investment portfolio, at amortized cost and fair value at June 30, 2019 and December 31, 2018, respectively (with corresponding percentage of total portfolio investments):

	June 30, 2019
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Loans	$25,986,349	38.7%	$26,537,889	39.1%
Loans through participation interest (Note 4)	41,110,330	61.3%	41,390,664	60.9%
Total	$67,096,679	100.0%	$67,928,553	100.0%

	December 31, 2018
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Loans	$23,031,840	29.3%	$23,571,020	29.7%
Loans through participation interest (Note 4)	55,496,493	70.7%	55,915,765	70.3%
Total	$78,528,333	100.0%	$79,486,785	100.0%
Obligations under Participation Agreements
The Company has elected the fair value option relating to accounting for debt obligations at their fair value for its obligations under participation agreements which arose due to partial loan sales which did not meet the criteria for sale treatment. The Company employs the same yield approach valuation methodology used for the real estate-related loan investments on the Company’s obligations under participation agreements. As of June 30, 2019, obligations under participation agreements at fair value was $0.8 million and the weighted average interest rate on the obligations under participation agreements was 13.0%. As of December 31, 2018, the Company did not have any funded obligations under participation agreements. For the six months ended June 30, 2019 , the Company sold $0.7 million of investments to affiliates through participation agreements and did not make any repayments on obligations under participation agreements. For the six months ended June 30, 2018, the Company did not sell any investments to affiliates through participation agreements and did not make any repayments on obligations under participation agreements.
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

Notes to Financial Statements

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
The following tables present fair value measurements of investments, by major class, as of June 30, 2019 and December 31, 2018, according to the fair value hierarchy:

	June 30, 2019
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Loans	$—	$—	$26,537,889	$26,537,889
Loans through participation interest	—	—	41,390,664	41,390,664
Total Investments	$—	$—	$67,928,553	$67,928,553

Obligations under participation agreements	$—	$—	$751,891	$751,891

	December 31, 2018
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Loans	$—	$—	$23,571,020	$23,571,020
Loans through participation interest	—	—	55,915,765	55,915,765
Total Investments	$—	$—	$79,486,785	$79,486,785

Obligations under participation agreements	$—	$—	$—	$—

Notes to Financial Statements

Changes in Level 3 investments for the six months ended June 30, 2019 and 2018 were as follows:

	Six Months Ended June 30, 2019
	Loans	Loans Through Participation	Total Investments	Obligations under Participation Agreements
Balance as of January 1, 2019	$23,571,020	$55,915,765	$79,486,785	$—
Purchases of investments	2,898,460	4,313,084	7,211,544	—
Repayments of investments	(34,459)	(18,889,051)	(18,923,510)	—
Net change in unrealized appreciation on investments	12,361	(138,939)	(126,578)	—
PIK interest income, net	—	44,078	44,078	—
Amortization and accretion of investment-related fees, net	86,221	145,727	231,948	2,504
Amortization of discount and premium on investments, net	4,286	—	4,286	—
Proceeds from obligations under participation agreements	—	—	—	746,152
Net change in unrealized appreciation on obligations under participation agreements	—	—	—	3,235
Balance as of June 30, 2019	$26,537,889	$41,390,664	$67,928,553	$751,891
Net change in unrealized appreciation or depreciation for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized appreciation on investments and obligations under participation agreements	$12,361	$(95,837)	$(83,476)	$3,235

	Six Months Ended June 30, 2018
	Loans	Loans Through Participation	Total Investments	Obligations under Participation Agreements
Balance as of January 1, 2018	$27,295,302	$27,314,411	$54,609,713	$1,807,503
Purchases of investments	4,158,000	11,209,731	15,367,731	—
Repayments of investments	(29,209)	—	(29,209)	—
Net change in unrealized appreciation on investments	144,821	121,645	266,466	—
PIK interest income, net	—	85,863	85,863	—
Amortization and accretion of investment-related fees, net	89,061	175,069	264,130	1,262
Amortization of discount and premium on investments, net	4,286	—	4,286	—
Net change in unrealized appreciation on obligations under participation agreements	—	—	—	440
Balance as of June 30, 2018	$31,662,261	$38,906,719	$70,568,980	$1,809,205
Net change in unrealized appreciation or depreciation for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized appreciation on investments and obligations under participation agreements	$144,821	$121,645	$266,466	$440

Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur. For the three and six months ended June 30, 2019 and 2018, there were no transfers.

Notes to Financial Statements

Significant Unobservable Inputs
The following table summarizes the significant unobservable inputs used by the Company to value the Level 3 investments as of June 30, 2019 and December 31, 2018. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

June 30, 2019
		Primary Valuation Technique	Unobservable Input	Range		Weighted
Asset Category	Fair Value			Minimum	Maximum	Average
Assets:
Loans	$26,537,889	Discounted cash flow	Discount rate	10.15%	13.22%	12.09%
Loans through participation interest	41,390,664	Discounted cash flow	Discount rate	10.69%	14.95%	12.09%
Total Level 3 Assets	$67,928,553
Liabilities:
Obligations under participation agreements	$751,891	Discounted cash flow	Discount rate	13.0%	13.0%	13.0%

December 31, 2018
		Primary Valuation Technique	Unobservable Input	Range		Weighted
Asset Category	Fair Value			Minimum	Maximum	Average
Assets:
Loans	$23,571,020	Discounted cash flow	Discount rate	10.15%	13.00%	11.94%
Loans through participation interest	55,915,765	Discounted cash flow	Discount rate	10.77%	14.00%	12.00%
Total Level 3 Assets	$79,486,785
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
The following table presents a summary of such fees and reimbursements in accordance with the terms of the related agreements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Amounts Included in the Statements of Operations
Base management fees	$403,279	$441,182	$826,990	$864,050
Incentive fees on capital gains (1)	(2,380)	61,013	(25,962)	51,339
Operating expense reimbursement to Adviser (2)	215,888	206,701	467,086	406,819
Servicing fees (3)	217,407	243,286	441,975	473,415
Commissions and dealer manager fees incurred
Commissions and dealer manager fees (4)	$—	$70,093	$—	$499,934
_______________

(1)
For the three and six months ended June 30, 2019, the Company reversed $2,380 and $25,962 of incentive fees, respectively, which were previously accrued. Incentive fees on capital gains are based on 20% of net unrealized capital gains. No incentive fees on capital gains are actually payable by the Company with respect to unrealized gains unless and until those gains are realized.

(2)	Amounts were primarily compensation for time spent supporting the Company’s day-to-day operations.

(3)
As discussed in “Dealer Manager Agreement” below, on September 30, 2017, the Company adopted the servicing plan. The servicing fee is recorded as expense on the statements of operations in the period in which it was incurred. As of June 30,

Notes to Financial Statements

2019 and December 31, 2018, unpaid servicing fees were both $0.1 million and were included in accrued expenses on the statements of assets and liabilities.

(4)
Of the amounts incurred for the three and six months ended June 30, 2018, $0.1 million and $0.4 million, respectively, were re-allowed to selected broker-dealers. Amount was recorded as reductions to capital in excess of par on the statements of assets and liabilities. There were no commissions and dealer manager fees incurred for the three and six months ended June 30, 2019 because the Offering ended on April 20, 2018.

Due to / Due from Adviser
The Company determined that it has the right of offset on the amounts due to and due from Terra Income Advisors under the guidance in ASC Topic 210, Balance Sheet. As such, the net amount is presented as Due to Adviser, net on the statements of assets and liabilities. The following table presents a summary of Due to Adviser, net as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Due to Adviser:
Base management fee and expense reimbursement payable	$375,798	$404,622
Incentive fees on capital gains (1)	162,443	188,405
	538,241	593,027
Due from Adviser:
Reimbursable costs - other operating expense	4,011	—
Due to Adviser, net	$534,230	$593,027
_______________

(1)
Incentive fees on capital gains are based on 20% of accumulated net unrealized capital gains of $0.8 million and $1.0 million as of June 30, 2019 and December 31, 2018, respectively. No incentive fees on capital gains are actually payable by the Company with respect to unrealized gains unless and until those gains are realized.

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
Upon meeting the Minimum Offering Requirement, Terra Income Advisors is responsible for the payment of the Company’s cumulative organization and offering expenses to the extent such expenses exceed 1.5% of the gross proceeds from the Offering without recourse against or reimbursement by the Company. As a result, Terra Income Advisors paid for all organization and offering expenses in excess of 1.5% of the gross proceeds from the Offering. Based on the gross proceeds from the Offering, the Company was responsible for $1.6 million of the cumulative offering and organization costs incurred by Terra Income Advisors, all of which were reimbursed to Terra Income Advisors. For the three and six months ended June 30, 2018, the Company made reimbursement payments of less than $0.1 million and $0.2 million, respectively, to Terra Income Advisors for offering costs incurred on behalf of the Company. For the three and six months ended June 30, 2019, the Company did not make any such reimbursement payment because the Offering ended on April 20, 2018.
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

(2)
As of June 30, 2019, the Company has not reimbursed Terra Income Advisors for any Expense Support Payments because the conditions for reimbursement have not been met. Additionally, as of June 30, 2019, all of the expense reimbursement payments are no longer eligible for reimbursement because the three-year period has elapsed.

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

Notes to Financial Statements

borrowings under ASC Topic 860 (see “Participation Interests” in Note 2 and “Obligations under Participation Agreements” in Note 3).
Participation interest purchased by the Company: The below tables list the investment interests participated by the Company via participation agreement (each, a “PA”) as of June 30, 2019 and December 31, 2018. In accordance with the terms of each PA, each Participant’s rights and obligations, including interest income and other income (e.g., exit fee and prepayment income) and related fees/expenses are based upon its respective pro-rata participation interest in such investments, as specified in the respective PA. The Company’s share of the investment is repayable only from the proceeds received from the related borrower/issuer of the investment, and therefore the Company is also subject to the credit risk (i.e., risk of default by the underlying borrower/issuer).
Pursuant to each PA, the affiliated fund receives and allocates the interest income and other related investment incomes in respect of the investment to the Company. The Company pays related expenses (i.e., the base management fee) directly to Terra Income Advisors.

	Participating Interests at June 30, 2019	June 30, 2019		December 31, 2018
		Principal Balance	Fair Value	Principal Balance	Fair Value
370 Lex Part Deux, LLC (1)	35.0%	$16,031,361	$16,031,361	$15,225,000	$15,225,000
Orange Grove Property Investors, LLC (1)	80.0%	7,480,000	7,546,708	6,680,000	6,733,003
Stonewall Station Mezz LLC (1)(3)	44.0%	4,261,017	4,261,234	3,761,540	3,792,025
NB Private Capital, LLC (1)	16.7%	4,250,000	4,286,518	4,250,000	4,284,030
RS JZ Driggs, LLC (1)	50.0%	4,100,000	4,138,208	2,020,675	2,037,807
City Gardens 333 LLC (1)	14.0%	3,102,243	3,106,842	2,914,245	2,914,245
TSG-Parcel 1, LLC (1)	11.1%	2,000,000	2,019,793	2,000,000	2,019,799
OHM Atlanta Owner, LLC (1)(2)	—	—	—	11,224,490	11,335,609
140 Schermerhorn Street Mezz LLC (1)(2)	—	—	—	7,500,000	7,574,247
Total		$41,224,621	$41,390,664	$55,575,950	$55,915,765
_______________

(1)	Participation held in the name of Terra Property Trust, Inc., an affiliated fund managed by a subsidiary of Terra Capital Partners.

(2)	These participations were repaid during the six months ended June 30, 2019.

(3)	The principal amount includes PIK interest of $81,017 and $36,940 as of June 30, 2019 and December 31, 2018, respectively.
Transfers of participation interests by the Company: The following table summarizes the investments that were subject to PAs with investment partnerships affiliated with Terra Income Advisors as of June 30, 2019 and December 31, 2018:

			June 30, 2019
			Transfers treated as obligations under participation agreements
	Principal	Fair Value	% Transferred	Principal	Fair Value
LD Milpitas Mezz, LP (1)	$2,984,609	$3,007,563	25.0%	$746,152	$751,891

			December 31, 2018
			Transfers treated as obligations under participation agreements
	Principal	Fair Value	% Transferred	Principal	Fair Value
LD Milpitas Mezz, LP (1)	—	—	25.0%	—	—
_______________

(1)
On June 27, 2018, the Company entered into a participation agreement with Terra Property Trust, Inc. to sell a 25% participation interest, or $4.3 million, in a $17.0 million mezzanine loan. As of June 30, 2019, this loan had an unfunded commitment of $14.0 million.

Notes to Financial Statements

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
In January 2018, the Company and Terra Property Trust, Inc. co-invested in an $8.9 million mezzanine loan that bears interest at an annual fixed rate of 12.75% and matured on March 31, 2019. In March 2019, the maturity date of the loan was extended to July 1, 2019. In June 2019, the maturity of the loan was extended to September 30, 2019. The Company’s portion of the investment is 47.19%, or $4.2 million and is reflected as investments at fair value on the statements of assets and liabilities. The Company’s rights and obligations under the loan pertain to its portion of the investment only.
Note 5. Commitments and Contingencies
In the ordinary course of business, the Company may enter into future funding commitments, which are subject to the borrower meeting certain performance-related metrics that are monitored by the Company. As of June 30, 2019 and December 31, 2018, the Company had $15.2 million and $18.2 million, respectively, of unfunded commitments. The Company expects to maintain sufficient cash on hand to fund such unfunded commitments, including matching these commitments with principal repayments on outstanding loans.
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

Notes to Financial Statements

The following table reconciles net increase in net assets resulting from operations to taxable income:

	Six Months Ended June 30,
	2019	2018
Net increase in net assets resulting from operations	$1,934,242	$1,628,033
Net change in unrealized appreciation on investments	126,578	(266,466)
Net change in unrealized appreciation on obligations under participation agreements	3,235	440
Amortization of deferred offering costs	—	114,132
Incentive fees on capital gains	(25,962)	51,339
Other temporary differences (1)	(165,213)	221,512
Total taxable income	$1,872,880	$1,748,990
_______________

(1)	Other temporary differences primarily related to capitalization and amortization of transaction-related fees.
The following table reflects, for tax purposes, the estimated sources of the cash distributions that the Company has paid on its common stock:

	Six Months Ended June 30,
	2019		2018
Source of Distribution	Distribution Amount (1)%		Distribution Amount	%
Return of capital	$2,007,870	51.7%	$2,075,548	54.3%
Net investment income	1,872,880	48.3%	1,748,990	45.7%
Distributions on a tax basis:	$3,880,750	100.0%	$3,824,538	100.0%
_______________

(1)
The Distribution Amount and Percentage reflected for the six months ended June 30, 2019 and 2018 are estimated figures. The actual source of distributions will be calculated in connection with the filing of the Company’s tax return.

As of June 30, 2019 and December 31, 2018, the Company did not have differences between book basis and tax basis cost of investments.
Note 7. Directors’ Fees
The Company’s directors who do not serve in an executive officer capacity for the Company or Terra Income Advisors are entitled to receive annual cash retainer fees, fees for attending board and committee meetings and annual fees for serving as a committee chairperson. These directors receive an annual fee of $20,000, plus $2,500 for each board meeting attended in person, $1,000 for each board meeting attended via teleconference and $1,000 for each committee meeting attended. In addition, the chairman of the audit committee receives an annual fee of $7,500 and the chairman of each of the nominating and corporate governance and the valuation committees, and any other committee, receives an annual fee of $2,500 for their additional services. For the three months ended June 30, 2019 and 2018, the Company recorded $18,125 and $27,125 of directors’ fees expense, respectively. For the six months ended June 30, 2019 and 2018, the Company recorded $52,750 and $56,125 of directors’ fees expense, respectively.
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

Notes to Financial Statements

Note 8. Capital
The Company’s Offering ended on April 20, 2018. Since commencing the Offering and through the end of the Offering on April 20, 2018, the Company has sold 8,878,606 shares of common stock, including shares purchased by Terra Capital Partners and excluding shares sold through the DRIP, in both an initial private placement and from the Offering, for gross proceeds of $103.6 million. On January 17, 2019, the Company sold 6,276 shares of common stock at a price of $9.56 per share to an officer in a private placement. As of June 30, 2019, the Company had 8,628,149 shares of common stock outstanding.
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
The following table provides information with respect to repurchases of the Company’s common stock since the program's inception:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Maximum Number of Shares Allowed to be Repurchased
Six Months Ended June 30, 2019:
Three Months Ended March 31, 2019	116,955	$9.47	223,679
Three Months Ended June 30, 2019 (1)	357,127	$9.37	223,679

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Maximum Number of Shares Allowed to be Repurchased
Transition Period Ended December 31, 2018:
Three Months Ended December 31, 2018	61,161	$9.56	163,674

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Maximum Number of Shares Allowed to be Repurchased
Year Ended September 30, 2018:
Three Months Ended December 31, 2017	65,456	$10.00	111,881
Three Months Ended March 31, 2018	34,980	$9.86	163,674
Three Months Ended June 30, 2018	98,903	$9.75	163,674
Three Months Ended September 30, 2018 (1)	167,421	$9.67	163,674
_______________

(1)	Shares validly tendered exceeded the maximum number of shares allowed to be repurchased, however, the Company elected to purchase all shares validly tendered.
Note 9. Net Increase in Net Assets
Income per share is computed by dividing income available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of June 30, 2019 and December 31, 2018, there were no dilutive shares.

Notes to Financial Statements

The following information sets forth the computation of the weighted average net increase in net assets per share from operations for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
Basic	2019	2018	2019	2018
Net increase in net assets resulting from operations	$962,844	$1,117,290	$1,934,242	$1,628,033
Weighted average common shares outstanding	8,935,399	9,126,175	8,966,442	8,842,954
Net increase in net assets per share resulting from operations	$0.11	$0.12	$0.22	$0.18
Note 10. Distributions
Distributions from net investment income and capital gain distributions are determined in accordance with U.S. federal income tax regulations, which differ from U.S. GAAP.
The following table reflects the Company’s distributions for the six months ended June 30, 2019 and 2018:

Record Date	Payment Date	Per Share Per Day	Distributions Paid in Cash	Distributions Paid through the DRIP	Total Distributions Paid/Accrued
Six Months Ended June 30, 2019
January 20, 2019	January 31, 2019	$0.002389	$463,408	$201,500	$664,908
February 20, 2019	February 28, 2019	0.002389	423,071	179,129	602,200
March 20, 2019	March 29, 2019	0.002389	472,614	195,507	668,121
April 20, 2019	April 30, 2019	0.002389	449,880	189,779	639,659
May 20, 2019	May 31, 2019	0.002389	467,067	196,200	663,267
June 20, 2019	June 28, 2019	0.002389	462,358	180,237	642,595
			$2,738,398	$1,142,352	$3,880,750

Record Date	Payment Date	Per Share Per Day	Distributions Paid in Cash	Distributions Paid through the DRIP	Total Distributions Paid/Accrued
Six Months Ended June 30, 2018
January 20, 2018	January 31, 2018	$0.002389	$409,747	$204,116	$613,863
February 20, 2018	February 27, 2018	0.002389	377,936	189,792	567,728
March 20, 2018	March 30, 2018	0.002389	450,154	210,657	660,811
April 20, 2018	April 27, 2018	0.002389	443,998	203,856	647,854
May 20, 2018	May 31, 2018	0.002389	464,061	213,512	677,573
June 20, 2018	June 29, 2018	0.002389	514,611	142,098	656,709
			$2,660,507	$1,164,031	$3,824,538

Notes to Financial Statements

Note 11. Financial Highlights
The following is a schedule of financial highlights for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
Per share data:
Net asset value at beginning of period	$9.47	$9.86
Results of operations (1):
Net investment income	0.23	0.15
Net change in unrealized appreciation on investments	(0.01)	0.03
Net change in unrealized appreciation on obligations under participation agreements (2)	—	—
Net increase in net assets resulting from operations	0.22	0.18
Stockholder distributions (3):
Distributions from return of capital	(0.22)	(0.23)
Distributions from net investment income	(0.21)	(0.20)
Net decrease in net assets resulting from stockholder distributions	(0.43)	(0.43)
Capital share transactions:
Other (4)	(0.01)	0.06
Net increase in net assets resulting from capital share transactions	(0.01)	0.06
Net asset value, end of period	$9.25	$9.67
Shares outstanding at end of period	8,628,149	9,084,383
Total return (5)	2.23%	2.24%
Ratio/Supplemental data:
Net assets, end of period	$79,840,115	$87,841,135
Ratio of net investment income to average net assets (6)	4.99%	3.27%
Ratio of operating expenses to average net assets (6)(7)	6.34%	6.94%
Portfolio turnover	10.30%	0.05%
_______________

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

(2)	The impact on net asset value was less than $(0.005) for both the six months ended June 30, 2019 and 2018.

(3)	The per share data for distributions reflects the actual amount of distributions declared per share during the period.

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

(7)
Excluding the reversal of previously accrued incentive fees on capital gains for the six months ended June 30, 2019 and the incentive fees on capital gains for the six months ended June 30, 2018, the ratio of operating expenses to average net assets is 6.37% and 6.88%, respectively.

Note 12. Subsequent Events
The management of the Company has evaluated events and transactions through the date the financial statements were issued and has determined that there are no other events that would require adjustment to or disclosure in the Company’s financial statements.

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

	June 30, 2019
	Gross Investments		Transfers Treated as Obligations Under Participation Agreements		Net Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair value
370 Lex Part Deux, LLC	$15,967,581	$16,031,361	$—	$—	$15,967,581	$16,031,361
Residential X Mezz Concord LLC and Center Associates Mezz LLC	8,884,261	8,965,326	—	—	8,884,261	8,965,326
Orange Grove Property Investors, LLC	7,452,727	7,546,708	—	—	7,452,727	7,546,708
YIP Santa Maria LLC	4,533,215	4,545,312	—	—	4,533,215	4,545,312
Stonewall Station Mezz LLC	4,248,945	4,261,234	—	—	4,248,945	4,261,234
NB Private Capital, LLC	4,225,301	4,286,518	—	—	4,225,301	4,286,518
221 W. 17th Street Owner, LLC	4,207,541	4,206,752	—	—	4,207,541	4,206,752
RS JZ Driggs, LLC	4,106,672	4,138,208	—	—	4,106,672	4,138,208
City Gardens 333 LLC	3,089,104	3,106,842	—	—	3,089,104	3,106,842
Dwight Mezz II LLC	3,000,000	3,103,761	—	—	3,000,000	3,103,761
LD Milpitas Mezz, LP	2,908,474	3,007,563	748,656	751,891	2,159,818	2,255,672
Hertz Clinton One Mezzanine, LLC	2,452,858	2,709,175	—	—	2,452,858	2,709,175
TSG-Parcel 1, LLC	2,020,000	2,019,793	—	—	2,020,000	2,019,793
	$67,096,679	$67,928,553	$748,656	$751,891	$66,348,023	$67,176,662

	December 31, 2018
	Gross Investments		Transfers Treated as Obligations Under Participation Agreements		Net Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair value
370 Lex Part Deux, LLC	$15,148,875	$15,225,000	$—	$—	$15,148,875	$15,225,000
OHM Atlanta Owner, LLC	11,336,735	11,335,609	—	—	11,336,735	11,335,609
Residential X Mezz Concord LLC and Center Associates Mezz LLC	8,841,641	8,956,203	—	—	8,841,641	8,956,203
140 Schermerhorn Street Mezz LLC	7,530,018	7,574,247	—	—	7,530,018	7,574,247
Orange Grove Property Investors, LLC	6,625,110	6,733,003	—	—	6,625,110	6,733,003
YIP Santa Maria LLC	4,518,478	4,544,512	—	—	4,518,478	4,544,512
221 W. 17th Street Owner, LLC	4,223,149	4,241,552	—	—	4,223,149	4,241,552
NB Private Capital, LLC	4,212,203	4,284,030	—	—	4,212,203	4,284,030
Stonewall Station Mezz LLC	3,734,904	3,792,025	—	—	3,734,904	3,792,025
Dwight Mezz II LLC	3,000,000	3,106,630	—	—	3,000,000	3,106,630
City Gardens 333 LLC	2,888,629	2,914,245	—	—	2,888,629	2,914,245
Hertz Clinton One Mezzanine, LLC	2,448,572	2,722,123	—	—	2,448,572	2,722,123
TSG-Parcel 1, LLC	2,020,000	2,019,799	—	—	2,020,000	2,019,799
RS JZ Driggs, LLC	2,000,019	2,037,807	—	—	2,000,019	2,037,807
LD Milpitas Mezz, LP	—	—	—	—	—	—
	$78,528,333	$79,486,785	$—	$—	$78,528,333	$79,486,785

	Three Months Ended June 30,
	2019		2018
	Weighted Average Principal Amount	Weighted Average Coupon Rate	Weighted Average Principal Amount	Weighted Average Coupon Rate
Gross investments	$64,685,050	12.1%	$63,849,035	12.6%
Obligations under participation agreements	(427,414)	13.0%	(1,800,000)	13.0%
Net investments (1)	$64,257,636	12.1%	$62,049,035	12.6%

	Six Months Ended June 30,
	2019		2018
	Weighted Average Principal Amount	Weighted Average Coupon Rate	Weighted Average Principal Amount	Weighted Average Coupon Rate
Gross investments	$65,252,066	12.1%	$60,705,611	12.6%
Obligations under participation agreements	(214,888)	13.0%	(1,800,000)	13.0%
Net investments (1)	$65,037,178	12.1%	$58,905,611	12.6%
_______________

(1)
The weighted average coupon rate for net investments represents net interest income over the period calculated using the weighted average coupon rate and weighted average principal amount shown on the table (interest income on the investments less interest expense) divided by the weighted average principal amount of the net investments during the period.

Portfolio Investment Activity
For the three months ended June 30, 2019 and 2018, we invested $5.3 million and $11.2 million in add-on loans, respectively, and had $0.1 million and $0.0 million of repayments, respectively, resulting in net investments of $5.2 million and $11.2 million, respectively.

For the six months ended June 30, 2019 and 2018, we invested $7.2 million and $15.4 million in add-on loans, respectively, and had $18.9 million and $0.1 million of repayments, respectively, resulting in net repayments of $11.7 million and net investments of $15.3 million, respectively.
Our portfolio composition, based on fair value at June 30, 2019 and December 31, 2018, was as follows:

	June 30, 2019			December 31, 2018
	Investments at Fair Value	Percentage of Total Portfolio	Weighted Average Coupon Rate (1)	Investments at Fair Value	Percentage of Total Portfolio	Weighted Average Coupon Rate (1)
Loans	$26,537,889	39.1%	12.3%	$23,571,020	29.7%	12.2%
Loans through participation interest	41,390,664	60.9%	12.0%	55,915,765	70.3%	12.0%
Total	$67,928,553	100.0%	12.1%	$79,486,785	100.0%	12.1%
_______________

(1)	Based upon the principal value of our debt investments.
The following table shows the portfolio composition by property type grouping based on fair value at June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Office	$18,740,536	27.6%	$17,947,123	22.6%
Condominium	11,753,460	17.3%	10,974,555	13.8%
Multifamily	13,103,534	19.3%	10,994,010	13.8%
Student housing	10,497,121	15.4%	10,304,905	13.0%
Hotel	11,814,109	17.4%	15,910,784	20.0%
Land	2,019,793	3.0%	13,355,408	16.8%
Total	$67,928,553	100.0%	$79,486,785	100.0%
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
As of June 30, 2019, obligations under participation agreements at fair value was $0.8 million and the weighted average interest rate on the obligations under participation agreements was 13.0%. As of December 31, 2018, we did not have any funded obligations under participation agreements. For the six months ended June 30, 2019, we sold $0.7 million of investments to affiliates through participation agreements and did not make any repayments on obligations under participation agreements. For the six months ended June 30, 2018, we did not sell any investments to affiliates through participation agreements and did not make any repayments on obligations under participation agreements.
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

Operating results for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Total investment income	$2,237,536	$2,304,383	$(66,847)	$4,654,826	$4,334,445	$320,381
Total operating expenses	1,262,791	1,501,494	(238,703)	2,590,771	2,972,438	(381,667)
Net investment income	974,745	802,889	171,856	2,064,055	1,362,007	702,048
Net change in unrealized appreciation on investments	(8,666)	314,310	(322,976)	(126,578)	266,466	(393,044)
Net change in unrealized appreciation on obligations under participation agreements	(3,235)	91	(3,326)	(3,235)	(440)	(2,795)
Net increase in net assets resulting from operations	$962,844	$1,117,290	$(154,446)	$1,934,242	$1,628,033	$306,209
Investment Income
The composition of our investment income for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Interest income	$2,224,226	$2,263,197	$(38,971)	$4,594,327	$4,283,540	$310,787
Prepayment fee income	—	—	—	32,721	—	32,721
Other fee income	13,310	41,186	(27,876)	27,778	50,905	(23,127)
Total investment income	$2,237,536	$2,304,383	$(66,847)	$4,654,826	$4,334,445	$320,381
Interest Income
For the three months ended June 30, 2019 as compared to the same period in 2018, interest income decreased by $0.04 million, primarily due to a decrease in the weighted average coupon rate on our investments, offset by a higher weighted average principal balance. For the three months ended June 30, 2019, the weighted average coupon rate of our investment portfolio decreased to 12.1% from 12.6% for the same period in 2018 while the weighted average principal balance of our investment portfolio increased to $64.7 million from an average of $63.8 million for the same period in 2018. The decrease in weighted average coupon rate was due new investments having lower coupon rates than those of the investments that were repaid. The increase in weighted average principal balance was due to higher volume of new investments made than repayments of investments.
For the six months ended June 30, 2019 as compared to the same period in 2018, interest income increased by $0.3 million, primarily due to an increase in extension and disposition fees of $0.1 million, an increase in interest income on cash of $0.1 million and an increase in contractual interest income of $0.1 million. The increase in contractual interest income was primarily due to a higher weighted average principal balance, partially offset by a decrease in the weighted average coupon rate on our investments. The increase in extension and disposition fees was due to higher volume of investments extended and repaid and the increase in interest income on cash was due to higher cash balance in the current period as compared to the same period in 2018. For the six months ended June 30, 2019, the weighted average principal balance of our investment portfolio increased to an average of $65.3 million from an average of $60.7 million for the same period in 2018, and the weighted average coupon rate of our investment portfolio decreased to 12.1% from 12.6% for the same period in 2019. The increase in weighted average principal balance was due to higher volume of new investments made than repayments of investments. The decrease in weighted average coupon rate was due to investments having lower coupon rates than those of the investments that were repaid.
Prepayment Fee Income
Prepayment fee income represents prepayment fees charged to borrowers for the early repayment of loans.
For the three months ended June 30, 2019 and 2018 and the six months ended June 30, 2018, there was no prepayment fee income received. For the six months ended June 30, 2019, we received a prepayment fee income of $32,721 on the early repayment of a loan.

Operating Expenses
The composition of our operating expenses for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Base management fees	$403,279	$441,182	$(37,903)	$826,990	$864,050	$(37,060)
Incentive fees on capital gains	(2,380)	61,013	(63,393)	(25,962)	51,339	(77,301)
Operating expense reimbursement to Adviser	215,888	206,701	9,187	467,086	406,819	60,267
Servicing fees	217,407	243,286	(25,879)	441,975	473,415	(31,440)
Professional fees	285,518	277,592	7,926	610,394	669,708	(59,314)
Interest expense from obligations under participation agreements	16,549	59,784	(43,235)	16,549	118,913	(102,364)
Marketing expenses	—	8,924	(8,924)	—	91,529	(91,529)
Amortization of deferred offering costs	—	108,133	(108,133)	—	114,132	(114,132)
Directors’ fees	18,125	27,125	(9,000)	52,750	56,125	(3,375)
Insurance expense	53,583	52,978	605	106,670	106,325	345
General and administrative expenses	54,822	14,776	40,046	94,319	20,083	74,236
Total operating expenses	$1,262,791	$1,501,494	$(238,703)	$2,590,771	$2,972,438	$(381,667)
For the three and six months June 30, 2019 as compared to the same periods in 2018, total operating expenses decreased by $0.2 million and $0.4 million, respectively. The reasons for the changes are stated below.
Operating Expense Reimbursed to Adviser
Under the Investment Advisory Agreement, we reimburse Terra Income Advisors for operating expenses incurred in connection with administrative services provided to us, including compensation to administrative personnel.
For the three and six months ended June 30, 2019 as compared to the same periods in 2018, operating expense reimbursed to Adviser increased by $0.01 million and $0.06 million, respectively, primarily due to an increase in allocable compensation costs from Terra Income Advisors as a result of additional head count.
Professional fees
For the three months ended June 30, 2019 as compared to the same period in 2018, professional fees remained substantially the same. For the six months ended June 30, 2019 as compared to the same period in 2018, professional fees decreased by $0.1 million primarily due to additional legal fees incurred in connection with obtaining our Board’s approval for the Axar transaction in February 2018.
Interest Expense from Obligations under Participation Agreements
For the three and six months ended June 30, 2019 as compared to the same periods in 2018, interest expense from obligations under participation agreements decreased by $0.04 million and $0.1 million, respectively, primarily due to a decrease in the weighted average principal balance on obligations under participation agreements. For the three and six months ended June 30, 2019, the weighted average principal balance on obligations under participation agreements decreased to $0.4 million and $0.2 million, respectively, from an average principal balance of $1.8 million for both comparable periods in 2018. The decrease in weighted average principal balance on obligations under participation agreements was due to higher repayment amounts than proceeds from obligations under participation agreements.
Marketing Expenses
For the three and six months ended June 30, 2019, we did not recognize any marketing expenses, compared to the recognition of $0.01 million and $0.1 million of marketing expense for the same periods in 2018, respectively, primarily due to the ending of the Offering on April 20, 2018.

Amortization of Deferred Offering Costs
All deferred offering costs incurred during the offering period were recorded as deferred charge and amortized over twelve months from the date the cost was incurred, with the exception of those costs incurred prior to the commencement of operations on June 24, 2015, which were amortized over a 12-month period from that date forward. Any unamortized offering costs were written off at the end of the Offering.

For the three and six months ended June 30, 2019, we did not record any amortization of deferred offering costs because the Offering ended on April 20, 2018. For both the three and six months ended June 30, 2018, amortization of deferred offering costs was $0.1 million, primarily related to the write off of the unamortized offering costs in connection with the ending of the Offering on April 20, 2018.
General and Administrative Expenses
For the three and six months ended June 30, 2019 as compared to the same periods in 2018, general and administrative expenses increased by $0.04 million and $0.07 million, respectively, primarily due to fees incurred in connection with the 2019 annual meeting of stockholders. Due to the Axar transaction, we did not have an annual meeting of stockholders last year.
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
For the three and six months ended June 30, 2019, we recognized a decrease in unrealized appreciation on investments of $0.01 million and $0.1 million, respectively, compared to an increase in unrealized appreciation on investments of $0.3 million and $0.3 million for the same periods in 2018, respectively. The decrease in unrealized appreciation on investments for the current periods was due to several loans approaching maturity in the current period, of which two were settled at par. The increase in unrealized appreciation on investments for the prior year periods was due to new investments made in 2018 with higher fair values than the corresponding costs.
Net Increase in Net Assets Resulting from Operations
For the three months ended June 30, 2019 and 2018, we recorded a net increase in net assets resulting from operations of $1.0 million and $1.1 million, respectively. Based on the weighted average shares of common stock outstanding, our per share net increase in net assets resulting from operations was $0.11 and $0.12, respectively.
For the six months ended June 30, 2019 and 2018, we recorded a net increase in net assets resulting from operations of $1.9 million and $1.6 million, respectively. Based on the weighted average shares of common stock outstanding, our per share net increase in net assets resulting from operations was $0.22 and $0.18, respectively.
Financial Condition, Liquidity and Capital Resources
We currently generate cash primarily from cash flows from interest, dividends and fees earned from our investments and principal repayments and proceeds from sales of our investments. Our primary use of cash is for our targeted investments, payments of our expenses and cash distributions to our stockholders. We are not aware of any known trends or known demands, commitments, events, or uncertainties that will result in, or that are reasonably likely to result in, our liquidity increasing or decreasing in any material way.
Prior to investing in securities of portfolio companies, we invest the net proceeds from the Offering and from sales and paydowns of existing investments primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, consistent with our BDC election.
We may borrow funds to make investments to the extent we determine that leveraging our portfolio would be appropriate. We have not decided whether, and to what extent, we will finance portfolio investments using debt or the specific form that any such financing would take. Accordingly, we cannot predict with certainty what terms any such financing would have or the costs we would incur in connection with any such arrangement. We currently do not anticipate issuing any preferred stock; however, our charter authorized us the ability to do so.
We do not have any material commitments for capital resources as of the end of the last fiscal year. We are not aware of any known trends in our capital recourses or any material changes in the mix and relative cost of such recourses.

Cash Flows for the Six Months Ended June 30, 2019
Operating Activities — For the six months ended June 30, 2019, net cash provided by operating activities was $13.1 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, repayments and sales of portfolio investments, among other factors. Cash flows provided by operating activities for the six months ended June 30, 2019 were primarily repayments of investments of $18.9 million, partially offset by purchases of investments of $7.2 million.
Financing Activities — For the six months ended June 30, 2019, net cash used in financing activities was $6.4 million, primarily related to payments for repurchases of common stock under stock repurchase plan of $4.4 million and distributions paid to stockholders of $2.7 million, partially offset by proceeds from obligations under participation agreements of $0.7 million.
Cash Flows for the Six Months Ended June 30, 2018
Operating Activities — For the six months ended June 30, 2018, net cash used in operating activities was $16.6 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, repayments and sales of portfolio investments, among other factors. Cash flows used in operating activities for the six months ended June 30, 2018 were primarily purchases of investments totaling $15.4 million.
Financing Activities — For the six months ended June 30, 2018, net cash provided by financing activities was $4.2 million, primarily related to proceeds from the issuance of common stock of $9.4 million, partially offset by distributions paid to stockholders of $2.7 million, payments for repurchases of common stock under stock repurchase plan of $2.0 million and payments of selling commissions and dealer manager fees of $0.5 million.
REIT Status and Distributions
We elected to be taxed as a REIT under the Code commencing with our short taxable year beginning October 1, 2018 and ending December 31, 2018. In order to qualify as a REIT, we are required, among other things, to distribute at least 90% of our REIT net taxable income to the stockholders and meet certain tests regarding the nature of our income and assets. As long as the distributions are declared by the later of the fifteenth day of the ninth month following the close of the taxable year or the due date of the tax return, including extensions, distributions paid up to one year after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We are also subject to nondeductible federal excise taxes if we do not distribute at least 85.0% of our ordinary income, 95.0% of our capital gain net income, if any, and any recognized and undistributed income from prior years on which we paid no federal income taxes. For the six months ended June 30, 2019, we have made sufficient distributions to our stockholders to qualify to be taxed as a REIT and to preclude the imposition of either U.S. federal corporate income or excise taxation.
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

Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the statements of operations. For the three and six months ended June 30, 2019 and 2018, we did not incur any interest or penalties.
Contractual Obligations
We have entered into certain contracts under which we have material future commitments. On April 20, 2015, we entered into the Investment Advisory Agreement with Terra Income Advisors in accordance with the 1940 Act. The Investment Advisory Agreement became effective on June 24, 2015, the date that we met the Minimum Offering Requirement. Terra Income Advisors serves as our investment adviser in accordance with the terms of the Investment Advisory Agreement. Payments under the Investment Advisory Agreement in each reporting period consist of (i) a base management fee equal to a percentage of the value of our average gross assets and (ii) an incentive fee based on our performance. Terra Income Advisors is reimbursed for allocated administrative expenses incurred on our behalf. For the three months ended June 30, 2019 and 2018, we incurred $0.4 million and $0.4 million in base management fee under the Investment Advisory Agreement, respectively. For the six months ended June 30, 2019 and 2018, we incurred $0.8 million and $0.9 million in base management fee under the Investment Advisory Agreement, respectively. For the three and six months ended June 30, 2019, we reversed the previously accrued incentive fees on capital gains of $2,380 and $25,962, respectively, based on net unrealized capital losses of $11,901 and $129,813. For the three and six months ended June 30, 2018, we accrued incentive fees on capital gains of $61,013 and $51,339, respectively, based on net unrealized capital gains of $314,401 and $266,026, respectively. No incentive fees on capital gains are actually payable by us with respect to unrealized gains unless and until those gains are realized. For the three months ended June 30, 2019 and 2018, we incurred $0.2 million and $0.2 million in allocated administrative expenses reimbursable to Terra Income Advisors. For the six months ended June 30, 2019 and 2018, we incurred $0.5 million and $0.4 million in allocated administrative expenses reimbursable to Terra Income Advisors.
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
For the three and six months ended June 30, 2019, we did not incur any broker-dealer commissions and fees because the Offering ended on April 20, 2018. For the three and six months ended June 30, 2018, we incurred $0.1 million and $0.5 million of broker-dealer commissions and fees, respectively, and of this amount, less than $0.1 million and $0.4 million were re-allowed to selected broker-dealers, respectively. For the three months ended June 30, 2019 and 2018, we recorded servicing fees of $0.2 million and $0.2 million, respectively. For the six months ended June 30, 2019 and 2018, we recorded servicing fees of $0.4 million and $0.5 million, respectively. As of both June 30, 2019 and December 31, 2018, unpaid servicing fees were $0.1 million and were included in accrued expenses on the statements of assets and liabilities.
Certain of our loans provide for commitments to fund the borrower at a future date. As of June 30, 2019, we had two loans with total funding commitments of $27.0 million, of which we funded $11.8 million. We expect to fund either directly or in combination with an affiliate $15.2 million in the next twelve months.
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
Terra Income Advisors has funded our offering costs and organization costs. Terra Income Advisors is responsible for the payment of our cumulative organization and offering expenses to the extent such expenses exceed 1.5% of the gross proceeds from the Offering, without recourse against or reimbursement by us. As a result, Terra Income Advisors bears all organization and offering expenses in excess of 1.5% of the gross proceeds from the Offering. Through the end of the Offering on April 20, 2018, Terra Income Advisors funded offering costs and organization costs in the amount of $3.6 million. Based on the gross proceeds from the Offering, we were obligated to reimburse Terra Income Advisors $1.6 million of the cumulative offering costs and organizations incurred, all of which were reimbursed. For the three and six months ended June 30, 2018, we made reimbursement payments of less than $0.1 million and $0.2 million, respectively, to Terra Income Advisors for offering costs incurred on our behalf. For the three and six months ended June 30, 2019, we did not make any such reimbursement payment because the Offering ended on April 20, 2018.
We previously retained Terra Capital Markets, an affiliate of Terra Income Advisors, to serve as the dealer manager of the Offering. As a dealer manager, Terra Capital Markets was entitled to receive selling commissions, broker-dealer fees and dealer manager fees in connection with the sale of shares of our common stock in the Offering, all or a portion of which may be re-allowed to selected broker-dealers. On September 30, 2017, we adopted the Servicing Plan. For the three and six months end June 30, 2019, we did not incur any broker-dealer commissions and fees because the Offering ended on April 20, 2018. For the three and six months end June 30, 2018, we incurred $0.1 million and $0.5 million of broker-dealer commissions and fees, respectively, and of this amount, less than $0.1 million and $0.4 million were re-allowed to selected broker-dealers, respectively. For the three months ended June 30, 2019 and 2018, we recorded servicing fees of $0.2 million and $0.2 million, respectively. For the six months ended June 30, 2019 and 2018, we recorded servicing fees of $0.4 million and $0.5 million, respectively. As of both June 30, 2019 and December 31, 2018, unpaid servicing fees were $0.1 million and were included in accrued expenses on the statements of assets and liabilities.
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
As of June 30, 2019, we had six investments with an aggregate principal balance of $35.8 million that provides for interest income indexed to London Interbank Offered Rate (“LIBOR”), all of which are subject to a LIBOR floor (see “Item 1. Financial Statements — Schedule if Investments”). A decrease of 1% in LIBOR would have an immaterial impact on our annual interest income because the interest rates are protected by a LIBOR floor in the respective loan agreements. An increase of 1% in LIBOR would increase our annual interest income by $0.2 million.
We may hedge against interest rate and currency exchange rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts, subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. For the three and six months ended June 30, 2019 and 2018, we did not engage in interest rate hedging activities.
In addition, we may have risks regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Valuation of Investments.”
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
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
Item 1A. Risk Factors.
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the transition period ended December 31, 2018 other than the one below.
Uncertainty relating to the LIBOR calculation process may adversely affect the value of our portfolio of the LIBOR-indexed, floating-rate debt securities in our portfolio.
On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether or not LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. In addition, in April 2018, the Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, announced the replacement of LIBOR with a new index, calculated by short-term repurchase agreements collateralized by U.S. Treasury securities, called the Secured Overnight Financing Rate, or the “SOFR.” At this time, it is not possible to predict whether SOFR will attain market traction as a LIBOR replacement. Additionally, the future of LIBOR at this time is uncertain. Potential changes, or uncertainty related to such potential changes, may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities. In addition, changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities, including the value of the LIBOR-indexed, floating-rate debt securities in our portfolio. The potential effect of the phase-out or replacement of LIBOR on our investment income cannot yet be determined.
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
The following table provides information concerning our repurchases of shares of our common stock pursuant to our share repurchase program during the three months ended June 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
April 1 to April 30, 2019	—	$—	—
May 1 to May 31, 2019	—	—	—
June 1 to June 30, 2019 (1)	357,127	9.37	223,679
Total	357,127	$9.37	223,679
_______________

(1)	Shares validly tendered exceeded the maximum number of shares allowed to be repurchased, however, the Company elected to purchase all shares validly tendered.
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

* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 9, 2019

TERRA INCOME FUND 6, INC.

By:	/s/ Vikram S. Uppal
Vikrams S. Uppal
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gregory M. Pinkus
Gregory M. Pinkus
Chief Financial Officer, Chief Operating Officer,
Treasurer and Secretary
(Principal Financial and Accounting Officer)