Form 10-Q
period 2019-09-30
Terra Income Fund 6, Inc.
filed 2019-11-13
CIK 1577134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 814-01136

Terra Income Fund 6, Inc.
(Exact name of registrant as specified in its charter)

Maryland	46-2865244
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

550 Fifth Avenue, 6th Floor
New York, New York 10036
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
Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 13, 2019, the registrant had 8,385,612 shares of common stock, $0.001 par value, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
Terra Income Fund 6, Inc.
Statements of Assets and Liabilities

	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Investments, at fair value — non-controlled (amortized cost of $26,729,034 and $23,031,840, respectively)	$27,253,080	$23,571,020
Investment through participation interest, at fair value — non-controlled (amortized cost of $42,342,109 and $55,496,493, respectively) (Note 4)	42,561,855	55,915,765
Total investments	69,814,935	79,486,785
Cash and cash equivalents	9,013,840	6,072,043
Restricted cash	1,273,444	1,300,021
Interest receivable	575,399	669,404
Prepaid expenses and other assets	48,706	69,133
Total assets	80,726,324	87,597,386
Liabilities
Obligations under participation agreements, at fair value (proceeds of $1,967,592 and $0, respectively) (Note 4)	1,983,229	—
Interest reserve and other deposits held on investments	1,273,444	1,300,021
Due to Adviser, net	541,837	593,027
Accrued expenses	275,479	375,075
Interest payable from obligations under participation agreements	20,168	—
Distributions payable	2,643	—
Other liabilities	47,519	290,244
Total liabilities	4,144,319	2,558,367
Net assets	$76,582,005	$85,039,019
Commitments and contingencies (See Note 5)
Components of net assets:
Common stock, $0.001 par value, 450,000,000 shares authorized, and 8,366,302 and 8,975,103 shares issued and outstanding, respectively	$8,366	$8,975
Capital in excess of par	76,038,228	84,566,421
Accumulated distributable net income	535,411	463,623
Net assets	$76,582,005	$85,039,019
Net asset value per share	$9.15	$9.47

See notes to unaudited financial statements.

Terra Income Fund 6, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Investment income
Interest income	$2,295,588	$2,578,296	$6,889,915	$6,861,836
Prepayment fee income	—	—	32,721	—
Other fee income	26,461	14,468	54,239	65,373
Total investment income	2,322,049	2,592,764	6,976,875	6,927,209
Operating expenses
Base management fees	390,008	427,829	1,216,998	1,291,879
Incentive fees on capital gains (1)	(18,446)	(8,778)	(44,408)	42,561
Operating expense reimbursement to Adviser (Note 4)	223,458	266,395	690,544	673,214
Servicing fees (Note 2, Note 4)	201,911	242,137	643,886	715,552
Professional fees	233,388	482,564	843,782	1,152,272
Interest expense from obligations under participation agreements (Note 4)	55,184	60,435	71,733	179,348
Marketing expenses	—	41	—	91,570
Amortization of deferred offering costs	—	—	—	114,132
Directors’ fees	18,125	27,125	70,875	83,250
Insurance expense	53,584	52,977	160,254	159,302
General and administrative expenses	10,473	13,448	104,792	33,531
Total operating expenses	1,167,685	1,564,173	3,758,456	4,536,611
Net investment income	1,154,364	1,028,591	3,218,419	2,390,598
Net change in unrealized appreciation on investments	(88,082)	(37,536)	(214,660)	228,930
Net change in unrealized (appreciation) depreciation on obligations under participation agreements	(4,149)	740	(7,384)	300
Net increase in net assets resulting from operations	$1,062,133	$991,795	$2,996,375	$2,619,828
Per common share data:
Net investment income per share	$0.13	$0.11	$0.36	$0.27
Net increase in net assets resulting from operations per share	$0.12	$0.11	$0.34	$0.29
Weighted average common shares outstanding	8,643,824	9,096,260	8,857,663	8,928,728
_______________

(1)
For the three and nine months ended September 30, 2019 and the three months ended September 30, 2018, the Company reversed $18,446, $44,408 and $8,778 of incentive fees, respectively, which were previously accrued. Incentive fees on capital gains are based on 20% of net unrealized capital gains. No incentive fees on capital gains are actually payable by the Company with respect to unrealized gains unless and until those gains are realized.

See notes to unaudited financial statements.

Terra Income Fund 6, Inc.
Statements of Changes in Net Assets
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operations
Net investment income	$1,154,364	$1,028,591	$3,218,419	$2,390,598
Net change in unrealized appreciation on investments	(88,082)	(37,536)	(214,660)	228,930
Net change in unrealized (appreciation) depreciation on obligations under participation agreements	(4,149)	740	(7,384)	300
Net increase in net assets resulting from operations	1,062,133	991,795	2,996,375	2,619,828
Stockholder distributions
Distributions from return of capital	(848,817)	(1,129,237)	(2,856,687)	(3,204,785)
Distributions from net investment income	(1,051,707)	(870,831)	(2,924,587)	(2,619,821)
Net decrease in net assets resulting from stockholder distributions	(1,900,524)	(2,000,068)	(5,781,274)	(5,824,606)
Capital share transactions
Issuance of common stock	—	—	60,000	9,711,706
Reinvestment of stockholder distributions	540,353	559,519	1,682,705	1,723,550
Selling commissions and dealer manager fees	—	—	—	(499,934)
Offering costs	—	—	(900)	—
Repurchases of common stock under stock repurchase plan	(2,960,072)	(1,618,971)	(7,413,920)	(2,928,173)
Net (decrease) increase in net assets resulting from capital share transactions	(2,419,719)	(1,059,452)	(5,672,115)	8,007,149
Net (decrease) increase in net assets	(3,258,110)	(2,067,725)	(8,457,014)	4,802,371
Net assets, at beginning of period	79,840,115	87,841,135	85,039,019	80,971,039
Net assets, at end of period	$76,582,005	$85,773,410	$76,582,005	$85,773,410

Capital share activity
Shares outstanding, at beginning of period	8,628,149	9,084,383	8,975,103	8,211,549
Shares issued from subscriptions	—	—	6,276	894,304
Shares issued from reinvestment of stockholder distributions	58,161	55,397	179,013	167,809
Shares repurchased under stock repurchase plan	(320,008)	(167,422)	(794,090)	(301,304)
Shares outstanding, at end of period	8,366,302	8,972,358	8,366,302	8,972,358

See notes to unaudited financial statements.

Terra Income Fund 6, Inc.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net increase in net assets resulting from operations	$2,996,375	$2,619,828
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized appreciation on investments	214,660	(228,930)
Net change in unrealized appreciation on obligations under participation agreements	7,384	(300)
Amortization of deferred offering costs	—	114,132
Amortization and accretion of investment-related fees, net	(368,514)	(379,080)
Amortization of discount on investments	(6,430)	(6,428)
Paid-in-kind interest, net	(66,510)	(141,682)
Purchases of investments	(13,224,154)	(23,232,200)
Repayments of investments	23,131,051	6,179,599
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable	94,005	(134,158)
Decrease in prepaid expenses and other assets	20,427	29,829
Decrease in interest reserve and other deposits held on investments	(26,577)	(1,403,084)
Decrease in due to Adviser, net	(51,190)	(94,590)
(Decrease) increase in accrued expenses	(99,596)	259,101
Decrease in directors’ fees payable	—	(5,625)
Increase (decrease) in interest payable from obligations under participation agreements	20,168	(650)
Decrease in payable for unsettled stock subscriptions	—	(328,824)
(Decrease) increase in other liabilities	(242,725)	196,219
Net cash provided by (used in) operating activities	12,398,374	(16,556,843)
Cash flows from financing activities:
Proceeds from obligations under participation agreements	1,967,592	—
Issuance of common stock	60,000	9,711,706
Payments of selling commissions and dealer manager fees	—	(530,731)
Payments of offering costs	(900)	—
Payments of stockholder distributions	(4,095,926)	(4,101,056)
Payments for repurchases of common stock under stock repurchase plan	(7,413,920)	(3,582,730)
Net cash (used in) provided by financing activities	(9,483,154)	1,497,189
Net increase (decrease) in cash, cash equivalents and restricted cash	2,915,220	(15,059,654)
Cash, cash equivalents and restricted cash, at beginning of period	7,372,064	32,327,270
Cash, cash equivalents and restricted cash, at end of period (Note 2)	$10,287,284	$17,267,616

Supplemental disclosure of cash flow information:
Interest paid on obligations under participation agreements	$43,312	$178,100
Supplemental non-cash information:
Reinvestment of stockholder distributions	$1,682,705	$1,723,550

See notes to unaudited financial statements.

Terra Income Fund 6, Inc.
Schedule of Investments (Unaudited)
September 30, 2019

Portfolio Company (1)	Collateral Location	Property Type	Coupon Rate (2)	Current Interest Rate	Exit Fee	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (3)	% of Net Assets (4)
Investments — non-controlled
Mezzanine loans:
Hertz Clinton One Mezzanine, LLC	US - MS	Office	12.00%	12.00%	0.00%	3/18/2016	1/1/2025	$2,500,000	$2,455,001	$2,701,180	3.5%
YIP Santa Maria, LLC	US - CA	Hotel	13.00%	13.00%	1.00%	11/15/2016	12/9/2019	4,500,000	4,540,634	4,545,312	5.9%
Dwight Mezz II, LLC	US - CA	Student housing	11.00%	11.00%	0.00%	5/11/2017	5/6/2027	3,000,000	3,000,000	3,100,869	4.1%
Residential X Mezz Concord, LLC and Center Associates Mezz, LLC (8)	US - DE	Multifamily	12.00%	12.00%	2.00%	8/8/2017	9/5/2020	8,810,000	8,905,829	8,972,805	11.7%
Stonewall Station Mezz LLC (5)(7)	US - NC	Hotel	Current 12.00% PIK 2.00%	14.00%	1.00%	5/31/2018	5/20/2021	4,283,450	4,278,260	4,315,218	5.6%
LD Milpitas Mezz, LP (5)(6)(9)	US - CA	Hotel	LIBOR + 10.25% (2.75% Floor)	13.00%	1.00%	6/27/2018	6/27/2021	7,870,367	7,827,570	7,932,914	10.4%
									31,007,294	31,568,298	41.2%
Preferred equity investments:
City Gardens 333 LLC (5)(7)	US - CA	Student housing	LIBOR + 9.95% (2.00% Floor)	11.97%	0.00%	4/11/2018	4/1/2021	3,809,858	3,804,520	3,811,004	5.0%
RS JZ Driggs, LLC (5)(7)	US - NY	Multifamily	12.25%	12.25%	1.00%	5/1/2018	5/1/2020	4,100,000	4,116,939	4,138,427	5.4%
Orange Grove Property Investors, LLC (5)(7)	US - CA	Condominium	LIBOR + 8.00% (4.00% Floor)	12.00%	1.00%	5/24/2018	6/1/2021	7,480,000	7,465,817	7,547,002	9.8%
NB Private Capital, LLC (5)(7)	Various	Student housing	LIBOR + 10.50% (3.50% Floor)	14.00%	1.00%	7/27/2018	7/27/2020	4,250,000	4,240,861	4,257,085	5.6%
370 Lex Part Deux, LLC (5)(7)	US - NY	Office	LIBOR + 8.25% (2.44% Floor)	10.69%	0.00%	12/17/2018	1/9/2022	16,473,320	16,415,712	16,473,320	21.5%
									36,043,849	36,226,838	47.3%
First mortgages:
TSG-Parcel 1, LLC (5)(7)	US - CA	Land	LIBOR + 10.00% (2.00% Floor)	12.02%	1.00%	7/10/2015	12/31/2019	2,000,000	2,020,000	2,019,799	2.6%
									2,020,000	2,019,799	2.6%

Total Investments — non-controlled									$69,071,143	$69,814,935	91.1%
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

(4)	Percentages are based on net assets of $76.6 million as of September 30, 2019.

(5)	Participation interest is with Terra Property Trust, Inc., a related-party real estate investment trust managed by an affiliate of the Company’s sponsor.

(6)
The loan participations from the Company do not qualify for sale accounting and therefore, these loans remain in the Schedule of Investments. See “Obligations under Participation Agreements” in Note 3 in the accompanying notes to the financial statements.

(7)	The Company acquired these investments through participation agreements. See “Participation Agreements” in Note 4 in the accompanying notes to the financial statements.

(8)	As of September 30, 2019, this investment had an unfunded commitment of $1.2 million.

(9)
On June 27, 2018, the Company entered into agreement with the borrower to provide funding commitment of up to $17.0 million. As of September 30, 2019, this investment had an unfunded commitment of $9.1 million.

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

Notes to Financial Statements (Unaudited)

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

Notes to Financial Statements (Unaudited)

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
The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s statements of assets and liabilities to the total amount shown in its statements of cash flows:

	September 30, 2019	September 30, 2018
Cash and cash equivalents	$9,013,840	$15,753,725
Restricted cash	1,273,444	1,513,891
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$10,287,284	$17,267,616
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

Notes to Financial Statements (Unaudited)

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

Notes to Financial Statements (Unaudited)

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
Income Taxes:  The Company initially elected to operate so as to qualify to be taxed as a RIC as defined under Subchapter M of the Code. Generally, a RIC is not required to pay corporate-level federal income tax on income and gains distributed to stockholders, provided that it distributes at least 90.0% of “investment company taxable income,” as defined in the Code, each year and meets specified source-of-income and asset diversification requirements. Dividends paid up to one year after the current tax year can be carried back to the prior tax year for determining the dividends paid in such tax year. For the three and nine months ended September 30, 2018, the Company distributed sufficient dividends to maintain its qualification to be taxed as a RIC.
On December 31, 2018, the Company announced its intention to change its tax election from taxation as a RIC to taxation as a REIT. The Company elected to be taxed as a REIT under the Code commencing with its short taxable year beginning October 1, 2018 and ending December 31, 2018. In order to qualify as a REIT, the Company is required, among other things, to distribute at least 90% of its REIT net taxable income to the stockholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Company is not subject to U.S. federal income taxes on income and gains distributed to the stockholders as long as certain requirements are satisfied, principally relating to the nature of income and the level of distributions, as well as other factors. If the Company fails to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal and state income taxes at regular corporate rates beginning with the year in which it fails to qualify and may be precluded from being able to elect to be treated as a REIT for the Company’s four subsequent taxable years. For the three and nine months ended September 30, 2019, the Company satisfied all the requirements for a REIT and accordingly, no provision for federal income taxes has been included in the financial statements.
The Company did not have any uncertain tax positions that met the recognition or measurement criteria under accounting for income taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its statements of operations. For the three and nine months ended September 30, 2019 and 2018, the Company did not incur any interest or penalties. Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The Company’s 2015-2019 federal tax years remain subject to examination by the Internal Revenue Service and the state department of revenue.
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
The financial statements include investments at fair value of $69.8 million and $79.5 million at September 30, 2019 and December 31, 2018, respectively, and obligations under participation agreements at fair value of $2.0 million at September 30, 2019. There were no funded obligations under participation agreements at December 31, 2018. These fair values have been determined in good faith by the Board. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments and obligations under participation agreements, and the differences could be material.
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

Notes to Financial Statements (Unaudited)

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
Note 3. Investments
The following tables show the composition of the investment portfolio, at amortized cost and fair value at September 30, 2019 and December 31, 2018, respectively (with corresponding percentage of total portfolio investments):

	September 30, 2019
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Loans	$26,729,034	38.7%	$27,253,080	39.0%
Loans through participation interest (Note 4)	42,342,109	61.3%	42,561,855	61.0%
Total	$69,071,143	100.0%	$69,814,935	100.0%

	December 31, 2018
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Loans	$23,031,840	29.3%	$23,571,020	29.7%
Loans through participation interest (Note 4)	55,496,493	70.7%	55,915,765	70.3%
Total	$78,528,333	100.0%	$79,486,785	100.0%
Obligations under Participation Agreements
The Company has elected the fair value option relating to accounting for debt obligations at their fair value for its obligations under participation agreements which arose due to partial loan sales which did not meet the criteria for sale treatment. The Company employs the same yield approach valuation methodology used for the real estate-related loan investments on the Company’s obligations under participation agreements. As of September 30, 2019, obligations under participation agreements at fair value was $2.0 million and the weighted average interest rate on the obligations under participation agreements was 13.0%. As of December 31, 2018, the Company did not have any funded obligations under participation agreements. For the nine months ended September 30, 2019, the Company sold $2.0 million of investments to affiliates through participation agreements and did not make any repayments on obligations under participation agreements. For the nine months ended September 30, 2018, the Company did not sell any investments to affiliates through participation agreements and did not make any repayments on obligations under participation agreements.
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

Notes to Financial Statements (Unaudited)

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
The following tables present fair value measurements of investments, by major class, as of September 30, 2019 and December 31, 2018, according to the fair value hierarchy:

	September 30, 2019
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Loans	$—	$—	$27,253,080	$27,253,080
Loans through participation interest	—	—	42,561,855	42,561,855
Total Investments	$—	$—	$69,814,935	$69,814,935

Obligations under participation agreements	$—	$—	$1,983,229	$1,983,229

	December 31, 2018
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Loans	$—	$—	$23,571,020	$23,571,020
Loans through participation interest	—	—	55,915,765	55,915,765
Total Investments	$—	$—	$79,486,785	$79,486,785

Obligations under participation agreements	$—	$—	$—	$—

Notes to Financial Statements (Unaudited)

Changes in Level 3 investments for the nine months ended September 30, 2019 and 2018 were as follows:

	Nine Months Ended September 30, 2019
	Loans	Loans Through Participation	Total Investments	Obligations under Participation Agreements
Balance as of January 1, 2019	$23,571,020	$55,915,765	$79,486,785	$—
Purchases of investments	7,763,542	5,460,612	13,224,154	—
Repayments of investments	(4,242,000)	(18,889,051)	(23,131,051)	—
Net change in unrealized appreciation on investments	(15,132)	(199,528)	(214,660)	—
PIK interest income, net	—	66,510	66,510	—
Amortization and accretion of investment-related fees, net	169,220	207,547	376,767	8,253
Amortization of discount and premium on investments, net	6,430	—	6,430	—
Proceeds from obligations under participation agreements	—	—	—	1,967,592
Net change in unrealized appreciation on obligations under participation agreements	—	—	—	7,384
Balance as of September 30, 2019	$27,253,080	$42,561,855	$69,814,935	$1,983,229
Net change in unrealized appreciation or depreciation for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized appreciation on investments and obligations under participation agreements	$3,272	$(156,425)	$(153,153)	$7,384

	Nine Months Ended September 30, 2018
	Loans	Loans Through Participation	Total Investments	Obligations under Participation Agreements
Balance as of January 1, 2018	$27,295,302	$27,314,411	$54,609,713	$1,807,503
Purchases of investments	5,104,200	18,128,000	23,232,200	—
Repayments of investments	(3,438,847)	(2,740,752)	(6,179,599)	—
Net change in unrealized appreciation on investments	64,261	164,669	228,930	—
PIK interest income, net	—	141,682	141,682	—
Amortization and accretion of investment-related fees, net	142,795	238,183	380,978	1,898
Amortization of discount and premium on investments, net	6,428	—	6,428	—
Net change in unrealized appreciation on obligations under participation agreements	—	—	—	(300)
Balance as of September 30, 2018	$29,174,139	$43,246,193	$72,420,332	$1,809,101
Net change in unrealized appreciation or depreciation for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized appreciation on investments and obligations under participation agreements	$64,261	$164,669	$228,930	$(300)

Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur. For the three and nine months ended September 30, 2019 and 2018, there were no transfers.

Notes to Financial Statements (Unaudited)

Significant Unobservable Inputs
The following table summarizes the significant unobservable inputs used by the Company to value the Level 3 investments as of September 30, 2019 and December 31, 2018. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

September 30, 2019
		Primary Valuation Technique	Unobservable Input	Range		Weighted
Asset Category	Fair Value			Minimum	Maximum	Average
Assets:
Loans	$27,253,080	Discounted cash flow	Discount rate	10.15%	13.22%	12.22%
Loans through participation interest	42,561,855	Discounted cash flow	Discount rate	10.69%	14.95%	12.08%
Total Level 3 Assets	$69,814,935
Liabilities:
Obligations under participation agreements	$1,983,229	Discounted cash flow	Discount rate	13.00%	13.00%	13.00%

December 31, 2018
		Primary Valuation Technique	Unobservable Input	Range		Weighted
Asset Category	Fair Value			Minimum	Maximum	Average
Assets:
Loans	$23,571,020	Discounted cash flow	Discount rate	10.15%	13.00%	11.94%
Loans through participation interest	55,915,765	Discounted cash flow	Discount rate	10.77%	14.00%	12.00%
Total Level 3 Assets	$79,486,785
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
The following table presents a summary of such fees and reimbursements in accordance with the terms of the related agreements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Amounts Included in the Statements of Operations
Base management fees	$390,008	$427,829	$1,216,998	$1,291,879
Incentive fees on capital gains (1)	(18,446)	(8,778)	(44,408)	42,561
Operating expense reimbursement to Adviser (2)	223,458	266,395	690,544	673,214
Servicing fees (3)	201,911	242,137	643,886	715,552
Commissions and dealer manager fees incurred
Commissions and dealer manager fees (4)	$—	$—	$—	$499,934
_______________

(1)
For the three and nine months ended September 30, 2019 and three months ended September 30, 2018, the Company reversed $18,446, $44,408 and $8,778 of incentive fees, respectively, which were previously accrued. Incentive fees on capital gains are based on 20% of net unrealized capital gains. No incentive fees on capital gains are actually payable by the Company with respect to unrealized gains unless and until those gains are realized.

(2)	Amounts were primarily compensation for time spent supporting the Company’s day-to-day operations.

(3)
As discussed in “Dealer Manager Agreement” below, on September 30, 2017, the Company adopted the servicing plan. The servicing fee is recorded as expense on the statements of operations in the period in which it was incurred. As of September 30,

Notes to Financial Statements (Unaudited)

2019 and December 31, 2018, unpaid servicing fees were both $0.1 million and were included in accrued expenses on the statements of assets and liabilities.

(4)
Of the amount incurred for the nine months ended September 30, 2018, $0.4 million was re-allowed to selected broker-dealers. Amount was recorded as reductions to capital in excess of par on the statements of assets and liabilities. There were no commissions and dealer manager fees incurred for the three and nine months ended September 30, 2019 and the three months ended September 30, 2018 because the Offering ended on April 20, 2018.

Due to / Due from Adviser
The Company determined that it has the right of offset on the amounts due to and due from Terra Income Advisors under the guidance in ASC Topic 210, Balance Sheet. As such, the net amount is presented as Due to Adviser, net on the statements of assets and liabilities. The following table presents a summary of Due to Adviser, net as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Due to Adviser:
Base management fee and expense reimbursement payable	$401,852	$404,622
Incentive fees on capital gains (1)	143,997	188,405
	545,849	593,027
Due from Adviser:
Reimbursable costs - other operating expense	4,012	—
Due to Adviser, net	$541,837	$593,027
_______________

(1)
Incentive fees on capital gains are based on 20% of accumulated net unrealized capital gains of $0.7 million and $1.0 million as of September 30, 2019 and December 31, 2018, respectively. No incentive fees on capital gains are actually payable by the Company with respect to unrealized gains unless and until those gains are realized.

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
Upon meeting the Minimum Offering Requirement, Terra Income Advisors is responsible for the payment of the Company’s cumulative organization and offering expenses to the extent such expenses exceed 1.5% of the gross proceeds from the Offering without recourse against or reimbursement by the Company. As a result, Terra Income Advisors paid for all organization and offering expenses in excess of 1.5% of the gross proceeds from the Offering. Based on the gross proceeds from the Offering, the Company was responsible for $1.6 million of the cumulative offering and organization costs incurred by Terra Income Advisors, all of which were reimbursed to Terra Income Advisors. For the nine months ended September 30, 2018, the Company made reimbursement payments of $0.2 million to Terra Income Advisors for offering costs incurred on behalf of the Company. For the three months ended September 30, 2018 and the three and nine months ended September 30, 2019, the Company did not make any such reimbursement payment because the Offering ended on April 20, 2018.
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

(2)
As of September 30, 2019, the Company has not reimbursed Terra Income Advisors for any Expense Support Payments because the conditions for reimbursement have not been met. Additionally, as of September 30, 2019, all of the expense reimbursement payments are no longer eligible for reimbursement because the three-year period has elapsed.

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

Notes to Financial Statements (Unaudited)

borrowings under ASC Topic 860 (see “Participation Interests” in Note 2 and “Obligations under Participation Agreements” in Note 3).
Participation interest purchased by the Company: The below tables list the investment interests participated by the Company via participation agreement (each, a “PA”) as of September 30, 2019 and December 31, 2018. In accordance with the terms of each PA, each Participant’s rights and obligations, including interest income and other income (e.g., exit fee and prepayment income) and related fees/expenses are based upon its respective pro-rata participation interest in such investments, as specified in the respective PA. The Company’s share of the investment is repayable only from the proceeds received from the related borrower/issuer of the investment, and therefore the Company is also subject to the credit risk (i.e., risk of default by the underlying borrower/issuer).
Pursuant to each PA, the affiliated fund receives and allocates the interest income and other related investment incomes in respect of the investment to the Company. The Company pays related expenses (i.e., the base management fee) directly to Terra Income Advisors.

	Participating Interests at September 30, 2019	September 30, 2019		December 31, 2018
		Principal Balance	Fair Value	Principal Balance	Fair Value
370 Lex Part Deux, LLC (1)	35.0%	$16,473,320	$16,473,320	$15,225,000	$15,225,000
Orange Grove Property Investors, LLC (1)	80.0%	7,480,000	7,547,002	6,680,000	6,733,003
Stonewall Station Mezz LLC (1)(3)	44.0%	4,283,450	4,315,218	3,761,540	3,792,025
NB Private Capital, LLC (1)	16.7%	4,250,000	4,257,085	4,250,000	4,284,030
RS JZ Driggs, LLC (1)	50.0%	4,100,000	4,138,427	2,020,675	2,037,807
City Gardens 333 LLC (1)	14.0%	3,809,858	3,811,004	2,914,245	2,914,245
TSG-Parcel 1, LLC (1)	11.1%	2,000,000	2,019,799	2,000,000	2,019,799
OHM Atlanta Owner, LLC (1)(2)	—	—	—	11,224,490	11,335,609
140 Schermerhorn Street Mezz LLC (1)(2)	—	—	—	7,500,000	7,574,247
Total		$42,396,628	$42,561,855	$55,575,950	$55,915,765
_______________

(1)	Participation held in the name of Terra Property Trust, Inc., an affiliated fund managed by a subsidiary of Terra Capital Partners.

(2)	These participations were repaid during the nine months ended September 30, 2019.

(3)	The principal amount includes PIK interest of $103,450 and $36,940 as of September 30, 2019 and December 31, 2018, respectively.
Transfers of participation interests by the Company: The following table summarizes the investments that were subject to PAs with investment partnerships affiliated with Terra Income Advisors as of September 30, 2019 and December 31, 2018:

			September 30, 2019
			Transfers treated as obligations under participation agreements
	Principal	Fair Value	% Transferred	Principal	Fair Value
LD Milpitas Mezz, LP (1)	$7,870,367	$7,932,914	25.0%	$1,967,592	$1,983,229

			December 31, 2018
			Transfers treated as obligations under participation agreements
	Principal	Fair Value	% Transferred	Principal	Fair Value
LD Milpitas Mezz, LP (1)	—	—	25.0%	—	—
_______________

(1)
On June 27, 2018, the Company entered into a participation agreement with Terra Property Trust, Inc. to sell a 25% participation interest, or $4.3 million, in a $17.0 million mezzanine loan. As of September 30, 2019, this loan had an unfunded commitment of $9.1 million.

Notes to Financial Statements (Unaudited)

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
In January 2018, the Company and Terra Property Trust, Inc. co-invested in an $8.9 million mezzanine loan that bears interest at an annual fixed rate of 12.75% and matured on March 31, 2019. In March 2019, the maturity date of the loan was extended to July 1, 2019. In June 2019, the maturity of the loan was extended to September 30, 2019. In August 2019, the loan was repaid in full. The Company’s portion of the investment was 47.19%, or $4.2 million and was reflected as investments at fair value on the statements of assets and liabilities. The Company’s rights and obligations under the loan pertained to its portion of the investment only.
Note 5. Commitments and Contingencies
In the ordinary course of business, the Company may enter into future funding commitments, which are subject to the borrower meeting certain performance-related metrics that are monitored by the Company. As of September 30, 2019 and December 31, 2018, the Company had $10.3 million and $18.2 million, respectively, of unfunded commitments. The Company expects to maintain sufficient cash on hand to fund such unfunded commitments, including matching these commitments with principal repayments on outstanding loans.
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
See Note 4. “Related Party Transactions”, for a discussion of the Company’s commitments to Terra Income Advisors.
Note 6. Income Taxes
On December 11, 2018, the Company’s Board voted to approve a change its tax election from taxation as a RIC to taxation as a REIT under Subchapter M of the Code. The Company elected to be taxed as a REIT under the Code commencing with its short taxable year beginning October 1, 2018 and ending December 31, 2018. Prior to October 1, 2018, the Company elected to operate so as to qualify to be taxed as a RIC under Subchapter M of the Code and, as such, was not subject to federal income tax on the portion of taxable income distributed to stockholders.
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

Notes to Financial Statements (Unaudited)

Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes unrealized appreciation (depreciation) on investments as investment gains and losses are not included in taxable income until they are realized.
The following table reconciles net increase in net assets resulting from operations to taxable income:

	Nine Months Ended September 30,
	2019	2018
Net increase in net assets resulting from operations	$2,996,375	$2,619,828
Net change in unrealized appreciation on investments	214,660	(228,930)
Net change in unrealized appreciation on obligations under participation agreements	7,384	(300)
Amortization of deferred offering costs	—	114,132
Incentive fees on capital gains	(44,408)	42,561
Other temporary differences (1)	(249,424)	72,530
Total taxable income	$2,924,587	$2,619,821
_______________

(1)	Other temporary differences primarily related to capitalization and amortization of transaction-related fees.
The following table reflects, for tax purposes, the estimated sources of the cash distributions that the Company has paid on its common stock:

	Nine Months Ended September 30,
	2019		2018
Source of Distribution	Distribution Amount (1)%		Distribution Amount	%
Return of capital	$2,856,687	49.4%	$3,204,785	55.0%
Net investment income	2,924,587	50.6%	2,619,821	45.0%
Distributions on a tax basis:	$5,781,274	100.0%	$5,824,606	100.0%
_______________

(1)
The Distribution Amount and Percentage reflected for the nine months ended September 30, 2019 and 2018 are estimated figures. The actual source of distributions will be calculated in connection with the filing of the Company’s tax return.

As of September 30, 2019 and December 31, 2018, the Company did not have differences between book basis and tax basis cost of investments.
Note 7. Directors’ Fees
The Company’s directors who do not serve in an executive officer capacity for the Company or Terra Income Advisors are entitled to receive annual cash retainer fees, fees for attending board and committee meetings and annual fees for serving as a committee chairperson. These directors receive an annual fee of $20,000, plus $2,500 for each board meeting attended in person, $1,000 for each board meeting attended via teleconference and $1,000 for each committee meeting attended. In addition, the chairman of the audit committee receives an annual fee of $7,500 and the chairman of each of the nominating and corporate governance and the valuation committees, and any other committee, receives an annual fee of $2,500 for their additional services. For the three months ended September 30, 2019 and 2018, the Company recorded $18,125 and $27,125 of directors’ fees expense, respectively. For the nine months ended September 30, 2019 and 2018, the Company recorded $70,875 and $83,250 of directors’ fees expense, respectively.
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

Notes to Financial Statements (Unaudited)

Note 8. Capital
The Company’s Offering ended on April 20, 2018. Since commencing the Offering and through the end of the Offering on April 20, 2018, the Company has sold 8,878,606 shares of common stock, including shares purchased by Terra Capital Partners and excluding shares sold through the DRIP, in both an initial private placement and from the Offering, for gross proceeds of $103.6 million. On January 17, 2019, the Company sold 6,276 shares of common stock at a price of $9.56 per share to an officer in a private placement. As of September 30, 2019, the Company had 8,366,302 shares of common stock outstanding.
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
The following table provides information with respect to repurchases of the Company’s common stock since the program's inception:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Maximum Number of Shares Allowed to be Repurchased
Nine Months Ended September 30, 2019:
Three Months Ended March 31, 2019	116,955	$9.47	223,679
Three Months Ended June 30, 2019 (1)	357,127	$9.37	223,679
Three Months Ended September 30, 2019 (1)	315,872	$9.25	223,679

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Maximum Number of Shares Allowed to be Repurchased
Transition Period Ended December 31, 2018:
Three Months Ended December 31, 2018	61,161	$9.56	163,674

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Maximum Number of Shares Allowed to be Repurchased
Year Ended September 30, 2018:
Three Months Ended December 31, 2017	65,456	$10.00	111,881
Three Months Ended March 31, 2018	34,980	$9.86	163,674
Three Months Ended June 30, 2018	98,903	$9.75	163,674
Three Months Ended September 30, 2018 (1)	167,421	$9.67	163,674
_______________

(1)	Shares validly tendered exceeded the maximum number of shares allowed to be repurchased, however, the Company elected to purchase all shares validly tendered.
Note 9. Net Increase in Net Assets
Income per share is computed by dividing income available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of September 30, 2019 and December 31, 2018, there were no dilutive shares.

Notes to Financial Statements (Unaudited)

The following information sets forth the computation of the weighted average net increase in net assets per share from operations for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic	2019	2018	2019	2018
Net increase in net assets resulting from operations	$1,062,133	$991,795	$2,996,375	$2,619,828
Weighted average common shares outstanding	8,643,824	9,096,260	8,857,663	8,928,728
Net increase in net assets per share resulting from operations	$0.12	$0.11	$0.34	$0.29
Note 10. Distributions
Distributions from net investment income and capital gain distributions are determined in accordance with U.S. federal income tax regulations, which differ from U.S. GAAP.
The following table reflects the Company’s distributions for the nine months ended September 30, 2019 and 2018:

Record Date	Payment Date	Per Share Per Day	Distributions Paid in Cash	Distributions Paid through the DRIP	Total Distributions Paid/Accrued
Nine Months Ended September 30, 2019
January 20, 2019	January 31, 2019	$0.002389	$463,408	$201,500	$664,908
February 20, 2019	February 28, 2019	0.002389	423,071	179,129	602,200
March 20, 2019	March 29, 2019	0.002389	472,614	195,507	668,121
April 20, 2019	April 30, 2019	0.002389	449,880	189,779	639,659
May 20, 2019	May 31, 2019	0.002389	467,067	196,200	663,267
June 20, 2019	June 28, 2019	0.002389	462,358	180,237	642,595
July 26, 2019	July 29, 2019	0.002389	454,782	184,214	638,996
August 26, 2019	August 27, 2019	0.002389	456,261	184,190	640,451
September 25, 2019	September 26, 2019	0.002389	449,128	171,949	621,077
			$4,098,569	$1,682,705	$5,781,274

Record Date	Payment Date	Per Share Per Day	Distributions Paid in Cash	Distributions Paid through the DRIP	Total Distributions Paid/Accrued
Nine Months Ended September 30, 2018
January 20, 2018	January 31, 2018	$0.002389	$409,747	$204,116	$613,863
February 20, 2018	February 27, 2018	0.002389	377,936	189,792	567,728
March 20, 2018	March 30, 2018	0.002389	450,154	210,657	660,811
April 20, 2018	April 27, 2018	0.002389	443,998	203,856	647,854
May 20, 2018	May 31, 2018	0.002389	464,061	213,512	677,573
June 20, 2018	June 29, 2018	0.002389	514,611	142,098	656,709
July 20, 2018	July 30, 2018	0.002389	525,722	147,067	672,789
August 20, 2018	August 31, 2018	0.002389	460,580	213,263	673,843
September 20, 2018	September 28, 2018	0.002389	454,247	199,189	653,436
			$4,101,056	$1,723,550	$5,824,606

Notes to Financial Statements (Unaudited)

Note 11. Financial Highlights
The following is a schedule of financial highlights for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
Per share data:
Net asset value at beginning of period	$9.47	$9.86
Results of operations (1):
Net investment income	0.36	0.27
Net change in unrealized appreciation on investments	(0.02)	0.02
Net change in unrealized appreciation on obligations under participation agreements (2)	—	—
Net increase in net assets resulting from operations	0.34	0.29
Stockholder distributions (3):
Distributions from return of capital	(0.32)	(0.36)
Distributions from net investment income	(0.33)	(0.29)
Net decrease in net assets resulting from stockholder distributions	(0.65)	(0.65)
Capital share transactions:
Other (4)	(0.01)	0.06
Net increase in net assets resulting from capital share transactions	(0.01)	0.06
Net asset value, end of period	$9.15	$9.56
Shares outstanding at end of period	8,366,302	8,972,358
Total return (5)	3.54%	3.29%
Ratio/Supplemental data:
Net assets, end of period	$76,582,005	$87,841,135
Ratio of net investment income to average net assets (6)	5.28%	3.75%
Ratio of operating expenses to average net assets (6)(7)	6.20%	7.07%
Portfolio turnover	18.91%	9.64%
_______________

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

(2)	The impact on net asset value was less than $(0.005) for both the nine months ended September 30, 2019 and 2018.

(3)	The per share data for distributions reflects the actual amount of distributions declared per share during the period.

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

(7)
Excluding the reversal of previously accrued incentive fees on capital gains for the nine months ended September 30, 2019 and the incentive fees on capital gains for the nine months ended September 30, 2018, the ratio of operating expenses to average net assets is 6.26% and 7.02%, respectively.

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
On February 8, 2018, a pooled investment vehicle advised by Axar Capital Management L.P. (“Axar”) entered into an investment agreement with Terra Capital Partners and its affiliates pursuant to which Axar acquired from the respective owners thereof a 65.7% economic and voting interest in Terra Capital Partners and an initial 49% economic interest, but no voting interest, in Terra Income Advisors. On November 30, 2018, Axar purchased the remaining 34.3% economic interest in Terra Capital Partners (such transactions, together, the “Axar Transaction”). On April 25, 2019, we held our annual meeting of stockholders, at which time a new Investment Advisory Agreement was approved by the affirmative vote of a majority of the outstanding shares of common stock entitled to vote at the annual meeting. Accordingly, on April 30, 2019, Axar acquired the remaining 51% economic interest and 100% of the voting interest in Terra Income Advisors and we and Terra Income Advisors entered into a new Investment Advisory Agreement. Such new Investment Advisory Agreement has the same economic terms and is in all material respects otherwise on the same terms as the Investment Advisory Agreement in effect immediately prior to April 30, 2019, except for the date of the agreement.
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

	September 30, 2019
	Gross Investments		Transfers Treated as Obligations Under Participation Agreements		Net Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair value
370 Lex Part Deux, LLC	$16,415,712	$16,473,320	$—	$—	$16,415,712	$16,473,320
Residential X Mezz Concord LLC and Center Associates Mezz LLC	8,905,829	8,972,805	—	—	8,905,829	8,972,805
Orange Grove Property Investors, LLC	7,465,817	7,547,002	—	—	7,465,817	7,547,002
YIP Santa Maria LLC	4,540,634	4,545,312	—	—	4,540,634	4,545,312
Stonewall Station Mezz LLC	4,278,260	4,315,218	—	—	4,278,260	4,315,218
NB Private Capital, LLC	4,240,861	4,257,085	—	—	4,240,861	4,257,085
RS JZ Driggs, LLC	4,116,939	4,138,427	—	—	4,116,939	4,138,427
City Gardens 333 LLC	3,804,520	3,811,004	—	—	3,804,520	3,811,004
Dwight Mezz II LLC	3,000,000	3,100,869	—	—	3,000,000	3,100,869
LD Milpitas Mezz, LP	7,827,570	7,932,914	1,967,592	1,983,229	5,859,978	5,949,685
Hertz Clinton One Mezzanine, LLC	2,455,001	2,701,180	—	—	2,455,001	2,701,180
TSG-Parcel 1, LLC	2,020,000	2,019,799	—	—	2,020,000	2,019,799
	$69,071,143	$69,814,935	$1,967,592	$1,983,229	$67,103,551	$67,831,706

	December 31, 2018
	Gross Investments		Transfers Treated as Obligations Under Participation Agreements		Net Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair value
370 Lex Part Deux, LLC	$15,148,875	$15,225,000	$—	$—	$15,148,875	$15,225,000
OHM Atlanta Owner, LLC	11,336,735	11,335,609	—	—	11,336,735	11,335,609
Residential X Mezz Concord LLC and Center Associates Mezz LLC	8,841,641	8,956,203	—	—	8,841,641	8,956,203
140 Schermerhorn Street Mezz LLC	7,530,018	7,574,247	—	—	7,530,018	7,574,247
Orange Grove Property Investors, LLC	6,625,110	6,733,003	—	—	6,625,110	6,733,003
YIP Santa Maria LLC	4,518,478	4,544,512	—	—	4,518,478	4,544,512
221 W. 17th Street Owner, LLC	4,223,149	4,241,552	—	—	4,223,149	4,241,552
NB Private Capital, LLC	4,212,203	4,284,030	—	—	4,212,203	4,284,030
Stonewall Station Mezz LLC	3,734,904	3,792,025	—	—	3,734,904	3,792,025
Dwight Mezz II LLC	3,000,000	3,106,630	—	—	3,000,000	3,106,630
City Gardens 333 LLC	2,888,629	2,914,245	—	—	2,888,629	2,914,245
Hertz Clinton One Mezzanine, LLC	2,448,572	2,722,123	—	—	2,448,572	2,722,123
TSG-Parcel 1, LLC	2,020,000	2,019,799	—	—	2,020,000	2,019,799
RS JZ Driggs, LLC	2,000,019	2,037,807	—	—	2,000,019	2,037,807
LD Milpitas Mezz, LP	—	—	—	—	—	—
	$78,528,333	$79,486,785	$—	$—	$78,528,333	$79,486,785

	Three Months Ended September 30,
	2019		2018
	Weighted Average Principal Amount	Weighted Average Coupon Rate	Weighted Average Principal Amount	Weighted Average Coupon Rate
Gross investments	$68,097,232	12.1%	$72,686,130	12.6%
Obligations under participation agreements	(1,487,989)	13.0%	(1,800,000)	13.0%
Net investments (1)	$66,609,243	12.1%	$70,886,130	12.6%

	Nine Months Ended September 30,
	2019		2018
	Weighted Average Principal Amount	Weighted Average Coupon Rate	Weighted Average Principal Amount	Weighted Average Coupon Rate
Gross investments	$66,210,876	12.0%	$64,743,002	12.6%
Obligations under participation agreements	(643,918)	13.0%	(1,800,000)	13.0%
Net investments (1)	$65,566,958	12.0%	$62,943,002	12.6%
_______________

(1)
The weighted average coupon rate for net investments represents net interest income over the period calculated using the weighted average coupon rate and weighted average principal amount shown on the table (interest income on the investments less interest expense) divided by the weighted average principal amount of the net investments during the period.

Portfolio Investment Activity
For the three months ended September 30, 2019 and 2018, we invested $6.0 million and $7.9 million in add-on loans, respectively, and had $4.2 million and $6.2 million of repayments, respectively, resulting in net investments of $1.8 million and $1.7 million, respectively.

For the nine months ended September 30, 2019 and 2018, we invested $13.2 million and $23.2 million in add-on loans, respectively, and had $23.1 million and $0.1 million of repayments, respectively, resulting in net repayments of $9.9 million and net investments of $17.1 million, respectively.
Our portfolio composition, based on fair value at September 30, 2019 and December 31, 2018, was as follows:

	September 30, 2019			December 31, 2018
	Investments at Fair Value	Percentage of Total Portfolio	Weighted Average Coupon Rate (1)	Investments at Fair Value	Percentage of Total Portfolio	Weighted Average Coupon Rate (1)
Loans	$27,253,080	39.0%	12.4%	$23,571,020	29.7%	12.2%
Loans through participation interest	42,561,855	61.0%	11.9%	55,915,765	70.3%	12.0%
Total	$69,814,935	100.0%	12.1%	$79,486,785	100.0%	12.1%
_______________

(1)	Based upon the principal value of our debt investments.
The following table shows the portfolio composition by property type grouping based on fair value at September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Office	$19,174,500	27.5%	$17,947,123	22.6%
Hotel	16,793,444	24.1%	15,910,784	20.0%
Multifamily	13,111,232	18.8%	10,994,010	13.8%
Student housing	11,168,958	15.9%	10,304,905	13.0%
Condominium	7,547,002	10.8%	10,974,555	13.8%
Land	2,019,799	2.9%	13,355,408	16.8%
Total	$69,814,935	100.0%	$79,486,785	100.0%
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
As of September 30, 2019, obligations under participation agreements at fair value was $2.0 million and the weighted average interest rate on the obligations under participation agreements was 13.0%. As of December 31, 2018, we did not have any funded obligations under participation agreements. For the nine months ended September 30, 2019, we sold $2.0 million of investments to affiliates through participation agreements and did not make any repayments on obligations under participation agreements. For the nine months ended September 30, 2018, we did not sell any investments to affiliates through participation agreements and did not make any repayments on obligations under participation agreements.
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

Operating results for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Total investment income	$2,322,049	$2,592,764	$(270,715)	$6,976,875	$6,927,209	$49,666
Total operating expenses	1,167,685	1,564,173	(396,488)	3,758,456	4,536,611	(778,155)
Net investment income	1,154,364	1,028,591	125,773	3,218,419	2,390,598	827,821
Net change in unrealized appreciation on investments	(88,082)	(37,536)	(50,546)	(214,660)	228,930	(443,590)
Net change in unrealized appreciation on obligations under participation agreements	(4,149)	740	(4,889)	(7,384)	300	(7,684)
Net increase in net assets resulting from operations	$1,062,133	$991,795	$70,338	$2,996,375	$2,619,828	$376,547
Investment Income
The composition of our investment income for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Interest income	$2,295,588	$2,578,296	$(282,708)	$6,889,915	$6,861,836	$28,079
Prepayment fee income	—	—	—	32,721	—	32,721
Other fee income	26,461	14,468	11,993	54,239	65,373	(11,134)
Total investment income	$2,322,049	$2,592,764	$(270,715)	$6,976,875	$6,927,209	$49,666
Interest Income
For the three months ended September 30, 2019 as compared to the same period in 2018, interest income decreased by $0.3 million, primarily due to a decrease in the weighted average coupon rate on our investments and a lower weighted average principal balance. For the three months ended September 30, 2019, the weighted average coupon rate of our investment portfolio decreased to 12.1% from 12.6% for the same period in 2018 while the weighted average principal balance of our investment portfolio decreased to $68.1 million from an average of $72.7 million for the same period in 2018. The decrease in weighted average coupon rate was due to new investments having lower coupon rates than those of the investments that were repaid and the decrease in weighted average principal balance was due to higher volume of repayments of investments than new investments made.
For the nine months ended September 30, 2019 as compared to the same period in 2018, interest income increased by $0.03 million, primarily due to an increase in extension and disposition fees of $0.09 million and an increase in interest income on cash of $0.07 million, partially offset by a decrease in contractual interest income of $0.13 million. The decrease in contractual interest income was primarily due to a decrease in the weighted average coupon rate, partially offset by higher weighted average principal balance on our investments. The increase in extension and disposition fees was due to higher volume of investments extended and repaid and the increase in interest income on cash was due to higher cash balance in the current period as compared to the same period in 2018. For the nine months ended September 30, 2019, the weighted average principal balance of our investment portfolio increased to an average of $66.2 million from an average of $64.7 million for the same period in 2018, and the weighted average coupon rate of our investment portfolio decreased to 12.0% from 12.6% for the same period in 2018. The increase in weighted average principal balance was due to higher volume of new investments made than repayments of investments. The decrease in weighted average coupon rate was due to investments having lower coupon rates than those of the investments that were repaid.
Prepayment Fee Income
Prepayment fee income represents prepayment fees charged to borrowers for the early repayment of loans.
For the three months ended September 30, 2019 and 2018 and the nine months ended September 30, 2018, there was no prepayment fee income received. For the nine months ended September 30, 2019, we received a prepayment fee income of $32,721 on the early repayment of a loan.

Operating Expenses
The composition of our operating expenses for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Base management fees	$390,008	$427,829	$(37,821)	$1,216,998	$1,291,879	$(74,881)
Incentive fees on capital gains	(18,446)	(8,778)	(9,668)	(44,408)	42,561	(86,969)
Operating expense reimbursement to Adviser	223,458	266,395	(42,937)	690,544	673,214	17,330
Servicing fees	201,911	242,137	(40,226)	643,886	715,552	(71,666)
Professional fees	233,388	482,564	(249,176)	843,782	1,152,272	(308,490)
Interest expense from obligations under participation agreements	55,184	60,435	(5,251)	71,733	179,348	(107,615)
Marketing expenses	—	41	(41)	—	91,570	(91,570)
Amortization of deferred offering costs	—	—	—	—	114,132	(114,132)
Directors’ fees	18,125	27,125	(9,000)	70,875	83,250	(12,375)
Insurance expense	53,584	52,977	607	160,254	159,302	952
General and administrative expenses	10,473	13,448	(2,975)	104,792	33,531	71,261
Total operating expenses	$1,167,685	$1,564,173	$(396,488)	$3,758,456	$4,536,611	$(778,155)
For the three and nine months September 30, 2019 as compared to the same periods in 2018, total operating expenses decreased by $0.4 million and $0.8 million, respectively. The reasons for the changes are stated below.
Base Management Fees
Under the Investment Advisory Agreement, we pay Terra Income Advisors a base management fee, which is calculated at an annual rate of 2.0% of our average gross assets.
For the three and nine months ended September 30, 2019 as compared to the same periods in 2018, base management fees decreased by $0.04 million and $0.07 million, respectively, due to a decrease in our gross assets.
Operating Expense Reimbursed to Adviser
Under the Investment Advisory Agreement, we reimburse Terra Income Advisors for operating expenses incurred in connection with administrative services provided to us, including compensation to administrative personnel.
For the three months ended September 30, 2019 as compared to the same period in 2018, operating expense reimbursed to adviser decreased by $0.04 million, primarily due to a decrease in our allocation ratio as a result of our Offering having ended in April 2018 while other affiliated funds raised additional capital.
For the nine months ended September 30, 2019 as compared to the same period in 2018, operating expense reimbursed to Adviser increased by $0.02 million.
Servicing fees
On September 30, 2017, we adopted the servicing plan (the “Servicing Plan”) pursuant to which we pay Terra Capital Markets, LLC (“Terra Capital Markets”), an affiliate of Terra Income Advisors and the dealer manager of the Offering, a servicing fee at an annual rate of 1.125% of the most recently published NAV per share of our common stock, excluding shares sold through our distribution reinvestment plan, in exchange for providing stockholder-related administrative support services. With respect to each share sold, the servicing fee is payable annually on the anniversary of the applicable month of purchase.
For the three and nine months ended September 30, 2019 as compared to the same periods in 2018, servicing fees decreased by $0.04 million and $0.07 million, respectively, due to a decrease in our NAV.

Professional fees
For the three and nine months ended September 30, 2019 as compared to the same periods in 2018, professional fees decreased by $0.2 million and $0.3 million, respectively, primarily due to additional legal fees incurred in connection with the filing of our preliminary proxy statement in 2018.
Interest Expense from Obligations under Participation Agreements
For the three and nine months ended September 30, 2019 as compared to the same periods in 2018, interest expense from obligations under participation agreements decreased by $0.01 million and $0.1 million, respectively, primarily due to a decrease in the weighted average principal balance on obligations under participation agreements. For the three and nine months ended September 30, 2019, the weighted average principal balance on obligations under participation agreements decreased to $1.5 million and $0.6 million, respectively, from an average principal balance of $1.8 million for both comparable periods in 2018. The decrease in weighted average principal balance on obligations under participation agreements was due to higher repayment amounts than proceeds from obligations under participation agreements.
Marketing Expenses
For the three and nine months ended September 30, 2019, we did not recognize any marketing expenses, compared to the recognition of less than $0.1 million and $0.1 million of marketing expense for the same periods in 2018, respectively, primarily due to the ending of the Offering on April 20, 2018.
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

For the three and nine months ended September 30, 2019 and the three months ended September 30, 2018, we did not record any amortization of deferred offering costs because the Offering ended on April 20, 2018. For the nine months ended September 30, 2018, amortization of deferred offering costs was $0.1 million, primarily related to the write off of the unamortized offering costs in connection with the ending of the Offering on April 20, 2018.
General and Administrative Expenses
For the three months ended September 30, 2019 as compared to the same period in 2018, general and administrative expenses were substantially the same. For the nine months ended September 30, 2019 as compared to the same period in 2018, general and administrative expenses increased by $0.1 million, primarily due to fees incurred in connection with the 2019 annual meeting of stockholders. Due to the Axar Transaction, we did not have an annual meeting of stockholders last year.
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
For the three and nine months ended September 30, 2019, we recognized a decrease in unrealized appreciation on investments of $0.1 million and $0.2 million, respectively, compared to a decrease in unrealized appreciation on investments of $0.04 million for the three months ended September 30, 2018 and an increase in unrealized appreciation on investments of $0.2 million for the nine months ended September 30, 2018. The decrease in unrealized appreciation on investments for the current periods was due to several loans approaching maturity in the current period, of which three were settled at par. The increase in unrealized appreciation on investments for the nine months ended September 30, 2018 was due to new investments made in 2018 with higher fair values than the corresponding costs.
Net Increase in Net Assets Resulting from Operations
For the three months ended September 30, 2019 and 2018, we recorded a net increase in net assets resulting from operations of $1.1 million and $1.0 million, respectively. Based on the weighted average shares of common stock outstanding, our per share net increase in net assets resulting from operations was $0.12 and $0.11, respectively.
For the nine months ended September 30, 2019 and 2018, we recorded a net increase in net assets resulting from operations of $3.0 million and $2.6 million, respectively. Based on the weighted average shares of common stock outstanding, our per share net increase in net assets resulting from operations was $0.34 and $0.29, respectively.

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
We may borrow funds to make investments to the extent we determine that leveraging our portfolio would be appropriate. We have not decided whether, and to what extent, we will finance portfolio investments using debt or the specific form that any such financing would take. Accordingly, we cannot predict with certainty what terms any such financing would have or the costs we would incur in connection with any such arrangement. We currently do not anticipate issuing any preferred stock; however, our charter authorizes us the ability to do so.
We do not have any material commitments for capital resources as of the end of the last fiscal year. We are not aware of any known trends in our capital recourses or any material changes in the mix and relative cost of such recourses.
Cash Flows for the Nine Months Ended September 30, 2019
Operating Activities — For the nine months ended September 30, 2019, net cash provided by operating activities was $12.4 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, repayments and sales of portfolio investments, among other factors. Cash flows provided by operating activities for the nine months ended September 30, 2019 were primarily repayments of investments of $23.1 million, partially offset by purchases of investments of $13.2 million.
Financing Activities — For the nine months ended September 30, 2019, net cash used in financing activities was $9.5 million, primarily related to payments for repurchases of common stock under stock repurchase plan of $7.4 million and distributions paid to stockholders of $4.1 million, partially offset by proceeds from obligations under participation agreements of $2.0 million.
Cash Flows for the Nine Months Ended September 30, 2018
Operating Activities — For the nine months ended September 30, 2018, net cash used in operating activities was $16.6 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, repayments and sales of portfolio investments, among other factors. Cash flows used in operating activities for the nine months ended September 30, 2018 were primarily purchases of investments totaling $23.2 million, partially offset by repayments of investments of $6.2 million.
Financing Activities — For the nine months ended September 30, 2018, net cash provided by financing activities was $1.5 million, primarily related to proceeds from the issuance of common stock of $9.7 million, partially offset by distributions paid to stockholders of $4.1 million, payments for repurchases of common stock under stock repurchase plan of $3.6 million and payments of selling commissions and dealer manager fees of $0.5 million.
REIT Status and Distributions
We elected to be taxed as a REIT under the Code commencing with our short taxable year beginning October 1, 2018 and ending December 31, 2018. In order to qualify as a REIT, we are required, among other things, to distribute at least 90% of our REIT net taxable income to the stockholders and meet certain tests regarding the nature of our income and assets. As long as the distributions are declared by the later of the fifteenth day of the ninth month following the close of the taxable year or the due date of the tax return, including extensions, distributions paid up to one year after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We are also subject to nondeductible federal excise taxes if we do not distribute at least 85.0% of our ordinary income, 95.0% of our capital gain net income, if any, and any recognized and undistributed income from prior years on which we paid no federal income taxes. For the nine months ended September 30, 2019, we have made sufficient distributions to our stockholders to qualify to be taxed as a REIT and to preclude the imposition of either U.S. federal corporate income or excise taxation.
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
Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the statements of operations. For the three and nine months ended September 30, 2019 and 2018, we did not incur any interest or penalties.
Contractual Obligations
We have entered into certain contracts under which we have material future commitments. On April 20, 2015, we entered into the Investment Advisory Agreement with Terra Income Advisors in accordance with the 1940 Act. The Investment Advisory Agreement became effective on June 24, 2015, the date that we met the Minimum Offering Requirement. Terra Income Advisors serves as our investment adviser in accordance with the terms of the Investment Advisory Agreement. Payments under the Investment Advisory Agreement in each reporting period consist of (i) a base management fee equal to a percentage of the value of our average gross assets and (ii) an incentive fee based on our performance. Terra Income Advisors is reimbursed for allocated administrative expenses incurred on our behalf. For the three months ended September 30, 2019 and 2018, we incurred $0.4 million and $0.4 million in base management fee under the Investment Advisory Agreement, respectively. For the nine months ended September 30, 2019 and 2018, we incurred $1.2 million and $1.3 million in base management fee under the Investment Advisory Agreement, respectively. For the three and nine months ended September 30, 2019 and the three months ended September 30, 2018, we reversed the previously accrued incentive fees on capital gains of $18,446, $44,408 and $8,778, respectively, based on net unrealized capital losses of $92,231, $222,044 and $36,796, respectively. For the nine months ended September 30, 2018, we accrued incentive fees on capital gains of $42,561, based on net unrealized capital gains of $229,230. No incentive fees on capital gains are actually payable by us with respect to unrealized gains unless and until those gains are realized. For the three months ended September 30, 2019 and 2018, we incurred $0.2 million and $0.3 million in allocated administrative expenses reimbursable to Terra Income Advisors. For the nine months ended September 30, 2019 and 2018, we incurred $0.7 million and $0.7 million in allocated administrative expenses reimbursable to Terra Income Advisors.
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
On September 30, 2017, we adopted the Servicing Plan. Pursuant to the Servicing Plan, Terra Capital Markets receives a servicing fee at an annual rate of 1.125% of the most recently published net asset value per share of our common stock, excluding shares sold through the DRIP, in exchange for providing certain administrative support services. With respect to each share sold, the servicing fee will be payable annually on the anniversary of the applicable month of purchase. Terra Capital Markets, in its discretion, may re-allow a portion of such servicing fee to participating dealers for performing certain administrative support services. The Servicing Plan will remain in effect for so long as such continuance is approved quarterly by the Board, including a majority of our directors who are not “interested persons” as defined in the 1940 Act and who have no direct or indirect financial interest in the operation of the Servicing Plan or in any agreements entered into in connection therewith. In addition, the Board will review all payments made pursuant to the Servicing Plan at least quarterly. We will no longer incur the annual servicing fee upon the earlier of (i) the aggregate underwriting compensation from all sources, including selling commissions, dealer manager fees, broker-dealer fees, and servicing fees would exceed 10% of the gross proceeds in the Offering, (ii) with respect to a specific share, the date that such share is redeemed or is no longer outstanding, and (iii) the date, if any, upon which a liquidity event occurs.
For the three and nine months ended September 30, 2019 and the three months ended September 30, 2018, we did not incur any broker-dealer commissions and fees because the Offering ended on April 20, 2018. For the nine months ended September 30, 2018, we incurred $0.5 million of broker-dealer commissions and fees, and of this amount, $0.4 million were re-allowed to selected broker-dealers. For the three months ended September 30, 2019 and 2018, we recorded servicing fees of $0.2 million and $0.2 million, respectively. For the nine months ended September 30, 2019 and 2018, we recorded servicing fees of $0.6 million and $0.7 million, respectively. As of both September 30, 2019 and December 31, 2018, unpaid servicing fees were $0.1 million and were included in accrued expenses on the statements of assets and liabilities.
Certain of our loans provide for commitments to fund the borrower at a future date. As of September 30, 2019, we had two loans with total funding commitments of $27.0 million, of which we funded $16.7 million. We expect to fund either directly or in combination with an affiliate $10.3 million in the next twelve months.
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
Terra Income Advisors has funded our offering costs and organization costs. Terra Income Advisors is responsible for the payment of our cumulative organization and offering expenses to the extent such expenses exceed 1.5% of the gross proceeds from the Offering, without recourse against or reimbursement by us. As a result, Terra Income Advisors bears all organization and offering expenses in excess of 1.5% of the gross proceeds from the Offering. Through the end of the Offering on April 20, 2018, Terra Income Advisors funded offering costs and organization costs in the amount of $3.6 million. Based on the gross proceeds from the Offering, we were obligated to reimburse Terra Income Advisors $1.6 million of the cumulative offering costs and organizations incurred, all of which were reimbursed. For the nine months ended September 30, 2018, we made reimbursement payments of $0.2 million to Terra Income Advisors for offering costs incurred on our behalf. For the three and nine months ended September 30, 2019 and the three months ended September 30, 2018, we did not make any such reimbursement payment because the Offering ended on April 20, 2018.
We previously retained Terra Capital Markets to serve as the dealer manager of the Offering. As a dealer manager, Terra Capital Markets was entitled to receive selling commissions, broker-dealer fees and dealer manager fees in connection with the sale of shares of our common stock in the Offering, all or a portion of which may be re-allowed to selected broker-dealers. On September 30, 2017, we adopted the Servicing Plan. For the three and nine months end September 30, 2019 and three months ended September 30, 2018, we did not incur any broker-dealer commissions and fees because the Offering ended on April 20, 2018. For the nine months end September 30, 2018, we incurred $0.5 million of broker-dealer commissions and fees, and of this amount, $0.4 million were re-allowed to selected broker-dealers. For the three months ended September 30, 2019 and 2018, we recorded servicing fees of $0.2 million and $0.2 million, respectively. For the nine months ended September 30, 2019 and 2018, we recorded servicing fees of $0.6 million and $0.7 million, respectively. As of both September 30, 2019 and December 31, 2018, unpaid servicing fees were $0.1 million and were included in accrued expenses on the statements of assets and liabilities.
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
As of September 30, 2019, we had six investments with an aggregate principal balance of $41.9 million that provides for interest income indexed to London Interbank Offered Rate (“LIBOR”), all of which are subject to a LIBOR floor (see “Item 1. Financial Statements — Schedule of Investments”). A decrease of 1% in LIBOR would have an immaterial impact on our annual interest income because the interest rates are protected by a LIBOR floor in the respective loan agreements. An increase of 1% in LIBOR would increase our annual interest income by $0.2 million.
We may hedge against interest rate and currency exchange rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts, subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. For the three and nine months ended September 30, 2019 and 2018, we did not engage in interest rate hedging activities.
In addition, we may have risks regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Valuation of Investments.”
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
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
The following table provides information concerning our repurchases of shares of our common stock pursuant to our share repurchase program during the three months ended September 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
July 1 to July 31, 2019	—	$—	—
August 1 to August 31, 2019	—	—	—
September 1 to September 30, 2019 (1)	315,872	9.25	223,679
Total	315,872	$9.25	223,679
_______________

(1)	Shares validly tendered exceeded the maximum number of shares allowed to be repurchased, however, the Company elected to purchase all shares validly tendered.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
The following disclosure would have otherwise been filed in a Current Report on Form 8-K under the heading “Item 5.02. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers”:
Appointment of Chairman of the Board
On November 12, 2019, Bruce D. Batkin notified the board of directors (the “Board”) of Terra Income Fund 6, Inc. (the “Company”) of his resignation as a director and Chairman of the Board, effective immediately. Mr. Batkin’s resignation did not involve a disagreement with the Company or any matter relating to the Company’s operations, policies or practices.
On November 12, 2019, the Board elected Vikram S. Uppal, the Chief Executive Officer of the Company, to fill the vacancy on the Board and appointed Mr. Uppal as Chairman of the Board, effective immediately. Mr. Uppal will serve as a Class II director of the Board and Chairman of the Board until the 2020 annual meeting of stockholders of the Company and until his successor is elected and duly qualified. The election of Mr. Uppal to the Board was not made pursuant to any arrangement or understanding between her and any other person. Biographical information with respect to Mr. Uppal is set forth below:
Vikram S. Uppal, 35, has served as the Chief Executive Officer of the Company and the Adviser since April 2019, and the Chief Executive Officer of Terra Capital Partners, LLC (“Terra Capital Partners”) since December 2018. Mr. Uppal has also served as a director of Terra Property Trust, Inc. (“TPT”) and Terra REIT Advisors, LLC (“Terra REIT Advisors”) since February 8, 2018 and as Chief Executive Officer of TPT and Terra REIT Advisors since December 1, 2018. Prior to joining Terra Capital Partners, Mr. Uppal was a Partner and Head of Real Estate at Axar Capital Management L.P. (“Axar”) since 2016. Prior to Axar, Mr. Uppal was a Managing Director on the Investment Team at Fortress Investment Group’s Credit and Real Estate Funds from 2015 to 2016. From 2012 to 2015, Mr. Uppal worked at Mount Kellett Capital Management, a private investment organization, where he served as Co-Head of North American Real Estate Investments. Mr. Uppal holds a B.S. from the University of St. Thomas and a M.S. from Columbia University.
Appointment of Officer
On November 12, 2019, Stephen H. Hamrick notified the Board of his resignation as President of the Company, effective immediately. Mr. Hamrick’s resignation did not involve a disagreement with the Company or any matter relating to the Company’s operations, policies or practices.
On November 12, 2019, the Board appointed Vikram S. Uppal to serve as President of the Company, effective immediately. The appointment of Mr. Uppal was not made pursuant to any arrangement or understanding between Mr. Uppal and any other person. Mr. Uppal does not have any direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K. In addition, there are no family relationships between Mr. Uppal and any of the Company’s executive officers or directors required to be disclosed pursuant to Item 401(d) of Regulation S-K. Biographical information with respect to Mr. Uppal is set forth above.
The following disclosure, provided at our option, would have otherwise been filed in a Current Report on Form 8-K under the heading “Item 8.01. Other Events”:
On November 12, 2019, Michael S. Cardello notified the Board of his resignations as Chief Compliance Officer of the Company, effective immediately. Mr. Cardello’s resignation did not involve a disagreement with the Company or any matter relating to the Company’s operations, policies or practices.
On November 12, 2019, the Board appointed Bernadette Murphy of Vigilant Compliance, LLC (“Vigilant”) to serve as Chief Compliance Officer of the Company, effective immediately, pursuant to a services agreement between the Company and Vigilant.

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
Date: November 13, 2019

TERRA INCOME FUND 6, INC.

By:	/s/ Vikram S. Uppal
Vikram S. Uppal
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Gregory M. Pinkus
Gregory M. Pinkus
Chief Financial Officer, Chief Operating Officer,
Treasurer and Secretary
(Principal Financial and Accounting Officer)