Form 10-K
period 2019-12-31
Terra Income Fund 6, Inc.
filed 2020-02-21
CIK 1577134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019

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
None
Securities registered pursuant to Section 12(g) of the Act:
Common stock, $0.001 par value
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☐
Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of February 21, 2020, the registrant had 8,252,073 shares of common stock, $0.001 par value, outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the date of this document.

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

•
actual and potential conflicts of interest with any of the following affiliated entities: Terra Income Advisors, LLC, our investment adviser; Terra Capital Partners, LLC, our sponsor; Terra REIT Advisors, LLC, a subsidiary of Terra Capital Partners, LLC; Terra Fund Advisors, LLC, an affiliate of Terra Capital Partners, LLC; Terra Secured Income Fund, LLC; Terra Secured Income Fund 2, LLC; Terra Secured Income Fund 3, LLC; Terra Secured Income Fund 4, LLC; Terra Secured Income Fund 5, LLC; Terra Secured Income Fund 5 International; Terra Income Fund International; Terra Secured Income Fund 7, LLC; Terra Property Trust, Inc., a subsidiary of Terra Secured Income Fund 5, LLC; Terra Property Trust 2, Inc., a subsidiary of Terra Secured Income Fund 7, LLC; Terra International Fund 3, L.P.; Terra International Fund 3 REIT, LLC, a subsidiary of Terra International Fund 3, L.P.; Terra Capital Advisors, LLC; Terra Capital Advisors 2, LLC; Terra Income Advisors 2, LLC; or any of their affiliates;

•	the dependence of our future success on the general economy and its effect on our investments;

•	our use of financial leverage;

•	the ability of Terra Income Advisors, LLC to locate suitable investments for us and to monitor and administer our investments;

•	the ability of Terra Income Advisors, LLC or its affiliates to attract and retain highly talented professionals;

•
our ability to elect to be taxed as, and maintain thereafter, our qualification as a real estate investment trust under the Internal Revenue Code of 1986, as amended and as a business development company under the Investment Company Act of 1940;

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

ii

•	changes in the economy;

•	risks associated with possible disruption in our operations or the economy generally due to terrorism or natural disasters; and

•	future changes in laws or regulations and conditions in our operating areas.
We have based the forward-looking statements included in this Annual Report on Form 10-K on information available to us on the date of this Annual Report on Form 10-K. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. Stockholders are advised to consult any additional disclosures that we may make directly to stockholders or through reports that we may file in the future with the Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements and projections contained in this Annual Report on Form 10-K are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

iii

PART I
Item 1. Business.
Formation of Our Company
We are a Maryland corporation, formed on May 15, 2013 and commenced operations on June 24, 2015. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We are an externally managed, non-diversified, closed-end management investment company that initially elected to be taxed for federal income tax purposes beginning with our taxable year ended September 30, 2015, and qualified annually thereafter, as a regulated investment company (“RIC”). On December 31, 2018, we changed our tax election from taxation as a RIC to taxation as a real estate investment trust (“REIT”). The REIT tax election allows us to benefit from the preferential tax treatment afforded to both RICs and REITs, without us being subject to RIC-specific diversification restrictions. We elected to be taxed as a REIT under the Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) commencing with our short taxable year beginning October 1, 2018 and ending December 31, 2018. Concurrent with the change in our tax election, we changed our fiscal year end from September 30 to December 31 to satisfy the REIT requirements under the Code.
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
On February 8, 2018, a pooled investment vehicle advised by Axar Capital Management L.P. (“Axar”) entered into an investment agreement with Terra Capital Partners and its affiliates pursuant to which Axar acquired from the respective owners thereof a 65.7% economic and voting interest in Terra Capital Partners and an initial 49% economic interest, but no voting interest, in Terra Income Advisors. On November 30, 2018, Axar purchased the remaining 34.3% economic and voting interest in Terra Capital Partners. On April 25, 2019, we held our annual meeting of stockholders, at which time a new investment advisory agreement (the “Investment Advisory Agreement”) was approved by the affirmative vote of a majority of the outstanding shares of common stock entitled to vote at the annual meeting. Accordingly, on April 30, 2019, Axar acquired the remaining 51% economic interest and 100% of the voting interest in Terra Income Advisors, and we and Terra Income Advisors entered into a new Investment Advisory Agreement. Such new Investment Advisory Agreement has the same economic terms and is in all material respects otherwise on the same terms as the Investment Advisory Agreement in effect immediately prior to April 30, 2019, except for the date of the agreement. Pursuant to Section 15 of the 1940 Act, the new Investment Advisory Agreement has an initial two year term, but will be required to be renewed annually thereafter at an in-person meeting of our Board.

Overview of Our Business
We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of our advisor, Terra Income Advisors, or by individuals who were contracted by us or by Terra Income Advisors to work on behalf of us pursuant to the terms of the Investment Advisory Agreement between us and Terra Income Advisors. Terra Income Advisors is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis according to asset allocation and other guidelines set by our Board. Terra Income Advisors is registered as an investment adviser with the SEC. Prior to October 1, 2018, we were a RIC and intended to qualify as a RIC until the tax return for the fiscal year ended September 30, 2018 was filed. Beginning with our short taxable year beginning October 1, 2018 and ending December 31, 2018, we elected to operate so as to qualify as a REIT under the Code and during the taxable year ended December 31, 2019, have continued to operate, so as to qualify as a REIT under the Code. As a REIT, we are not subject to federal income taxes on income and gains distributed to the stockholders as long as certain requirements are satisfied, principally relating to the nature of income and the level of distributions, as well as other factors.
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
About Terra Capital Partners
Terra Capital Partners, an affiliate of Terra Income Advisors, is a real estate finance and investment firm based in New York City that focuses primarily on the origination and management of commercial real estate-related loans, including mezzanine loans, as well as first mortgage loans, bridge loans and preferred equity investments, in all major property types. Since its formation in 2001 and its commencement of operations in 2002, Terra Capital Partners has been engaged in providing financing on commercial properties of all major property types throughout the United States. In the lead up to the global financial crisis in 2007, believing that the risks associated with commercial real estate markets had grown out of proportion to the potential returns from such markets, Terra Capital Partners sold 100% of its interest in its portfolio. It was not until mid-2009, after its assessment that commercial mortgage markets would begin a period of stabilization and growth, that Terra Capital Partners began to sponsor new investment vehicles, which included the Terra Income Funds, to again provide debt capital to commercial real estate markets. The financings provided by all vehicles managed by Terra Capital Partners from January 2004 through December 31, 2019 have been secured by approximately 12.0 million square feet of office properties, 3.5 million square feet of retail properties, 3.8 million square feet of industrial properties, 4,855 hotel rooms and 26,082 apartment units. The value of the properties underlying this capital was approximately $7.9 billion based on appraised values as of the closing dates of each financing. In addition to its extensive experience originating and managing debt financings, Terra Capital Partners and its affiliates have owned and operated over six million square feet of office and industrial space between 2005 and 2007, and this operational experience further informs its robust origination and underwriting standards and would be beneficial should our Adviser need to foreclose on a property underlying a financing. As of the date of this Annual Report on Form 10-K, Terra Capital Partners and its affiliates employed 28 persons.
Terra Capital Partners is wholly owned by Axar since November 30, 2018. Axar is an investment manager registered under the Advisers Act with over $850 million in assets under management, headquartered in New York City and founded by Andrew

M. Axelrod, Axar focuses on value-oriented and opportunistic investing across the capital structure and multiple sectors. The firm seeks attractive prices relative to intrinsic value and invests in event-driven situations with clear catalysts and asymmetric return potential. Axar’s senior real estate team has worked together for over five years, having previously built the $3 billion real estate business at Mount Kellett Capital Management, LP, or Mount Kellett Capital Management. Axar has a deep network of industry relationships including institutional investors (for both public and private investments), operators, advisers and senior lenders.
Terra Capital Partners is led by Vikram S. Uppal (Chief Executive Officer), Gregory M. Pinkus (Chief Financial Officer) and Daniel Cooperman (Chief Originations Officer). Mr. Uppal was a Partner of Axar Capital Management and its Head of Real Estate. Prior to Axar, Mr. Uppal was a Managing Director on the Investment Team at Fortress Investment Group’s Credit and Real Estate Funds and Co-Head of North American Real Estate Investments at Mount Kellett Capital Management. Members of the Terra Capital Partners management team have broad based, long-term relationships with major financial institutions, property owners and commercial real estate service providers. The entire senior management team has held leadership roles at many top international real estate and investment banking firms, including Mount Kellett Capital Management and Fortress Investment Group.
Investment Objectives and Strategy
Our primary investment objectives are to pay attractive and stable cash distributions and to preserve, protect and return capital contributions to stockholders. Our investment strategy is to use substantially all of the proceeds of the Offering to originate and manage a diversified portfolio consisting of (i) commercial real estate loans to U.S. companies qualifying as “eligible portfolio companies” under the 1940 Act, including mezzanine loans, first and second lien mortgage loans, subordinated mortgage loans, bridge loans and other commercial real estate-related loans related to or secured by high quality commercial real estate in the United States and (ii) preferred equity real estate investments in U.S. companies qualifying as “eligible portfolio companies” under the 1940 Act; provided, however, that we are not a “diversified company” as defined in the 1940 Act. We may also purchase select commercial real estate-related debt securities, such as commercial mortgage-backed securities (“CMBS”) or collateralized debt obligations (“CDOs”).
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
Disciplined Investment Process
We follow a disciplined investment origination, underwriting and selection process. We follow an investment approach focused on long-term credit performance and capital protection. This investment approach involves a multi-phase evaluation, structuring and monitoring process for each potential investment opportunity. After investment, our management team focuses on a thorough review of our investments for potential credit quality deterioration and potential proactive steps, including making available significant managerial assistance as required by the 1940 Act, to mitigate any losses to our invested capital. We believe this approach maximizes current income and minimizes capital loss. To date, all of the loans originated by our Adviser and its affiliates have generated a positive return, which we believe is attributable to our Adviser’s rigorous origination, underwriting and selection process.
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
Targeted Investments
Real Estate-Related Loans
We originate, acquire, fund and structure real estate-related loans, including first and second mortgage loans, mezzanine loans, bridge loans, convertible mortgages and other loans related to high-quality commercial real estate in the United States. We may also acquire some equity participations in the underlying collateral of such loans. We structure, underwrite and originate most if not all of our investments. We use what we consider to be conservative underwriting criteria, and our underwriting process involves comprehensive financial, structural, operational and legal due diligence to assess the risks of investments so that we can optimize pricing and structuring. By originating loans directly, we are able to structure and underwrite loans that satisfy our standards, establish a direct relationship with the borrower and utilize our own documentation. Described below are some of the types of loans we own and may originate.
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
Other Real Estate-Related Investments. The Adviser has the right to invest in other real estate-related investments, which may include CMBS or other real estate debt or equity securities, so long as such investments do not constitute more than 15% of our assets. Certain of our real estate-related loans require the borrower to make payments of interest on the fully committed principal amount of the loan regardless of whether the full loan amount is outstanding portfolio.
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
Proxy Voting Records
Investors may obtain information, without charge, regarding how Terra Income Advisors voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, Bernadette Murphy.
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
Risks Related to Our Common Stock
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
We are not obligated to provide liquidity to our stockholders by a finite date, either from the repayment to us of our debt investments within a reasonable period of time or from a liquidity event; therefore, it will be difficult for an investor to sell his or her shares.
We are not obligated to provide liquidity to our stockholders by a finite date, either from the repayment to us of our debt investments within a reasonable period of time or from a liquidity event. A liquidity event could include (i) a listing of our shares on a national securities exchange, (ii) the sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation or (iii) a merger or another transaction approved by our Board in which our stockholders receive cash or shares of a publicly traded company. However, there can be no assurance that we will return our stockholders’ capital contributions by a specified date following either the repayment to us of our debt investments or the completion of a liquidity event. In such event, the liquidity for an investor’s shares will be limited to our share repurchase program, which we have no obligation to maintain.
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
When we make quarterly repurchase offers pursuant to our share repurchase program, we may offer to repurchase shares at a price that is lower than the price that investors previous paid for shares. As a result, to the extent investors have the ability to sell their shares to us as part of our share repurchase program, the price at which an investor may sell shares, which will be the most recently disclosed NAV per share immediately prior to the date of repurchase, may be lower than what an investor paid in connection with the previous purchase of shares.
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
The Maryland General Corporation Law (the “MGCL”), and our charter and bylaws contain certain provisions that may have the effect of discouraging, delaying or making difficult a change in control of our company or the removal of our incumbent directors. We will be covered by the Business Combination Act of the MGCL, pursuant to which certain business combinations between us and an “interested stockholder” (defined generally to include any person who beneficially owns, directly or indirectly, 10% or more of the voting power of our outstanding voting stock) or an affiliate thereof are prohibited for five years and thereafter are subject to supermajority stockholder voting requirements, to the extent that such statute is not superseded by applicable requirements of the 1940 Act. However, our Board has adopted a resolution exempting from the Business Combination Act any business combination between us and any person to the extent that such business combination receives the prior approval of our Board, including a majority of our directors who are not interested persons as defined in the 1940 Act. Under the Control Share Acquisition Act of the MGCL, “control shares” acquired in a “control share acquisition” have no voting rights except to the extent approved by a vote of stockholders entitled to cast two-thirds of the votes entitled to be cast on the matter, excluding shares owned by the acquirer, by officers or by employees who are directors of the corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions by any person of shares of our common stock. The Business Combination Act (if our Board should repeal the resolution or fail to first approve a business combination) and the Control Share Acquisition Act (if we amend our bylaws to be subject to that Act) may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer. We will not amend our bylaws to remove the current exemption from the Control Share Acquisition Act without a formal determination by our Board that doing so would be in the best interests of our stockholders, and without first notifying the SEC in writing.
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
Our Board has the authority to modify or waive our current operating policies, objectives or investment criteria and strategies without prior notice and without stockholder approval. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, NAV, operating results and the value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay distributions and cause investors to lose all or part of their investment. Moreover, we will have significant flexibility in making investments and may invest in ways with which investors may not agree or for purposes other than those previously contemplated. Finally, since our shares are not expected to be listed on a national securities exchange, investors will be limited in their ability to sell their shares in response to any changes in our investment policy, operating policies, investment criteria or strategies.

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
In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from borrowings in anticipation of future cash flow, which may constitute a return of stockholder capital and will lower investors’ tax basis in their shares. A return of capital generally is a return of each investor’s investment rather than a return of earnings or gains derived from our investment activities. As of December 31, 2019, a portion of the distributions paid to our stockholders constituted returns of capital.
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
In addition, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy to avail ourselves of new or different opportunities. Such changes could result in material differences to our strategies and plans as set forth in this Annual Report on Form 10-K and may result in our investment focus shifting from the areas of expertise of Terra Income Advisors to other types of investments in which Terra Income Advisors may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of each investor’s investment.
Uncertainty relating to the LIBOR calculation process may adversely affect the value of our portfolio of the LIBOR-indexed, floating-rate debt securities in our portfolio.
On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates the London Interbank Offered Rate (“LIBOR”), announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether or not LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. In addition, in April 2018, the Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, announced the replacement of LIBOR with a new index, calculated by short-term repurchase agreements collateralized by U.S. Treasury securities, called the Secured Overnight Financing Rate (the “SOFR”). At this time, it is not possible to predict whether SOFR will attain market traction as a LIBOR replacement. Additionally, the future of LIBOR at this time is uncertain. Potential changes, or uncertainty related to such potential changes, may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities. In addition, changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities, including the value of the LIBOR-indexed, floating-rate debt securities in our portfolio. The potential effect of the phase-out or replacement of LIBOR on our investment income cannot yet be determined.
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
The private funds, including the Terra Income Funds, did not elect to be treated as BDCs, and were therefore not subject to the investment restrictions imposed by the 1940 Act. The 1940 Act and the Code impose numerous constraints on the operations of BDCs that do not apply to the other types of investment vehicles. For example, under the 1940 Act, BDCs are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private or thinly traded public companies. The failure to comply with these provisions in a timely manner could prevent us from qualifying as a BDC, which could result in adverse effects to us. Terra Income Advisors’ limited experience in managing a portfolio of assets under such constraints may hinder its ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objectives. The Terra Income Funds also were not subject to the distribution requirements imposed by the Code; thus, Terra REIT Advisors, LLC and Terra Fund Advisors, LLC, the managers of the Terra Income Funds, had greater flexibility in making investment and asset allocation decisions on behalf of the Terra Income Funds.
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
Under the 1940 Act, we generally are prohibited from issuing or selling our common stock at a price per share, after deducting selling commissions, broker-dealer fees, and dealer manager fees, that is below our NAV per share, which may be a disadvantage as compared with other public companies. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current NAV of the common stock if our Board and independent directors determine that such sale is in the best interests of our stockholders and our company, and such sale is approved by a majority of our stockholders, including those stockholders that are not affiliated with us.
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
Our investments in debt securities and preferred and common equity securities involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Real estate company issuers are subject to the inherent risks associated with real estate and real estate-related investments discussed in this Annual Report on Form 10-K. Issuers that are debt finance companies are subject to the inherent risks associated with structured financing investments also discussed in this Annual Report on Form 10-K. Furthermore, debt securities and preferred and common equity securities may involve greater risk of loss than secured debt financings due to a variety of factors, including that such investments are generally unsecured and may also be subordinated to other obligations of the issuer. As a result, investments in debt securities and preferred and common equity securities are subject to risks of (i) limited liquidity in the secondary trading market, (ii) substantial market price volatility resulting from changes in prevailing interest rates, (iii) subordination to the prior claims of banks and other senior lenders to the issuer, (iv) the operation of mandatory sinking fund or call or redemption provisions during periods of declining interest rates that could cause the issuer to reinvest redemption proceeds in lower yielding assets, (v) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations and (vi) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic downturn. These risks may adversely affect the value of outstanding debt securities and preferred and common equity securities and the ability of the issuers thereof to make principal, interest and distribution payments to us.
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
On March 23, 2018, the U.S. Congress approved the Small Business Credit Availability Act which reduces the asset coverage ratio from 200% to 150% subject to the approval of stockholders or the board of directors. As of December 31, 2019, we have not obtained approval for the reduction in the asset coverage ratio from our stockholders or our Board. If we did obtain approval in the future, we would therefore be permitted to incur leverage beyond the current limitations of the 1940 Act, which would further increase the risks of loss in the event of a decline in the value of our assets. This legislation would also increase the risks of an investment in our common stock.
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
We elected to operate so as to qualify as a REIT under the Code beginning with our short taxable year beginning October 1, 2018 and ending December 31, 2018. However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Notwithstanding the availability of cure provisions in the Code, various compliance requirements could be failed and could jeopardize our REIT status. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to maintain our qualification as a REIT. If we fail to qualify as a REIT in any tax year, then:

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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our administrative and principal executive offices are located at 550 Fifth Avenue, 6th Floor, New York, New York 10036. We believe that our office facilities are suitable and adequate for our business as it is presently conducted.
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
Set forth below is a chart describing the classes of our securities outstanding as of December 31, 2019:

(1) Title of Class	(2) Amount Authorized	(3) Amount Held by Us or for Our Account	(4) Amount Outstanding Exclusive of Amount Under Column (3)
Common Stock	450,000,000	—	8,232,636
Since commencing operations, and through the end of the Offering on April 20, 2018, we had issued 8,878,606 shares of common stock for gross proceeds of $103.6 million, excluding shares pursuant to our DRIP. As of December 31, 2019, we had 2,088 record holders of our common stock.
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
The following table provides information with respect to our repurchases of shares of our common stock pursuant to our share repurchase program for the year ended December 31, 2019:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Maximum Number of Shares Allowed to be Purchased as Part of Publicly Announced Plans or Programs
Fiscal Year Ended December 31, 2019:
March 1 to March 31, 2019	116,955	$9.47	223,679
June 1 to June 30, 2019 (1)	357,127	9.37	223,679
September 1 to September 30, 2019 (1)	315,872	9.25	223,679
December 1 to December 31, 2019	191,397	9.15	223,679
	981,351	$9.30	894,716
_______________

(1)	Shares were validly tendered, an amount that exceeded the maximum number of shares allowed to be repurchased, however, the Company elected to purchase all shares validly tendered.

Item 6. Selected Financial Data.
The selected financial and other data below should be read in conjunction with our “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto. Financial information is presented for year ended December 31, 2019, the transition period ended December 31, 2018, and the fiscal years ended September 30, 2018, 2017 and 2016 and the period from June 24, 2015 through September 30, 2015 which have been derived from our audited financial statements.

	Year Ended December 31, 2019	Transition Period Ended December 31, 2018	Years Ended September 30,			For the period from June 24, 2015 through September 30, 2015
			2018	2017	2016
Statement of operations data:
Total investment income	$10,005,857	$2,649,375	$8,751,096	$5,257,725	$3,016,699	$66,822
Base management fees	1,594,165	424,550	1,684,442	1,202,568	552,011	30,058
Servicing fees (1)	844,429	229,192	922,607	—	—	—
Incentive fees on capital gains (2)	(32,884)	30,846	39,172	90,459	27,928	—
All other expenses	2,588,695	906,467	3,380,887	4,070,709	5,469,315	1,720,870
Total operating expenses	4,994,405	1,591,055	6,027,108	5,363,736	6,049,254	1,750,928
Less: Expense reimbursement from Adviser	—	—	—	—	(576,755)	(1,690,300)
Less: Reduction of offering costs	—	—	—	(944,248)	—	—
Net operating expenses	4,994,405	1,591,055	6,027,108	4,419,488	5,472,499	60,628
Net investment income (loss)	5,011,452	1,058,320	2,723,988	838,237	(2,455,800)	6,194
Net change in unrealized appreciation on investments and obligations under participation agreements	(160,320)	154,229	219,895	444,687	139,640	—
Net increase (decrease) in net assets resulting from operations	$4,851,132	$1,212,549	$2,943,883	$1,282,924	$(2,316,160)	$6,194
Per share data:
Net asset value	$9.16	$9.47	$9.56	$10.00	$10.06	$10.97
Net investment income (loss)	$0.57	$0.12	$0.31	$0.15	$(0.99)	$0.01
Net increase (decrease) in net assets resulting from operations	$0.56	$0.13	$0.34	$0.23	$(0.93)	$0.01
Distributions declared	$0.87	$0.22	$0.87	$0.90	$1.00	$0.27
Balance sheet data at period end:
Investments, at fair value	$18,598,767	$23,571,020	$29,174,139	$23,675,007	$26,723,922	$—
Investments through participation, at fair value	43,237,452	55,915,765	43,246,193	22,121,382	2,022,814	2,000,000
Cash and cash equivalents	17,057,558	6,072,043	15,753,725	32,176,500	31,634,296	8,248,797
Restricted cash	624,141	1,300,021	1,513,891	1,547,407	836,434	—
Other assets	588,631	738,537	713,927	546,977	914,757	1,090,355
Total assets	80,106,549	87,597,386	90,401,875	80,067,273	62,132,223	11,339,152
Obligations under participation agreements, at fair value	3,204,263	—	1,809,101	1,820,502	14,560,606	—
Transaction charge payable (1)	—	—	—	—	2,191,734	—
Interest reserve and other deposits held on investments	624,141	1,300,021	1,513,891	1,547,407	836,434	—
Due to Adviser, net	517,404	593,027	576,219	707,927	1,498,808	608,423
Accrued expenses and other liabilities	382,653	665,319	729,254	657,144	569,893	569,657
Total liabilities	4,728,461	2,558,367	4,628,465	4,732,980	19,657,475	1,178,080
Total net assets	$75,378,088	$85,039,019	$85,773,410	$75,334,293	$42,474,748	$10,161,072

	Year Ended December 31, 2019	Transition Period Ended December 31, 2018	Years Ended September 30,			For the period from June 24, 2015 through September 30, 2015
			2018	2017	2016
Other data:
Total return (3)	6.15%	5.29%	4.02%	8.10%	(0.26)%	(10.36)%
Weighted average annualized coupon rate at period end (4)	12.06%	12.06%	12.59%	12.39%	13.27%	12.00%
Number of investments at period end	10	15	16	10	5	1
Purchases of investments for the period	$19,385,437	$16,343,778	$31,935,831	$44,777,167	$26,299,670	$2,000,000
Proceeds from obligations under participation agreements for the period	$3,120,888	$—	$—	$—	$14,300,000	$—
Principal payments and sales of investments for the period	$37,523,419	$9,616,158	$6,179,599	$28,508,960	$—	$—
Repayments of obligations under participation agreements for the period	$—	$1,791,000	$—	$12,863,770	$—	$—
_______________

(1)
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

(2)
For the year ended December 31, 2019, the Company reversed $32,884 of incentive fees which were previously accrued. Incentive fees on capital gains are based on 20% of net unrealized capital gains. No incentive fees on capital gains are actually payable by the Company with respect to unrealized gains unless and until those gains are realized.

(3)
Total return is calculated assuming a purchase of shares of common stock at the current NAV per share on the first day and a sale at the current NAV per share on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under our DRIP. The total return does not consider the effect of any selling commissions or charges that may have been incurred in connection with the sale of shares of our common stock. Total return for the transition period ended December 31, 2018 was annualized. Total return for the fiscal year ended September 30, 2017 was 2.48% without the impact of reductions in offering costs and servicing fees.

(4)
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
For the discussion and analysis of financial condition and results of operations for the transition period ended December 31, 2018 and the years ended September 30, 2018 and 2017, please see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of operations” of the Transition Report on Form 10-K filed with the SEC on February 22, 2019.
Please see Item 1A “Risk Factors” and “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.
Overview
We were incorporated under the general corporation laws of the State of Maryland on May 15, 2013 and commenced operations on June 24, 2015, upon the raising of gross proceeds in excess of the Minimum Offering Requirement. Prior to satisfying the Minimum Offering Requirement, we had no operations except for matters relating to our organization and registration. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act, and previously elected to be taxed for federal income tax purposes, beginning with our taxable year ended September 30, 2015, and qualified annually thereafter, as a RIC under Subchapter M of the Code. On December 31, 2018, we announced our intention to change our tax election from taxation as a RIC to taxation as a REIT. The REIT tax election allows us to benefit from the preferential tax treatment afforded to both RICs and REITs, without us being subject to RIC-specific diversification restrictions. We elected to be taxed as a REIT under the Code commencing with our short taxable year beginning October 1, 2018 and ending December 31, 2018. Concurrent with the change in tax election, we changed our fiscal year end from September 30 to December 31 to satisfy the REIT requirement. We have elected to be taxed and have continued to qualify to be taxed as a REIT for the taxable year ending December 31, 2019.
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
On February 8, 2018, a pooled investment vehicle advised by Axar entered into an investment agreement with Terra Capital Partners and its affiliates pursuant to which Axar acquired from the respective owners thereof a 65.7% economic and voting interest in Terra Capital Partners and an initial 49% economic interest, but no voting interest, in Terra Income Advisors. On November 30, 2018, Axar purchased the remaining 34.3% economic interest in Terra Capital Partners. On April 25, 2019, we held our annual meeting of stockholders, at which time a new Investment Advisory Agreement was approved by the affirmative vote of a majority of the outstanding shares of common stock entitled to vote at the annual meeting. Accordingly, on April 30, 2019, Axar acquired the remaining 51% economic interest and 100% of the voting interest in Terra Income Advisors and we and Terra Income Advisors entered into a new Investment Advisory Agreement. Such new Investment Advisory Agreement has the same economic terms and is in all material respects otherwise on the same terms as the Investment Advisory Agreement in effect immediately prior to April 30, 2019, except for the date of the agreement. Pursuant to Section 15 of the 1940 Act, the new Investment Advisory Agreement has an initial two year term, but will be required to be renewed annually thereafter at an in-period meeting of our Board.
Our primary investment objectives are to pay attractive and stable cash distributions and to preserve, protect and return capital contributions to stockholders. Our investment strategy is to use substantially all of the proceeds of the Offering to originate and manage a diversified portfolio consisting of (i) commercial real estate loans to U.S. companies qualifying as “eligible portfolio companies” under the 1940 Act, including mezzanine loans, first and second lien mortgage loans, subordinated mortgage loans, bridge loans and other commercial real estate-related loans related to or secured by high quality commercial real estate in the United States and (ii) preferred equity real estate investments in U.S. companies qualifying as “eligible portfolio companies” under the 1940 Act. We may also purchase select commercial real estate-related debt securities, such as CMBSs or CDOs.
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

	December 31, 2019
	Gross Investments		Transfers Treated as Obligations Under Participation Agreements		Net Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair value
370 Lex Part Deux, LLC	$16,871,046	$16,882,760	$—	$—	$16,871,046	$16,882,760
LD Milpitas Mezz, LP	12,480,889	12,817,047	3,130,788	3,204,263	9,350,101	9,612,784
Orange Grove Property Investors, LLC	8,484,231	8,556,332	—	—	8,484,231	8,556,332
Stonewall Station Mezz LLC	4,310,524	4,348,735	—	—	4,310,524	4,348,735
RS JZ Driggs, LLC	4,127,222	4,138,668	—	—	4,127,222	4,138,668
City Gardens 333 LLC	3,906,762	3,928,089	—	—	3,906,762	3,928,089
NB Private Capital, LLC	3,306,795	3,363,464	—	—	3,306,795	3,363,464
Dwight Mezz II LLC	3,000,000	3,075,315	—	—	3,000,000	3,075,315
Hertz Clinton One Mezzanine, LLC	2,457,144	2,706,405	—	—	2,457,144	2,706,405
TSG-Parcel 1, LLC	2,020,000	2,019,404	—	—	2,020,000	2,019,404
	$60,964,613	$61,836,219	$3,130,788	$3,204,263	$57,833,825	$58,631,956

	December 31, 2018
	Gross Investments		Transfers Treated as Obligations Under Participation Agreements		Net Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair value
370 Lex Part Deux, LLC	$15,148,875	$15,225,000	$—	$—	$15,148,875	$15,225,000
OHM Atlanta Owner, LLC	11,336,735	11,335,609	—	—	11,336,735	11,335,609
Residential X Mezz Concord LLC and Center Associates Mezz LLC	8,841,641	8,956,203	—	—	8,841,641	8,956,203
140 Schermerhorn Street Mezz LLC	7,530,018	7,574,247	—	—	7,530,018	7,574,247
Orange Grove Property Investors, LLC	6,625,110	6,733,003	—	—	6,625,110	6,733,003
YIP Santa Maria LLC	4,518,478	4,544,512	—	—	4,518,478	4,544,512
221 W. 17th Street Owner, LLC	4,223,149	4,241,552	—	—	4,223,149	4,241,552
NB Private Capital, LLC	4,212,203	4,284,030	—	—	4,212,203	4,284,030
Stonewall Station Mezz LLC	3,734,904	3,792,025	—	—	3,734,904	3,792,025
Dwight Mezz II LLC	3,000,000	3,106,630	—	—	3,000,000	3,106,630
City Gardens 333 LLC	2,888,629	2,914,245	—	—	2,888,629	2,914,245
Hertz Clinton One Mezzanine, LLC	2,448,572	2,722,123	—	—	2,448,572	2,722,123
TSG-Parcel 1, LLC	2,020,000	2,019,799	—	—	2,020,000	2,019,799
RS JZ Driggs, LLC	2,000,019	2,037,807	—	—	2,000,019	2,037,807
LD Milpitas Mezz, LP	—	—	—	—	—	—
	$78,528,333	$79,486,785	$—	$—	$78,528,333	$79,486,785

	Years Ended December 31,
	2019		2018 (Unaudited)
	Weighted Average Principal Amount	Weighted Average Coupon Rate	Weighted Average Principal Amount	Weighted Average Coupon Rate
Gross investments	$66,268,212	12.1%	$66,517,825	12.6%
Obligations under participation agreements	(1,138,067)	9.5%	(1,706,301)	13.0%
Net investments (1)	$65,130,145	12.1%	$64,811,524	12.6%
_______________

(1)
The weighted average coupon rate for net investments represents net interest income over the period calculated using the weighted average coupon rate and weighted average principal amount shown on the table (interest income on the investments less interest expense) divided by the weighted average principal amount of the net investments during the period.

Portfolio Investment Activity
For the years ended December 31, 2019 and 2018, we invested $19.4 million and $39.6 million in add-on loans, respectively, and had $37.5 million and $15.8 million of repayments, respectively, resulting in net repayments of $18.1 million and net investments of $23.8 million, respectively.
Our portfolio composition, based on fair value at December 31, 2019 and 2018, was as follows:

	December 31, 2019			December 31, 2018
	Investments at Fair Value	Percentage of Total Portfolio	Weighted Average Coupon Rate (1)	Investments at Fair Value	Percentage of Total Portfolio	Weighted Average Coupon Rate (1)
Loans	$18,598,767	30.1%	12.5%	$23,571,020	29.7%	12.2%
Loans through participation interest	43,237,452	69.9%	11.9%	55,915,765	70.3%	12.0%
Total	$61,836,219	100.0%	12.1%	$79,486,785	100.0%	12.1%
_______________

(1)	Based upon the principal value of our debt investments.
The following table shows the portfolio composition by property type grouping based on fair value at December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Office	$19,589,165	31.7%	$17,947,123	22.6%
Hotel	17,165,782	27.8%	15,910,784	20.0%
Student housing	10,366,868	16.7%	10,304,905	13.0%
Condominium	8,556,332	13.8%	10,974,555	13.8%
Multifamily	4,138,668	6.7%	10,994,010	13.8%
Land	2,019,404	3.3%	13,355,408	16.8%
Total	$61,836,219	100.0%	$79,486,785	100.0%
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
As of December 31, 2019, obligations under participation agreements at fair value was $3.2 million and the weighted average interest rate on the obligations under participation agreements was 13.0%. As of December 31, 2018, we did not have any funded obligations under participation agreements. For the year ended December 31, 2019, we transferred $3.1 million of investments to affiliates through participation agreements and did not make any repayments on obligations under participation agreements. For the year ended December 31, 2018, we did not transfer any investments to affiliates through participation agreements and made $1.8 million of repayments on obligations under participation agreements.
Results of Operations
Comparison of Full Year December 31, 2019 and December 31, 2018 (Unaudited)
Operating results for the years ended December 31, 2019 and 2018 were as follows:

	Years Ended December 31,
	2019	2018	Change
		(Unaudited)
Total investment income	$10,005,857	$9,576,584	$429,273
Total operating expenses	4,994,405	6,127,666	(1,133,261)
Net investment income	5,011,452	3,448,918	1,562,534
Net change in unrealized appreciation on investments	(86,846)	372,288	(459,134)
Net change in unrealized appreciation on obligations under participation agreements	(73,474)	11,171	(84,645)
Net increase in net assets resulting from operations	$4,851,132	$3,832,377	$1,018,755
Investment Income
The composition of our investment income for the years ended December 31, 2019 and 2018 were as follows:

	Years Ended December 31,
	2019	2018	Change
		(Unaudited)
Interest income	$9,242,765	$9,497,050	$(254,285)
Prepayment fee income	675,779	—	675,779
Other fee income	87,313	79,534	7,779
Total investment income	$10,005,857	$9,576,584	$429,273
Interest Income
For the year ended December 31, 2019 as compared to the same period in 2018, interest income decreased by $0.3 million, primarily due to a decrease in the weighted average coupon rate as well as a decrease in weighted average principal balance on our investments. For the year ended December 31, 2019, the weighted average principal balance of our investment portfolio decreased to an average of $66.3 million from an average of $66.5 million for the same period in 2018, and the weighted average coupon rate of our investment portfolio decreased to 12.1% from 12.6% for the same period in 2018. The decrease in weighted average principal balance was due to lower volume of new investments made than repayments of investments. The decrease in weighted average coupon rate was due to our investments having lower coupon rates than those of the investments that were repaid.
Prepayment Fee Income
Prepayment fee income represents prepayment fees charged to borrowers for the early repayment of loans.
For the year ended December 31, 2019, we received prepayment fee income of $0.7 million, primarily related to the early repayment of a loan. For the year ended December 31, 2018, there was no prepayment fee income received.

Operating Expenses
The composition of our operating expenses for the years ended December 31, 2019 and 2018 were as follows:

	Years Ended December 31,
	2019	2018	Change
		(Unaudited)
Base management fees	$1,594,165	$1,716,429	$(122,264)
Incentive fees on capital gains	(32,884)	73,407	(106,291)
Operating expense reimbursement to Adviser	897,816	907,405	(9,589)
Servicing fees	844,429	944,744	(100,315)
Professional fees	1,079,139	1,668,897	(589,758)
Interest expense from obligations under participation agreements	159,904	237,569	(77,665)
Marketing expenses	—	91,570	(91,570)
Amortization of deferred offering costs	—	114,132	(114,132)
Directors’ fees	122,000	117,875	4,125
Insurance expense	213,837	212,279	1,558
General and administrative expenses	115,999	43,359	72,640
Total operating expenses	$4,994,405	$6,127,666	$(1,133,261)
For the year ended December 31, 2019 as compared to the same period in 2018, total operating expenses decreased by $1.1 million. The reasons for the changes are stated below.
Base Management Fees
Under the Investment Advisory Agreement, we pay Terra Income Advisors a base management fee, which is calculated at an annual rate of 2.0% of our average gross assets.
For the year ended December 31, 2019 as compared to the same period in 2018, base management fees decreased by $0.1 million, due to a decrease in our gross assets.
Servicing Fees
On September 30, 2017, we adopted the Servicing Plan pursuant to which we pay Terra Capital Markets, an affiliate of Terra Income Advisors and the dealer manager of the Offering, a servicing fee at an annual rate of 1.125% of the most recently published NAV per share of our common stock, excluding shares sold through our DRIP, in exchange for providing stockholder-related administrative support services. With respect to each share sold, the servicing fee is payable annually on the anniversary of the applicable month of purchase.
For the year ended December 31, 2019 as compared to the same period in 2018, servicing fees decreased by $0.1 million, due to a decrease in our NAV.
Professional Fees
For the year ended December 31, 2019 as compared to the same period in 2018, professional fees decreased by $0.6 million, primarily due to additional legal fees incurred in connection with the filing of our preliminary proxy statement in 2018.
Interest Expense from Obligations under Participation Agreements
For the year ended December 31, 2019 as compared to the same period in 2018, interest expense from obligations under participation agreements decreased by $0.1 million, primarily due to a decrease in the weighted average principal balance on obligations under participation agreements as well as a decrease in the weighted average coupon rate on obligations under participation agreements. For the year ended December 31, 2019, the weighted average principal balance on obligations under participation agreements decreased to $1.1 million, from an average principal balance of $1.7 million for the same period in 2018 and the weighted average coupon rate on obligations under participation decreased to 9.5%, from 13.0% for the same period in 2018. The decrease in weighted average principal balance on obligations under participation agreements was due to higher repayment amounts than proceeds from obligations under participation agreements. The decrease in weighted average coupon rate on obligations under participation agreement was due to investments sold through participation agreements having lower coupon rates than those of the obligations under participation agreements that were repaid.

Marketing Expenses
For the year ended December 31, 2019, we did not recognize any marketing expenses, compared to the recognition of $0.1 million of marketing expense for the same period in 2018, respectively, primarily due to the ending of the Offering on April 20, 2018.
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

For the year ended December 31, 2019, we did not record any amortization of deferred offering costs because the Offering ended on April 20, 2018. For the year ended December 31, 2018, amortization of deferred offering costs was $0.1 million, primarily related to the write-off of the unamortized offering costs in connection with the ending of the Offering on April 20, 2018.
General and Administrative Expenses
For the year ended December 31, 2019 as compared to the same period in 2018, general and administrative expenses increased by $0.1 million, primarily due to fees incurred in connection with the 2019 annual meeting of stockholders. Due to the Axar Transaction, we did not have an annual meeting of stockholders last year.
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
For the year ended December 31, 2019, we recognized a decrease in unrealized appreciation on investments of $0.1 million, compared to an increase in unrealized appreciation on investments of $0.4 million for the same period in 2018. The decrease in unrealized appreciation on investments for the current period was due to several loans approaching maturity in the current period, of which three were settled at par. The increase in unrealized appreciation on investments for the year ended December 31, 2018 was due to new investments made in 2018 with higher fair values than the corresponding costs.
For the year ended December 31, 2019, we recognized an increase in unrealized appreciation on obligations under participation agreements of $0.1 million, compared to a decrease in unrealized appreciation on obligations under participation agreements of less than $0.1 million for the same period in 2018. The increase in unrealized appreciation on obligations under participation agreement in the current period was due to the transfer of an investment to an affiliate in 2019 through a participation agreement with higher fair value than the corresponding cost.
Net Increase in Net Assets Resulting from Operations
For the years ended December 31, 2019 and 2018, we recorded a net increase in net assets resulting from operations of $4.9 million and $3.8 million, respectively. Based on the weighted average shares of common stock outstanding, our per share net increase in net assets resulting from operations was $0.56 and $0.43, respectively.
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

Cash Flows for the Year Ended December 31, 2019
Operating Activities — For the year ended December 31, 2019, net cash provided by operating activities was $21.7 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, repayments and sales of portfolio investments, among other factors. Cash flows provided by operating activities for the year ended December 31, 2019 were primarily repayments of investments of $37.5 million, partially offset by purchases of investments of $19.4 million.
Financing Activities — For the year ended December 31, 2019, net cash used in financing activities was $11.4 million, primarily related to payments for repurchases of common stock under stock repurchase plan of $9.2 million and distributions paid to stockholders of $5.4 million, partially offset by proceeds from obligations under participation agreements of $3.1 million.
Cash Flows for the Year Ended December 31, 2018 (Unaudited)
Operating Activities — For the year ended December 31, 2018, net cash used in operating activities was $22.7 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, repayments and sales of portfolio investments, among other factors. Cash flows used in operating activities for the year ended December 31, 2018 were primarily purchases of investments totaling $39.6 million, partially offset by repayments of investments of $15.8 million.
Financing Activities — For the year ended December 31, 2018, net cash used in financing activities was $2.2 million, primarily related to distributions paid to stockholders of $5.5 million, payments for repurchases of common stock under stock repurchase plan of $4.2 million, repayment of obligations under participation agreements of $1.8 million, and payments of selling commissions and dealer manager fees of $0.5 million, partially offset by proceeds from the issuance of common stock of $9.7 million
REIT Status and Distributions
We elected to be taxed as a REIT under the Code commencing with our short taxable year beginning October 1, 2018 and ending December 31, 2018. We have elected to be taxed and have continued to qualify to be taxed as a REIT for the taxable year ending December 31, 2019. In order to qualify as a REIT, we are required, among other things, to distribute at least 90% of our REIT net taxable income to the stockholders and meet certain tests regarding the nature of our income and assets. As long as the distributions are declared by the later of the fifteenth day of the ninth month following the close of the taxable year or the due date of the tax return, including extensions, distributions paid up to one year after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We are also subject to nondeductible federal excise taxes if we do not distribute at least 85.0% of our ordinary income, 95.0% of our capital gain net income, if any, and any recognized and undistributed income from prior years on which we paid no federal income taxes. For the year ended December 31, 2019, we have made sufficient distributions to our stockholders to qualify to be taxed as a REIT and to preclude the imposition of either U.S. federal corporate income or excise taxation.
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
We intend to continue to make our ordinary distributions in the form of cash out of assets legally available for distribution unless stockholders elect to receive their cash distributions in additional shares of our common stock under our DRIP. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.
We have adopted an “opt in” DRIP for our stockholders. As a result, if we make a cash distribution, our stockholders will receive distributions in cash unless they specifically “opt in” to the DRIP so as to have their cash distributions reinvested in additional shares of our common stock. However, certain state authorities or regulators may impose restrictions from time to time that may prevent or limit a stockholder’s ability to participate in the DRIP.
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
Valuation of Obligations under Participation Agreements
We have elected the fair value option under Accounting Standard Codification (“ASC”) Topic 825, Financial Instruments, relating to accounting for debt obligations at their fair value for obligations under participation agreements which arose due to partial loan sales which did not meet the criteria for sale treatment under ASC Topic 860, Transfers and Servicing. We employ the yield approach valuation methodology used for the real-estate related loan investments on our obligations under participation agreements.
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

Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the statements of operations. For the year ended December 31, 2019, we did not incur any interest or penalties.
Contractual Obligations
We have entered into certain contracts under which we have material future commitments. On April 20, 2015, we entered into the Investment Advisory Agreement with Terra Income Advisors in accordance with the 1940 Act. The Investment Advisory Agreement became effective on June 24, 2015, the date that we met the Minimum Offering Requirement. Terra Income Advisors serves as our investment adviser in accordance with the terms of the Investment Advisory Agreement. Payments under the Investment Advisory Agreement in each reporting period consist of (i) a base management fee equal to a percentage of the value of our average gross assets and (ii) an incentive fee based on our performance. Terra Income Advisors is reimbursed for allocated administrative expenses incurred on our behalf. For the years ended December 31, 2019 and 2018, we incurred $1.6 million and $1.7 million in base management fee under the Investment Advisory Agreement, respectively. For the year ended December 31, 2019, we reversed the previously accrued incentive fees on capital gains of $32,884, based on net unrealized capital losses of $160,320. For the year ended December 31, 2018, we accrued incentive fees on capital gains of $73,407, based on net unrealized capital gains of $383,459. No incentive fees on capital gains are actually payable by us with respect to unrealized gains unless and until those gains are realized. For both the years ended December 31, 2019 and 2018, we incurred $0.9 million in allocated administrative expenses reimbursable to Terra Income Advisors.
We previously retained Terra Capital Markets, an affiliate of Terra Income Advisors, to serve as the dealer manager of the Offering. Under the terms of the dealer manager agreement (the “Dealer Manager Agreement”), Terra Capital Markets received selling commissions, dealer manager fees and broker-dealer fees of 3.0%, 1.5% and up to 1.0%, respectively, of gross proceeds from the Offering, all or a portion of which may be re-allowed to selected broker-dealers for marketing and expenses.
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
For the year ended December 31, 2019, we did not incur any broker-dealer commissions and fees because the Offering ended on April 20, 2018. For the year ended December 31, 2018, we incurred $0.5 million of broker-dealer commissions and fees, and of this amount, $0.4 million were re-allowed to selected broker-dealers. For the years ended December 31, 2019 and 2018, we recorded servicing fees of $0.8 million and $0.9 million, respectively. As of both December 31, 2019 and 2018, unpaid servicing fees were $0.1 million and were included in accrued expenses on the statements of assets and liabilities.
Certain of our loans provide for commitments to fund the borrower at a future date. As of December 31, 2019, we had one loan with total funding commitments of $17.0 million, of which we funded $12.5 million. We expect to fund either directly or in combination with an affiliate the remaining $4.5 million in the next twelve months.
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

As of December 31, 2019, we had six investments with an aggregate principal balance of $47.1 million that provides for interest income indexed to LIBOR, all of which are subject to a LIBOR floor. A decrease of 1% in LIBOR would have no impact on our annual interest income because the interest rates are protected by a LIBOR floor in the respective loan agreements. An increase of 1% in LIBOR would increase our annual interest income by $0.1 million.
We may hedge against interest rate and currency exchange rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts, subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. For the year ended December 31, 2019, the transition period ended December 31, 2018 and the years ended September 30, 2018 and 2017, we did not engage in interest rate hedging activities.
In addition, we may have risks regarding portfolio valuation. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Valuation of Investments.”
Item 8. Financial Statements and Supplementary Data.
Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-1
Financial Statements:
Statements of Assets and Liabilities as of December 31, 2019 and 2018	F-2
Statements of Operations for the year ended December 31, 2019, the transition period ended December 31, 2018 and the years ended September 30, 2018 and 2017	F-3
Statements of Changes in Net Assets for the year ended December 31, 2019, the transition period ended December 31, 2018 and the years ended September 30, 2018 and 2017	F-4
Statements of Cash Flows for the year ended December 31, 2019, the transition period ended December 31, 2018 and the years ended September 30, 2018 and 2017	F-5
Schedule of Investments as of December 31, 2019 and 2018	F-7
Notes to Financial Statements	F-11
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
Evaluation of Internal Controls Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of Terra Income Advisors, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer of Terra Income Advisors (performing functions equivalent to those a principal executive officer and principal financial officer of our company would perform if we had any officers), we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of the end of the fiscal year covered by this Annual Report on Form 10-K.
The rules of the SEC do not require, and this Annual Report on Form 10-K does not include, an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.
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
Board of Directors and Executive Officers
Our Board consists of four members, three of whom are not “interested persons” with respect to us or Terra Income Advisors as defined in Section 2(a)(19) of the 1940 Act. We refer to these individuals as our independent directors. Members of the Board will be elected annually at our annual meeting of stockholders. We are prohibited from making loans or extending credit, directly or indirectly, to our directors or executive officers under Section 402 of the Sarbanes‑Oxley Act.
Through its direct oversight role, and indirectly through its committees, the Board performs a risk oversight function for us consisting of, among other things, the following activities: (i) at regular and special Board meetings, and on an ad hoc basis, receiving and reviewing reports related to our performance and operations; (ii) reviewing and approving, as applicable, our compliance policies and procedures; (iii) meeting with the portfolio management team to review investment strategies, techniques and the processes used to manage related risks; (iv) meeting with, or reviewing reports prepared by, the representatives of key service providers, including our investment adviser, administrator, distributor, transfer agent, custodian and independent registered public accounting firm, to review and discuss our activities and to provide direction with respect thereto; (v) engaging the services of our chief compliance officer to test our compliance procedures and our service providers; and (vi) on a quarterly basis, approving the continuance of the Servicing Plan and the payments of service fees thereunder. Mr. Uppal, who is not an independent director, serves as Chairman of the Board. The Board feels that Mr. Uppal is the director with the most knowledge of our business strategy and is best situated to serve as Chairman of the Board. Our charter, as well as regulations governing BDCs generally, requires that a majority of the Board be independent directors. The Board does not currently have a lead independent director. The Board, after considering various factors, has concluded that this structure is appropriate given our current size and complexity.
Directors
Information regarding the Board is set forth below. We have divided the directors into two groups: interested director and independent directors. The address for each director is c/o Terra Income Fund 6, Inc., 550 Fifth Avenue, 6th Floor, New York, NY 10036.

NAME	AGE	DIRECTOR SINCE	EXPIRATION OF TERM
Interested Director
Vikram S. Uppal *	36	2019	2020
Independent Directors
Jeffrey M. Altman	46	2016	2019**
Spencer E. Goldenberg	37	2019	2021
Robert E. Marks	68	2015	2020

* On November 12, 2019, Bruce D. Batkin notified the Board of his resignation as a director and Chairmen of the Board, effective immediately. On November 12, 2019, the Board elected Vikram S. Uppal, our Chief Executive Officer, to fill the vacancy on the Board and appointed Mr. Uppal as Chairman of the Board, effective immediately. Mr. Uppal will serve as a Class II director of the Board and Chairman of the Board until the 2020 annual meeting of stockholders and until his successor is elected and dully qualified.
** Class III directorship expired in 2019. However, no Class III directors were elected at the designated time. Pursuant to Maryland General Corporation Law Section 2-405, Mr. Altman shall continue to manage our business and affairs as a Class III director until his successor is elected and qualifies.
Interested Director
Vikram S. Uppal has served as the Chairman of the Board since November 2019 and as the Chief Executive Officer of the Company and the Adviser since April 2019, and the Chief Executive Officer of Terra Capital Partners since December 2018. Mr. Uppal has also served as a director of TPT and Terra REIT Advisors since February 8, 2018 and as Chief Executive Officer of TPT and Terra REIT Advisors since December 1, 2018. Prior to joining Terra Capital Partners, Mr. Uppal was a Partner and Head of Real Estate at Axar since 2016. Prior to Axar, Mr. Uppal was a Managing Director on the Investment Team at Fortress Investment Group’s Credit and Real Estate Funds from 2015 to 2016. From 2012 to 2015, Mr. Uppal worked at Mount Kellett Capital Management, a private investment organization, where he served as Co-Head of North American Real Estate Investments. Mr. Uppal holds a B.S. from the University of St. Thomas and a M.S. from Columbia University.
Independent Directors
Jeffrey M. Altman has served as one of our independent directors since April 2016 and as a member of the board of directors of TPT since October 2017. Since May 2019, Mr. Altman has been a Managing Director and Co-Head of U.S. Lodging & Leisure within the real estate, gaming and lodging investment banking group (REGAL) of Jefferies LLC, an investment bank. From July 2011 to May 2019, Mr. Altman was a Managing Director in Houlihan Lokey’s real estate and lodging investment banking group and from December 1998 to May 2011, he served as a Director of Lazard Fréres & Co. LLC REGAL, where he led the firm’s global hospitality and leisure effort. Mr. Altman has advised on over $100 billion of real estate transactions in his career and is a frequent speaker at real estate and lodging conferences. He is currently a member of the New York Hospitality Council, the National Association of Real Estate Investment Trusts, the International Council of Shopping Centers and the Samuel Zell and Robert Lurie Real Estate Center of the Wharton School of the University of Pennsylvania. Mr. Altman received a B.S., magna cum laude, with a concentration in accounting and finance, and an M.B.A., with a concentration in finance, from the John M. Olin School of Business at Washington University.
Spencer E. Goldenberg has served as our independent director since April 2019 and a member of the board of directors of TPT since February 2018. He has served since June 2015 as Vice President of Corporate Development at Menin Hospitality. Prior to his time at Menin, Mr. Goldenberg was employed as an accountant at the firm of Gerstle, Rosen & Goldenberg P.A. from February 2008 to June 2015. From October 2005 until February 2008, he served as a legislative aide to Florida State Senator Gwen Margolis. Mr. Goldenberg holds an active certified public accountant's license in the state of Florida. He holds a Bachelor of Arts in International Affairs from Florida State University.
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

Executive Officers
The following persons serve as our executive officers in the following capacities:

NAME	AGE	POSITION(S) HELD*
Vikram S. Uppal	36	Chairman of the Board, Chief Executive Officer and President
Gregory M. Pinkus	55	Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary
Daniel J. Cooperman	45	Chief Originations Officer
*On November 12, 2019, Michael S. Cardello notified the Board of his resignations as Chief Compliance Officer, effective immediately. On the same day, the Board appointed Bernadette Murphy of Vigilant Compliance, LLC (“Vigilant”) to serve as our Chief Compliance Officer, effective immediately, pursuant to a services agreement between us and Vigilant.
The address for each executive officer is c/o Terra Income Fund 6, Inc., 550 Fifth Avenue, 6th Floor, New York, NY 10036.
Executive Officers Who are Directors
For information regarding the business experience of Mr. Uppal, see “- Interested Director” above.
Executive Officers Who are Not Directors
Gregory M. Pinkus has served as our Chief Financial Officer, Treasurer and Secretary since May 2013 and our Chief Operating Officer since July 2014. He has also served as Chief Financial Officer and Chief Operating Officer of Terra Income Advisors since February 2015 and July 2014, respectively. Mr. Pinkus has served as (i) the Chief Financial Officer of Terra Capital Advisors, LLC (“Terra Capital Advisors”), Terra Capital Advisors 2, LLC (“Terra Capital Advisors 2”) and Terra Income Advisors 2, LLC (“Terra Income Advisors 2”) since May 2012, September 2012 and October 2016, respectively; (ii) the Chief Operating Officer of each of Terra Capital Advisors, Terra Capital Advisors 2 and Terra Capital Partners since July 2014; (iii) the Chief Operating Officer of Terra Income Advisors 2 since October 2016; (iv) the Chief Financial Officer, and Secretary and Treasurer, of each of Terra Secured Income Fund (“TSIF”), Terra Secured Income Fund 2 (“TSIF 2”), Terra Secured Income Fund 3 (“TSIF 3”), Terra Secured Income Fund 4 (“TSIF 4”) and TSIF 5 since May 2012 and July 2014, respectively; and (v) the Chief Financial Officer and Chief Operating Officer of Terra Secured Income Fund 5 International (“Terra International”), Terra Income Fund International (“TIFI”), TSIF 7, TPT and TPT 2 since June 2014, October 2016, October 2016, January 2016 and September 2016, respectively. Prior to joining Terra Capital Partners in May 2012, he served as Assistant Controller for W.P. Carey & Co. from 2006 to August 2010 and as Controller from August 2010 to May 2012. Mr. Pinkus also served as Controller and Vice President of Finance for several early‑stage technology companies during the period of 1999 to 2005. Additionally, he managed large‑scale information technology budgets at New York Life Insurance Company from 2003 to 2004 and oversaw an international reporting group at Bank of America from 1992 to 1996. Mr. Pinkus is a Certified Public Accountant and member of the American Institute of Certified Public Accountants. He holds a B.S. in Accounting from the Leonard N. Stern School of Business at New York University.
Daniel J. Cooperman has served as our Chief Originations Officer since February 2015, having previously served as our Managing Director of Originations from May 2013 until February 2015. He has also served as Chief Originations Officer of Terra Income Advisors since February 2015. Mr. Cooperman has served as Chief Originations Officer of (i) each of Terra Capital Advisors and Terra Capital Advisors 2 since January 2015, having previously served as Managing Director of Originations until January 2015 of Terra Capital Advisors and Terra Capital Advisors 2 since April 2009 and September 2012, respectively; (ii) each of TSIF 2, TSIF 3, TSIF 4, TSIF 5 and Terra International since January 2015, having previously served as Managing Director of Originations until January 2015 of TSIF, TSIF 2, TSIF 3, TSIF 4, TSIF 5 and Terra International since July 2009, May 2011, January 2012, September 2012, August 2013 and June 2014, respectively; (iii) TPT since January 2016; (iv) TPT2 since September 2016; and (v) each of Terra Income Advisors 2, TIFI, TSIF 7 since October 2016. Mr. Cooperman has 18 years’ experience in the acquisition, financing, leasing and asset management of commercial real estate with an aggregate value of over $5 billion. Prior to the formation of Terra Capital Partners in 2001 and its commencement of operations in 2002, Mr. Cooperman handled mortgage and mezzanine placement activities for The Greenwich Group International, LLC. Prior to joining The Greenwich Group International, LLC, Mr. Cooperman worked in Chase Manhattan Bank’s Global Properties Group, where he was responsible for financial analysis and due diligence for the bank’s strategic real estate acquisitions and divestitures. Prior to that time, he was responsible for acquisitions and asset management for JGS, a Japanese conglomerate with global real estate holdings. Mr. Cooperman holds a B.S. in Finance from the University of Colorado at Boulder.
The officers of our company may also include one or more vice presidents and other officers in accordance with our bylaws. In addition, the Board may, from time to time, elect such other officers with such powers and duties as it shall deem necessary or desirable.

Delinquent Section 16(a) Reports
Pursuant to Section 16(a) of the Exchange Act, our directors and executive officers, and any persons holding more than 10% of its common stock, are required to report their beneficial ownership and any changes therein to us and the SEC. Specific due dates for those reports have been established, and we are required to report herein any failure to file such reports by those due dates. Based solely on a review of the copies of such reports and written representations delivered to us by such persons, we believe that there were no violations of Section 16(a) by such persons during the year ended December 31, 2019, except that each of Jeffrey M. Altman, Spencer E. Goldenberg and Vikram S. Uppal did not timely file a Form 3 with the SEC to report a transaction.
Code of Ethics
We have adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) pursuant to Rule 17j‑1 of the 1940 Act, which applies to, among others, our senior officers, including our Chief Executive Officer and our Chief Financial Officer, as well as every officer, director, employee and “access person” (as defined within the Code of Ethics) of the Company.
Audit Committee
We have established an audit committee of the Board (the “Audit Committee”) that operates pursuant to a charter and consists of three members. The Audit Committee is responsible for selecting, engaging and supervising our independent accountants, reviewing the plans, scope and results of the audit engagement with our independent accountants, approving professional services provided by our independent accountants (including compensation therefor), reviewing the independence of our independent accountants and reviewing the adequacy of our internal controls over financial reporting. The members of the Audit Committee are Messrs. Altman, Goldenberg and Marks, each of whom is independent. Mr. Goldenberg serves as the chairman of the Audit Committee. The Board has determined that Mr. Goldenberg is an “audit committee financial expert” as defined under Item 407 of Regulation S-K promulgated under the Exchange Act. Mr. Goldenberg meets the current independence and experience requirements of Rule 10A-3 of the Exchange Act.
Item 11. Executive Compensation.
Compensation of Directors
Our directors who do not also serve in an executive officer capacity for us or Terra Income Advisors are entitled to receive annual cash retainer fees, fees for attending board and committee meetings and annual fees for serving as a committee chairperson. These director nominees are Messrs. Altman, Goldenberg and Marks. The above directors will receive an annual fee of $20,000, plus $2,500 for each board meeting attended in person, $1,000 for each board meeting attended via teleconference and $1,000 for each committee meeting attended. In addition, the chairman of the Audit Committee will receive an annual fee of $7,500 and the chairman of each of the Nominating and Corporate Governance Committee and the Valuation Committee, and any other committee, will receive an annual fee of $2,500 for their additional services. We will also reimburse each of the above directors for all reasonable and authorized business expenses in accordance with our policies as in effect from time to time, including reimbursement of reasonable out‑of‑pocket expenses incurred in connection with attending each board meeting and each committee meeting not held concurrently with a board meeting. We do not pay compensation to our directors who also serve in an executive officer capacity for us or Terra Income Advisors.
The following table sets forth compensation of our directors for the year ended December 31, 2019:

Name	Fees Earned or Paid in Cash	All Other Compensation	Total
Year Ended December 31, 2019
Interested Director
Vikram S. Uppal	$—	$—	$—
Independent Directors
Jeffrey M. Altman	$39,000	$—	$39,000
Michael L. Evans *	$14,264	$—	$14,264
Spencer Goldenberg *	$29,736	$—	$29,736
Robert E. Marks	$39,000	$—	$39,000
* On April 25, 2019, we held our annual meeting of stockholders, at which time the appointment of Mr. Goldenberg as an independent director to replace Mr. Evans was approved by the affirmative vote of a majority of the outstanding shares of common stock entitled to vote at the annual meeting.

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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth, as of February 21, 2020, information with respect to the beneficial ownership of our common stock by:

•	any person known to us to beneficially own more than 5% of the outstanding shares of our common stock;

•	each member of the Board and each executive officer; and

•	all of the members of the Board and executive officers as a group.
Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. There are no shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of February 21, 2020. Ownership information for those persons who beneficially own 5% or more of our shares of common stock is based upon reports filed by such persons with the SEC and other information obtained from such persons, if available. Unless otherwise indicated, we believe that each beneficial owner set forth in the table below has sole voting and investment power. Our directors are divided into two groups: interested directors and independent directors. Interested directors are “interested persons” of the Company as defined in Section 2(a)(19) of the 1940 Act.

Shares Beneficially Owned as of February 21, 2020
Name (1)	Number of Shares	Percentage (2)
Interested Director
Vikram S. Uppal	—	—
Independent Directors
Jeffrey M. Altman	—	—
Spencer Goldenberg	—	—
Robert E. Marks	—	—
Executive Officers
Gregory M. Pinkus	—	—
Daniel J. Cooperman	—	—
All officers and directors as a group (7 persons)	—	—
_______________

(1)	Unless otherwise indicated, the address of each beneficial owner is c/o Terra Capital Partners, LLC, 550 Fifth Avenue, 6th Floor, New York, New York 10036.

(2)	Based on a total of 8,252,073 shares of common stock issued and outstanding as of February 21, 2020.

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

The second part of the incentive fee, which we refer to as the incentive fee on capital gains, is an incentive fee on capital gains earned on liquidated investments from the portfolio and is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee equals 20% of our incentive fee on capital gains, which equals our realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, we accrue (but do not pay) for the unrealized capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.
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
Terra Income Advisors has funded our offering costs and organization costs. Organization expenses are expensed on our statements of operations. All offering costs incurred during the offering period are recorded as deferred charge and amortized over twelve months from the date the cost is incurred, with the exception of those costs that were incurred prior to the commencement of operations on June 24, 2015, which are being amortized over a 12-month period from that date forward. Terra Income Advisors is responsible for the payment of our cumulative organization and offering expenses to the extent such expenses exceed 1.5% of the gross proceeds from the Offering, without recourse against or reimbursement by us. As a result, Terra Income Advisors paid for all organization and offering expenses in excess of 1.5% of the gross proceeds from the Offering. As of the end of the Offering on April 20, 2018 and September 30, 2017, Terra Income Advisors funded offering costs and organization costs in the amount of $3.6 million and $3.2 million, respectively. As of the end of the Offering on April 20, 2018, we were obligated to reimburse Terra Income Advisors $1.6 million of the cumulative offering costs and organizations incurred, all of which were reimbursed. For the year ended December 31, 2019 and the transition period ended December 31, 2018, we did not make any reimbursement payments to Terra Income Advisors for offering costs incurred on our behalf because the offering costs have been fully reimbursed. For the years ended September 30, 2018 and 2017, we made reimbursement payments of $0.2 million and $1.0 million, respectively, to Terra Income Advisors for offering costs incurred on our behalf.
Under the Dealer Manager Agreement, Terra Capital Markets is entitled to receive selling commissions, broker-dealer fees and dealer manager fees in connection with the sale of shares of common stock in the Offering, all or a portion of which may be re-allowed to selected broker-dealers. On April 27, 2016, we adopted the amended dealer manager agreement (the “Amended Dealer Manager Agreement”) to change the terms of the underwriting compensation. On September 30, 2017, we adopted the Servicing Plan and the Second Amended Dealer Manager Agreement to revise the terms of the servicing fee (which was previously referred to as a transaction charge). For the year ended December 31, 2019 and the transition period ended December 31, 2018, we did not incur any broker-dealer commissions and fees because the Offering ended on April 20, 2018. For the years ended September 30, 2018 and 2017, we incurred $0.9 million and $3.3 million of broker-dealer commissions and fees, respectively, and, of this amount, $0.7 million and $2.3 million were re-allowed to selected broker-dealers, respectively.
On June 30, 2015, we entered into an expense support agreement (the “Expense Support Agreement”) with Terra Income Advisors. Pursuant to the Expense Support Agreement, Terra Income Advisors has agreed to reimburse us for certain operating expenses for any period since inception, until we and Terra Income Advisors mutually agree otherwise. This payment (the “Expense Support Payment”)for any month shall be paid by Terra Income Advisors to us in any combination of cash or other immediately available funds, and/or offsets against amounts due from us to Terra Income Advisors. Reimbursement shall be made as promptly as possible on a date mutually agreed to by us and Terra Income Advisors provided that (i) the operating expense ratio, defined as Net Operating Expenses expressed as a percentage of our net assets on the relevant measurement date, as of such reimbursement date is equal to or less than the operating expense ratio as of the Expense Support Payment date attributable to such specified Expense Support Payment, (ii) the annualized distribution rate (exclusive of any U.S. GAAP return of capital) as of such reimbursement date is equal to or greater than the annualized distribution rate as of the Expense Support Payment date attributable to such specified Expense Support Payment; (iii) such reimbursement date is not later than three years following such specified Expense Support Payment date; and (iv) the Expense Support Payment does not cause our Net Operating Expenses to exceed 1.5% of our net assets attributable to common shares, after taking such reimbursement into account. Terra Income Advisors is entitled to reimbursement of all previously unreimbursed Expense Support Payments in the event of termination of the Expense Support Agreement. For the year ended December 31, 2019, the transition period ended December 31, 2018 and the years ended September 30, 2018 and 2017, we did not record any Expense Support Payment. As of December 31, 2019, we have not reimbursed Terra Income Advisors for any Expense Support Payments because the conditions for reimbursement have not been met. As of December 31, 2019, all of the Expense Support Payments are no longer eligible for reimbursement because the three-year period has elapsed.
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
Capital Gains Incentive Fee
Pursuant to the terms of the Investment Advisory Agreement, the incentive fee on capital gains earned on liquidated investments of our portfolio is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). Such fee equals 20% of our incentive fee on capital gains (i.e., its realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. Once any amount of this fee has been earned, on a quarterly basis, we accrue (but do not pay) for the unrealized capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.
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
On April 19, 2016, the Board approved the Amended Dealer Manager Agreement. Under the terms of the Amended Dealer Manager Agreement, Terra Capital Markets receives selling commissions, dealer manager fees and broker-dealer fees of 3.0%, 1.5% and 1.0%, respectively, of gross proceeds from the Offering, all or a portion of which may be re-allowed to selected broker-dealers for marketing and expenses. In addition, Terra Capital Markets received a transaction charge at an annual rate of 1.125% of gross offering proceeds, excluding shares sold through the DRIP. The transaction charge was payable annually with respect to each share sold in the primary offering on the first, second, third and fourth anniversaries of the month of purchase.
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

The Board has determined that each of the directors and the director nominees are independent and has no material relationship with the Company, except as a director and stockholder of the Company, with the exception of Vikram S. Uppal. Mr. Uppal is an interested person of the Company due to their positions as Chief Executive Officer and Chairman, respectively, of the Company and of Terra Income Advisors.
Item 14. Principal Accountant Fees and Services.
For the year ended December 31, 2019, the transition period ended December 31, 2018 and the year ended September 30, 2018, KPMG LLP (“KPMG”) served as our independent auditor and provided certain tax and other services. The Audit Committee currently anticipates that it will engage KPMG as our independent auditor to audit our financial statements for the year ending December 31, 2020, subject to agreeing on fee estimates for the audit work. The Audit Committee reserves the right, however, to select a new auditor at any time in the future in its discretion if it deems such decision to be in the best interests of us and our stockholders. Any such decision would be disclosed to the stockholders in accordance with applicable securities laws.
Audit Fees
The following table displays fees for professional services by KPMG for the year ended December 31, 2019, the transition period ended December 31, 2018 and the year ended September 30, 2018:

	Year Ended December 31, 2019	Transition Period Ended December 31, 2018	Fiscal Year Ended September 30, 2018
Audit Fees	$216,500	$120,000	$241,500
Audit-Related Fees	—	—	—
Tax Fees	34,000	16,240	20,450
All Other Fees	—	—	—
Total	$250,500	$136,240	$261,950
Audit Fees.  Audit fees include fees for services that normally would be provided by KPMG in connection with statutory and regulatory filings or engagements and that generally only an independent accountant can provide. In addition to fees for the audit of our annual financial statements and the review of our quarterly financial statements in accordance with the standards of the Public Company Accounting Oversight Board (“PCAOB”), this category contains fees for comfort letters, statutory audits, consents, and assistance with and review of documents filed with the SEC.
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
Pre-Approval Policies
We have established a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by our independent auditor. Pursuant to this policy, the Audit Committee will pre-approve the audit and non-audit services performed by our independent auditor in order to assure that the provision of such services does not impair the auditor’s independence. Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval in accordance with the pre-approval policy, irrespective of the amount of fees associated with such services, and cannot commence until such approval has been granted. Normally, pre-approval is provided at the regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated must report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by our independent auditor to management. All services rendered by KPMG for the year ended December 31, 2019, the transition period ended December 31, 2018 and the fiscal year ended September 30, 2018 were pre-approved in accordance with the policies set forth above.

PART IV
Item 15.  Exhibits and Financial Statement Schedules.
The following documents are filed as part of this Annual Report on Form 10-K:
(1) Financial Statements
The following financial statements are set forth on Item 8:

Page
Report of Independent Registered Public Accounting Firm	F-1
Financial Statements:
Statements of Assets and Liabilities as of December 31, 2019 and 2018	F-2
Statements of Operations for the year ended December 31, 2019, the transition period ended December 31, 2018 and the years ended September 30, 2018 and 2017	F-3
Statements of Changes in Net Assets for the year ended December 31, 2019, the transition period ended December 31, 2018 and the years ended September 30, 2018 and 2017	F-4
Statements of Cash Flows for the year ended December 31, 2019, the transition period ended December 31, 2018 and the years ended September 30, 2018 and 2017	F-5
Schedule of Investments as of December 31, 2019 and 2018	F-7
Notes to Financial Statements	F-11
(2) Financial Statement Schedule
None
(3) Exhibits

Exhibit No.	Description and Method of Filing
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

4.1	Form of Subscription Agreement (incorporated by reference to Appendix A to the Final Prospectus dated February 2, 2018, filed with the SEC on February 2, 2018).
4.2	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K filed with the SEC on November 16, 2018)
4.3*	Description of Our Securities.
10.1	Second Amended and Restated Dealer Manager Agreement, dated as of September 30, 2017 (incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K filed with the SEC on November 20, 2017)
10.2	Servicing Plan, dated as of September 30, 2017 (incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K filed with the SEC on November 20, 2017)
10.3	Form of Selected Dealer Agreement (incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-K filed with the SEC on November 20, 2017)
10.4
Investment Advisory and Administrative Services Agreement, dated as of April 30, 2019, by and between Terra Income Fund 6, Inc. and Terra Income Advisors, LLC (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 1, 2019)

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
Opinion on the Financial Statements
We have audited the accompanying statements of assets and liabilities of Terra Income Fund 6, Inc. (the Company), including the schedules of investments, as of December 31, 2019 and 2018, the related statements of operations, changes in net assets, and cash flows for the year ended December 31, 2019, the three-month transition period ended December 31, 2018, and the years ended September 30, 2018 and 2017, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the year ended December 31, 2019, the three-month transition period ended December 31, 2018, and the years ended September 30, 2018 and 2017, in conformity with U.S. generally accepted accounting principles.
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
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2019 and 2018, by correspondence with custodian and portfolio companies. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP
We have served as the Company’s auditor since 2016.
New York, New York
February 21, 2020

Terra Income Fund 6, Inc.
Statements of Assets and Liabilities

	December 31,
	2019	2018
Assets
Investments, at fair value - non-controlled (amortized cost of $17,938,033 and $23,031,840, respectively)	$18,598,767	$23,571,020
Investment through participation interest, at fair value — non-controlled (amortized cost of $43,026,580 and $55,496,493, respectively) (Note 4)	43,237,452	55,915,765
Total investments	61,836,219	79,486,785
Cash and cash equivalents	17,057,558	6,072,043
Restricted cash	624,141	1,300,021
Interest receivable	529,819	669,404
Prepaid expenses and other assets	58,812	69,133
Total assets	80,106,549	87,597,386
Liabilities
Obligations under participation agreements, at fair value (proceeds of $3,120,888 and $0, respectively) (Note 4)	3,204,263	—
Interest reserve and other deposits held on investments	624,141	1,300,021
Due to Adviser, net	517,404	593,027
Accrued expenses	266,950	375,075
Interest payable from obligations under participation agreements	34,937	—
Distributions payable	—	—
Other liabilities	80,766	290,244
Total liabilities	4,728,461	2,558,367
Net assets	$75,378,088	$85,039,019
Commitments and contingencies (See Note 5)
Components of net assets:
Common stock, $0.001 par value, 450,000,000 shares authorized, and 8,232,636 and 8,975,103 shares issued and outstanding, respectively	$8,233	$8,975
Capital in excess of par	74,872,851	84,566,421
Accumulated distributable net income	497,004	463,623
Net assets	$75,378,088	$85,039,019
Net asset value per share	$9.16	$9.47

See notes to financial statements.

Terra Income Fund 6, Inc.
Statements of Operations

	Year Ended December 31, 2019	Transition Period Ended December 31, 2018	Years Ended September 30,
			2018	2017
Investment income
Interest income	$9,242,765	$2,635,214	$8,649,725	$4,916,169
Prepayment fee income	675,779	—	—	63,960
Other fee income	87,313	14,161	101,371	277,596
Total investment income	10,005,857	2,649,375	8,751,096	5,257,725
Operating expenses
Base management fees	1,594,165	424,550	1,684,442	1,202,568
Incentive fees on capital gains (1)	(32,884)	30,846	39,172	90,459
Operating expense reimbursement to Adviser (Note 4)	897,816	234,191	879,892	530,619
Servicing fees (Note 2, Note 4)	844,429	229,192	922,607	—
Professional fees	1,079,139	516,625	1,451,933	1,071,089
Interest expense from obligations under participation agreements (Note 4)	159,904	58,221	239,783	838,860
Marketing expenses	—	—	327,168	777,058
Amortization of deferred offering costs	—	—	114,132	375,748
Directors’ fees	122,000	34,625	117,875	113,000
Insurance expense	213,837	52,977	212,771	213,870
Interest expense on mortgage loan payable	—	—	—	35,974
General and administrative expenses	115,999	9,828	37,333	114,491
Total operating expenses	4,994,405	1,591,055	6,027,108	5,363,736
Less: Reduction of offering costs	—	—	—	(944,248)
Net operating expenses	4,994,405	1,591,055	6,027,108	4,419,488
Net investment income	5,011,452	1,058,320	2,723,988	838,237
Net change in unrealized appreciation on investments	(86,846)	143,358	205,961	416,920
Net change in unrealized (appreciation) depreciation on obligations under participation agreements	(73,474)	10,871	13,934	27,767
Net increase in net assets resulting from operations	$4,851,132	$1,212,549	$2,943,883	$1,282,924
Per common share data:
Net investment income per share	$0.57	$0.12	$0.31	$0.15
Net increase in net assets resulting from operations per share	$0.56	$0.13	$0.34	$0.23
Weighted average common shares outstanding	8,738,650	8,993,646	8,663,812	5,691,428
_______________

(1)
For the year ended December 31, 2019, the Company reversed $32,884 of incentive fees which were previously accrued. Incentive fees on capital gains are based on 20% of net unrealized capital gains. No incentive fees on capital gains are actually payable by the Company with respect to unrealized gains unless and until those gains are realized.

See notes to financial statements.

Terra Income Fund 6, Inc.
Statements of Changes in Net Assets

	Year Ended December 31, 2019	Transition Period Ended December 31, 2018	Years Ended September 30,
			2018	2017
Operations
Net investment income	$5,011,452	$1,058,320	$2,723,988	$838,237
Net change in unrealized appreciation on investments	(86,846)	143,358	205,961	416,920
Net change in unrealized (appreciation) depreciation on obligations under participation agreements	(73,474)	10,871	13,934	27,767
Net increase in net assets resulting from operations	4,851,132	1,212,549	2,943,883	1,282,924
Stockholder distributions
Distributions from return of capital	(2,801,281)	(876,881)	(4,665,786)	(4,631,433)
Distributions from net investment income	(4,817,753)	(1,098,653)	(2,887,713)	(467,761)
Net decrease in net assets resulting from stockholder distributions	(7,619,034)	(1,975,534)	(7,553,499)	(5,099,194)
Capital share transactions
Issuance of common stock	60,000	—	17,262,662	35,108,677
Reinvestment of stockholder distributions	2,213,069	613,297	2,283,295	1,696,283
Selling commissions and dealer manager fees	—	—	(914,494)	(3,324,658)
Reduction of transaction charge payable (Note 4)	—	—	—	3,195,513
Offering costs	(900)	—	—	—
Repurchases of common stock under stock repurchase plan	(9,165,198)	(584,703)	(3,582,730)	—
Net (decrease) increase in net assets resulting from capital share transactions	(6,893,029)	28,594	15,048,733	36,675,815
Net (decrease) increase in net assets	(9,660,931)	(734,391)	10,439,117	32,859,545
Net assets, at beginning of period	85,039,019	85,773,410	75,334,293	42,474,748
Net assets, at end of period	$75,378,088	$85,039,019	$85,773,410	$75,334,293
Accumulated (over-distributed) net investment income	$(301,129)	$(494,829)	$(454,496)	$(404,902)

Capital share activity
Shares outstanding, at beginning of period	8,975,103	8,972,358	7,530,130	4,222,358
Shares issued from subscriptions	6,276	—	1,587,124	3,148,661
Shares issued from reinvestment of stockholder distributions	236,743	63,906	221,864	159,111
Shares repurchased under stock repurchase plan and other	(985,486)	(61,161)	(366,760)	—
Shares outstanding, at end of period	8,232,636	8,975,103	8,972,358	7,530,130

See notes to financial statements.

Terra Income Fund 6, Inc.
Statements of Cash Flows

	Year Ended December 31, 2019	Transition Period Ended December 31, 2018	Years Ended September 30,
			2018	2017
Cash flows from operating activities:
Net increase in net assets resulting from operations	$4,851,132	$1,212,549	$2,943,883	$1,282,924
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized appreciation on investments	86,846	(143,358)	(205,961)	(416,920)
Net change in unrealized appreciation on obligations under participation agreements	73,474	(10,871)	(13,934)	(27,767)
Amortization of deferred offering costs	—	—	114,132	375,748
Amortization and accretion of investment-related fees, net	(463,910)	(181,033)	(489,380)	(277,558)
Amortization of discount on investments	(8,573)	(2,143)	(8,571)	96,846
Paid-in-kind interest, net	(91,878)	(19,529)	(161,266)	(32,381)
Purchases of investments	(19,385,437)	(16,343,778)	(31,935,831)	(44,777,167)
Repayments of investments	37,523,419	9,616,158	6,179,599	28,508,960
Changes in operating assets and liabilities:
Decrease in deferred offering costs	—	—	—	361,482
Decrease (increase) in interest receivable	139,585	(3,120)	(228,283)	(159,577)
Decrease (increase) in prepaid expenses and other assets	10,321	(21,490)	61,333	165,875
(Decrease) increase in interest reserve and other deposits held on investments	(675,880)	(213,870)	(33,516)	710,973
(Decrease) increase in due to Adviser, net	(75,623)	16,808	(245,840)	(1,166,629)
(Decrease) increase in accrued expenses	(108,125)	(65,034)	194,161	27,588
Decrease in directors’ fees payable	—	—	(5,625)	—
Increase (decrease) in interest payable from obligations under participation agreements	34,937	(16,250)	—	(128,325)
(Decrease) increase in payable for unsettled stock subscriptions	—	—	(226,642)	226,642
(Decrease) increase in other liabilities	(209,478)	17,349	191,396	(119,834)
Net cash provided by (used in) operating activities	21,700,810	(6,157,612)	(23,870,345)	(15,349,120)
Cash flows from financing activities:
Proceeds from obligations under participation agreements	3,120,888	—	—	—
Issuance of common stock	60,000	—	17,262,662	35,108,677
Payments of selling commissions and dealer manager fees	—	—	(995,674)	(2,239,699)
Payments of offering costs	(900)	—	—	—
Payments of stockholder distributions	(5,405,965)	(1,362,237)	(5,270,204)	(3,402,911)
Payments for repurchases of common stock under stock repurchase plan	(9,165,198)	(584,703)	(3,582,730)	—
Repayments of obligations under participation agreements	—	(1,791,000)	—	(12,863,770)
Proceeds from mortgage financing	—	—	—	3,333,333
Repayments of mortgage financing	—	—	—	(3,333,333)
Net cash (used in) provided by financing activities	(11,391,175)	(3,737,940)	7,414,054	16,602,297

Terra Income Fund 6, Inc.
Statements of Cash Flows (continued)

	Year Ended December 31, 2019	Transition Period Ended December 31, 2018	Years Ended September 30,
			2018	2017
Net increase (decrease) in cash, cash equivalents and restricted cash	10,309,635	(9,895,552)	(16,456,291)	1,253,177
Cash, cash equivalents and restricted cash, at beginning of period	7,372,064	17,267,616	33,723,907	32,470,730
Cash, cash equivalents and restricted cash, at end of period (Note 2)	$17,681,699	$7,372,064	$17,267,616	$33,723,907

Supplemental disclosure of cash flow information:
Interest paid on obligations under participation agreements	$115,067	$47,450	$237,250	$748,907
Supplemental non-cash information:
Reinvestment of stockholder distributions	$2,213,069	$613,297	$2,283,295	$1,696,283

See notes to financial statements.

Terra Income Fund 6, Inc.
Schedule of Investments
December 31, 2019

Portfolio Company (1)	Collateral Location	Property Type	Coupon Rate (2)	Current Interest Rate	Exit Fee	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (3)	% of Net Assets (4)
Investments — non-controlled
Mezzanine loans:
Hertz Clinton One Mezzanine, LLC	US - MS	Office	12.00%	12.00%	0.00%	3/18/2016	1/1/2025	$2,500,000	$2,457,144	$2,706,405	3.6%
Dwight Mezz II, LLC	US - CA	Student housing	11.00%	11.00%	0.00%	5/11/2017	5/6/2027	3,000,000	3,000,000	3,075,315	4.1%
Stonewall Station Mezz LLC (5)(7)	US - NC	Hotel	Current 12.00% PIK 2.00%	14.00%	1.00%	5/31/2018	5/20/2021	4,308,818	4,310,524	4,348,735	5.7%
LD Milpitas Mezz, LP (5)(6)(8)	US - CA	Hotel	LIBOR + 10.25% (2.75% Floor)	13.00%	1.00%	6/27/2018	6/27/2021	12,483,552	12,480,889	12,817,047	17.0%
									22,248,557	22,947,502	30.4%
Preferred equity investments:
City Gardens 333 LLC (5)(7)	US - CA	Student housing	LIBOR + 9.95% (2.00% Floor)	11.95%	0.00%	4/11/2018	4/1/2021	3,926,961	3,906,762	3,928,089	5.2%
RS JZ Driggs, LLC (5)(7)	US - NY	Multifamily	12.25%	12.25%	1.00%	5/1/2018	5/1/2020	4,100,000	4,127,222	4,138,668	5.5%
Orange Grove Property Investors, LLC (5)(7)	US - CA	Condominium	LIBOR + 8.00% (4.00% Floor)	12.00%	1.00%	5/24/2018	6/1/2021	8,480,000	8,484,231	8,556,332	11.3%
NB Private Capital, LLC (5)(7)	Various	Student housing	LIBOR + 10.50% (3.50% Floor)	14.00%	1.00%	7/27/2018	4/16/2021	3,333,333	3,306,795	3,363,464	4.5%
370 Lex Part Deux, LLC (5)(7)	US - NY	Office	LIBOR + 8.25% (2.44% Floor)	10.69%	0.00%	12/17/2018	1/9/2022	16,922,482	16,871,046	16,882,760	22.4%
									36,696,056	36,869,313	48.9%
First mortgages:
TSG-Parcel 1, LLC (5)(7)	US - CA	Land	LIBOR + 10.00% (2.00% Floor)	12.00%	1.00%	7/10/2015	3/31/2020	2,000,000	2,020,000	2,019,404	2.7%
									2,020,000	2,019,404	2.7%

Total Investments — non-controlled									$60,964,613	$61,836,219	82.0%
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

(4)	Percentages are based on net assets of $75.4 million as of December 31, 2019.

(5)	Participation interest is with Terra Property Trust, Inc., a related-party real estate investment trust managed by an affiliate of the Company’s sponsor.

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

(8)
On June 27, 2018, the Company entered into agreement with the borrower to provide funding commitment of up to $17.0 million. As of December 31, 2019, this investment had an unfunded commitment of $4.5 million.

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

(7)	The Company acquired these investments through participation agreements. See “Participation Agreements” in Note 4 in the accompanying notes to the financial statements.

(8)	As of December 31, 2018, this investment had an unfunded commitment of $1.2 million.

(9)	This investment was co-invested with Terra Property Trust, Inc.

(10)	On June 27, 2018, the Company entered into agreement with the borrower to provide funding commitment of up to $17.0 million. As of December 31, 2018, none of the commitment has been funded.

(11)	On January 11, 2019, the borrower made a partial repayment of $7.6 million on this investment. In connection with the repayment, the maturity date of the investment was extended to March 5, 2019.

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
On December 11, 2018, the Company’s board of directors (the “Board”) voted to approve a change in its fiscal year from September 30 to December 31 in connection with its plan to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes under Subchapter M of the Code. The Board delegated to its management the authority to determine when such change in fiscal year would take effect. On December 31, 2018, the Company’s management determined to change its tax election from taxation as a RIC to taxation as a REIT under Subchapter M of the Code. The REIT tax election allows the Company to benefit from the preferential tax treatment afforded to both RICs and REITs, without the Company being subject to RIC-specific diversification restrictions. The Company elected to be taxed as a REIT under the Code commencing with its short taxable year beginning October 1, 2018 and ending December 31, 2018. Concurrent with the change in its tax election, the Company changed its fiscal year from September 30 to December 31 to satisfy the REIT requirement under the Code.
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
On February 8, 2018, a pooled investment vehicle advised by Axar Capital Management L.P. (“Axar”) entered into an investment agreement with Terra Capital Partners and its affiliates pursuant to which Axar acquired from the respective owners thereof a 65.7% economic and voting interest in Terra Capital Partners and an initial 49% economic interest, but no voting interest, in Terra Income Advisors. On November 30, 2018, Axar purchased the remaining 34.3% economic interest in Terra Capital Partners. On April 25, 2019, the Company held its annual meeting of stockholders, at which time a new Investment Advisory Agreement was approved by the affirmative vote of a majority of the outstanding shares of common stock entitled to vote at the annual meeting. Accordingly, on April 30, 2019, Axar acquired the remaining 51% economic interest and 100% of the voting interest in Terra Income Advisors, and the Company and Terra Income Advisors entered into a new Investment Advisory Agreement. Such new Investment Advisory Agreement has the same economic terms and is in all material respects otherwise on the same terms as the Investment Advisory Agreement in effect immediately prior to April 30, 2019, except for the date of the agreement. Pursuant to Section 15 of the 1940 Act, the new Investment Advisory Agreement has an initial two year term, but will be required to be renewed annually thereafter at an in-person meeting of the Board.
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation:  The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The accompanying financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-K and Articles 6 or 10 of Regulation S-X. The Company is an investment company, as defined under U.S. GAAP, and applies accounting and reporting guidance in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 946, Financial Services — Investment Companies. Certain prior period information has been reclassified to conform to the current period presentation.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s statements of assets and liabilities to the total amount shown in its statements of cash flows:

	December 31,		September 30,
	2019	2018	2018	2017
Cash and cash equivalents	$17,057,558	$6,072,043	$15,753,725	$32,176,500
Restricted cash	624,141	1,300,021	1,513,891	1,547,407
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$17,681,699	$7,372,064	$17,267,616	$33,723,907
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
Valuation of Obligations under Participation Agreements: The Company has elected the fair value option under ASC Topic 825, Financial Instruments, relating to accounting for debt obligations at their fair value for obligations under participation agreements which arose due to partial loan sales which did not meet the criteria for sale treatment under ASC Topic 860, Transfers and Servicing. The Company employs the yield approach valuation methodology used for the real-estate related loan investments on its obligations under participation agreements.
Stockholder Dividends and Distributions:  Dividends and distributions to stockholders, which are determined in accordance with federal income tax regulations, are recorded on the record date. The amount to be paid out as a dividend or distribution is approved by the Board. Net realized capital gains, if any, are generally distributed or deemed distributed at least annually. The Company adopted an “opt in” DRIP pursuant to which stockholders may elect to have the full amount of stockholders cash distributions reinvested in additional shares of common stock. Participants in the DRIP are free to elect to participate or terminate participation in the plan within a reasonable time as specified in the plan. For stockholders who have opted in to the DRIP, they have their cash distributions reinvested in additional shares of common stock, rather than receiving the cash distributions. The Company coordinated distribution payment dates so that the same price that was used for the semi-monthly closing date immediately following such distribution payment date used to calculate the purchase price for purchasers under the DRIP. In such case, a stockholder’s reinvested distributions was used to purchase shares at a price equaled to 95% of the price that shares were sold in the offering at the semi-monthly closing immediately following the distribution payment date and such price may represent a premium to net asset value (“NAV”) per share.
On August 7, 2018, the Board, including all of the directors who are not “interested persons” as defined in the 1940 Act, voted to adopt an amended and restated DRIP, which amended the Company’s previous DRIP to provide that the Company now sells shares thereunder at a price equal to its most recently disclosed NAV per share of its common stock immediately prior to the applicable distribution payment date. The terms of the previous DRIP otherwise remain unchanged. In accordance with the terms of the DRIP, the amended and restated DRIP went into effect on September 8, 2018.
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
Servicing Fee: The Company pays Terra Capital Markets a servicing fee at an annual rate of 1.125% of the most recently published NAV per share, excluding shares sold through the DRIP, in exchange for providing certain administrative support services (Note 4) to stockholders such as establishing and maintaining stockholder accounts, customer service support and assisting stockholders in changing account options, account designations and account addresses. The servicing fee is recorded as expense on the statements of operations in the period in which it was incurred.
Income Taxes:  The Company initially elected to operate so as to qualify to be taxed as a RIC as defined under Subchapter M of the Code. Generally, a RIC is not required to pay corporate-level federal income tax on income and gains distributed to stockholders, provided that it distributes at least 90.0% of “investment company taxable income,” as defined in the Code, each year and meets specified source-of-income and asset diversification requirements. Dividends paid up to one year after the current tax year can be carried back to the prior tax year for determining the dividends paid in such tax year. For the years ended September 30, 2018 and 2017, the Company distributed sufficient dividends to maintain its qualification to be taxed as a RIC.
On December 31, 2018, the Company announced its intention to change its tax election from taxation as a RIC to taxation as a REIT. The Company elected to be taxed as a REIT under the Code commencing with its short taxable year beginning October 1, 2018 and ending December 31, 2018. In order to qualify as a REIT, the Company is required, among other things, to distribute at least 90% of its REIT net taxable income to the stockholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Company is not subject to U.S. federal income taxes on income and gains distributed to the stockholders as long as certain requirements are satisfied, principally relating to the nature of income and the level of distributions, as well as other factors. If the Company fails to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal and state income taxes at regular corporate rates beginning with the year in which it fails to qualify and may be precluded from being able to elect to be treated as a REIT for the Company’s four subsequent taxable years. For the year ended December 31, 2019 and the transition period ended December 31, 2018, the Company satisfied all the requirements for a REIT and accordingly, no provision for federal income taxes has been included in the financial statements.
The Company did not have any uncertain tax positions that met the recognition or measurement criteria under accounting for income taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its statements of operations. For the year ended December 31, 2019, the transition period ended December 31, 2018 and the years ended September 30, 2018 and 2017, the Company did not incur any interest or penalties. Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The Company’s 2015-2018 federal tax years remain subject to examination by the Internal Revenue Service and the state department of revenue.
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
The financial statements include investments at fair value of $61.8 million and $79.5 million at December 31, 2019 and 2018, respectively, and obligations under participation agreements at fair value of $3.2 million and zero at December 31, 2019 and 2018, respectively. These fair values have been determined in good faith by the Board. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments and obligations under participation agreements, and the differences could be material.
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
Note 3. Investments
The following tables show the composition of the investment portfolio, at amortized cost and fair value at December 31, 2019 and 2018, respectively (with corresponding percentage of total portfolio investments):

	December 31, 2019
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Loans	$17,938,033	29.4%	$18,598,767	30.1%
Loans through participation interest (Note 4)	43,026,580	70.6%	43,237,452	69.9%
Total	$60,964,613	100.0%	$61,836,219	100.0%

	December 31, 2018
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Loans	$23,031,840	29.3%	$23,571,020	29.7%
Loans through participation interest (Note 4)	55,496,493	70.7%	55,915,765	70.3%
Total	$78,528,333	100.0%	$79,486,785	100.0%
Obligations under Participation Agreements
The Company has elected the fair value option relating to accounting for debt obligations at their fair value for its obligations under participation agreements which arose due to partial loan sales which did not meet the criteria for sale treatment. The Company employs the same yield approach valuation methodology used for the real estate-related loan investments on the Company’s obligations under participation agreements. As of December 31, 2019, obligations under participation agreements at fair value was $3.2 million and the weighted average contractual interest rate on the obligations under participation agreements was 13.0%. As of December 31, 2018, the Company did not have any funded obligations under participation agreements. For the year ended December 31, 2019, the Company transferred $3.1 million of investments to affiliates through participation agreements and did not make any repayments on obligations under participation agreements. For the transition period ended December 31, 2018, the Company did not transfer any investments to affiliates through participation agreements and made $1.8 million of repayments on obligations under participation agreements. For the year ended September 30, 2018, the Company did not transfer any investments to affiliates through participation agreements and did not make any repayments on obligations under participation agreements. For the year ended September 30, 2017, the Company did not transfer any investments to affiliates through participation agreements and made $12.9 million of repayments on obligations under participation agreements, including PIK interest of $0.4 million.
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
The following tables present fair value measurements of investments, by major class, as of December 31, 2019 and 2018, according to the fair value hierarchy:

	December 31, 2019
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Loans	$—	$—	$18,598,767	$18,598,767
Loans through participation interest	—	—	43,237,452	43,237,452
Total Investments	$—	$—	$61,836,219	$61,836,219

Obligations under participation agreements	$—	$—	$3,204,263	$3,204,263

	December 31, 2018
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Loans	$—	$—	$23,571,020	$23,571,020
Loans through participation interest	—	—	55,915,765	55,915,765
Total Investments	$—	$—	$79,486,785	$79,486,785

Obligations under participation agreements	$—	$—	$—	$—
Changes in Level 3 investments for the year ended December 31, 2019, the transition period ended December 31, 2018 and the years ended September 30, 2018 and 2017 were as follows:

	Year Ended December 31, 2019
	Loans	Loans Through Participation	Total Investments	Obligations under Participation Agreements
Balance as of January 1, 2019	$23,571,020	$55,915,765	$79,486,785	$—
Purchases of investments	12,376,727	7,008,710	19,385,437	—
Repayments of investments	(17,717,701)	(19,805,718)	(37,523,419)	—
Net change in unrealized appreciation on investments	121,556	(208,402)	(86,846)	—
PIK interest income, net	—	91,878	91,878	—
Amortization and accretion of investment-related fees, net	238,592	235,219	473,811	9,901
Amortization of discount and premium on investments, net	8,573	—	8,573	—
Proceeds from obligations under participation agreements	—	—	—	3,120,888
Net change in unrealized appreciation on obligations under participation agreements	—	—	—	73,474
Balance as of December 31, 2019	$18,598,767	$43,237,452	$61,836,219	$3,204,263
Net change in unrealized appreciation or depreciation for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized appreciation on investments and obligations under participation agreements	$280,553	$(165,298)	$115,255	$73,474

	Transition Period Ended December 31, 2018
	Loans	Loans Through Participation	Total Investments	Obligations under Participation Agreements
Balance as of October 1, 2018	$29,174,139	$43,246,193	$72,420,332	$1,809,101
Purchases of investments	—	16,343,778	16,343,778	—
Repayments of investments	(5,829,000)	(3,787,158)	(9,616,158)	—
Net change in unrealized appreciation on investments	142,796	562	143,358	—
PIK interest income, net	—	19,529	19,529	—
Amortization and accretion of investment-related fees, net	80,942	92,861	173,803	(7,230)
Amortization of discount and premium on investments, net	2,143	—	2,143	—
Net change in unrealized depreciation on obligations under participation agreements	—	—	—	(10,871)
Repayments of obligations under participation agreements	—	—	—	(1,791,000)
Balance as of December 31, 2018	$23,571,020	$55,915,765	$79,486,785	$—
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

Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur. For the year ended December 31, 2019, the transition period ended December 31, 2018 and the years ended September 30, 2018 and 2017, there were no transfers.
Significant Unobservable Inputs
The following table summarizes the significant unobservable inputs used by the Company to value the Level 3 investments as of December 31, 2019 and 2018. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

December 31, 2019
		Primary Valuation Technique	Unobservable Input	Range		Weighted
Asset Category	Fair Value			Minimum	Maximum	Average
Assets:
Loans	$18,598,767	Discounted cash flow	Discount rate	10.15%	11.90%	11.45%
Loans through participation interest	43,237,452	Discounted cash flow	Discount rate	11.00%	14.95%	12.15%
Total Level 3 Assets	$61,836,219
Liabilities:
Obligations under participation agreements	$3,204,263	Discounted cash flow	Discount rate	11.90%	11.90%	11.90%

December 31, 2018
		Primary Valuation Technique	Unobservable Input	Range		Weighted
Asset Category	Fair Value			Minimum	Maximum	Average
Assets:
Loans	$23,571,020	Discounted cash flow	Discount rate	10.15%	13.00%	11.94%
Loans through participation interest	55,915,765	Discounted cash flow	Discount rate	10.77%	14.00%	12.00%
Total Level 3 Assets	$79,486,785
Liabilities:
Obligations under participation agreements	$—	Discounted cash flow	Discount rate	—	—	—

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
The following table presents a summary of such fees and reimbursements in accordance with the terms of the related agreements:

	Year Ended December 31, 2019	Transition Period Ended December 31, 2018	Years Ended September 30,
			2018	2017
Amounts Included in the Statements of Operations
Base management fees	$1,594,165	$424,550	$1,684,442	$1,202,568
Incentive fees on capital gains (1)	(32,884)	30,846	39,172	90,459
Operating expense reimbursement to Adviser (2)	897,816	234,191	879,892	530,619
Servicing fees (3)	844,429	229,192	922,607	—
Commissions and dealer manager fees incurred
Commissions and dealer manager fees (4)	$—	$—	$914,494	$3,324,658
Reduction of transaction charge payable (5)	$—	$—	$—	$(3,195,513)
_______________

(1)
For the year ended December 31, 2019, the Company reversed $32,884 of incentive fees which were previously accrued. Incentive fees on capital gains are based on 20% of net unrealized capital gains. Incentive fees on capital gains are based on 20% of net unrealized capital gains. No incentive fees on capital gains are actually payable by the Company with respect to unrealized gains unless and until those gains are realized.

(2)	Amounts were primarily compensation for time spent supporting the Company’s day-to-day operations.

(3)
As discussed in “Dealer Manager Agreement” below, on September 30, 2017, the Company adopted the servicing plan. The servicing fee is recorded as expense on the statements of operations in the period in which it was incurred. As of both December 31, 2019 and 2018, unpaid servicing fees were $0.1 million and were included in accrued expenses on the statements of assets and liabilities. There were no commissions and dealer manager fees incurred for the year ended December 31, 2019 and the transition period ended December 31, 2018 because the Offering ended on April 20, 2018.

(4)
Of the amounts, $0.7 million and $2.3 million for the years ended September 30, 2018 and 2017, respectively, were re-allowed to selected broker-dealers. Amounts were recorded as reductions to capital in excess of par on the statements of assets and liabilities. There were no commissions and dealer manager fees incurred for the year ended December 31, 2019 and the transition period ended December 31, 2018 because the Offering ended on April 20, 2018.

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

Due to / Due from Adviser
The Company determined that it has the right of offset on the amounts due to and due from Terra Income Advisors under the guidance in ASC Topic 210, Balance Sheet. As such, the net amount is presented as Due to Adviser, net on the statements of assets and liabilities. The following table presents a summary of Due to Adviser, net as of December 31, 2019 and 2018:

	December 31,
	2019	2018
Due to Adviser:
Base management fee and expense reimbursement payable	$365,895	$404,622
Incentive fees on capital gains (1)	155,521	188,405
	521,416	593,027
Due from Adviser:
Reimbursable costs - other operating expense	4,012	—
Due to Adviser, net	$517,404	$593,027
_______________

(1)
Incentive fees on capital gains are based on 20% of accumulated net unrealized capital gains of $0.8 million and $1.0 million as of December 31, 2019 and 2018, respectively. No incentive fees on capital gains are actually payable by the Company with respect to unrealized gains unless and until those gains are realized.

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

The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is an incentive fee on capital gains earned on liquidated investments from the portfolio and is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee equals 20.0% of the Company’s incentive fee on capital gains, which equals the realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, the Company accrues (but does not pay) for the unrealized capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.
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
Upon meeting the Minimum Offering Requirement, Terra Income Advisors is responsible for the payment of the Company’s cumulative organization and offering expenses to the extent such expenses exceed 1.5% of the gross proceeds from the Offering without recourse against or reimbursement by the Company. As a result, Terra Income Advisors paid for all organization and offering expenses in excess of 1.5% of the gross proceeds from the Offering. Based on the gross proceeds from the Offering, the Company was responsible for $1.6 million of the cumulative offering and organization costs incurred by Terra Income Advisors, all of which were reimbursed to Terra Income Advisors. For the year ended December 31, 2019 and the transition period ended December 31, 2018, the Company did not make any reimbursement payments to Terra Income Advisors for offering costs incurred on behalf of the Company because all of the offering costs have been reimbursed. For the years ended September 30, 2018 and 2017, the Company made reimbursement payments of $0.2 million and $1.0 million, respectively, to Terra Income Advisors for offering costs incurred on behalf of the Company.
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
On September 30, 2017, the Board adopted the Servicing Plan and the Second Amended Dealer Manager Agreement. Pursuant to the Servicing Plan, Terra Capital Markets receives a servicing fee at an annual rate of 1.125% of the most recently published NAV per share of the Company’s common stock, excluding shares sold through the DRIP, in exchange for providing certain administrative support services. With respect to each share sold, the servicing fee will be payable annually on the anniversary of the applicable month of purchase. Terra Capital Markets, in its discretion, may re-allow a portion of such servicing fee to participating dealers for performing certain administrative support services. The Servicing Plan will remain in effect for so long as such continuance is approved quarterly by the Board, including a majority of the directors who are not “interested persons” as defined in the 1940 Act and who have no direct or indirect financial interest in the operation of the Servicing Plan or in any agreements entered into in connection therewith. In addition, the Board will review all payments made pursuant to the Servicing Plan at least quarterly. The Company will no longer incur the annual servicing fee upon the earlier of (i) the aggregate underwriting compensation from all sources, including selling commissions, dealer manager fees, broker-dealer fees, and servicing fees would exceed 10% of the gross proceeds in the Offering, (ii) with respect to a specific share, the date that such share is redeemed or is no longer outstanding, and (iii) the date, if any, upon which a liquidity event occurs. In connection with the adoptions of the Servicing Plan and the Second Amended Dealer Manager Agreement, the Company reduced the previously recorded transaction charges by $3.2 million, as reflected on the statements of changes in net assets.

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

(2)
As of December 31, 2019, the Company has not reimbursed Terra Income Advisors for any Expense Support Payments because the conditions for reimbursement have not been met. Additionally, as of December 31, 2019, all of the expense reimbursement payments are no longer eligible for reimbursement because the three-year period has elapsed.

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
Participation interest purchased by the Company: The below tables list the investment interests participated by the Company via participation agreement (each, a “PA”) as of December 31, 2019 and 2018. In accordance with the terms of each PA, each Participant’s rights and obligations, including interest income and other income (e.g., exit fee and prepayment income) and related fees/expenses are based upon its respective pro-rata participation interest in such investments, as specified in the respective PA. The Company’s share of the investment is repayable only from the proceeds received from the related borrower/issuer of the investment, and therefore the Company is also subject to the credit risk (i.e., risk of default by the underlying borrower/issuer).
Pursuant to each PA, the affiliated fund receives and allocates the interest income and other related investment incomes in respect of the investment to the Company. The Company pays related expenses (i.e., the base management fee) directly to Terra Income Advisors.

	December 31, 2019			December 31, 2018
	Participating Interests	Principal Balance	Fair Value	Participating Interests	Principal Balance	Fair Value
370 Lex Part Deux, LLC (1)	35.0%	$16,922,482	$16,882,760	35.0%	$15,225,000	$15,225,000
Orange Grove Property Investors, LLC (1)	80.0%	8,480,000	8,556,332	80.0%	6,680,000	6,733,003
Stonewall Station Mezz LLC (1)(3)	44.0%	4,308,818	4,348,735	44.0%	3,761,540	3,792,025
RS JZ Driggs, LLC (1)	50.0%	4,100,000	4,138,668	50.0%	2,020,675	2,037,807
City Gardens 333 LLC (1)	14.0%	3,926,961	3,928,089	14.0%	2,914,245	2,914,245
NB Private Capital, LLC (1)	16.7%	3,333,333	3,363,464	16.7%	4,250,000	4,284,030
TSG-Parcel 1, LLC (1)	11.1%	2,000,000	2,019,404	11.1%	2,000,000	2,019,799
OHM Atlanta Owner, LLC (1)(2)	—	—	—	40.8%	11,224,490	11,335,609
140 Schermerhorn Street Mezz LLC (1)(2)	—	—	—	50.0%	7,500,000	7,574,247
Total		$43,071,594	$43,237,452		$55,575,950	$55,915,765
_______________

(1)	Participation held in the name of Terra Property Trust, Inc., an affiliated fund managed by a subsidiary of Terra Capital Partners.

(2)	These participations were repaid during the year ended December 31, 2019.

(3)	The principal amount includes PIK interest of $128,818 and $36,940 as of December 31, 2019 and 2018, respectively.
Transfers of participation interests by the Company: The following table summarizes the investments that were subject to PAs with investment partnerships affiliated with Terra Income Advisors as of December 31, 2019 and 2018:

			December 31, 2019
			Transfers treated as obligations under participation agreements
	Principal	Fair Value	% Transferred	Principal	Fair Value
LD Milpitas Mezz, LP (1)	$12,483,552	$12,817,047	25.0%	$3,120,888	$3,204,263

			December 31, 2018
			Transfers treated as obligations under participation agreements
	Principal	Fair Value	% Transferred	Principal	Fair Value
LD Milpitas Mezz, LP (1)	—	—	25.0%	—	—
_______________

(1)
On June 27, 2018, the Company entered into a participation agreement with Terra Property Trust, Inc. to sell a 25% participation interest, or $4.3 million, in a $17.0 million mezzanine loan. As of December 31, 2019, this loan had an unfunded commitment of $4.5 million.

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
Note 5. Commitments and Contingencies
In the ordinary course of business, the Company may enter into future funding commitments, which are subject to the borrower meeting certain performance-related metrics that are monitored by the Company. As of December 31, 2019 and 2018, the Company had $4.5 million and $18.2 million, respectively, of unfunded commitments. The Company expects to maintain sufficient cash on hand to fund such unfunded commitments, including matching these commitments with principal repayments on outstanding loans.
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

The following table reconciles net increase in net assets resulting from operations to taxable income:

	Year Ended December 31, 2019	Transition Period Ended December 31, 2018	Years Ended September 30,
			2018	2017
Net increase in net assets resulting from operations	$4,851,132	$1,212,549	$2,943,883	$1,282,924
Net change in unrealized appreciation on investments	86,846	(143,358)	(205,961)	(416,920)
Net change in unrealized appreciation on obligations under participation agreements	73,474	(10,871)	(13,934)	(27,767)
Amortization of deferred offering costs	—	—	114,132	375,748
Reduction of offering costs	—	—	—	(944,248)
Expense reimbursement from Adviser	—	—	—	—
Incentive fees on capital gains	(32,884)	30,846	39,172	90,459
Other temporary differences (1)	(160,815)	9,487	10,421	107,565
Total taxable income	$4,817,753	$1,098,653	$2,887,713	$467,761
_______________

(1)	Other temporary differences primarily related to capitalization and amortization of transaction-related fees.
The following table reflects, for tax purposes, the estimated sources of the cash distributions that the Company has paid on its common stock:

	Year Ended December 31, 2019		Transition Period Ended December 31, 2018		Years Ended September 30,
					2018		2017
Source of Distribution	Distribution Amount (1)%		Distribution Amount (1)%		Distribution Amount (1)%		Distribution Amount (1)%
Return of capital	$2,801,281	36.8%	$876,881	44.4%	$4,665,786	61.8%	$4,631,433	90.8%
Net investment income	4,817,753	63.2%	1,098,653	55.6%	2,887,713	38.2%	467,761	9.2%
Distributions on a tax basis:	$7,619,034	100.0%	$1,975,534	100.0%	$7,553,499	100.0%	$5,099,194	100.0%
_______________

(1)	The Distribution Amount and Percentage reflected are estimated figures. The actual source of distributions are calculated in connection with the filing of the Company’s tax return.
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
For the year ended December 31, 2019 and the transition period ended December 31, 2018, there were no permanent differences. For the years ended September 30, 2018 and 2017, permanent difference was related to $0.1 million and $0.6 million of amortization of deferred offering expenses, respectively.
As of December 31, 2019 and 2018, the Company did not have differences between amortized cost basis and tax basis cost of investments.

Note 7. Directors’ Fees
The Company’s directors who do not serve in an executive officer capacity for the Company or Terra Income Advisors are entitled to receive annual cash retainer fees, fees for attending board and committee meetings and annual fees for serving as a committee chairperson. These directors receive an annual fee of $20,000, plus $2,500 for each board meeting attended in person, $1,000 for each board meeting attended via teleconference and $1,000 for each committee meeting attended. In addition, the chairman of the audit committee receives an annual fee of $7,500 and the chairman of each of the nominating and corporate governance and the valuation committees, and any other committee, receives an annual fee of $2,500 for their additional services. For the year ended December 31, 2019, the transition period ended December 31, 2018 and the years ended September 30, 2018 and 2017, the Company recorded $0.1 million, $0.03 million, $0.1 million and $0.1 million of directors’ fees expense, respectively.
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
Note 8. Capital
The Company’s Offering ended on April 20, 2018. Since the commencement of the Offering on June 24, 2015 and through the end of the Offering on April 20, 2018, the Company has sold 8,878,606 shares of common stock, including shares purchased by Terra Capital Partners and excluding shares sold through the DRIP, in both an initial private placement and from the Offering, for gross proceeds of $103.6 million. On January 17, 2019, the Company sold 6,276 shares of common stock at a price of $9.56 per share to an officer in a private placement. As of December 31, 2019, the Company had 8,232,636 shares of common stock outstanding.
On August 7, 2018, the Board voted to adopt an amended and restated DRIP, which amended the Company’s previous DRIP to provide that the Company now sells shares thereunder at a price equal to its most recently disclosed NAV per share of its common stock immediately prior to the applicable distribution payment date. The terms of the previous DRIP otherwise remain unchanged. In accordance with the terms of the DRIP, the amended and restated DRIP went into effect on September 8, 2018.
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
The following table provides information with respect to repurchases of the Company’s common stock since the program's inception:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Maximum Number of Shares Allowed to be Repurchased
Year Ended December 31, 2019:
Three Months Ended March 31, 2019	116,955	$9.47	223,679
Three Months Ended June 30, 2019 (1)	357,127	$9.37	223,679
Three Months Ended September 30, 2019 (1)	315,872	$9.25	223,679
Three Months Ended December 31, 2019	191,397	$9.15	223,679

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Maximum Number of Shares Allowed to be Repurchased
Transition Period Ended December 31, 2018:
Three Months Ended December 31, 2018	61,161	$9.56	163,674

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Maximum Number of Shares Allowed to be Repurchased
Year Ended September 30, 2018:
Three Months Ended December 31, 2017	65,456	$10.00	111,881
Three Months Ended March 31, 2018	34,980	$9.86	163,674
Three Months Ended June 30, 2018	98,903	$9.75	163,674
Three Months Ended September 30, 2018 (1)	167,421	$9.67	163,674
_______________

(1)	Shares validly tendered exceeded the maximum number of shares allowed to be repurchased, however, the Company elected to purchase all shares validly tendered.
Note 9. Net Increase in Net Assets
Income per share is computed by dividing income available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of December 31, 2019 and 2018, there were no dilutive shares.
The following information sets forth the computation of the weighted average net increase in net assets per share from operations for the year ended December 31, 2019, transition period ended December 31, 2018 and years ended September 30, 2018 and 2017:

	Year Ended December 31, 2019	Transition Period Ended December 31, 2018	Years Ended September 30,
Basic			2018	2017
Net increase in net assets resulting from operations	$4,851,132	$1,212,549	$2,943,883	$1,282,924
Weighted average common shares outstanding	8,738,650	8,993,646	8,663,812	5,691,428
Net increase in net assets per share resulting from operations	$0.56	$0.13	$0.34	$0.23
Note 10. Distributions
Distributions from net investment income and capital gain distributions are determined in accordance with U.S. federal income tax regulations, which differ from U.S. GAAP.

The following table reflects the Company’s distributions for the year ended December 31, 2019, the transition period ended December 31, 2018 and the years ended September 30, 2018 and 2017:

Record Date	Payment Date	Per Share Per Day	Distributions Paid in Cash	Distributions Paid through the DRIP	Total Distributions Paid/Accrued
Year Ended December 31, 2019
January 20, 2019	January 31, 2019	$0.002389	$463,408	$201,500	$664,908
February 20, 2019	February 28, 2019	0.002389	423,071	179,129	602,200
March 20, 2019	March 29, 2019	0.002389	472,614	195,507	668,121
April 20, 2019	April 30, 2019	0.002389	449,880	189,779	639,659
May 20, 2019	May 31, 2019	0.002389	467,067	196,200	663,267
June 20, 2019	June 28, 2019	0.002389	462,358	180,237	642,595
July 26, 2019	July 29, 2019	0.002389	454,782	184,214	638,996
August 26, 2019	August 27, 2019	0.002389	456,261	184,190	640,451
September 25, 2019	September 26, 2019	0.002389	449,128	171,949	621,077
October 28, 2019	October 29, 2019	0.002389	440,990	178,613	619,603
November 25, 2019	November 29, 2019	0.002389	427,924	173,070	600,994
December 26, 2019	December 27, 2019	0.002389	438,482	178,681	617,163
			$5,405,965	$2,213,069	$7,619,034

Record Date	Payment Date	Per Share Per Day	Distributions Paid in Cash	Distributions Paid through the DRIP	Total Distributions Paid/Accrued
Transition Period Ended December 31, 2018
October 20, 2018	October 31, 2018	$0.002389	$457,760	$206,734	$664,494
November 20, 2018	November 30, 2018	0.002389	443,634	200,955	644,589
December 20, 2018	December 29, 2018	0.002389	460,843	205,608	666,451
			$1,362,237	$613,297	$1,975,534

Record Date	Payment Date	Per Share Per Day	Distributions Paid in Cash	Distributions Paid through the DRIP	Total Distributions Paid/Accrued
Year Ended September 30, 2018
October 20, 2017	October 31, 2017	$0.002389	$379,643	$182,495	$562,138
November 20, 2017	November 30, 2017	0.002389	383,269	182,003	565,272
December 20, 2017	December 29, 2017	0.002389	406,236	195,247	601,483
January 20, 2018	January 31, 2018	0.002389	409,747	204,116	613,863
February 20, 2018	February 27, 2018	0.002389	377,936	189,792	567,728
March 20, 2018	March 30, 2018	0.002389	450,154	210,657	660,811
April 20, 2018	April 27, 2018	0.002389	443,998	203,856	647,854
May 20, 2018	May 31, 2018	0.002389	464,061	213,512	677,573
June 20, 2018	June 29, 2018	0.002389	514,611	142,098	656,709
July 20, 2018	July 30, 2018	0.002389	525,722	147,067	672,789
August 20, 2018	August 31, 2018	0.002389	460,580	213,263	673,843
September 20, 2018	September 28, 2018	0.002389	454,247	199,189	653,436
			$5,270,204	$2,283,295	$7,553,499

Record Date	Payment Date	Per Share Per Day	Distributions Paid in Cash	Distributions Paid through the DRIP	Total Distributions Paid/Accrued
Year Ended September 30, 2017
October 20, 2016	October 31, 2016	$0.002733	$237,090	$123,938	$361,028
November 20, 2016	November 30, 2016	0.002733	242,959	123,376	366,335
December 20, 2016	December 31, 2016	0.002733	264,315	132,250	396,565
January 20, 2017	January 31, 2017	0.002389	245,151	120,219	365,370
February 20, 2017	February 28, 2017	0.002389	229,907	113,350	343,257
March 20, 2017	March 31, 2017	0.002389	269,633	130,692	400,325
April 20, 2017	April 30, 2017	0.002389	274,065	136,743	410,808
May 20, 2017	May 31, 2017	0.002389	296,817	151,121	447,938
June 20, 2017	June 30, 2017	0.002389	311,708	153,637	465,345
July 20, 2017	July 31, 2017	0.002389	335,112	164,935	500,047
August 20, 2017	August 31, 2017	0.002389	346,753	172,852	519,605
September 20, 2017	September 30, 2017	0.002389	349,401	173,170	522,571
			$3,402,911	$1,696,283	$5,099,194
Note 11. Financial Highlights
The following is a schedule of financial highlights for the year ended December 31, 2019, the transition period ended December 31, 2018, the years ended September 30, 2018, 2017 and 2016 and for the period from June 24, 2015, the date on which the minimum offering requirement of $2,000,000 was met, through September 30, 2015:

	Year Ended December 31, 2019	Transition Period Ended December 31, 2018	Years Ended September 30,			For the period from June 24, 2015 through September 30, 2015
			2018	2017	2016
Per share data:
Net asset value at beginning of period	$9.47	$9.56	$10.00	$10.06	$10.97	$10.97
Results of operations (1):
Net investment income (loss)	0.57	0.12	0.31	0.15	(0.99)	0.05
Net change in unrealized appreciation on investments	(0.01)	0.01	0.03	0.08	0.08	—
Net change in unrealized (appreciation) depreciation on obligations under participation agreements (2)	—	—	—	—	(0.02)	—
Net increase (decrease) in net assets resulting from operations	0.56	0.13	0.34	0.23	(0.93)	0.05
Stockholder distributions (3):
Distributions from return of capital	(0.32)	(0.10)	(0.54)	(0.81)	(1.00)	(0.27)
Distributions from net investment income	(0.55)	(0.12)	(0.33)	(0.08)	—	—
Net decrease in net assets resulting from stockholder distributions	(0.87)	(0.22)	(0.87)	(0.89)	(1.00)	(0.27)
Capital share transactions:
Reduction of transaction charges (Note 4) (4)	—	—	—	0.42	—	—
Other (5)	—	—	0.09	0.18	1.02	0.22
Net increase in net assets resulting from capital share transactions	—	—	0.09	0.60	1.02	0.22
Net asset value, end of period	$9.16	$9.47	$9.56	$10.00	$10.06	$10.97
Shares outstanding at end of period	8,232,636	8,975,103	8,972,358	7,530,130	4,222,358	926,357
Total return (6)	6.15%	5.29%	4.02%	8.10%	(0.26)%	(10.36)%

	Year Ended December 31, 2019	Transition Period Ended December 31, 2018	Years Ended September 30,			For the period from June 24, 2015 through September 30, 2015
			2018	2017	2016
Ratio/Supplemental data:
Net assets, end of period	$75,378,088	$85,039,019	$85,773,410	$75,334,293	$42,474,748	$10,161,072
Ratio of net investment income (loss) to average net assets (7)	6.26%	4.92%	3.26%	1.47%	(9.30)%	1.33%
Ratio of operating expenses to average net assets (7)	6.24%	7.28%	7.21%	7.73%	20.73%	2.81%
Portfolio turnover	28.37%	10.30%	10.22%	33.06%	—%	—%
_______________

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

(2)
The impact on net asset value was approximately $0.008 for the year ended December 31, 2019, $0.001 for the transition period ended December 31, 2018, and $0.002 and $0.005 for the year ended September 30, 2018 and 2017, respectively.

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

Note 12. Condensed Statement of Operations for the Year Ended December 31, 2018 (Unaudited)
The condensed statement of operations for the year ended December 31, 2018 are as follows:

Year Ended December 31, 2018
(Unaudited)

Total investment income	$9,576,584
Base management fees	1,716,429
Operating expense reimbursement to Adviser	907,405
Servicing fees	944,744
Incentive fees on capital gains	73,407
All other expenses	2,485,681
Total operating expenses	6,127,666
Net investment income	3,448,918
Net change in unrealized appreciation on investments and obligations under participation agreements	383,459
Net increase in net assets resulting from operations	$3,832,377
Per common share data:
Net investment income	$0.39
Net increase in net assets resulting from operations	$0.43
Distributions declared	$0.87

Weighted average common shares outstanding	8,947,175
Note 13. Selected Quarterly Financial Data

	Three Months Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Total investment income	$3,028,982	$2,322,049	$2,237,536	$2,417,290
Total operating expenses	1,235,949	1,167,685	1,262,791	1,327,980
Net investment income	1,793,033	1,154,364	974,745	1,089,310
Net change in unrealized appreciation on investments	127,814	(88,082)	(8,666)	(117,912)
Net change unrealized depreciation (appreciation) on obligations under participation agreements	(66,090)	(4,149)	(3,235)	—
Net increase in net assets resulting from operations	$1,854,757	$1,062,133	$962,844	$971,398

Net investment income per share	$0.21	$0.13	$0.11	$0.12
Net increase in net assets resulting from operations per share	$0.22	$0.12	$0.11	$0.11

Net asset value per share at period end	$9.16	$9.15	$9.25	$9.37

	Transition Period Ended December 31, 2018	Three Months Ended
		September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Total investment income	$2,649,375	$2,592,764	$2,304,383	$2,030,062	$1,823,887
Total operating expenses	1,591,055	1,564,173	1,501,494	1,470,944	1,490,497
Net investment income	1,058,320	1,028,591	802,889	559,118	333,390
Net change in unrealized appreciation (depreciation) on investments	143,358	(37,536)	314,310	(47,844)	(22,969)
Net change unrealized depreciation (appreciation) on obligations under participation agreements	10,871	740	91	(531)	13,634
Net increase in net assets resulting from operations	$1,212,549	$991,795	$1,117,290	$510,743	$324,055

Net investment income per share	$0.12	$0.11	$0.09	$0.07	$0.04
Net increase in net assets resulting from operations per share	$0.13	$0.11	$0.12	$0.06	$0.04

Net asset value per share at period end	$9.47	$9.56	$9.67	$9.75	$9.86

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
Date: February 21, 2020

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

Signature	Title	Date

/s/ Vikram S. Uppal	Chairman of the Board, Chief Executive Officer and President	February 21, 2020
Vikram S. Uppal	(Principal Executive Officer)

/s/ Gregory M. Pinkus	Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	February 21, 2020
Gregory M. Pinkus

/s/ Jeffrey M. Altman	Director	February 21, 2020
Jeffrey M. Altman

/s/ Spencer E. Goldenberg	Director	February 21, 2020
Spencer E. Goldenberg

/s/ Robert E. Marks	Director	February 21, 2020
Robert E. Marks