Form 10-Q
period 2020-03-31
Terra Income Fund 6, Inc.
filed 2020-05-15
CIK 1577134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2020

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 14, 2020, the registrant had 8,295,462 shares of common stock, $0.001 par value, outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the date of this document.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Terra Income Fund 6, Inc.
Statements of Assets and Liabilities

	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Investments, at fair value — non-controlled (amortized cost of $21,468,725 and $17,938,033, respectively)	$21,651,219	$18,598,767
Investment through participation interest, at fair value — non-controlled (amortized cost of $43,687,989 and $43,026,580, respectively) (Note 4)	43,065,646	43,237,452
Marketable securities, at fair value — non-controlled (cost of $3,306,334 and $0, respectively)	3,490,354	—
Total investments	68,207,219	61,836,219
Cash and cash equivalents	10,288,605	17,057,558
Restricted cash	689,162	624,141
Interest receivable	573,242	529,819
Prepaid expenses and other assets	99,620	58,812
Unsettled sale of marketable securities	42,126	—
Total assets	79,899,974	80,106,549
Liabilities
Obligations under participation agreements, at fair value (proceeds of $3,992,735 and $3,120,888, respectively) (Note 4)	4,028,234	3,204,263
Interest reserve and other deposits held on investments	689,162	624,141
Due to Adviser, net	367,880	517,404
Accrued expenses	412,126	266,950
Unsettled purchase of marketable securities	296,579	—
Interest payable from obligations under participation agreements	44,696	34,937
Redemption payable	14,640	—
Other liabilities	24,869	80,766
Total liabilities	5,878,186	4,728,461
Net assets	$74,021,788	$75,378,088
Commitments and contingencies (See Note 5)
Components of net assets:
Common stock, $0.001 par value, 450,000,000 shares authorized, and 8,286,556 and 8,232,636 shares issued and outstanding, respectively	$8,287	$8,233
Capital in excess of par	74,332,169	74,872,851
Accumulated distributable net income	(318,668)	497,004
Net assets	$74,021,788	$75,378,088
Net asset value per share	$8.93	$9.16

See notes to unaudited financial statements.

Terra Income Fund 6, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Investment income
Interest income	$2,128,025	$2,370,101
Prepayment fee income	—	32,721
Other fee income	60,334	14,468
Total investment income	2,188,359	2,417,290
Operating expenses
Base management fees	373,023	423,711
Reversal of incentive fees on capital gains (1)	(155,521)	(23,582)
Operating expense reimbursement to Adviser (Note 4)	212,272	251,198
Servicing fees (Note 2, Note 4)	181,339	224,568
Professional fees	341,124	324,876
Interest expense from obligations under participation agreements (Note 4)	139,668	—
Directors’ fees	33,125	34,625
Insurance expense	53,657	53,087
General and administrative expenses	10,329	39,497
Total operating expenses	1,189,016	1,327,980
Net investment income	999,343	1,089,310
Net change in unrealized depreciation on investments	(1,127,435)	(117,912)
Net change in unrealized depreciation on obligations under participation agreements	61,384	—
Net realized gain on investments	8,894	—
Net (decrease) increase in net assets resulting from operations	$(57,814)	$971,398
Per common share data:
Net investment income per share	$0.12	$0.12
Net (decrease) increase in net assets resulting from operations per share	$(0.01)	$0.11
Weighted average common shares outstanding	8,252,302	8,997,830
_______________

(1)
For the three months ended March 31, 2020 and 2019, the Company reversed the previously accrued incentive fees on capital gains of $0.2 million and $0.02 million, respectively. Incentive fees on capital gains are based on 20% of net unrealized capital gains. No incentive fees on capital gains are actually payable by the Company with respect to unrealized gains unless and until those gains are realized.

See notes to unaudited financial statements.

Terra Income Fund 6, Inc.
Statements of Changes in Net Assets
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operations
Net investment income	$999,343	$1,089,310
Net change in unrealized depreciation on investments	(1,127,435)	(117,912)
Net change in unrealized depreciation on obligations under participation agreements	61,384	—
Net realized gain on investments	8,894	—
Net (decrease) increase in net assets resulting from operations	(57,814)	971,398
Stockholder distributions
Distributions from return of capital	(1,031,159)	(889,655)
Distributions from net investment income	(757,855)	(1,045,574)
Net decrease in net assets resulting from stockholder distributions	(1,789,014)	(1,935,229)
Capital share transactions
Issuance of common stock	—	60,000
Reinvestment of stockholder distributions	505,168	576,136
Offering costs	—	(900)
Repurchases of common stock under stock repurchase plan	(14,640)	(1,107,567)
Net increase (decrease) in net assets resulting from capital share transactions	490,528	(472,331)
Net decrease in net assets	(1,356,300)	(1,436,162)
Net assets, at beginning of period	75,378,088	85,039,019
Net assets, at end of period	$74,021,788	$83,602,857

Capital share activity
Shares outstanding, at beginning of period	8,232,636	8,975,103
Shares issued from subscriptions	—	6,276
Shares issued from reinvestment of stockholder distributions	55,520	60,637
Shares repurchased under stock repurchase plan and other	(1,600)	(116,955)
Shares outstanding, at end of period	8,286,556	8,925,061

See notes to unaudited financial statements.

Terra Income Fund 6, Inc.
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net (decrease) increase in net assets resulting from operations	$(57,814)	$971,398
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Net change in unrealized depreciation on investments	1,127,435	117,912
Net change in unrealized depreciation on obligations under participation agreements	(61,384)	—
Net realized gain on investments	(8,894)	—
Amortization and accretion of investment-related fees, net	(81,840)	(125,585)
Amortization of discount on investments	(2,143)	(2,143)
Paid-in-kind interest, net	(25,995)	(20,149)
Purchases of investments	(7,126,443)	(1,942,424)
Repayments of investments	14,811	18,889,051
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(43,423)	137,963
(Increase) decrease in prepaid expenses and other assets	(40,778)	7,970
Increase (decrease) in interest reserve and other deposits held on investments	65,021	(178,991)
(Decrease) increase in due to Adviser, net	(149,524)	9,876
Increase in accrued expenses	145,176	74,147
Increase in interest payable from obligations under participation agreements	9,759	—
Decrease in other liabilities	(59,098)	(86,174)
Net cash (used in) provided by operating activities	(6,295,134)	17,852,851
Cash flows from financing activities:
Proceeds from obligations under participation agreements	871,847	—
Issuance of common stock	—	60,000
Payments of offering costs	—	(900)
Payments of stockholder distributions	(1,280,645)	(1,359,093)
Payments for repurchases of common stock under stock repurchase plan	—	(1,107,567)
Net cash used in financing activities	(408,798)	(2,407,560)
Net (decrease) increase in cash, cash equivalents and restricted cash	(6,703,932)	15,445,291
Cash, cash equivalents and restricted cash, at beginning of period	17,681,699	7,372,064
Cash, cash equivalents and restricted cash, at end of period (Note 2)	$10,977,767	$22,817,355

Supplemental disclosure of cash flow information:
Interest paid on obligations under participation agreements	$116,401	$—
Supplemental non-cash information:
Reinvestment of stockholder distributions	$508,369	$576,136

See notes to unaudited financial statements.

Terra Income Fund 6, Inc.
Schedule of Investments (Unaudited)
March 31, 2020

Portfolio Company (1)	Collateral Location	Property Type	Coupon Rate (2)	Current Interest Rate	Exit Fee	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (3)	% of Net Assets (4)
Loan investments — non-controlled
Mezzanine loans:
Hertz Clinton One Mezzanine, LLC	US - MS	Office	12.00%	12.00%	0.00%	3/18/2016	1/1/2025	$2,500,000	$2,459,287	$2,592,640	3.5%
Dwight Mezz II, LLC	US - CA	Student housing	11.00%	11.00%	0.00%	5/11/2017	5/6/2027	3,000,000	3,000,000	2,945,645	4.0%
Stonewall Station Mezz LLC (5)(7)	US - NC	Hotel	Current 12.00% PIK 2.00%	14.00%	1.00%	5/31/2018	5/20/2021	4,334,813	4,343,369	4,312,839	5.8%
LD Milpitas Mezz, LP (5)(6)(8)	US - CA	Hotel	LIBOR + 10.25% (2.75% Floor)	13.00%	1.00%	6/27/2018	6/27/2021	15,970,940	16,009,438	16,112,934	21.8%
									25,812,094	25,964,058	35.1%
Preferred equity investments:
City Gardens 333 LLC (5)(7)	US - CA	Student housing	LIBOR + 9.95% (2.00% Floor)	11.95%	0.00%	4/11/2018	4/1/2021	4,046,780	4,030,368	4,044,111	5.5%
RS JZ Driggs, LLC (5)(7)(9)	US - NY	Multifamily	12.25%	12.25%	1.00%	5/1/2018	5/1/2020	4,100,000	4,137,439	4,140,149	5.6%
Orange Grove Property Investors, LLC (5)(7)	US - CA	Condominium	LIBOR + 8.00% (4.00% Floor)	12.00%	1.00%	5/24/2018	6/1/2021	8,480,000	8,498,083	8,517,408	11.4%
NB Private Capital, LLC (5)(7)	Various	Student housing	LIBOR + 10.50% (3.50% Floor)	14.00%	1.00%	7/27/2018	4/16/2021	3,333,333	3,320,104	3,324,028	4.5%
370 Lex Part Deux, LLC (5)(7)	US - NY	Office	LIBOR + 8.25% (2.44% Floor)	10.69%	0.00%	12/17/2018	1/9/2022	17,383,890	17,338,626	16,707,707	22.6%
									37,324,620	36,733,403	49.6%
First mortgages:
TSG-Parcel 1, LLC (5)(7)	US - CA	Land	15.00%	15.00%	1.00%	7/10/2015	6/30/2020	2,000,000	2,020,000	2,019,404	2.7%
									2,020,000	2,019,404	2.7%

Total loan investments — non-controlled									65,156,714	64,716,865	87.4%

Portfolio Company (1)	Industry	Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Cost	Fair Value	% of Net Assets (4)
Marketable securities — non-controlled (10):
Convertible bonds:
Blackstone Mortgage Trust Inc. - USD convertible bond	REIT	4.375%	3/23/2020	5/5/2022	$1,375,000	$1,079,381	$1,086,249	1.5%
Blackstone Mortgage Trust Inc. - USD convertible bond	REIT	4.750%	3/23/2020	3/15/2023	$1,750,000	1,346,038	1,375,954	1.9%
						2,425,419	2,462,203	3.4%
Preferred shares:
City Office REIT, Inc. - Series A Preferred Shares	REIT	6.625%	3/19/2020	10/4/2021	13,804 shares	238,722	237,981	0.3%
Pebblebrook Hotel Trust - Series F Cumulative Redeemable Preferred Shares	REIT	6.300%	3/27/2020	5/25/2021	18,700 shares	250,597	294,151	0.4%
SL Green Realty Corp. - Series I Preferred Shares	REIT	6.500%	3/20/2020	5/1/2020	6,771 shares	134,813	154,447	0.2%
Summit Hotel Properties, Inc. - Non-Cumulative Series E Preferred Shares	REIT	6.250%	3/19/2020	11/13/2022	25,975 shares	256,783	341,572	0.5%
						880,915	1,028,151	1.4%
Total marketable securities — non-controlled						3,306,334	3,490,354	4.8%

Total investments — non-controlled						$68,463,048	$68,207,219	92.2%
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

(4)	Percentages are based on net assets of $74.0 million as of March 31, 2020.

(5)	Participation interest is with Terra Property Trust, Inc., a related-party real estate investment trust managed by an affiliate of the Company’s sponsor.

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

(8)
On June 27, 2018, the Company entered into agreement with the borrower to provide funding commitment of up to $17.0 million. As of March 31, 2020, this investment had an unfunded commitment of $1.0 million.

(9)	On May 1, 2020, the maturity of this loan was extended to February 1, 2021.

(10)
In March 2020, the Company invested $3.1 million in short-term debt and equity securities. These securities are comprised of shares of preferred stock and bonds. Preferred stocks are traded on a national stock exchange and bonds are traded over-the-counter. Accordingly, fair value is readily determinable.

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
The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s statements of assets and liabilities to the total amount shown in its statements of cash flows:

	March 31,
	2020	2019
Cash and cash equivalents	$10,288,605	$21,696,325
Restricted cash	689,162	1,121,030
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$10,977,767	$22,817,355
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

Valuation of Investments:  The Company determines the value of its investments on a quarterly basis in accordance with fair value accounting guidance promulgated under U.S. GAAP, which establishes a three-tier hierarchical disclosure framework that prioritizes and ranks the level of market price observability used in measuring investments at fair value. These tiers include:

•	Level 1 — observable inputs, such as quoted prices in active markets. Publicly listed equities, debt securities and publicly listed derivatives will be included in Level 1.

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

Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available actively quoted prices or for which fair value can be measured from actively quoted prices, generally, will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires subjective judgment and consideration of factors specific to the investment. The fair values of the Company’s loan investments are determined in good faith by the Board pursuant to the Company’s valuation policy and consistently applied valuation process. It is expected that the Company’s investments will primarily be classified as Level 3 investments. The fair value of the Company’s investment in preferred stock is determined based on quoted prices in an active market and is classified as Level 1 of the fair value hierarchy. The fair value of the Company’s investment in bonds is determined based on a matrix which takes the following factors into consideration: structured product markets, interest rate movements, trends, spreads, new issue information and other pertinent data to produce price evaluations that are designed to represent closing market bids or means for the current day. Valuation of bonds falls within Level 2 of the fair value hierarchy.
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
Income Taxes:  The Company elected to be taxed as a REIT under the Code commencing with its short taxable year beginning October 1, 2018 and ending December 31, 2018. In order to qualify as a REIT, the Company is required, among other things, to distribute at least 90% of its REIT net taxable income to the stockholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Company is not subject to U.S. federal income taxes on income and gains distributed to the stockholders as long as certain requirements are satisfied, principally relating to the nature of income and the level of distributions, as well as other factors. If the Company fails to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal and state income taxes at regular corporate rates beginning with the year in which it fails to qualify and may be precluded from being able to elect to be treated as a REIT for the Company’s four subsequent taxable years. For the three months ended March 31, 2020 and 2019, the Company satisfied all the requirements for a REIT and accordingly, no provision for federal income taxes has been included in the financial statements.
The Company did not have any uncertain tax positions that met the recognition or measurement criteria under accounting for income taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its statements of operations. For the three months ended March 31, 2020 and 2019, the Company did not incur any interest or penalties. Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The Company’s 2016-2019 federal tax years remain subject to examination by the Internal Revenue Service and the state department of revenue.
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
The financial statements include loan investments at fair value of $64.7 million and $61.8 million at March 31, 2020 and December 31, 2019, respectively, and obligations under participation agreements at fair value of $4.0 million and $3.2 million at March 31, 2020 and December 31, 2019, respectively. These fair values have been determined in good faith by the Board. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments and obligations under participation agreements, and the differences could be material.
Recent Accounting Pronouncements: In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement (Topic 820): Disclosure framework — Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The objective of ASU 2018-13 is to improve the effectiveness of disclosures in the notes to financial statements by facilitating clear communication of information required by U.S. GAAP. The amendments in ASU 2018-13 added, removed and modified certain fair value measurement disclosure requirements. ASU 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company adopted ASU 2018-13 on January 1, 2020. The adoption of ASU 2018-13 did not have a material impact on its financial statements and disclosures.
LIBOR is a benchmark interest rate referenced in a variety of agreements that are used by all types of entities. At the end of 2021, banks will no longer be required to report information that is used to determine LIBOR. As a result, LIBOR could be discontinued. Other interest rates used globally could also be discontinued for similar reasons. In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) — Facilitation of the Effects of Reference Rate Reform on Financial Reporting

(“ASU 2020-04”). The amendments in ASU 2020-04 provide companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. The provisions of optional relief include: (i) contract modifications - account for the modification as a continuation of the existing contract without additional analysis; (ii) hedging accounting - continue hedge accounting when certain critical terms of a hedging relationship change; and (iii) held-to-maturity (HTM) debt securities - one-time sale and/or transfer to available for sale or trading may be made for HTM debt securities that both reference an eligible reference rate and were classified as HTM before January 1, 2020. Companies can apply the amendments in ASU 2020-04 immediately. However, ASU 2020-04 will only be available for a limited time (generally through December 31, 2022). The Company is currently evaluating the impact of the reference rate reform and ASU 2020-04 on its financial statements and disclosures.

Note 3. Investments
The following tables show the composition of the investment portfolio, at amortized cost and fair value at March 31, 2020 and December 31, 2019, respectively (with corresponding percentage of total portfolio investments):

	March 31, 2020
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Loans	$21,468,725	31.4%	$21,651,219	31.8%
Loans through participation interest (Note 4)	43,687,989	63.8%	43,065,646	63.1%
Marketable securities	3,304,136	4.8%	3,488,150	5.1%
Total	$68,460,850	100.0%	$68,205,015	100.0%

	December 31, 2019
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Loans	$17,938,033	29.4%	$18,598,767	30.1%
Loans through participation interest (Note 4)	43,026,580	70.6%	43,237,452	69.9%
Total	$60,964,613	100.0%	$61,836,219	100.0%
Obligations under Participation Agreements
The Company has elected the fair value option relating to accounting for debt obligations at their fair value for its obligations under participation agreements which arose due to partial loan sales which did not meet the criteria for sale treatment. The Company employs the same yield approach valuation methodology used for the real estate-related loan investments on the Company’s obligations under participation agreements. As of March 31, 2020 and December 31, 2019, obligations under participation agreements at fair value was $4.0 million and $3.2 million, and the weighted average contractual interest rate on the obligations under participation agreements was 13.0% for both periods. For the three months ended March 31, 2020, the Company transferred $0.9 million of investments to affiliates through participation agreements and did not make any repayments on obligations under participation agreements. For the three months ended March 31, 2019, the Company did not transfer of investments to affiliates through participation agreements and did not make any repayment so obligations under participation agreements.
Valuation Methodology
The fair value of the Company’s investment in preferred stock is determined based on quoted prices in an active market and is classified as Level 1 of the fair value hierarchy. The fair value of the Company’s investment in bonds is determined based on a matrix which takes the following factors into consideration: structured product markets, interest rate movements, trends, spreads, new issue information and other pertinent data to produce price evaluations that are designed to represent closing market bids or means for the current day. Valuation of bonds falls within Level 2 of the fair value hierarchy.
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
The following tables present fair value measurements of investments, by major class, as of March 31, 2020 and December 31, 2019, according to the fair value hierarchy:

	March 31, 2020
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Loans	$—	$—	$21,651,219	$21,651,219
Loans through participation interest	—	—	43,065,646	43,065,646
Marketable securities	1,028,151	2,462,203	—	3,490,354
Total Investments	$1,028,151	$2,462,203	$64,716,865	$68,207,219

Obligations under participation agreements	$—	$—	$4,028,234	$4,028,234

	December 31, 2019
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Loans	$—	$—	$18,598,767	$18,598,767
Loans through participation interest	—	—	43,237,452	43,237,452
Total Investments	$—	$—	$61,836,219	$61,836,219

Obligations under participation agreements	$—	$—	$3,204,263	$3,204,263

Changes in the Company’s Level 3 investments for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31, 2020
	Loans	Loans Through Participation	Total Investments	Obligations under Participation Agreements
Balance as of January 1, 2020	$18,598,767	$43,237,452	$61,836,219	$3,204,263
Purchases of investments	3,487,388	581,227	4,068,615	—
Net change in unrealized depreciation on investments	(478,240)	(833,215)	(1,311,455)	—
PIK interest income, net	—	25,995	25,995	—
Amortization and accretion of investment-related fees, net	41,161	54,187	95,348	13,508
Amortization of discount and premium on investments, net	2,143	—	2,143	—
Proceeds from obligations under participation agreements	—	—	—	871,847
Net change in unrealized depreciation on obligations under participation agreements	—	—	—	(61,384)
Balance as of March 31, 2020	$21,651,219	$43,065,646	$64,716,865	$4,028,234
Net change in unrealized appreciation or depreciation for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized depreciation on investments and obligations under participation agreements	$(478,240)	$(833,215)	$(1,311,455)	$(61,384)

	Three Months Ended March 31, 2019
	Loans	Loans Through Participation	Total Investments	Obligations under Participation Agreements
Balance as of January 1, 2019	$23,571,020	$55,915,765	$79,486,785	$—
Purchases of investments	—	1,942,424	1,942,424	—
Repayments of investments	—	(18,889,051)	(18,889,051)	—
Net change in unrealized depreciation on investments	(50,220)	(67,692)	(117,912)	—
PIK interest income, net	—	20,149	20,149	—
Amortization and accretion of investment-related fees, net	45,631	79,954	125,585	—
Amortization of discount and premium on investments, net	2,143	—	2,143	—
Balance as of March 31, 2019	$23,568,574	$39,001,549	$62,570,123	$—
Net change in unrealized appreciation or depreciation for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized depreciation on investments and obligations under participation agreements	$(50,218)	$(24,590)	$(74,808)	$—

Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur. For the three months ended March 31, 2020 and 2019, there were no transfers.

Significant Unobservable Inputs
The following table summarizes the significant unobservable inputs used by the Company to value the Level 3 investments as of March 31, 2020 and December 31, 2019. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

March 31, 2020
		Primary Valuation Technique	Unobservable Input	Range		Weighted
Asset Category	Fair Value			Minimum	Maximum	Average
Assets:
Loans	$21,651,219	Discounted cash flow	Discount rate	11.30%	13.15%	12.71%
Loans through participation interest	43,065,646	Discounted cash flow	Discount rate	12.00%	19.25%	14.27%
Total Level 3 Assets	$64,716,865
Liabilities:
Obligations under participation agreements	$4,028,234	Discounted cash flow	Discount rate	13.15%	13.15%	13.15%

December 31, 2019
		Primary Valuation Technique	Unobservable Input	Range		Weighted
Asset Category	Fair Value			Minimum	Maximum	Average
Assets:
Loans	$18,598,767	Discounted cash flow	Discount rate	10.15%	11.90%	11.45%
Loans through participation interest	43,237,452	Discounted cash flow	Discount rate	11.00%	14.95%	12.15%
Total Level 3 Assets	$61,836,219
Liabilities:
Obligations under participation agreements	$3,204,263	Discounted cash flow	Discount rate	11.90%	11.90%	11.90%
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
The following table presents a summary of such fees and reimbursements in accordance with the terms of the related agreements:

	Three Months Ended March 31,
	2020	2019
Amounts Included in the Statements of Operations
Base management fees	$373,023	$423,711
Incentive fees on capital gains (1)	(155,521)	(23,582)
Operating expense reimbursement to Adviser (2)	212,272	251,198
Servicing fees (3)	181,339	224,568
_______________

(1)
For the three months ended March 31, 2020 and 2019, the Company reversed $155,521 and $23,582 of incentive fees, respectively, which were previously accrued. Incentive fees on capital gains are based on 20% of net unrealized capital gains. Incentive fees on capital gains are based on 20% of net unrealized capital gains. No incentive fees on capital gains are actually payable by the Company with respect to unrealized gains unless and until those gains are realized.

(2)	Amounts were primarily compensation for time spent supporting the Company’s day-to-day operations.

(3)
As discussed in “Servicing Plan” below, on September 30, 2017, the Company adopted the servicing plan. The servicing fee is recorded as expense on the statements of operations in the period in which it was incurred. As of both March 31, 2020 and

December 31, 2019, unpaid servicing fees were $0.1 million and were included in accrued expenses on the statements of assets and liabilities.
Due to / Due from Adviser
The Company determined that it has the right of offset on the amounts due to and due from Terra Income Advisors under the guidance in ASC Topic 210, Balance Sheet. As such, the net amount is presented as Due to Adviser, net on the statements of assets and liabilities. The following table presents a summary of Due to Adviser, net as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Due to Adviser:
Base management fee and expense reimbursement payable	$371,892	$365,895
Incentive fees on capital gains (1)	—	155,521
	371,892	521,416
Due from Adviser:
Reimbursable costs - other operating expense	4,012	4,012
Due to Adviser, net	$367,880	$517,404
_______________

(1)
As of March 31, 2020, the Company had cumulative net unrealized capital losses of $0.3 million and therefore, no incentive fees on capital gains is due to the Adviser. Incentive fees on capital gains are based on 20% of accumulated net unrealized capital gains of $1.0 million as of December 31, 2019. No incentive fees on capital gains are actually payable by the Company with respect to unrealized gains unless and until those gains are realized.

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
Servicing Plan
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

(2)
As of March 31, 2020, the Company has not reimbursed Terra Income Advisors for any Expense Support Payments because the conditions for reimbursement have not been met. Additionally, as of March 31, 2020, all of the expense reimbursement payments are no longer eligible for reimbursement because the three-year period has elapsed.

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
Participation interest purchased by the Company: The below tables list the investment interests participated by the Company via participation agreement (each, a “PA”) as of March 31, 2020 and December 31, 2019. In accordance with the terms of each PA, each Participant’s rights and obligations, including interest income and other income (e.g., exit fee and prepayment income) and related fees/expenses are based upon its respective pro-rata participation interest in such investments, as specified in the respective PA. The Company’s share of the investment is repayable only from the proceeds received from the related borrower/issuer of the investment, and therefore the Company is also subject to the credit risk (i.e., risk of default by the underlying borrower/issuer).
Pursuant to each PA, the affiliated fund receives and allocates the interest income and other related investment incomes in respect of the investment to the Company. The Company pays related expenses (i.e., the base management fee) directly to Terra Income Advisors.

	March 31, 2020			December 31, 2019
	Participating Interests	Principal Balance	Fair Value	Participating Interests	Principal Balance	Fair Value
370 Lex Part Deux, LLC (1)	35.0%	$17,383,890	$16,707,707	35.0%	$16,922,482	$16,882,760
Orange Grove Property Investors, LLC (1)	80.0%	8,480,000	8,517,408	80.0%	8,480,000	8,556,332
Stonewall Station Mezz LLC (1)(2)	44.0%	4,334,813	4,312,839	44.0%	4,308,818	4,348,735
RS JZ Driggs, LLC (1)	50.0%	4,100,000	4,140,149	50.0%	4,100,000	4,138,668
City Gardens 333 LLC (1)	14.0%	4,046,780	4,044,111	14.0%	3,926,961	3,928,089
NB Private Capital, LLC (1)	16.7%	3,333,333	3,324,028	16.7%	3,333,333	3,363,464
TSG-Parcel 1, LLC (1)	11.1%	2,000,000	2,019,404	11.1%	2,000,000	2,019,404
Total		$43,678,816	$43,065,646		$43,071,594	$43,237,452
_______________

(1)	The loan is held in the name of Terra Property Trust, Inc., an affiliated fund managed by a subsidiary of Terra Capital Partners.

(2)	The principal amount includes PIK interest of $0.2 million and $0.1 million as of March 31, 2020 and December 31, 2019, respectively.
Transfers of participation interests by the Company: The following table summarizes the investments that were subject to PAs with investment partnerships affiliated with Terra Income Advisors as of March 31, 2020 and December 31, 2019:

			March 31, 2020
			Transfers treated as obligations under participation agreements
	Principal	Fair Value	% Transferred	Principal	Fair Value
LD Milpitas Mezz, LP (1)	$15,970,940	$16,112,934	25.0%	$3,992,735	$4,028,234

			December 31, 2019
			Transfers treated as obligations under participation agreements
	Principal	Fair Value	% Transferred	Principal	Fair Value
LD Milpitas Mezz, LP (1)	12,483,552	12,817,047	25.0%	3,120,888	3,204,263
_______________

(1)
On June 27, 2018, the Company entered into a participation agreement with Terra Property Trust, Inc. to sell a 25% participation interest, or $4.3 million, in a $17.0 million mezzanine loan. As of March 31, 2020, this loan had an unfunded commitment of $1.0 million.

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
Note 5. Commitments and Contingencies
In the ordinary course of business, the Company may enter into future funding commitments, which are subject to the borrower meeting certain performance-related metrics that are monitored by the Company. As of March 31, 2020 and December 31, 2019, the Company had $1.0 million and $4.5 million, respectively, of unfunded commitments. The Company expects to maintain sufficient cash on hand to fund such unfunded commitments, including matching these commitments with principal repayments on outstanding loans.
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
The following table reconciles net increase in net assets resulting from operations to taxable income:

	Three Months Ended March 31,
	2020	2019
Net (decrease) increase in net assets resulting from operations	$(57,814)	$971,398
Net change in unrealized depreciation on investments	1,127,435	117,912
Net change in unrealized depreciation on obligations under participation agreements	(61,384)	—
Reversal of incentive fees on capital gains	(155,521)	(23,582)
Other temporary differences (1)	(94,861)	(20,154)
Total taxable income	$757,855	$1,045,574
_______________

(1)	Other temporary differences primarily related to capitalization and amortization of transaction-related fees.

The following table reflects, for tax purposes, the estimated sources of the cash distributions that the Company has paid on its common stock:

	Three Months Ended March 31,
	2020		2019
Source of Distribution	Distribution Amount (1)%		Distribution Amount (1)%
Return of capital	$1,031,159	57.6%	$889,655	46.0%
Net investment income	757,855	42.4%	1,045,574	54.0%
Distributions on a tax basis:	$1,789,014	100.0%	$1,935,229	100.0%
_______________

(1)	The Distribution Amount and Percentage reflected are estimated figures. The actual source of distributions is calculated in connection with the filing of the Company’s tax return.
As of March 31, 2020 and December 31, 2019, the Company did not have differences between amortized cost basis and tax basis cost of investments.
Note 7. Directors’ Fees
The Company’s directors who do not serve in an executive officer capacity for the Company or Terra Income Advisors are entitled to receive annual cash retainer fees, fees for attending board and committee meetings and annual fees for serving as a committee chairperson. These directors receive an annual fee of $20,000, plus $2,500 for each board meeting attended in person, $1,000 for each board meeting attended via teleconference and $1,000 for each committee meeting attended. In addition, the chairman of the audit committee receives an annual fee of $7,500 and the chairman of each of the nominating and corporate governance and the valuation committees, and any other committee, receives an annual fee of $2,500 for their additional services. For the three months ended March 31, 2020 and 2019, the Company recorded $0.03 million and $0.03 million of directors’ fees expense, respectively.
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
Note 8. Capital
The Company’s Offering ended on April 20, 2018, at which time the Company had sold 8,878,606 shares of common stock, including shares purchased by Terra Capital Partners and excluding shares sold through the DRIP, in both an initial private placement and from the Offering, for gross proceeds of $103.6 million. On January 17, 2019, the Company sold 6,276 shares of common stock at a price of $9.56 per share to an officer in a private placement. As of March 31, 2020, the Company had 8,286,556 shares of common stock outstanding.
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
Share Repurchase Program
The Company implemented a share repurchase program whereby every quarter the Company offers to repurchase up to 2.5% of the weighed-average number of shares outstanding in the prior calendar year at a price per share equal to the most recently disclosed NAV per share of its common stock immediately prior to the date of repurchase. The purpose of the share repurchase program is to provide stockholders with liquidity, because there is otherwise no public market for the Company’s common stock. In addition, the Board may amend, suspend or terminate the share repurchase program upon 30 days’ notice. On March 25, 2020, the Board unanimously approved the suspension of the operation of the share repurchase program, effective as of April 30, 2020. The share repurchase program will remain suspended until such time as the Board approves its resumption.

In addition, on March 25, 2020, the Board unanimously determined to terminate the Company’s previously announced quarterly tender offer pursuant to the share repurchase program (the “Tender Offer”) to purchase a portion of its issued and outstanding shares of common stock (“Shares”). In determining to terminate the Tender Offer, the Board considered factors related to the impact that the global pandemic of the novel coronavirus that causes the disease known as COVID-19 and the measures taken by governmental agencies and employers in response to COVID-19, including (i) the ongoing disruption to the global economy and financial markets, (ii) the suspension of business and temporary closure of facilities in an attempt to curb the spread of the illness, (iii) the desire to preserve liquidity in the Company, and (iv) the Company’s projected financial condition, liquidity needs, capital needs and operating performance. As a result of this termination, no Shares were purchased in the Tender Offer and all Shares previously tendered and not withdrawn were promptly returned to tendering holders.

For the three months ended March 31, 2019, the Company repurchased 116,955 shares of the Company’s common stock at a price of $9.47 per share. The maximum number of shares allowed to be repurchased for the period was 223,679 shares. For the three months ended March 31, 2020, the Company repurchased 1,600 shares of the Company’s common stock at a price of $9.15 per share, as a result of an adjustment from the Q4 2019 tender offering.

Note 9. Net Increase in Net Assets
Income per share is computed by dividing income available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of March 31, 2020 and December 31, 2019, there were no dilutive shares.
The following information sets forth the computation of the weighted average net (decrease) increase in net assets per share from operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
Basic	2020	2019
Net (decrease) increase in net assets resulting from operations	$(57,814)	$971,398
Weighted average common shares outstanding	8,252,302	8,997,830
Net (decrease) increase in net assets per share resulting from operations	$(0.01)	$0.11
Note 10. Distributions
Distributions from net investment income and capital gain distributions are determined in accordance with U.S. federal income tax regulations, which differ from U.S. GAAP.
The following table reflects the Company’s distributions for the three months ended March 31, 2020 and 2019:

Record Date	Payment Date	Per Share Per Day	Distributions Paid in Cash	Distributions Paid through the DRIP	Total Distributions Paid/Accrued
Three Months Ended March 31, 2020
January 28, 2020	January 31, 2020	$0.002383	$430,201	$177,853	$608,054
February 25, 2020	February 28, 2020	0.002383	407,142	163,022	570,164
March 26, 2020	March 31, 2020	0.002383	446,503	164,293	610,796
			$1,283,846	$505,168	$1,789,014

Record Date	Payment Date	Per Share Per Day	Distributions Paid in Cash	Distributions Paid through the DRIP	Total Distributions Paid/Accrued
Three Months Ended March 31, 2019
January 20, 2019	January 31, 2019	$0.002389	$463,408	$201,500	$664,908
February 20, 2019	February 28, 2019	0.002389	423,071	179,129	602,200
March 20, 2019	March 29, 2019	0.002389	472,614	195,507	668,121
			$1,359,093	$576,136	$1,935,229

Note 11. Financial Highlights
The following is a schedule of financial highlights for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Per share data:
Net asset value at beginning of period	$9.16	$9.47
Results of operations (1):
Net investment income	0.12	0.12
Net change in unrealized depreciation on investments	(0.14)	(0.01)
Net realized gain on investments	—	—
Net change in unrealized depreciation on obligations under participation agreements	0.01	—
Net increase in net assets resulting from operations	(0.01)	0.11
Stockholder distributions (2):
Distributions from return of capital	(0.13)	(0.10)
Distributions from net investment income	(0.09)	(0.12)
Net decrease in net assets resulting from stockholder distributions	(0.22)	(0.22)
Capital share transactions:
Other	—	0.01
Net increase in net assets resulting from capital share transactions	—	0.01
Net asset value, end of period	$8.93	$9.37
Shares outstanding at end of period	8,286,556	8,925,061
Total return (3)	(0.18)%	1.20%
Ratio/Supplemental data:
Net assets, end of period	$74,021,788	$83,602,857
Ratio of net investment income to average net assets	4.75%	5.15%
Ratio of operating expenses to average net assets	7.03%	6.47%
Portfolio turnover	0.02%	2.73%
_______________

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

(2)	The per share data for distributions reflects the actual amount of distributions declared per share during the period.

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

•
actual and potential conflicts of interest with any of the following affiliated entities: Terra Income Advisors, LLC, our investment adviser (“Terra Income Advisors”); Terra Capital Partners, LLC (“Terra Capital Partners”), our sponsor; Terra REIT Advisors, LLC, a subsidiary of Terra Capital Partners; Terra Fund Advisors, LLC, an affiliate of Terra Capital Partners; Terra Secured Income Fund, LLC and, together with Terra Secured Income Fund 2, LLC, Terra Secured Income Fund 3, LLC, Terra JV, LLC, Terra Secured Income Fund 5, LLC, Terra Secured Income Fund 5 International, Terra Income Fund International and Terra Secured Income Fund 7, LLC, the “Terra Income Funds”; Terra Property Trust Inc; Property Trust 2, Inc; Terra International Fund 3, L.P.; Terra International Fund 3 REIT, LLC; Terra Capital Advisors, LLC; Terra Capital Advisors 2, LLC; Terra Income Advisors 2, LLC; or any of their affiliates;

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
Our investment activities are externally managed by Terra Income Advisors and supervised by our board of directors (the “Board”), a majority of whom are independent. Under the investment advisory and administration services agreement (the “Investment Advisory Agreement”), we have agreed to pay Terra Income Advisors an annual base management fee based on our average quarterly gross assets, as well as incentive fees based on our performance. We also agreed to pay Terra Capital Markets a servicing fee. See “— Related Party Transactions — Compensation of Terra Income Advisors and Terra Capital Markets” below.
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
Expenses
Our primary operating expenses include interest expense from obligations under participation agreements, professional fees, payment of adviser fees and reimbursement of expenses to Terra Income Advisors and other expenses necessary for our operations. We bear other expenses, which include, among other things:

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

	March 31, 2020
	Gross Investments		Transfers Treated as Obligations Under Participation Agreements		Net Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair value
370 Lex Part Deux, LLC	$17,338,626	$16,707,707	$—	$—	$17,338,626	$16,707,707
LD Milpitas Mezz, LP	16,009,438	16,112,934	4,016,143	4,028,234	11,993,295	12,084,700
Orange Grove Property Investors, LLC	8,498,083	8,517,408	—	—	8,498,083	8,517,408
Stonewall Station Mezz LLC	4,343,369	4,312,839	—	—	4,343,369	4,312,839
RS JZ Driggs, LLC	4,137,439	4,140,149	—	—	4,137,439	4,140,149
City Gardens 333 LLC	4,030,368	4,044,111	—	—	4,030,368	4,044,111
NB Private Capital, LLC	3,320,104	3,324,028	—	—	3,320,104	3,324,028
Dwight Mezz II LLC	3,000,000	2,945,645	—	—	3,000,000	2,945,645
Hertz Clinton One Mezzanine, LLC	2,459,287	2,592,640	—	—	2,459,287	2,592,640
TSG-Parcel 1, LLC	2,020,000	2,019,404	—	—	2,020,000	2,019,404
Total loan investments	65,156,714	64,716,865	4,016,143	4,028,234	61,140,571	60,688,631
Marketable securities	3,306,334	3,490,354	—	—	3,306,334	3,490,354
Total investments	$68,463,048	$68,207,219	$4,016,143	$4,028,234	$64,446,905	$64,178,985

	December 31, 2019
	Gross Investments		Transfers Treated as Obligations Under Participation Agreements		Net Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair value
370 Lex Part Deux, LLC	$16,871,046	$16,882,760	$—	$—	$16,871,046	$16,882,760
LD Milpitas Mezz, LP	12,480,889	12,817,047	3,130,788	3,204,263	9,350,101	9,612,784
Orange Grove Property Investors, LLC	8,484,231	8,556,332	—	—	8,484,231	8,556,332
Stonewall Station Mezz LLC	4,310,524	4,348,735	—	—	4,310,524	4,348,735
RS JZ Driggs, LLC	4,127,222	4,138,668	—	—	4,127,222	4,138,668
City Gardens 333 LLC	3,906,762	3,928,089	—	—	3,906,762	3,928,089
NB Private Capital, LLC	3,306,795	3,363,464	—	—	3,306,795	3,363,464
Dwight Mezz II LLC	3,000,000	3,075,315	—	—	3,000,000	3,075,315
Hertz Clinton One Mezzanine, LLC	2,457,144	2,706,405	—	—	2,457,144	2,706,405
TSG-Parcel 1, LLC	2,020,000	2,019,404	—	—	2,020,000	2,019,404
Total loan investments	$60,964,613	$61,836,219	$3,130,788	$3,204,263	$57,833,825	$58,631,956

	Three Months Ended March 31,
	2020		2019
	Weighted Average Principal Amount	Weighted Average Coupon Rate	Weighted Average Principal Amount	Weighted Average Coupon Rate
Gross loan investments	$64,149,387	12.1%	$65,825,382	12.1%
Obligations under participation agreements	(3,839,178)	13.0%	—	—%
Marketable securities	362,837	4.5%	—	—%
Net investments (1)	$60,673,046	12.0%	$65,825,382	12.1%
_______________

(1)
The weighted average coupon rate for net investments represents net interest income over the period calculated using the weighted average coupon rate and weighted average principal amount shown on the table (interest income on the investments less interest expense) divided by the weighted average principal amount of the net investments during the period.

Portfolio Investment Activity
For the three months ended March 31, 2020 and 2019, we invested $3.1 million in marketable securities and sold less than $0.1 million of marketable securities. Additionally, for the three months ended March 31, 2020 and 2019, we invested $4.1 million and $1.9 million in add-on loans, respectively, and had zero and $18.8 million of loan repayments, respectively, resulting in net loan investments of $4.1 million and net loan repayments of $16.9 million, respectively.
Our portfolio composition, based on fair value at March 31, 2020 and December 31, 2019 was as follows:

	March 31, 2020			December 31, 2019
	Investments at Fair Value	Percentage of Total Portfolio	Weighted Average Coupon Rate (1)	Investments at Fair Value	Percentage of Total Portfolio	Weighted Average Coupon Rate (1)
Loans	$21,651,219	31.8%	12.6%	$18,598,767	30.1%	12.5%
Loans through participation interest	43,065,646	63.1%	12.0%	43,237,452	69.9%	11.9%
Marketable securities	3,490,354	5.1%	4.5%	—	—%	—%
Total	$68,207,219	100.0%	11.8%	$61,836,219	100.0%	12.1%
_______________

(1)	Based upon the principal value of our investments.
The following table shows the portfolio composition by property type grouping based on fair value at March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Hotel	$20,425,773	29.9%	$17,165,782	27.8%
Office	19,300,347	28.3%	19,589,165	31.7%
Student housing	10,313,784	15.1%	10,366,868	16.7%
Condominium	8,517,408	12.5%	8,556,332	13.8%
Multifamily	4,140,149	6.1%	4,138,668	6.7%
Land	2,019,404	3.0%	2,019,404	3.3%
Total loan investments	64,716,865	94.9%	61,836,219	100.0%
Marketable securities	3,490,354	5.1%	—	—%
Total investments	$68,207,219	100.0%	$61,836,219	100.0%

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
As of March 31, 2020 and December 31, 2019, obligations under participation agreements at fair value was $4.0 million and $3.2 million, respectively, and the weighted average interest rate on the obligations under participation agreements as of both dates was 13.0%. For the three months ended March 31, 2020, we transferred $0.9 million of investments to affiliates through participation agreements and did not make any repayments on obligations under participation agreements. For the three months ended March 31, 2019, we did not transfer any investments to affiliates through participation agreements and did not make any repayments on obligations under participation agreements.
Results of Operations
Operating results for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019	Change
Total investment income	$2,188,359	$2,417,290	$(228,931)
Total operating expenses	1,189,016	1,327,980	(138,964)
Net investment income	999,343	1,089,310	(89,967)
Net change in unrealized depreciation on investments	(1,127,435)	(117,912)	(1,009,523)
Net realized gain on investments	8,894	—	8,894
Net change in unrealized depreciation on obligations under participation agreements	61,384	—	61,384
Net (decrease) increase in net assets resulting from operations	$(57,814)	$971,398	$(1,029,212)
Investment Income
The composition of our investment income for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019	Change
Interest income	$2,128,025	$2,370,101	$(242,076)
Prepayment fee income	—	32,721	(32,721)
Other fee income	60,334	14,468	45,866
Total investment income	$2,188,359	$2,417,290	$(228,931)
Interest Income
For the three months ended March 31, 2020 as compared to the same period in 2019, interest income decreased by $0.2 million, primarily due to a decrease in net origination, extension and disposition fees received from the borrowers.
Prepayment Fee Income
Prepayment fee income represents prepayment fees charged to borrowers for the early repayment of loans.
For the three months ended March 31, 2019, we received prepayment fee income of $0.03 million on the early repayment of a loan. For the three months ended March 31, 2020, there was no prepayment fee income received.

Other fee income
Other fee income includes loan processing fee, administrative fee and non-refundable deal deposits.
For the three months ended March 31, 2020 as compared to the same period in 2019, other fee income increased by $0.05 million, primarily due to an increase in non-refundable deal deposits.
Operating Expenses
The composition of our operating expenses for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019	Change
Base management fees	$373,023	$423,711	$(50,688)
Reversal of incentive fees on capital gains	(155,521)	(23,582)	(131,939)
Operating expense reimbursement to Adviser	212,272	251,198	(38,926)
Servicing fees	181,339	224,568	(43,229)
Professional fees	341,124	324,876	16,248
Interest expense from obligations under participation agreements	139,668	—	139,668
Directors’ fees	33,125	34,625	(1,500)
Insurance expense	53,657	53,087	570
General and administrative expenses	10,329	39,497	(29,168)
Total operating expenses	$1,189,016	$1,327,980	$(138,964)
For the three months ended March 31, 2020 as compared to the same period in 2019, total operating expenses decreased by $0.1 million. The reasons for the changes are stated below.
Base Management Fees
Under the Investment Advisory Agreement, we pay Terra Income Advisors a base management fee, which is calculated at an annual rate of 2.0% of our average gross assets.
For the three months ended March 31, 2020 as compared to the same period in 2019, base management fees decreased by $0.05 million, due to a decrease in our gross assets.
Operating Expense Reimbursement to Adviser
Under the Investment Advisory Agreement, we reimburse Terra Income Advisors for operating expenses incurred in connection with administrative services provided to us, including compensation to administrative personnel.
For the three months ended March 31, 2020 as compared to the same period in 2019, operating expense reimbursement to Adviser decreased by $0.04 million, primarily due to a decrease in our allocation ratio in relation to affiliated funds managed by Terra Income Advisors and its affiliates.
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
For the three months ended March 31, 2020 as compared to the same period in 2019, servicing fees decreased by $0.04 million, due to a decrease in our NAV.
Interest Expense from Obligations under Participation Agreements
For the three months ended March 31, 2020 as compared to the same period in 2019, interest expense from obligations under participation agreements increased by $0.1 million, primarily due to an increase in the weighted average principal balance on obligations under participation agreements. For the three months ended March 31, 2020, the weighted average principal balance on obligations under participation agreements was $3.8 million and the weighted average coupon rate on obligations under participation agreements was 13.0%. There were no obligations under participation agreements outstanding for the three months ended March 31, 2019.
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
For the three months ended March 31, 2020 as compared to the same period in 2019, net change in unrealized depreciation on investments and obligations under participation agreements increased by $1.0 million and $0.1 million, respectively, primarily due to widening credit spreads as a result of the macro-economic conditions impacted by the COVID-19 outbreak. For additional information concerning the COVID-19 pandemic and its potential impact on our business and our operating results, see Part II - Other information, Item 1A. Risk Factors, “The continuing spread of a new strain of coronavirus, which causes the viral disease known as COVID-19, may adversely affect our investments and operations”.
Net (Decrease) Increase in Net Assets Resulting from Operations
For the three months ended March 31, 2020 and 2019, we recorded a net decrease in net assets resulting from operations of $0.1 million and a net increase in net assets resulting from operations of $1.0 million, respectively. Based on the weighted average shares of common stock outstanding, our per share net decrease in net assets resulting from operations was $0.01 and our per share net increase in net assets resulting from operations was $0.11, respectively.
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
We do not have any material commitments for capital resources as of the end of the last fiscal year. We are not aware of any known trends in our capital resources or any material changes in the mix and relative cost of such resources
Cash Flows for the Three Months Ended March 31, 2020
Operating Activities — For the three months ended March 31, 2020, net cash used in operating activities was $6.3 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, repayments and sales of portfolio investments, among other factors. Cash flows used in operating activities for the three months ended March 31, 2020 were primarily related to purchases of investments of $7.1 million.
Financing Activities — For the three months ended March 31, 2020, net cash used in financing activities was $0.4 million, primarily related to distributions paid to stockholders of $1.3 million, partially offset by proceeds from obligations under participation agreements of $0.9 million.
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

REIT Status and Distributions
We elected to be taxed as a REIT under the Code commencing with our short taxable year beginning October 1, 2018 and ending December 31, 2018, and we believe that we have operated in such a manner to continue to be taxed as a REIT for federal income tax purposes. In order to qualify as a REIT, we are required, among other things, to distribute at least 90% of our REIT net taxable income to the stockholders and meet certain tests regarding the nature of our income and assets. As long as the distributions are declared by the later of the fifteenth day of the ninth month following the close of the taxable year or the due date of the tax return, including extensions, distributions paid up to one year after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We are also subject to nondeductible federal excise taxes if we do not distribute at least 85.0% of our ordinary income, 95.0% of our capital gain net income, if any, and any recognized and undistributed income from prior years on which we paid no federal income taxes. For the three months ended March 31, 2020 and 2019, we have made sufficient distributions to our stockholders to qualify to be taxed as a REIT and to preclude the imposition of either U.S. federal corporate income or excise taxation.
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
Investments measured and reported at fair value will be classified and disclosed in one of the following categories:

•	Level 1 — observable inputs, such as quoted prices in active markets. Publicly listed equities, debt securities and publicly listed derivatives will be included in Level 1.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the investment. We expect most of the loan investments that will be held in the investment portfolio to fall into Level 3 of the fair value hierarchy. The fair value of the Company’s investment in preferred stock is determined based on quoted prices in an active market and is classified as Level 1 of the fair value hierarchy. The fair value of the Company’s investment in bonds is determined based on a matrix which takes the following factors into consideration: structured product markets, interest rate movements, trends, spreads, new issue information and other pertinent data to produce price evaluations that are designed to represent closing market bids or means for the current day. Valuation of bonds falls within Level 2 of the fair value hierarchy.
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
Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the statements of operations. For the three months ended March 31, 2020 and 2019, we did not incur any interest or penalties.
Contractual Obligations
We have entered into certain contracts under which we have material future commitments. On April 20, 2015, we entered into the Investment Advisory Agreement with Terra Income Advisors in accordance with the 1940 Act. The Investment Advisory Agreement became effective on June 24, 2015, the date that we met the Minimum Offering Requirement. Terra Income Advisors serves as our investment adviser in accordance with the terms of the Investment Advisory Agreement. Payments under the Investment Advisory Agreement in each reporting period consist of (i) a base management fee equal to a percentage of the value of our average gross assets and (ii) an incentive fee based on our performance. Terra Income Advisors is reimbursed for allocated administrative expenses incurred on our behalf. For the three months ended March 31, 2020 and 2019, we incurred $0.4 million and $0.4 million in base management fee under the Investment Advisory Agreement, respectively. For the three months ended March 31, 2020 and 2019, we reversed the previously accrued incentive fees on capital gains of $0.2 million and $0.02 million, respectively. No incentive fees on capital gains are actually payable by us with respect to unrealized gains unless and until those gains are realized. For the three months ended March 31, 2020 and 2019, we incurred $0.2 million and $0.3 million in allocated administrative expenses reimbursable to Terra Income Advisors, respectively.

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
For the three months ended March 31, 2020 and 2019, we recorded servicing fees of $0.2 million and $0.2 million, respectively. As of both March 31, 2020 and December 31, 2019, unpaid servicing fees were $0.1 million and were included in accrued expenses on the statements of assets and liabilities.
Certain of our loans provide for commitments to fund the borrower at a future date. As of March 31, 2020, we had one loan with total funding commitments of $17.0 million, of which we funded $16.0 million. We expect to fund either directly or in combination with an affiliate the remaining $1.0 million in the next twelve months.
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
On September 30, 2017, we adopted the Servicing Plan. For both the three months ended March 31, 2020 and 2019, we recorded servicing fees of $0.2 million. As of both March 31, 2020 and December 31, 2019, unpaid servicing fees were $0.1 million and were included in accrued expenses on the statements of assets and liabilities.
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
As of March 31, 2020, we had five investments with an aggregate principal balance of $49.2 million that provides for interest income indexed to LIBOR, all of which are subject to a LIBOR floor. A decrease of 1% or an increase of 1% in LIBOR would have no impact on our annual interest income because the interest rates are protected by a LIBOR floor in the respective loan agreements.
We may hedge against interest rate and currency exchange rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts, subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. For the three months ended March 31, 2020 and 2019, we did not engage in interest rate hedging activities.
In addition, we may have risks regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Valuation of Investments.”
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
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

Item 1A. Risk Factors.
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 other than the ones below.
The continuing spread of a new strain of coronavirus, which causes the viral disease known as COVID-19, may adversely affect our investments and operations.

Since its discovery in December 2019, a new strain of coronavirus, which causes the viral disease known as COVID-19, has spread from China to most other countries, including the United States. The World Health Organization has declared the coronavirus outbreak a pandemic, the Health and Human Services Secretary has declared a public health emergency in the United States in response to the outbreak and the President of the United States has declared the coronavirus outbreak a national emergency. The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. Many experts predict that the outbreak will trigger a period of global economic slowdown or a global recession. Quarantines and shelter-at-home orders have been imposed in many areas of the country in response to outbreaks of COVID-19, and may be imposed more extensively in the future. In many cases, states of emergency have been declared, schools have been closed, bans on public events have been instituted, limitations on travel have been imposed, and businesses have been ordered to temporarily cease all in-person operations. These responses may be in place for a considerable period of time and may cause significant economic disruption, which could adversely affect our performance and financial results. The COVID-19 pandemic and related government responses are expected to have a continued adverse impact on economic and market conditions in the short term and potentially the long term, and could trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of the novel coronavirus. Nevertheless, the COVID-19 pandemic presents material uncertainty and risk with respect to our performance and financial results.

As a result of a significant portion of our investments being in preferred equity of entities that own, or mezzanine loans secured by, office, multifamily and hospitality properties located in the United States, the COVID-19 pandemic will impact our investments and operating results to the extent that its continued spread within the United States reduces occupancy, increases the cost of operation or results in limited hours or necessitates the closure of such properties. The borrowers under the mezzanine loans or preferred equity in which we invest may fail to make timely and required payments under the terms of such instruments. In addition, quarantines, states of emergencies and other measures taken to curb the spread of the COVID-19 pandemic may negatively impact the ability of such properties to continue to obtain necessary goods and services or provide adequate staffing, which may also adversely affect our investments and operating results. In particular, with respect to our investments secured by hospitality properties, a variety of factors related to the COVID-19 pandemic have, and are expected to continue to, cause a decline in business and leisure travel, including, but not limited to, (i) restrictions on travel imposed by governmental entities and employers, (ii) the postponement or cancellation of industry conventions and conferences, music and arts festivals, sporting events and other large public gatherings, (iii) the closure of amusement parks, museums and other tourist attractions, (iv) the closure of colleges and universities, and (v) negative public perceptions of travel and public gatherings in light of the perceived risks associated with the coronavirus. Since certain aspects of the services provided by the entities in which we have invested involve face to face interaction, the related COVID-19 quarantines and work and travel restrictions may reduce participation or result in a loss of business. In addition, construction projects may incur delays due to federal, state or local laws or guidelines which may impact the ability of development mangers, contractors, subcontractors and other development-related personnel to perform work under normal circumstances.

The world-wide economic downturn resulting from the coronavirus pandemic could negatively impact our investments and operations, as well as our ability to make distributions to stockholders. The extent to which the coronavirus pandemic impacts our investments and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of the coronavirus and the actions taken to contain the coronavirus or treat its impact, among others.

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

In addition, on March 25, 2020, in light of the difficult market conditions caused by the COVID-19 pandemic, and in an effort to preserve liquidity, the Board unanimously approved the suspension of the operation of the share repurchase program, effective as of April 30, 2020. There can be no assurances about when or if the Board will determine to approve the resumption of the share repurchase program. Further, the share repurchase program has many limitations and should not be relied upon as a method to sell shares promptly or at a desired price.
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
Date: May 14, 2020

TERRA INCOME FUND 6, INC.

By:	/s/ Vikram S. Uppal
Vikram S. Uppal
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Gregory M. Pinkus
Gregory M. Pinkus
Chief Financial Officer, Chief Operating Officer,
Treasurer and Secretary
(Principal Financial and Accounting Officer)