Form 10-Q
period 2020-06-30
Terra Income Fund 6, Inc.
filed 2020-08-10
CIK 1577134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2020

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 10, 2020, the registrant had 8,323,938 shares of common stock, $0.001 par value, outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the date of this document.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Terra Income Fund 6, Inc.
Statements of Assets and Liabilities

	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Investments, at fair value — non-controlled (amortized cost of $22,530,384 and $17,938,033, respectively)	$22,790,177	$18,598,767
Investment through participation interest, at fair value — non-controlled (amortized cost of $44,024,698 and $43,026,580, respectively) (Note 4)	43,717,219	43,237,452
Marketable securities, at fair value — non-controlled (cost of $168,618 and $0, respectively)	236,156	—
Total investments	66,743,552	61,836,219
Cash and cash equivalents	13,137,955	17,057,558
Restricted cash	1,168,609	624,141
Interest receivable	566,843	529,819
Prepaid expenses and other assets	208,611	58,812
Total assets	81,825,570	80,106,549
Liabilities
Obligations under participation agreements, at fair value (proceeds of $4,250,000 and $3,120,888, respectively) (Note 4)	4,297,731	3,204,263
Interest reserve and other deposits held on investments	1,168,609	624,141
Due to Adviser, net	599,191	517,404
Accrued expenses	309,763	266,950
Interest payable from obligations under participation agreements	46,042	34,937
Other liabilities	23,670	80,766
Total liabilities	6,445,006	4,728,461
Net assets	$75,380,564	$75,378,088
Commitments and contingencies (See Note 5)
Components of net assets:
Common stock, $0.001 par value, 450,000,000 shares authorized, and 8,314,471 and 8,232,636 shares issued and outstanding, respectively	$8,314	$8,233
Capital in excess of par	75,575,773	74,872,851
Accumulated distributable net income	(203,523)	497,004
Net assets	$75,380,564	$75,378,088
Net asset value per share	$9.07	$9.16

See notes to unaudited financial statements.

Terra Income Fund 6, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Investment income
Interest income	$2,215,803	$2,224,226	$4,343,828	$4,594,327
Prepayment fee income	—	—	—	32,721
Other fee income	6,498	13,310	66,832	27,778
Total investment income	2,222,301	2,237,536	4,410,660	4,654,826
Operating expenses
Base management fees	376,629	403,279	749,652	826,990
Incentive fees (reversal of incentive fees) on capital gains (1)	217,138	(2,380)	61,617	(25,962)
Operating expense reimbursement to Adviser (Note 4)	212,490	215,888	424,762	467,086
Servicing fees (Note 2, Note 4)	186,466	217,407	367,805	441,975
Professional fees	293,631	285,518	634,755	610,394
Interest expense from obligations under participation agreements (Note 4)	141,902	16,549	281,570	16,549
Directors’ fees	30,125	18,125	63,250	52,750
Insurance expense	53,882	53,583	107,539	106,670
General and administrative expenses	14,774	54,822	25,103	94,319
Total operating expenses	1,527,037	1,262,791	2,716,053	2,590,771
Net investment income	695,264	974,745	1,694,607	2,064,055
Net change in unrealized depreciation on investments	275,681	(8,666)	(851,754)	(126,578)
Net change in unrealized depreciation on obligations under participation agreements	(7,202)	(3,235)	54,182	(3,235)
Net realized gain on investments	1,076,236	—	1,085,130	—
Net increase in net assets resulting from operations	$2,039,979	$962,844	$1,982,165	$1,934,242
Per common share data:
Net investment income per share	$0.08	$0.11	$0.20	$0.23
Net increase in net assets resulting from operations per share	$0.25	$0.11	$0.24	$0.22
Weighted average common shares outstanding	8,296,058	8,935,399	8,274,180	8,966,442
_______________
(1) For the three and six months ended June 30, 2020, the Company recorded incentive fees of $0.2 million and $0.1 million, based on net realized and unrealized capital gains of $1.3 million and $0.3 million, respectively. For the three and six months ended June 30, 2019, the Company reversed the previously accrued incentive fees on capital gains of $2,380 and $25,962, respectively. Incentive fees on capital gains are based on 20% of net realized and unrealized capital gains. No incentive fees on capital gains are actually payable by the Company with respect to unrealized gains unless and until those gains are realized.

See notes to unaudited financial statements.

Terra Income Fund 6, Inc.
Statements of Changes in Net Assets
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operations
Net investment income	$695,264	$974,745	$1,694,607	$2,064,055
Net change in unrealized depreciation on investments	275,681	(8,666)	(851,754)	(126,578)
Net change in unrealized depreciation on obligations under participation agreements	(7,202)	(3,235)	54,182	(3,235)
Net realized gain on investments	1,076,236	—	1,085,130	—
Net increase in net assets resulting from operations	2,039,979	962,844	1,982,165	1,934,242
Stockholder distributions
Distributions from return of capital	—	(1,118,215)	(41,934)	(2,007,870)
Distributions from net investment income	(935,610)	(827,306)	(2,682,690)	(1,872,880)
Net decrease in net assets resulting from stockholder distributions	(935,610)	(1,945,521)	(2,724,624)	(3,880,750)
Capital share transactions
Issuance of common stock	—	—	—	60,000
Reinvestment of stockholder distributions	254,407	566,216	759,575	1,142,352
Offering costs	—	—	—	(900)
Repurchases of common stock under stock repurchase plan	—	(3,346,281)	(14,640)	(4,453,848)
Net increase (decrease) in net assets resulting from capital share transactions	254,407	(2,780,065)	744,935	(3,252,396)
Net increase (decrease) in net assets	1,358,776	(3,762,742)	2,476	(5,198,904)
Net assets, at beginning of period	74,021,788	83,602,857	75,378,088	85,039,019
Net assets, at end of period	$75,380,564	$79,840,115	$75,380,564	$79,840,115

Capital share activity
Shares outstanding, at beginning of period	8,286,556	8,925,061	8,232,636	8,975,103
Shares issued from subscriptions	—	—	—	6,276
Shares issued from reinvestment of stockholder distributions	27,915	60,215	83,435	120,852
Shares repurchased under stock repurchase plan and other	—	(357,127)	(1,600)	(474,082)
Shares outstanding, at end of period	8,314,471	8,628,149	8,314,471	8,628,149

See notes to unaudited financial statements.

Terra Income Fund 6, Inc.
Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net increase in net assets resulting from operations	$1,982,165	$1,934,242
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Net change in unrealized depreciation on investments	851,754	126,578
Net change in unrealized (depreciation) appreciation on obligations under participation agreements	(54,182)	3,235
Net realized gain on investments	(1,085,130)	—
Amortization and accretion of investment-related fees, net	(153,938)	(229,444)
Amortization of discount on investments, net	(4,286)	(4,286)
Paid-in-kind interest, net	(164,667)	(44,078)
Purchases of investments	(10,524,891)	(7,211,544)
Repayments and proceeds from sale of investments	6,192,363	18,923,510
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(37,024)	110,971
(Increase) decrease in prepaid expenses and other assets	(149,799)	21,878
Increase (decrease) in interest reserve and other deposits held on investments	544,468	(370,117)
Increase (decrease) in due to Adviser, net	81,787	(58,797)
Increase in accrued expenses	42,813	62,872
Increase in interest payable from obligations under participation agreements	11,105	7,736
Decrease in other liabilities	(57,096)	(215,860)
Net cash (used in) provided by operating activities	(2,524,558)	13,056,896
Cash flows from financing activities:
Proceeds from obligations under participation agreements	1,129,112	746,152
Issuance of common stock	—	60,000
Payments of offering costs	—	(900)
Payments of stockholder distributions	(1,965,049)	(2,738,398)
Payments for repurchases of common stock under stock repurchase plan	(14,640)	(4,432,526)
Net cash used in financing activities	(850,577)	(6,365,672)
Net (decrease) increase in cash, cash equivalents and restricted cash	(3,375,135)	6,691,224
Cash, cash equivalents and restricted cash, at beginning of period	17,681,699	7,372,064
Cash, cash equivalents and restricted cash, at end of period (Note 2)	$14,306,564	$14,063,288

Supplemental disclosure of cash flow information:
Interest paid on obligations under participation agreements	$251,927	$6,309
Supplemental non-cash information:
Reinvestment of stockholder distributions	$759,575	$1,142,352

See notes to unaudited financial statements.

Terra Income Fund 6, Inc.
Schedule of Investments (Unaudited)
June 30, 2020

Portfolio Company (1)	Collateral Location	Property Type	Coupon Rate (2)	Current Interest Rate	Exit Fee	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (3)	% of Net Assets (4)
Loan investments — non-controlled
Mezzanine loans:
Hertz Clinton One Mezzanine, LLC	US - MS	Office	12.00%	12.00%	0.00%	3/18/2016	1/1/2025	$2,500,000	$2,461,430	$2,597,255	3.4%
Dwight Mezz II, LLC	US - CA	Student housing	11.00%	11.00%	0.00%	5/11/2017	5/6/2027	3,000,000	3,000,000	3,002,000	4.0%
Stonewall Station Mezz LLC (5)(7)	US - NC	Hotel	Current 12.00% PIK 2.00%	14.00%	1.00%	5/31/2018	5/20/2021	4,404,403	4,420,116	4,453,358	5.9%
LD Milpitas Mezz, LP (5)(6)	US - CA	Hotel	LIBOR + 10.25% (2.75% Floor)	13.00%	1.00%	6/27/2018	6/27/2021	17,000,000	17,068,954	17,190,922	22.8%
									26,950,500	27,243,535	36.1%
Preferred equity investments:
City Gardens 333 LLC (5)(7)	US - CA	Student housing	LIBOR + 9.95% (2.00% Floor)	11.95%	0.00%	4/11/2018	4/1/2021	3,842,963	3,830,338	3,842,482	5.1%
RS JZ Driggs, LLC (5)(7)(8)	US - NY	Multifamily	12.25%	12.25%	1.00%	5/1/2018	8/1/2020	4,100,000	4,141,000	4,141,273	5.5%
Orange Grove Property Investors, LLC (5)(7)	US - CA	Condominium	LIBOR + 8.00% (4.00% Floor)	12.00%	1.00%	5/24/2018	6/1/2021	8,480,000	8,511,958	8,544,760	11.3%
NB Private Capital, LLC (5)(7)(9)	Various	Student housing	14.00%	16.00%	1.00%	7/27/2018	4/16/2021	3,278,352	3,277,242	3,310,782	4.4%
370 Lex Part Deux, LLC (5)(7)	US - NY	Office	LIBOR + 8.25% (2.44% Floor)	10.69%	0.00%	12/17/2018	1/9/2022	17,863,135	17,824,044	17,404,814	23.1%
									37,584,582	37,244,111	49.4%
First mortgages:
TSG-Parcel 1, LLC (5)(7)	US - CA	Land	15.00%	15.00%	1.00%	7/10/2015	12/31/2020	2,000,000	2,020,000	2,019,750	2.7%
									2,020,000	2,019,750	2.7%

Total loan investments — non-controlled									$66,555,082	$66,507,396	88.2%

Terra Income Fund 6, Inc.
Schedule of Investments (Unaudited) (Continued)
June 30, 2020

Portfolio Company (1)	Industry	Interest Rate	Acquisition Date	Maturity Date	Shares	Cost	Fair Value	% of Net Assets (4)
Marketable securities — non-controlled (10):
Preferred shares:
City Office REIT, Inc. - Series A Preferred Shares	REIT	6.625%	3/19/2020	10/4/2021	5,771	$104,708	$136,600	0.2%
City Office REIT, Inc. - Series A Preferred Shares	REIT	6.625%	3/26/2020	10/4/2020	4,206	63,910	99,556	0.1%
Total marketable securities — non-controlled						168,618	236,156	0.3%

Total investments — non-controlled						$66,723,700	$66,743,552	88.5%
_______________
(1)All of the Company’s investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940 and the rules promulgated thereunder. All of the Company’s borrowers are in the diversified real estate industry.
(2)Some of the Company’s investments provide for coupon rate indexed to the London Interbank Offered Rate (“LIBOR”) and are subject to a LIBOR floor.
(3)Because there is no readily available market for these investments, these investments are valued using significant unobservable inputs under Level 3 of the fair value hierarchy and are approved in good faith by the Company’s board of directors.
(4)Percentages are based on net assets of $75.4 million as of June 30, 2020.
(5)Participation interest is with Terra Property Trust, Inc., a related-party real estate investment trust managed by an affiliate of the Company’s sponsor.
(6)The loan participations from the Company do not qualify for sale accounting and therefore, these loans remain in the Schedule of Investments. See “Obligations under Participation Agreements” in Note 3 in the accompanying notes to the financial statements.
(7)The Company acquired these investments through participation agreements. See “Participation Agreements” in Note 4 in the accompanying notes to the financial statements.
(8)In August 2020, the Company extended the maturity of this loan to February 1, 2021.
(9)In June 2020, the Company amended the credit facility agreement to provide for interest at a fixed rate of 16.00% and to capitalize any unpaid interest to principal.
(10)From time to time, the Company may invest in debt and equity securities.
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
_______________
(1)All of the Company’s investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940 and the rules promulgated thereunder. All of the Company’s borrowers are in the diversified real estate industry.
(2)Some of the Company’s investments provide for coupon rate indexed to LIBOR and are subject to a LIBOR floor.

(3)Because there is no readily available market for these investments, these investments are valued using significant unobservable inputs under Level 3 of the fair value hierarchy and are approved in good faith by the Company’s board of directors.
(4)Percentages are based on net assets of $75.4 million as of December 31, 2019.
(5)Participation interest is with Terra Property Trust, Inc., a related-party real estate investment trust managed by an affiliate of the Company’s sponsor.
(6)The loan participation from the Company do not qualify for sale accounting and therefore, these loans remain in the Schedule of Investments. See “Obligations under Participation Agreements” in Note 3 in the accompanying notes to the financial statements.
(7)The Company acquired these investments through participation agreements. See “Participation Agreements” in Note 4 in the accompanying notes to the financial statements.
(8)On June 27, 2018, the Company entered into agreement with the borrower to provide funding commitment of up to $17.0 million. As of December 31, 2019, this investment had an unfunded commitment of $4.5 million.

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
        The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s statements of assets and liabilities to the total amount shown in its statements of cash flows:

	June 30,
	2020	2019
Cash and cash equivalents	$13,137,955	$13,133,384
Restricted cash	1,168,609	929,904
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$14,306,564	$14,063,288

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

Valuation of Investments:  The Company determines the value of its investments on a quarterly basis in accordance with fair value accounting guidance promulgated under U.S. GAAP, which establishes a three-tier hierarchical disclosure framework that prioritizes and ranks the level of market price observability used in measuring investments at fair value. These tiers include:
•Level 1 — observable inputs, such as quoted prices in active markets. Publicly listed equities, debt securities and publicly listed derivatives will be included in Level 1.
•Level 2 — observable inputs such as for similar securities in active markets and quoted prices for identical securities in markets that are not active. In certain cases, debt and equity securities are valued on the basis of prices from an orderly transaction between market participants provided by reputable dealers or pricing services. In determining the value of a particular investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices, market transactions in comparable investments and various relationships between investments. Investments which are generally expected to be included in this category include corporate bonds and loans, convertible debt indexed to publicly listed securities and certain over-the-counter derivatives.
•Level 3 — unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. The inputs into the determination of fair value require significant judgment or estimation.
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
Income Taxes:  The Company elected to be taxed as a REIT under the Code commencing with its short taxable year beginning October 1, 2018 and ending December 31, 2018. In order to qualify as a REIT, the Company is required, among other things, to distribute at least 90% of its REIT net taxable income to the stockholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Company is not subject to U.S. federal income taxes on income and gains distributed to the stockholders as long as certain requirements are satisfied, principally relating to the nature of income and the level of distributions, as well as other factors. If the Company fails to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal and state income taxes at regular corporate rates beginning with the year in which it fails to qualify and may be precluded from being able to elect to be treated as a REIT for the Company’s four subsequent taxable years. For the three and six months ended June 30, 2020 and 2019, the Company satisfied all the requirements for a REIT and accordingly, no provision for federal income taxes has been included in the financial statements.
The Company did not have any uncertain tax positions that met the recognition or measurement criteria under accounting for income taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its statements of operations. For the three and six months ended June 30, 2020 and 2019, the Company did not incur any interest or penalties. Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The Company’s 2016-2019 federal tax years remain subject to examination by the Internal Revenue Service and the state department of revenue.
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
During the first half of 2020, there was a global outbreak of a novel coronavirus (“COVID-19”), which has spread to over 200 countries and territories, including the United States, and has spread to every state in the United States. The World Health Organization has designated COVID-19 as a pandemic, and numerous countries, including the United States, have declared national emergencies with respect to COVID-19. The global impact of the outbreak has been rapidly evolving, and as cases of COVID-19 have continued to be identified in additional countries, many countries have reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading and operations of non-essential offices and retail centers. Such actions are creating disruption in global supply chains, and adversely impacting many industries. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying its financial statements are reasonable and supportable based on the information available as of June 30, 2020, however uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of June 30, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may ultimately differ from those estimates.
The financial statements include loan investments at fair value of $66.5 million and $61.8 million at June 30, 2020 and December 31, 2019, respectively, and obligations under participation agreements at fair value of $4.3 million and $3.2 million at June 30, 2020 and December 31, 2019, respectively. These fair values have been determined in good faith by the Board. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments and obligations under participation agreements, and the differences could be material.
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

Note 3. Investments
The following tables show the composition of the investment portfolio, at amortized cost and fair value at June 30, 2020 and December 31, 2019, respectively (with corresponding percentage of total portfolio investments):

	June 30, 2020
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Loans	$22,530,384	33.8%	$22,790,177	34.1%
Loans through participation interest (Note 4)	44,024,698	65.9%	43,717,219	65.5%
Marketable securities	168,618	0.3%	236,156	0.4%
Total	$66,723,700	100.0%	$66,743,552	100.0%

	December 31, 2019
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Loans	$17,938,033	29.4%	$18,598,767	30.1%
Loans through participation interest (Note 4)	43,026,580	70.6%	43,237,452	69.9%
Total	$60,964,613	100.0%	$61,836,219	100.0%
Obligations under Participation Agreements
        The Company has elected the fair value option relating to accounting for debt obligations at their fair value for its obligations under participation agreements which arose due to partial loan sales which did not meet the criteria for sale treatment. The Company employs the same yield approach valuation methodology used for the real estate-related loan investments on the Company’s obligations under participation agreements. As of June 30, 2020 and December 31, 2019, obligations under participation agreements at fair value was $4.3 million and $3.2 million, and the weighted average contractual interest rate on the obligations under participation agreements was 13.0% for both periods. For the six months ended June 30, 2020 and 2019, the Company transferred $1.1 million and $0.7 million of investments to affiliates through participation agreements, respectively, and did not make any repayments on obligations under participation agreements.
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
The following tables present fair value measurements of investments, by major class, as of June 30, 2020 and December 31, 2019, according to the fair value hierarchy:

	June 30, 2020
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Loans	$—	$—	$22,790,177	$22,790,177
Loans through participation interest	—	—	43,717,219	43,717,219
Marketable securities	236,156	—	—	236,156
Total Investments	$236,156	$—	$66,507,396	$66,743,552

Obligations under participation agreements	$—	$—	$4,297,731	$4,297,731

	December 31, 2019
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Loans	$—	$—	$18,598,767	$18,598,767
Loans through participation interest	—	—	43,237,452	43,237,452
Total Investments	$—	$—	$61,836,219	$61,836,219

Obligations under participation agreements	$—	$—	$3,204,263	$3,204,263

        Changes in the Company’s Level 3 investments for the six months ended June 30, 2020 and 2019 were as follows:

	Six Months Ended June 30, 2020
	Loans	Loans Through Participation	Total Loan Investments	Obligations under Participation Agreements
Balance as of January 1, 2020	$18,598,767	$43,237,452	$61,836,219	$3,204,263
Purchases of investments	4,516,448	1,179,259	5,695,707	—
Repayments of investments	—	(446,667)	(446,667)	—
Net change in unrealized depreciation on investments	(400,941)	(518,351)	(919,292)	—
PIK interest income, net	—	164,667	164,667	—
Amortization and accretion of investment-related fees, net	71,617	100,859	172,476	18,538
Amortization of discount and premium on investments, net	4,286	—	4,286	—
Proceeds from obligations under participation agreements	—	—	—	1,129,112
Net change in unrealized depreciation on obligations under participation agreements	—	—	—	(54,182)
Balance as of June 30, 2020	$22,790,177	$43,717,219	$66,507,396	$4,297,731
Net change in unrealized appreciation or depreciation for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized depreciation on loan investments and obligations under participation agreements	$(400,941)	$(518,351)	$(919,292)	$(54,182)

	Six Months Ended June 30, 2019
	Loans	Loans Through Participation	Total Loan Investments	Obligations under Participation Agreements
Balance as of January 1, 2019	$23,571,020	$55,915,765	$79,486,785	$—
Purchases of investments	2,898,460	4,313,084	7,211,544	—
Repayments of investments	(34,459)	(18,889,051)	(18,923,510)	—
Net change in unrealized appreciation on investments	12,361	(138,939)	(126,578)	—
PIK interest income, net	—	44,078	44,078	—
Amortization and accretion of investment-related fees, net	86,221	145,727	231,948	2,504
Amortization of discount and premium on investments, net	4,286	—	4,286	—
Proceeds from obligations under participation agreements	—	—	—	746,152
Net change in unrealized appreciation on obligations under participation agreements	—	—	—	3,235
Balance as of June 30, 2019	$26,537,889	$41,390,664	$67,928,553	$751,891
Net change in unrealized appreciation or depreciation for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized depreciation on loan investments and obligations under participation agreements	$12,361	$(95,837)	$(83,476)	$3,235

        Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur. For the six months ended June 30, 2020 and 2019, there were no transfers.

Significant Unobservable Inputs
The following table summarizes the significant unobservable inputs used by the Company to value the Level 3 investments as of June 30, 2020 and December 31, 2019. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

June 30, 2020
		Primary Valuation Technique	Unobservable Input	Range		Weighted
Asset Category	Fair Value			Minimum	Maximum	Average
Assets:
Loans	$22,790,177	Discounted cash flow	Discount rate	11.05%	12.95%	12.50%
Loans through participation interest	43,717,219	Discounted cash flow	Discount rate	12.45%	19.05%	14.05%
Total Level 3 Assets	$66,507,396
Liabilities:
Obligations under participation agreements	$4,297,731	Discounted cash flow	Discount rate	12.95%	12.95%	12.95%

December 31, 2019
		Primary Valuation Technique	Unobservable Input	Range		Weighted
Asset Category	Fair Value			Minimum	Maximum	Average
Assets:
Loans	$18,598,767	Discounted cash flow	Discount rate	10.15%	11.90%	11.45%
Loans through participation interest	43,237,452	Discounted cash flow	Discount rate	11.00%	14.95%	12.15%
Total Level 3 Assets	$61,836,219
Liabilities:
Obligations under participation agreements	$3,204,263	Discounted cash flow	Discount rate	11.90%	11.90%	11.90%
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
        The following table presents a summary of such fees and reimbursements in accordance with the terms of the related agreements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Amounts Included in the Statements of Operations
Base management fees	$376,629	$403,279	$749,652	$826,990
Incentive fees on capital gains (1)	217,138	(2,380)	61,617	(25,962)
Operating expense reimbursement to Adviser (2)	212,490	215,888	424,762	467,086
Servicing fees (3)	186,466	217,407	367,805	441,975
_______________
(1) For the three and six months ended June 30, 2020, the Company recorded incentive fees of $0.2 million and $0.1 million, based on net realized and unrealized capital gains of $1.3 million and $0.3 million, respectively. For the three and six months ended June 30, 2019, the Company reversed the previously accrued incentive fees on capital gains of $2,380 and $25,962, respectively. Incentive fees on capital gains are based on 20% of net realized and unrealized capital gains. No incentive fees on capital gains are actually payable by the Company with respect to unrealized gains unless and until those gains are realized.
(2)Amounts were primarily compensation for time spent supporting the Company’s day-to-day operations.

(3)As discussed in “Servicing Plan” below, on September 30, 2017, the Company adopted the servicing plan. The servicing fee is recorded as expense on the statements of operations in the period in which it was incurred. As of both June 30, 2020 and December 31, 2019, unpaid servicing fees were $0.1 million and were included in accrued expenses on the statements of assets and liabilities.
Due to / Due from Adviser
The Company determined that it has the right of offset on the amounts due to and due from Terra Income Advisors under the guidance in ASC Topic 210, Balance Sheet. As such, the net amount is presented as Due to Adviser, net on the statements of assets and liabilities. The following table presents a summary of Due to Adviser, net as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Due to Adviser:
Base management fee and expense reimbursement payable	$382,053	$365,895
Incentive fees on capital gains (1)	217,138	155,521
	599,191	521,416
Due from Adviser:
Reimbursable costs - other operating expense	—	4,012
Due to Adviser, net	$599,191	$517,404
_______________
(1)Incentive fees on capital gains are based on 20% of accumulated net realized and unrealized capital gains of $1.1 million and $0.8 million as of June 30, 2020 and December 31, 2019, respectively. No incentive fees on capital gains are actually payable by the Company with respect to unrealized gains unless and until those gains are realized.
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
The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears based upon the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter. The subordinated incentive fee on income is subject to a quarterly hurdle rate, expressed as a rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 2.0% (8.0% annualized), subject to a “catch-up” feature. For this purpose, “pre-incentive fee net investment income” means interest income, dividend income and any other income (including any other fees, other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses reimbursed to Terra Income Advisors under the Investment Advisory Agreement and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero-coupon securities), accrued income that the Company has not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The calculation of the subordinated incentive fee on income for each quarter is as follows:
•No incentive fee is payable to Terra Income Advisors in any calendar quarter in which the Company’s pre-incentive fee net investment income does not exceed the hurdle rate of 2.0% (8.0% annualized);
•100% of the Company’s pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than or equal to 2.5% in any calendar quarter (10.0% annualized) is payable to Terra Income Advisors, all or any portion of which may be waived or deferred in Terra Income Advisors’ discretion. This portion of the pre-incentive fee net investment income (which exceeds the hurdle rate but is less than or equal to 2.5%) is referred to as the “catch-up.” The catch-up provision is intended to provide Terra Income Advisors with an incentive fee of 20.0% on all of the Company’s pre-incentive fee net investment income when the Company’s pre-incentive fee net investment income reaches 2.5% in any calendar quarter; and

•20.0% of the amount of the Company’s pre-incentive fee net investment income, if any, that exceeds 2.5% in any calendar quarter (10.0% annualized) is payable to Terra Income Advisors once the hurdle rate is reached and the catch-up is achieved.
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
Participation interest purchased by the Company: The below tables list the investment interests participated by the Company via participation agreement (each, a “PA”) as of June 30, 2020 and December 31, 2019. In accordance with the terms of each PA, each Participant’s rights and obligations, including interest income and other income (e.g., exit fee and prepayment income) and related fees/expenses are based upon its respective pro-rata participation interest in such investments, as specified in the respective PA. The Company’s share of the investment is repayable only from the proceeds received from the related borrower/issuer of the investment, and therefore the Company is also subject to the credit risk (i.e., risk of default by the underlying borrower/issuer).

Pursuant to each PA, the affiliated fund receives and allocates the interest income and other related investment incomes in respect of the investment to the Company. The Company pays related expenses (i.e., the base management fee) directly to Terra Income Advisors.

	June 30, 2020			December 31, 2019
	Participating Interests	Principal Balance	Fair Value	Participating Interests	Principal Balance	Fair Value
370 Lex Part Deux, LLC (1)	35.0%	$17,863,135	$17,404,814	35.0%	$16,922,482	$16,882,760
Orange Grove Property Investors, LLC (1)	80.0%	8,480,000	8,544,760	80.0%	8,480,000	8,556,332
Stonewall Station Mezz LLC (1)(2)	44.0%	4,404,403	4,453,358	44.0%	4,308,818	4,348,735
RS JZ Driggs, LLC (1)	50.0%	4,100,000	4,141,273	50.0%	4,100,000	4,138,668
City Gardens 333 LLC (1)	14.0%	3,842,963	3,842,482	14.0%	3,926,961	3,928,089
NB Private Capital, LLC (1)(3)	16.7%	3,278,352	3,310,782	16.7%	3,333,333	3,363,464
TSG-Parcel 1, LLC (1)	11.1%	2,000,000	2,019,750	11.1%	2,000,000	2,019,404
Total		$43,968,853	$43,717,219		$43,071,594	$43,237,452
_______________
(1)The loan is held in the name of Terra Property Trust, Inc., an affiliated entity managed by a subsidiary of Terra Capital Partners.
(2)The principal amount includes PIK interest of $0.2 million and $0.1 million as of June 30, 2020 and December 31, 2019, respectively.
(3)The principal amount includes $0.1 million of capitalized interest as of June 30, 2020.
Transfers of participation interests by the Company: The following table summarizes the investments that were subject to PAs with investment partnerships affiliated with Terra Income Advisors as of June 30, 2020 and December 31, 2019:

			June 30, 2020
			Transfers treated as obligations under participation agreements
	Principal	Fair Value	% Transferred	Principal	Fair Value
LD Milpitas Mezz, LP (1)	$17,000,000	$17,190,922	25.0%	$4,250,000	$4,297,731

			December 31, 2019
			Transfers treated as obligations under participation agreements
	Principal	Fair Value	% Transferred	Principal	Fair Value
LD Milpitas Mezz, LP (1)	12,483,552	12,817,047	25.0%	3,120,888	3,204,263
_______________
(1)On June 27, 2018, the Company entered into a participation agreement with Terra Property Trust, Inc. to sell a 25% participation interest, or $4.3 million, in a $17.0 million mezzanine loan. As of June 30, 2020, this loan was fully funded.
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

Note 5. Commitments and Contingencies
Impact of COVID-19
As further discussed in Note 2, the full extent of the impact of COVID-19 on the global economy generally, and the Company’s business in particular, is uncertain. As of June 30, 2020, no contingencies have been recorded on the Company’s balance sheet as a result of COVID-19, however as the global pandemic continues and the economic implications worsen, it may have long-term impacts on the Company’s financial condition, results of operations, and cash flows. Refer to Note 2 for further discussion of COVID-19.
Funding Commitments
In the ordinary course of business, the Company may enter into future funding commitments, which are subject to the borrower meeting certain performance-related metrics that are monitored by the Company. As of June 30, 2020, the Company did not have any unfunded commitments. As of December 31, 2019, the Company had $4.5 million of unfunded commitments. The Company maintained sufficient cash on hand to fund such unfunded commitments, including matching these commitments with principal repayments on outstanding loans.
Other
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

The following table reconciles net increase in net assets resulting from operations to taxable income:

	Six Months Ended June 30,
	2020	2019
Net increase in net assets resulting from operations	$1,982,165	$1,934,242
Net change in unrealized depreciation on investments	851,754	126,578
Net change in unrealized depreciation on obligations under participation agreements	(54,182)	3,235
Incentive fees (reversal on incentive fees) on capital gains	61,617	(25,962)
Other temporary differences (1)	(158,664)	(165,213)
Total taxable income	$2,682,690	$1,872,880
_______________
(1)Other temporary differences primarily related to capitalization and amortization of transaction-related fees.
The following table reflects, for tax purposes, the estimated sources of the cash distributions that the Company has paid on its common stock:

	Six Months Ended June 30,
	2020		2019
Source of Distribution	Distribution Amount (1)	%	Distribution Amount (1)	%
Return of capital	$41,934	1.5%	$2,007,870	51.7%
Net investment income	2,682,690	98.5%	1,872,880	48.3%
Distributions on a tax basis:	$2,724,624	100.0%	$3,880,750	100.0%
_______________
(1)The Distribution Amount and Percentage reflected are estimated figures. The actual source of distributions is calculated in connection with the filing of the Company’s tax return.
         As of June 30, 2020 and December 31, 2019, the Company did not have differences between amortized cost basis and tax basis cost of investments.

Note 7. Directors’ Fees
The Company’s directors who do not serve in an executive officer capacity for the Company or Terra Income Advisors are entitled to receive annual cash retainer fees, fees for attending board and committee meetings and annual fees for serving as a committee chairperson. These directors receive an annual fee of $20,000, plus $2,500 for each board meeting attended in person, $1,000 for each board meeting attended via teleconference and $1,000 for each committee meeting attended. In addition, the chairman of the audit committee receives an annual fee of $7,500 and the chairman of each of the nominating and corporate governance and the valuation committees, and any other committee, receives an annual fee of $2,500 for their additional services. For the three months ended June 30, 2020 and 2019, the Company recorded $0.03 million and $0.02 million of directors’ fees expense, respectively. For the six months ended June 30, 2020 and 2019, the Company recorded $0.06 million and $0.05 million of directors’ fees expense, respectively.
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

Note 8. Capital
The Company’s Offering ended on April 20, 2018, at which time the Company had sold 8,878,606 shares of common stock, including shares purchased by Terra Capital Partners and excluding shares sold through the DRIP, in both an initial private placement and from the Offering, for gross proceeds of $103.6 million. On January 17, 2019, the Company sold 6,276 shares of common stock at a price of $9.56 per share to an officer in a private placement. As of June 30, 2020, the Company had 8,314,471 shares of common stock outstanding.
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

For the three months ended March 31, 2020, the Company repurchased 1,600 shares of the Company’s common stock at a price of $9.15 per share, as a result of an adjustment from the Q4 2019 tender offering. There was no common stock repurchased for the three months ended June 30, 2020.

The following table provides information with respect to the repurchases of the Company’s common stock for the six months ended June 30, 2019:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Maximum Number of Shares Allowed to be Repurchased
Six Months Ended June 30, 2019:
Three Months Ended March 31, 2019	116,955	$9.47	223,679
Three Months Ended June 30, 2019 (1)	357,127	$9.37	223,679
_______________
(1)Shares validly tendered exceeded the maximum number of shares allowed to be repurchased, however, the Company elected to purchase all shares validly tendered.

Note 9. Net Increase in Net Assets
Income per share is computed by dividing income available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of June 30, 2020 and December 31, 2019, there were no dilutive shares.

The following information sets forth the computation of the weighted average net increase in net assets per share from operations for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
Basic	2020	2019	2020	2019
Net increase in net assets resulting from operations	$2,039,979	$962,844	$1,982,165	$1,934,242
Weighted average common shares outstanding	8,296,058	8,935,399	8,274,180	8,966,442
Net increase in net assets per share resulting from operations	$0.25	$0.11	$0.24	$0.22

Note 10. Distributions
Distributions from net investment income and capital gain distributions are determined in accordance with U.S. federal income tax regulations, which differ from U.S. GAAP.
The following table reflects the Company’s distributions for the six months ended June 30, 2020 and 2019:

Record Date	Payment Date	Per Share Per Day	Distributions Paid in Cash	Distributions Paid through the DRIP	Total Distributions Paid/Accrued
Six Months Ended June 30, 2020
January 28, 2020	January 31, 2020	$0.002383	$430,201	$177,853	$608,054
February 25, 2020	February 28, 2020	0.002383	407,142	163,022	570,164
March 26, 2020	March 31, 2020	0.002383	446,503	164,293	610,796
April 27, 2020	April 30, 2020	0.001239	223,554	84,855	308,409
May 26, 2020	May 29, 2020	0.001239	231,182	87,375	318,557
June 25, 2020	June 30, 2020	0.001239	226,467	82,177	308,644
			$1,965,049	$759,575	$2,724,624

Record Date	Payment Date	Per Share Per Day	Distributions Paid in Cash	Distributions Paid through the DRIP	Total Distributions Paid/Accrued
Six Months Ended June 30, 2019
January 20, 2019	January 31, 2019	$0.002389	$463,408	$201,500	$664,908
February 20, 2019	February 28, 2019	0.002389	423,071	179,129	602,200
March 20, 2019	March 29, 2019	0.002389	472,614	195,507	668,121
April 20, 2019	April 30, 2019	0.002389	449,880	189,779	639,659
May 20, 2019	May 31, 2019	0.002389	467,067	196,200	663,267
June 20, 2019	June 28, 2019	0.002389	462,358	180,237	642,595
			$2,738,398	$1,142,352	$3,880,750

Note 11. Financial Highlights
The following is a schedule of financial highlights for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
Per share data:
Net asset value at beginning of period	$9.16	$9.47
Results of operations (1):
Net investment income	0.20	0.23
Net change in unrealized depreciation on investments	(0.10)	(0.01)
Net realized gain on investments	0.13	—
Net change in unrealized depreciation on obligations under participation (2) agreements	0.01	—
Net increase in net assets resulting from operations	0.24	0.22
Stockholder distributions (3):
Distributions from return of capital	(0.01)	(0.22)
Distributions from net investment income	(0.32)	(0.21)
Net decrease in net assets resulting from stockholder distributions	(0.33)	(0.43)
Capital share transactions:
Other (4)	—	(0.01)
Net increase in net assets resulting from capital share transactions	—	(0.01)
Net asset value, end of period	$9.07	$9.25
Shares outstanding at end of period	8,314,471	8,628,149
Total return (5)	2.66%	2.23%

Ratio/Supplemental data:
Net assets, end of period	$75,380,564	$79,840,115
Ratio of net investment income to average net assets (6)	4.63%	4.99%
Ratio of operating expenses to average net assets (6)(7)	7.21%	6.34%
Portfolio turnover	9.44%	10.30%
_______________
(1)The per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)The impact on net asset value was less than $(0.005) for the six months ended June 30, 2019.
(3)The per share data for distributions reflects the actual amount of distributions declared per share during the period.
(4)The continuous issuance of shares of common stock pursuant to the DRIP and the Company’s repurchases of shares impacted the net asset value per share.
(5)Total return is calculated assuming a purchase of shares of common stock at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. The total return does not consider the effect of any selling commissions or charges that may have been incurred in connection with the sale of shares of our common stock.
(6)These ratios are calculated using annualized net investment income and operating expenses.
(7)Excluding the reversal of previously accrued incentive fees on capital gains for the six months ended June 30, 2020 and 2019, the ratio of operating expenses to average net assets was 7.12% and 6.37%, respectively.

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
FORWARD-LOOKING STATEMENTS
Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q may include, but are not limited to, statements as to:
•our future operating results;
•the potential negative impacts of COVID-19 on the global economy and the impacts of COVID-19 on the Company’s financial condition, results of operations, liquidity and capital resources and business operations;
•
•actions that may be taken by governmental authorities to contain the COVID-19 outbreak or to treat its impact;
•our business prospects and the prospects of our portfolio companies;
•the impact of the investments that we expect to make;
•the ability of our portfolio companies to achieve their objectives;
•our current and expected financings and investments;
•the adequacy of our cash resources, financing sources and working capital;
•the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;
•our contractual arrangements and relationships with third parties;
•actual and potential conflicts of interest with any of the following affiliated entities: Terra Income Advisors, LLC, our investment adviser (“Terra Income Advisors”); Terra Capital Partners, LLC (“Terra Capital Partners”), our sponsor; Terra REIT Advisors, LLC, a subsidiary of Terra Capital Partners; Terra Fund Advisors, LLC, an affiliate of Terra Capital Partners; Terra Secured Income Fund, LLC and, together with Terra Secured Income Fund 2, LLC, Terra Secured Income Fund 3, LLC, Terra JV, LLC, Terra Secured Income Fund 5, LLC, Terra Secured Income Fund 5 International, Terra Income Fund International and Terra Secured Income Fund 7, LLC, the “Terra Income Funds”; Terra Property Trust Inc; Property Trust 2, Inc; Terra International Fund 3, L.P.; Terra International Fund 3 REIT, LLC; Terra Capital Advisors, LLC; Terra Capital Advisors 2, LLC; Terra Income Advisors 2, LLC; or any of their affiliates;
•the dependence of our future success on the general economy and its effect on our investments;
•our use of financial leverage;
•the ability of Terra Income Advisors to locate suitable investments for us and to monitor and administer our investments;
•the ability of Terra Income Advisors or its affiliates to attract and retain highly talented professionals;
•our ability to elect to be taxed as, and maintain thereafter, our qualification as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”) and as a business development company under the Investment Company Act of 1940;
•the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations issued thereunder;
•the effect of changes to tax legislation and our tax position; and
•the tax status of the enterprises in which we invest.
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
•changes in the economy;
•risks associated with possible disruption in our operations or the economy generally due to terrorism or natural disasters; and
•future changes in laws or regulations and conditions in our operating areas.
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
During the first half of 2020, there was a global outbreak of a novel coronavirus, or COVID-19, which has spread to over 200 countries and territories, including the United States, and has spread to every state in the United States. The World Health Organization has designated COVID-19 as a pandemic, and numerous countries, including the United States, have declared national emergencies with respect to COVID-19. The global impact of the outbreak has been rapidly evolving, and as cases of COVID-19 have continued to be identified in additional countries, many countries have reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading, and limiting operations of non-essential offices and retail centers. Such actions are creating disruption in global supply chains, increasing rates of unemployment and adversely impacting many industries. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown.
While we believe that compelling opportunities for us will emerge as a result of the economic downtown caused by the COVID-19 pandemic, we are in the early stages of assessing its full impact on the commercial real estate market. While it has had a demonstrable effect on employment, the economy and the national psyche, the impact of the pandemic on property values has yet to be fully realized. The reason is that property values are the result of slow moving forces, including consumer behavior, supply and demand for space, availability and pricing of mortgage financing and investor demand for property. As these factors become clear and commercial real estate is repriced accordingly, we believe there will be abundant opportunities available to experienced alternative lenders such as us to provide financing for property acquisition, refinancing, development and redevelopment on attractive terms that reflect the new realities of the economy.
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
Expenses
Our primary operating expenses include interest expense from obligations under participation agreements, professional fees, payment of adviser fees and reimbursement of expenses to Terra Income Advisors and other expenses necessary for our operations. We bear other expenses, which include, among other things:
•the cost of calculating our net asset value (“NAV”), including the related fees and cost of any third-party valuation services;
•the cost of effecting sales and repurchases of shares of our common stock and other securities;
•fees payable to third parties relating to, or associated with, monitoring our financial and legal affairs;
•making investments and valuing investments, including fees and expenses associated with performing due diligence reviews of prospective investments;
•interest payable on debt, if any, incurred to finance our investments;
•transfer agent and custodial fees;
•fees and expenses associated with marketing efforts;
•servicing fees;
•federal and state registration fees;

•federal, state and local taxes;
•independent directors’ fees and expenses, including travel expenses;
•costs of director and stockholder meetings, proxy statements, stockholders’ reports and notices;
•costs of fidelity bonds, directors and officers/errors and omissions liability insurance and other insurance premiums;
•direct costs, including those relating to printing of stockholder reports and advertising or sales materials, mailing and long-distance telephone expenses;
•fees and expenses associated with independent audits and outside legal costs, including compliance with the Sarbanes-Oxley Act of 2002, the 1940 Act and applicable federal and state securities laws;
•costs associated with our chief compliance officer;
•brokerage commissions for our investments; and
•all other expenses incurred by us or Terra Income Advisors in connection with administering our investment portfolio, including expenses incurred by Terra Income Advisors in performing certain of its obligations under the Investment Advisory Agreement.
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
Net Loan Investment Portfolio
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

	June 30, 2020
	Gross Loan Investments		Transfers Treated as Obligations Under Participation Agreements		Net Loan Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair value
370 Lex Part Deux, LLC	$17,824,044	$17,404,814	$—	$—	$17,824,044	$17,404,814
LD Milpitas Mezz, LP	17,068,954	17,190,922	4,278,438	4,297,731	12,790,516	12,893,191
Orange Grove Property Investors, LLC	8,511,958	8,544,760	—	—	8,511,958	8,544,760
Stonewall Station Mezz LLC	4,420,116	4,453,358	—	—	4,420,116	4,453,358
RS JZ Driggs, LLC	4,141,000	4,141,273	—	—	4,141,000	4,141,273
City Gardens 333 LLC	3,830,338	3,842,482	—	—	3,830,338	3,842,482
NB Private Capital, LLC	3,277,242	3,310,782	—	—	3,277,242	3,310,782
Dwight Mezz II LLC	3,000,000	3,002,000	—	—	3,000,000	3,002,000
Hertz Clinton One Mezzanine, LLC	2,461,430	2,597,255	—	—	2,461,430	2,597,255
TSG-Parcel 1, LLC	2,020,000	2,019,750	—	—	2,020,000	2,019,750
Total loan investments	66,555,082	66,507,396	4,278,438	4,297,731	62,276,644	62,209,665
Marketable securities	168,618	236,156	—	—	168,618	236,156
Total loan investments	$66,723,700	$66,743,552	$4,278,438	$4,297,731	$62,445,262	$62,445,821

	December 31, 2019
	Gross Loan Investments		Transfers Treated as Obligations Under Participation Agreements		Net Loan Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair value
370 Lex Part Deux, LLC	$16,871,046	$16,882,760	$—	$—	$16,871,046	$16,882,760
LD Milpitas Mezz, LP	12,480,889	12,817,047	3,130,788	3,204,263	9,350,101	9,612,784
Orange Grove Property Investors, LLC	8,484,231	8,556,332	—	—	8,484,231	8,556,332
Stonewall Station Mezz LLC	4,310,524	4,348,735	—	—	4,310,524	4,348,735
RS JZ Driggs, LLC	4,127,222	4,138,668	—	—	4,127,222	4,138,668
City Gardens 333 LLC	3,906,762	3,928,089	—	—	3,906,762	3,928,089
NB Private Capital, LLC	3,306,795	3,363,464	—	—	3,306,795	3,363,464
Dwight Mezz II LLC	3,000,000	3,075,315	—	—	3,000,000	3,075,315
Hertz Clinton One Mezzanine, LLC	2,457,144	2,706,405	—	—	2,457,144	2,706,405
TSG-Parcel 1, LLC	2,020,000	2,019,404	—	—	2,020,000	2,019,404
Total loan investments	$60,964,613	$61,836,219	$3,130,788	$3,204,263	$57,833,825	$58,631,956

	Three Months Ended June 30,
	2020		2019
	Weighted Average Principal Amount	Weighted Average Coupon Rate	Weighted Average Principal Amount	Weighted Average Coupon Rate
Gross loan investments	$65,770,965	12.2%	$64,685,050	12.1%
Obligations under participation agreements	(4,165,187)	13.0%	(427,414)	13.0%
Net loan investments (1)	$61,605,778	12.1%	$64,257,636	12.1%

	Six Months Ended June 30,
	2020		2019
	Weighted Average Principal Amount	Weighted Average Coupon Rate	Weighted Average Principal Amount	Weighted Average Coupon Rate
Gross loan investments	$64,944,026	12.2%	$65,252,066	12.1%
Obligations under participation agreements	(4,002,183)	13.0%	(214,888)	13.0%
Net loan investments (1)	$60,941,843	12.1%	$65,037,178	12.1%
_______________
(1)The weighted average coupon rate for net investments represents net interest income over the period calculated using the weighted average coupon rate and weighted average principal amount shown on the table (interest income on the investments less interest expense) divided by the weighted average principal amount of the net investments during the period.
Portfolio Investment Activity
For the three and six months ended June 30, 2020, we invested $1.8 million and $4.8 million in marketable securities and received proceeds from sale of marketable securities of $5.7 million and $5.8 million, resulting in net proceeds of $3.9 million and $1.0 million, respectively. There were no marketable securities invested or sold for the three and six months ended June 30, 2019.
Additionally, for the three months ended June 30, 2020 and 2019, we invested $1.6 million and $5.3 million in add-on loans, and had $0.4 million and $0.1 million of partial repayments, resulting in net loan investments of $1.2 million and $5.2 million, respectively. For the six months ended June 30, 2020 and 2019, we invested $5.7 million and $7.2 million in add-on loans, and had $0.4 million and $18.9 million of loan repayments, resulting in net loan investments of $5.3 million and net loan repayments of $11.7 million, respectively.
        Our portfolio composition, based on fair value at June 30, 2020 and December 31, 2019 was as follows:

	June 30, 2020			December 31, 2019
	Investments at Fair Value	Percentage of Total Portfolio	Weighted Average Coupon Rate (1)	Investments at Fair Value	Percentage of Total Portfolio	Weighted Average Coupon Rate (1)
Loans	$22,790,177	34.1%	12.6%	$18,598,767	30.1%	12.5%
Loans through participation interest	43,717,219	65.5%	12.1%	43,237,452	69.9%	11.9%
Marketable securities	236,156	0.4%	6.6%	—	—%	—%
Total	$66,743,552	100.0%	12.3%	$61,836,219	100.0%	12.1%
_______________
(1)Based upon the principal value of our investments.

The following table shows the portfolio composition by property type grouping based on fair value at June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Hotel	$21,644,280	32.4%	$17,165,782	27.8%
Office	20,002,069	30.0%	19,589,165	31.7%
Student housing	10,155,264	15.2%	10,366,868	16.7%
Condominium	8,544,760	12.8%	8,556,332	13.8%
Multifamily	4,141,273	6.2%	4,138,668	6.7%
Land	2,019,750	3.0%	2,019,404	3.3%
Total loan investments	66,507,396	99.6%	61,836,219	100.0%
Marketable securities	236,156	0.4%	—	—%
Total investments	$66,743,552	100.0%	$61,836,219	100.0%

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
        As of June 30, 2020 and December 31, 2019, obligations under participation agreements at fair value was $4.3 million and $3.2 million, respectively, and the weighted average interest rate on the obligations under participation agreements as of both dates was 13.0%. For the six months ended June 30, 2020 and 2019, we transferred $1.1 million and $0.7 million of investments to affiliates through participation agreements, respectively, and did not make any repayments on obligations under participation agreements.

Results of Operations
Operating results for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Total investment income	$2,222,301	$2,237,536	$(15,235)	$4,410,660	$4,654,826	$(244,166)
Total operating expenses	1,527,037	1,262,791	264,246	2,716,053	2,590,771	125,282
Net investment income	695,264	974,745	(279,481)	1,694,607	2,064,055	(369,448)
Net change in unrealized depreciation on investments	275,681	(8,666)	284,347	(851,754)	(126,578)	(725,176)
Net realized gain on investments	1,076,236	—	1,076,236	1,085,130	—	1,085,130
Net change in unrealized depreciation on obligations under participation agreements	(7,202)	(3,235)	(3,967)	54,182	(3,235)	57,417
Net increase in net assets resulting from operations	$2,039,979	$962,844	$1,077,135	$1,982,165	$1,934,242	$47,923

Investment Income
The composition of our investment income for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Interest income	$2,215,803	$2,224,226	$(8,423)	$4,343,828	$4,594,327	$(250,499)
Prepayment fee income	—	—	—	—	32,721	(32,721)
Other fee income	6,498	13,310	(6,812)	66,832	27,778	39,054
Total investment income	$2,222,301	$2,237,536	$(15,235)	$4,410,660	$4,654,826	$(244,166)

Interest Income
For the three months ended June 30, 2020 as compared to the same period in 2019, interest income was substantially the same. The increase in contractual interest income on investments resulting from an increase in weighted average principal balance on investments was substantially offset by a decrease in interest income on cash resulting from a decrease in weighted average cash balance.
For the six months ended June 30, 2020 as compared to the same period in 2019, interest income decreased by $0.3 million, primarily due to a decrease in net origination, extension and disposition fees income as well as a decrease in interest on cash.
Prepayment Fee Income
         Prepayment fee income represents prepayment fees charged to borrowers for the early repayment of loans.
        For the three months ended June 30, 2020 and 2019 and the six months ended June 30, 2020, there was no prepayment fee income received. For the six months ended June 30, 2019, we received prepayment fee income of $0.03 million on the early repayment of a loan.
Other fee income
        Other fee income includes loan processing fee, administrative fee and non-refundable deal deposits.
        For the six months ended June 30, 2020 as compared to the same period in 2019, other fee income increased by $0.04 million, primarily due to an increase in non-refundable deal deposits.

Operating Expenses
The composition of our operating expenses for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Base management fees	$376,629	$403,279	$(26,650)	$749,652	$826,990	$(77,338)
Incentive fees (reversal of incentive fees) on capital gains	217,138	(2,380)	219,518	61,617	(25,962)	87,579
Operating expense reimbursement to Adviser	212,490	215,888	(3,398)	424,762	467,086	(42,324)
Servicing fees	186,466	217,407	(30,941)	367,805	441,975	(74,170)
Professional fees	293,631	285,518	8,113	634,755	610,394	24,361
Interest expense from obligations under participation agreements	141,902	16,549	125,353	281,570	16,549	265,021
Directors’ fees	30,125	18,125	12,000	63,250	52,750	10,500
Insurance expense	53,882	53,583	299	107,539	106,670	869
General and administrative expenses	14,774	54,822	(40,048)	25,103	94,319	(69,216)
Total operating expenses	$1,527,037	$1,262,791	$264,246	$2,716,053	$2,590,771	$125,282

        For the three and six months ended June 30, 2020 as compared to the same periods in 2019, total operating expenses increased by $0.3 million and $0.1 million, respectively. The reasons for the changes are stated below.
Base Management Fees
        Under the Investment Advisory Agreement, we pay Terra Income Advisors a base management fee, which is calculated at an annual rate of 2.0% of our average gross assets.
        For the three and six months ended June 30, 2020 as compared to the same periods in 2019, base management fees decreased by $0.03 million and $0.08 million, respectively, due to a decrease in our gross assets.
Incentive Fees (Reversal of Incentive Fees) on Capital Gains
Under the Investment Advisory Agreement, we pay Terra Income Advisors an incentive fee on capital gains equal to 20.0% of our net realized and unrealized capital gains. No incentive fees on capital gains are actually payable by us with respect to unrealized gains` until those gains are realized.
For the three and six months ended June 30, 2020, the Company recorded incentive fees of $0.2 million and $0.1 million, based on net realized and unrealized capital gains of $1.3 million and $0.3 million, respectively. For the three and six months ended June 30, 2019, the Company reversed the previously accrued incentive fees on capital gains of $2,380 and $25,962, respectively, because we had a decrease in unrealized appreciation on investments for the periods.
Operating Expense Reimbursement to Adviser
        Under the Investment Advisory Agreement, we reimburse Terra Income Advisors for operating expenses incurred in connection with administrative services provided to us, including compensation to administrative personnel.
        For the three and six months ended June 30, 2020 as compared to the same periods in 2019, operating expense reimbursement to Adviser decreased by $3.4 thousand and $42.3 thousand, respectively, primarily due to a decrease in our allocation ratio in relation to affiliated funds managed by Terra Income Advisors and its affiliates.
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

        For the three and six months ended June 30, 2020 as compared to the same periods in 2019, servicing fees decreased by $0.03 million and $0.07 million, respectively, due to a decrease in our NAV.
Interest Expense from Obligations under Participation Agreements
        For the three and six months ended June 30, 2020 as compared to the same periods in 2019, interest expense from obligations under participation agreements increased by $0.1 million and $0.3 million, respectively, primarily due to an increase in the weighted average principal balance on obligations under participation agreements.
General and Administrative Expenses
For the three and six months ended June 30, 2020 as compared to the same periods in 2019, general and administrative expenses decreased by $0.04 million and $0.07 million, primarily due to filing and printing fees incurred in connection with our 2019 annual stockholders meeting held on April 25, 2019.
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
2020 — For the three months ended June 30, 2020, we recorded a decrease in net change in unrealized depreciation on investments and obligations under participation agreements of $0.3 million and $0.01 million, respectively, reflecting the slight improvement in and stabilization of capital markets. For the six months ended June 30, 2020, we recorded an increase in net change in unrealized depreciation on investments and obligations under participation agreements of $0.9 million and $0.1 million, respectively, primarily due to widening credit spreads partially offset by deceases in underlying index rates as a result of the macro-economic conditions impacted by the COVID-19 outbreak. For additional information concerning the COVID-19 pandemic and its potential impact on our business and our operating results, see Part II - Other information, Item 1A. Risk Factors, “The continuing spread of a new strain of coronavirus, which causes the viral disease known as COVID-19, may adversely affect our investments and operations”.
2019 — For the three and six months ended June 30, 2019, we recognized a decrease in unrealized appreciation on investments of $0.01 million and $0.1 million, respectively, primarily due to several loans approaching maturity in the current period, of which two were settled at par.
Net Realized Gain on Investments
For the three and six months ended June 30, 2020, we sold certain marketable securities and recognized a net realized gain on investments of $1.08 million and $1.09 million, respectively. There was no such gain for the three and six months ended June 30, 2019.
Net Increase in Net Assets Resulting from Operations
For the three months ended June 30, 2020 and 2019, we recorded a net increase in net assets resulting from operations of $2.0 million and $1.0 million, respectively. Based on the weighted average shares of common stock outstanding, our per share net increase in net assets resulting from operations was $0.25 and $0.11, respectively.
For the six months ended June 30, 2020 and 2019, we recorded a net increase in net assets resulting from operations of $2.0 million and $1.9 million, respectively. Based on the weighted average shares of common stock outstanding, our per share net increase in net assets resulting from operations was $0.24 and $0.22, respectively.
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
        We do not have any material commitments for capital resources as of the end of the last fiscal year. We are not aware of any known trends in our capital resources or any material changes in the mix and relative cost of such resources
Cash Flows for the Six Months Ended June 30, 2020
        Operating Activities — For the six months ended June 30, 2020, net cash used in operating activities was $2.5 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, repayments and sales of portfolio investments, among other factors. Cash flows used in operating activities for the six months ended June 30, 2020 were primarily related to purchases of investments of $10.5 million, partially offset by repayments and proceeds from sale of investments of $6.2 million and a net increase in interest reserve and other deposits held on investments of $0.5 million.
        Financing Activities — For the six months ended June 30, 2020, net cash used in financing activities was $0.9 million, primarily related to distributions paid to stockholders of $2.0 million, partially offset by proceeds from obligations under participation agreements of $1.1 million.
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
        Financing Activities — For the six months ended June 30, 2019, net cash used in financing activities was $6.4 million, primarily related to distributions paid to stockholders of $2.7 million and payments for repurchases of common stock under stock repurchase plan of $4.4 million, partially offset by proceeds from obligations under participation agreements of $0.7 million.
REIT Status and Distributions
        We elected to be taxed as a REIT under the Code commencing with our short taxable year beginning October 1, 2018 and ending December 31, 2018, and we believe that we have operated in such a manner to continue to be taxed as a REIT for federal income tax purposes. In order to qualify as a REIT, we are required, among other things, to distribute at least 90% of our REIT net taxable income to the stockholders and meet certain tests regarding the nature of our income and assets. As long as the distributions are declared by the later of the fifteenth day of the ninth month following the close of the taxable year or the due date of the tax return, including extensions, distributions paid up to one year after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We are also subject to nondeductible federal excise taxes if we do not distribute at least 85.0% of our ordinary income, 95.0% of our capital gain net income, if any, and any recognized and undistributed income from prior years on which we paid no federal income taxes. For the six months ended June 30, 2020 and 2019, we have made sufficient distributions to our stockholders to qualify to be taxed as a REIT and to preclude the imposition of either U.S. federal corporate income or excise taxation.
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
Investments measured and reported at fair value will be classified and disclosed in one of the following categories:
•Level 1 — observable inputs, such as quoted prices in active markets. Publicly listed equities, debt securities and publicly listed derivatives will be included in Level 1.
•Level 2 — observable inputs such as for similar securities in active markets and quoted prices for identical securities in markets that are not active. In certain cases, debt and equity securities are valued on the basis of prices from an orderly transaction between market participants provided by reputable dealers or pricing services. In determining the value of a particular investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices, market transactions in comparable investments and various relationships between investments. Investments which are generally expected to be included in this category include corporate bonds and loans, convertible debt indexed to publicly listed securities and certain over-the-counter derivatives.
•Level 3 — unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. The inputs into the determination of fair value require significant judgment or estimation.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the investment. We expect most of the loan investments that will be held in the investment portfolio to fall into Level 3 of the fair value hierarchy. The fair value of our investment in preferred stock is determined based on quoted prices in an active market and is classified as Level 1 of the fair value hierarchy.
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
Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the statements of operations. For the three and six months ended June 30, 2020 and 2019, we did not incur any interest or penalties.
Contractual Obligations
We have entered into certain contracts under which we have material future commitments. On April 20, 2015, we entered into the Investment Advisory Agreement with Terra Income Advisors in accordance with the 1940 Act. The Investment Advisory Agreement became effective on June 24, 2015, the date that we met the Minimum Offering Requirement. Terra Income Advisors serves as our investment adviser in accordance with the terms of the Investment Advisory Agreement. Payments under the Investment Advisory Agreement in each reporting period consist of (i) a base management fee equal to a percentage of the value of our average gross assets and (ii) an incentive fee based on our performance. Terra Income Advisors is reimbursed for allocated administrative expenses incurred on our behalf. For the three months ended June 30, 2020 and 2019, we incurred $0.4 million and $0.4 million in base management fee under the Investment Advisory Agreement, respectively. For the six months ended June 30, 2020 and 2019, we incurred $0.7 million and $0.8 million in base management fee under the Investment Advisory Agreement, respectively. For the three and six months ended June 30, 2020, the Company recorded incentive fees of $0.2 million and $0.1 million, based on net realized and unrealized capital gains of $1.3 million and $0.3 million, respectively. For the three and six months ended June 30, 2019, the Company reversed the previously accrued incentive fees on capital gains of $2,380 and $25,962, respectively, because we had net unrealized capital losses for the periods. No incentive fees on capital gains are actually payable by us with respect to unrealized gains unless and until those gains are realized. For the three months ended June 30, 2020 and 2019, we incurred $0.2 million and $0.2 million in allocated administrative expenses reimbursable to Terra Income Advisors, respectively. For the six months ended June 30, 2020 and 2019, we incurred $0.4 million and $0.5 million in allocated administrative expenses reimbursable to Terra Income Advisors, respectively.
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
        For both the three months ended June 30, 2020 and 2019, we recorded servicing fees of $0.2 million, and for both the six months ended June 30, 2020 and 2019, we recorded servicing fees of $0.4 million. As of both June 30, 2020 and December 31, 2019, unpaid servicing fees were $0.1 million and were included in accrued expenses on the statements of assets and liabilities.
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
The incentive fee consists of two parts. The first part, which we refer to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears based upon our “pre-incentive fee net investment income” for the immediately preceding quarter. The subordinated incentive fee on income is subject to a quarterly hurdle rate, expressed as a rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 2.0% (8.0% annualized), subject to a “catch-up” feature. For this purpose, “pre-incentive fee net investment income” means interest income, dividend income and any other income (including any other fees, other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses reimbursed to Terra Income Advisors under the Investment Advisory Agreement and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero-coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The calculation of the subordinated incentive fee on income for each quarter is as follows:
•No incentive fee is payable to Terra Income Advisors in any calendar quarter in which our pre-incentive fee net investment income does not exceed the hurdle rate of 2.0% (8.0% annualized);
•100% of our pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than or equal to 2.5% in any calendar quarter (10.0% annualized) is payable to Terra Income Advisors, all or any portion of which may be waived or deferred in Terra Income Advisors’ discretion. We refer to this portion of our pre-incentive fee net investment income (which exceeds the hurdle rate but is less than or equal to 2.5%) as the “catch-up.” The catch-up provision is intended to provide Terra Income Advisors with an incentive fee of 20.0% on all of our pre-incentive fee net investment income when our pre-incentive fee net investment income reaches 2.5% in any calendar quarter; and
•20.0% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.5% in any calendar quarter (10.0% annualized) is payable to Terra Income Advisors once the hurdle rate is reached and the catch-up is achieved.
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
On September 30, 2017, we adopted the Servicing Plan. For both the three months ended June 30, 2020 and 2019, we recorded servicing fees of $0.2 million, and for both the six months ended June 30, 2020 and 2019, we recorded servicing fees of $0.4 million. As of both June 30, 2020 and December 31, 2019, unpaid servicing fees were $0.1 million and were included in accrued expenses on the statements of assets and liabilities.

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
As of June 30, 2020, we had four investments with an aggregate principal balance of $47.2 million that provides for interest income indexed to LIBOR, all of which are subject to a LIBOR floor. A decrease of 1% or an increase of 1% in LIBOR would have no impact on our annual interest income because the interest rates are protected by a LIBOR floor in the respective loan agreements.
We may hedge against interest rate and currency exchange rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts, subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. For the three and six months ended June 30, 2020 and 2019, we did not engage in interest rate hedging activities.
In addition, we may have risks regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Valuation of Investments.”

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
        As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
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
Date: August 10, 2020

TERRA INCOME FUND 6, INC.

By:	/s/ Vikram S. Uppal
Vikram S. Uppal
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Gregory M. Pinkus
Gregory M. Pinkus
Chief Financial Officer, Chief Operating Officer,
Treasurer and Secretary
(Principal Financial and Accounting Officer)