Form 10-Q
period 2020-09-30
Terra Income Fund 6, Inc.
filed 2020-11-12
CIK 1577134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2020

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
Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 12, 2020, the registrant had 8,351,373 shares of common stock, $0.001 par value, outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the date of this document.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Terra Income Fund 6, Inc.
Statements of Assets and Liabilities

	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Investments, at fair value — non-controlled (amortized cost of $20,093,563 and $17,938,033, respectively)	$20,183,878	$18,598,767
Investment through participation interest, at fair value — non-controlled (amortized cost of $44,717,006 and $43,026,580, respectively) (Note 4)	44,443,755	43,237,452
Marketable securities, at fair value — non-controlled (cost of $1,176,006 and $0, respectively)	1,205,001	—
Total investments	65,832,634	61,836,219
Cash and cash equivalents	15,636,782	17,057,558
Restricted cash	1,159,878	624,141
Interest receivable	588,566	529,819
Prepaid expenses and other assets	75,601	58,812
Total assets	83,293,461	80,106,549
Liabilities
Obligations under participation agreements, at fair value (proceeds of $4,250,000 and $3,120,888, respectively) (Note 4)	4,295,636	3,204,263
Interest reserve and other deposits held on investments	1,159,878	624,141
Due to Adviser, net	588,442	517,404
Accrued expenses	332,549	266,950
Interest payable from obligations under participation agreements	46,042	34,937
Other liabilities	51,432	80,766
Total liabilities	6,473,979	4,728,461
Net assets	$76,819,482	$75,378,088
Commitments and contingencies (See Note 5)
Components of net assets:
Common stock, $0.001 par value, 450,000,000 shares authorized, and 8,342,227 and 8,232,636 shares issued and outstanding, respectively	$8,342	$8,233
Capital in excess of par	75,868,102	74,872,851
Accumulated distributable net income	943,038	497,004
Net assets	$76,819,482	$75,378,088
Net asset value per share	$9.21	$9.16

See notes to unaudited financial statements.

Terra Income Fund 6, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Investment income
Interest income	$2,181,815	$2,295,588	$6,525,643	$6,889,915
Prepayment fee income	1,280,290	—	1,280,290	32,721
Other income	29,622	26,461	96,454	54,239
Total investment income	3,491,727	2,322,049	7,902,387	6,976,875
Operating expenses
Base management fees	383,244	390,008	1,132,896	1,216,998
(Reversal of incentive fees) Incentive fees on capital gains (1)	(18,620)	(18,446)	42,997	(44,408)
Operating expense reimbursement to Adviser (Note 4)	213,746	223,458	638,508	690,544
Servicing fees (Note 2, Note 4)	189,572	201,911	557,377	643,886
Professional fees	256,111	233,388	890,866	843,782
Interest expense from obligations under participation agreements (Note 4)	144,763	55,184	426,333	71,733
Directors’ fees	30,125	18,125	93,375	70,875
Insurance expense	53,881	53,584	161,420	160,254
General and administrative expenses	8,676	10,473	33,779	104,792
Total operating expenses	1,261,498	1,167,685	3,977,551	3,758,456
Net investment income	2,230,229	1,154,364	3,924,836	3,218,419
Net change in unrealized depreciation on investments	(173,793)	(88,082)	(1,025,547)	(214,660)
Net change in unrealized depreciation (appreciation) on obligations under participation agreements	5,662	(4,149)	59,844	(7,384)
Net realized gain on investments	75,030	—	1,160,160	—
Net increase in net assets resulting from operations	$2,137,128	$1,062,133	$4,119,293	$2,996,375
Per common share data:
Net investment income per share	$0.27	$0.13	$0.47	$0.36
Net increase in net assets resulting from operations per share	$0.26	$0.12	$0.50	$0.34
Weighted average common shares outstanding	8,324,079	8,643,824	8,290,934	8,857,663
_______________
(1) For the three and nine months ended September 30, 2020, the Company reversed the previously accrued incentive fees on capital gains of $18,620 and recorded incentive fees on capital gains of $42,997, respectively. For the three and nine months ended September 30, 2019, the Company reversed the previously accrued incentive fees on capital gains of $18,446 and $44,408, respectively. Incentive fees on capital gains are based on 20% of net realized and unrealized capital gains. No incentive fees on capital gains are actually payable by the Company with respect to unrealized gains unless and until those gains are realized.

See notes to unaudited financial statements.

Terra Income Fund 6, Inc.
Statements of Changes in Net Assets
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operations
Net investment income	$2,230,229	$1,154,364	$3,924,836	$3,218,419
Net change in unrealized depreciation on investments	(173,793)	(88,082)	(1,025,547)	(214,660)
Net change in unrealized depreciation (appreciation) on obligations under participation agreements	5,662	(4,149)	59,844	(7,384)
Net realized gain on investments	75,030	—	1,160,160	—
Net increase in net assets resulting from operations	2,137,128	1,062,133	4,119,293	2,996,375
Stockholder distributions
Distributions from return of capital	—	(848,817)	—	(2,856,687)
Distributions from net investment income	(948,634)	(1,051,707)	(3,673,258)	(2,924,587)
Net decrease in net assets resulting from stockholder distributions	(948,634)	(1,900,524)	(3,673,258)	(5,781,274)
Capital share transactions
Issuance of common stock	—	—	—	60,000
Reinvestment of stockholder distributions	250,424	540,353	1,009,999	1,682,705
Offering costs	—	—	—	(900)
Repurchases of common stock under stock repurchase plan	—	(2,960,072)	(14,640)	(7,413,920)
Net increase (decrease) in net assets resulting from capital share transactions	250,424	(2,419,719)	995,359	(5,672,115)
Net increase (decrease) in net assets	1,438,918	(3,258,110)	1,441,394	(8,457,014)
Net assets, at beginning of period	75,380,564	79,840,115	75,378,088	85,039,019
Net assets, at end of period	$76,819,482	$76,582,005	$76,819,482	$76,582,005

Capital share activity
Shares outstanding, at beginning of period	8,314,471	8,628,149	8,232,636	8,975,103
Shares issued from subscriptions	—	—	—	6,276
Shares issued from reinvestment of stockholder distributions	27,756	58,161	111,191	179,013
Shares repurchased under stock repurchase plan and other	—	(320,008)	(1,600)	(794,090)
Shares outstanding, at end of period	8,342,227	8,366,302	8,342,227	8,366,302

See notes to unaudited financial statements.

Terra Income Fund 6, Inc.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net increase in net assets resulting from operations	$4,119,293	$2,996,375
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net change in unrealized depreciation on investments	1,025,547	214,660
Net change in unrealized (depreciation) appreciation on obligations under participation agreements	(59,844)	7,384
Net realized gain on investments	(1,160,160)	—
Amortization and accretion of investment-related fees, net	(219,476)	(368,514)
Amortization of discount on investments, net	(42,856)	(6,430)
Paid-in-kind interest, net	(286,340)	(66,510)
Purchases of investments	(12,339,257)	(13,224,154)
Repayments and proceeds from sale of investments	9,048,232	23,131,051
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(58,747)	94,005
(Increase) decrease in prepaid expenses and other assets	(16,789)	20,427
Increase (decrease) in interest reserve and other deposits held on investments	535,737	(26,577)
Increase (decrease) in due to Adviser, net	71,038	(51,190)
Increase (decrease) in accrued expenses	65,599	(99,596)
Increase in interest payable from obligations under participation agreements	11,105	20,168
Decrease in other liabilities	(29,334)	(242,725)
Net cash provided by operating activities	663,748	12,398,374
Cash flows from financing activities:
Proceeds from obligations under participation agreements	1,129,112	1,967,592
Issuance of common stock	—	60,000
Payments of offering costs	—	(900)
Payments of stockholder distributions	(2,663,259)	(4,095,926)
Payments for repurchases of common stock under stock repurchase plan	(14,640)	(7,413,920)
Net cash used in financing activities	(1,548,787)	(9,483,154)
Net (decrease) increase in cash, cash equivalents and restricted cash	(885,039)	2,915,220
Cash, cash equivalents and restricted cash, at beginning of period	17,681,699	7,372,064
Cash, cash equivalents and restricted cash, at end of period (Note 2)	$16,796,660	$10,287,284

Supplemental disclosure of cash flow information:
Interest paid on obligations under participation agreements	$393,122	$43,312
Supplemental non-cash information:
Reinvestment of stockholder distributions	$1,009,999	$1,682,705

See notes to unaudited financial statements.

Terra Income Fund 6, Inc.
Schedule of Investments (Unaudited)
September 30, 2020

Portfolio Company (1)	Collateral Location	Property Type	Coupon Rate (2)	Current Interest Rate	Exit Fee	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (3)	% of Net Assets (4)
Loan investments — non-controlled
Mezzanine loans:
Dwight Mezz II, LLC	US - CA	Student housing	11.00%	11.00%	0.00%	5/11/2017	5/6/2027	$3,000,000	$3,000,000	$3,001,333	3.9%
Stonewall Station Mezz LLC (5)(7)	US - NC	Hotel	Current 12.00% PIK 2.00%	14.00%	1.00%	5/31/2018	5/20/2021	4,498,762	4,521,905	4,519,049	5.9%
LD Milpitas Mezz, LP (5)(6)	US - CA	Hotel	LIBOR + 10.25% (2.75% Floor)	13.00%	1.00%	6/27/2018	6/27/2021	17,000,000	17,093,563	17,182,545	22.4%
									24,615,468	24,702,927	32.2%
Preferred equity investments:
City Gardens 333 LLC (5)(7)	US - CA	Student housing	LIBOR + 9.95% (2.00% Floor)	11.95%	0.00%	4/11/2018	4/1/2021	3,923,076	3,914,239	3,922,584	5.1%
RS JZ Driggs, LLC (5)(7)(8)	US - NY	Multifamily	12.25%	12.25%	1.00%	5/1/2018	8/1/2020	4,100,000	4,141,000	4,141,273	5.4%
Orange Grove Property Investors, LLC (5)(7)	US - CA	Condominium	LIBOR + 8.00% (4.00% Floor)	12.00%	1.00%	5/24/2018	6/1/2021	8,480,000	8,525,880	8,556,092	11.1%
NB Private Capital, LLC (5)(7)(9)	Various	Student housing	16.00%	16.00%	1.00%	7/27/2018	4/16/2021	3,371,455	3,383,530	3,404,805	4.4%
370 Lex Part Deux, LLC (5)(7)	US - NY	Office	LIBOR + 8.25% (2.44% Floor)	10.69%	0.00%	12/17/2018	1/9/2022	18,355,593	18,322,674	17,992,411	23.4%
									38,287,323	38,017,165	49.4%
First mortgages:
TSG-Parcel 1, LLC (5)(7)	US - CA	Land	15.00%	15.00%	1.00%	7/10/2015	12/31/2020	1,888,889	1,907,778	1,907,541	2.5%
									1,907,778	1,907,541	2.5%

Total loan investments — non-controlled									$64,810,569	$64,627,633	84.1%

Portfolio Company (1)	Industry	Interest/Dividend Rate	Acquisition Date	Maturity Date	Shares	Cost	Fair Value	% of Net Assets (4)
Marketable securities — non-controlled (10):
Preferred shares:
Nexpoint Real Estate Finance, Inc. - Series A Preferred Shares	REIT	8.5%	7/30/2020	7/24/2025	50,000	$1,176,006	$1,205,001	1.6%
Total marketable securities — non-controlled						1,176,006	1,205,001	1.6%

Total investments — non-controlled						$65,986,575	$65,832,634	85.7%

Terra Income Fund 6, Inc.
Schedule of Investments (Unaudited) (Continued)
September 30, 2020
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
(4)Percentages are based on net assets of $76.8 million as of September 30, 2020.
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
(8)As of September 30, 2020, this loan was past due. In October 2020, the maturity of the loan was extended to November 15, 2020.
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
The Company’s primary investment objectives are to pay attractive and stable cash distributions and to preserve, protect and return capital contributions to stockholders. The Company’s investment strategy is to use substantially all of the proceeds of the Offering to originate and manage a diversified portfolio consisting of (i) commercial real estate loans to U.S. companies qualifying as “eligible portfolio companies” under the 1940 Act, including mezzanine loans, first and second lien mortgage loans, subordinated mortgage loans, bridge loans and other commercial real estate-related loans related to or secured by high quality commercial real estate in the United States; (ii) preferred equity real estate investments in U.S. companies qualifying as “eligible portfolio companies” under the 1940 Act; and (iii) any other investments that meet the investment objectives of the Company. The Company may also purchase select commercial real estate-related debt securities, such as commercial mortgage-backed securities or collateralized debt obligations. The Company intends to either directly or through an affiliate, structure, underwrite and originate most of its investments, as it believes that doing so will provide it with the best opportunity to invest in loans that satisfy its standards, establish a direct relationship with the borrower and optimize the terms of its investments. The Company may hold its investments until their scheduled maturity dates or may sell them if the Company is able to command favorable terms for their disposition.

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
    The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s statements of assets and liabilities to the total amount shown in its statements of cash flows:

	September 30,
	2020	2019
Cash and cash equivalents	$15,636,782	$9,013,840
Restricted cash	1,159,878	1,273,444
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$16,796,660	$10,287,284

Investment Transactions and Investment Income (Expense):  The Company records investment transactions on the trade date. Realized gains or losses on dispositions of investments represent the difference between the amortized cost of the investment, based on the specific identification method, and the proceeds received from the sale or maturity (exclusive of any prepayment penalties). Realized gains and losses and changes in unrealized gains and losses are recognized in the statements of operations. Interest income is accrued based upon the outstanding principal amount and contractual terms of the debt instruments and preferred equity investments. Interest is accrued on a daily basis. Discounts and premiums on investments purchased are accreted or amortized over the expected life of the respective investment using the effective yield method and are included in interest income in the statements of operations. Loan origination fees and exit fees are capitalized and the Company then amortizes such amounts using the effective yield method as interest income over the life of the investment. Income accrual is generally suspended for investments at the earlier of the date at which payments become 90 days past due or when, in the opinion of the Adviser, recovery of income and principal becomes doubtful. Interest is then recorded on the basis of cash received until accrual is resumed when the investment becomes contractually current and performance is demonstrated to be resumed. The amortized cost of investments represents the original cost adjusted for the accretion of discounts on investments and exit fees, and the amortizations of premiums on investments and origination fees. As prepayment(s), partial or full, occurs on an investment, prepayment income is recognized. All other income is recognized when earned.
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
Stockholder Dividends and Distributions:  Dividends and distributions to stockholders, which are determined in accordance with federal income tax regulations, are recorded on the declaration date. The amount to be paid out as a dividend or distribution is approved by the Board. Net realized capital gains, if any, are generally distributed or deemed distributed at least annually. The Company adopted an “opt in” DRIP pursuant to which stockholders may elect to have the full amount of stockholders cash distributions reinvested in additional shares of common stock. Participants in the DRIP are free to elect to participate or terminate participation in the plan within a reasonable time as specified in the plan. For stockholders who have opted in to the DRIP, they have their cash distributions reinvested in additional shares of common stock, rather than receiving the cash distributions. The Company coordinated distribution payment dates so that the same price that was used for the semi-monthly closing date immediately following such distribution payment date used to calculate the purchase price for purchasers under the DRIP. In such case, a stockholder’s reinvested distributions was used to purchase shares at a price equaled to 95% of the price that shares were sold in the offering at the semi-monthly closing immediately following the distribution payment date and such price may represent a premium to net asset value (“NAV”) per share.
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
Income Taxes:  The Company elected to be taxed as a REIT under the Code commencing with its short taxable year beginning October 1, 2018 and ending December 31, 2018. In order to qualify as a REIT, the Company is required, among other things, to distribute at least 90% of its REIT net taxable income to the stockholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Company is not subject to U.S. federal income taxes on income and gains distributed to the stockholders as long as certain requirements are satisfied, principally relating to the nature of income and the level of distributions, as well as other factors. If the Company fails to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal and state income taxes at regular corporate rates beginning with the year in which it fails to qualify and may be precluded from being able to elect to be treated as a REIT for the Company’s four subsequent taxable years. For the three and nine months ended September 30, 2020 and 2019, the Company satisfied all the requirements for a REIT and accordingly, no provision for federal income taxes has been included in the financial statements.
The Company did not have any uncertain tax positions that met the recognition or measurement criteria under accounting for income taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its statements of operations. For the three and nine months ended September 30, 2020 and 2019, the Company did not incur any interest or penalties. Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The Company’s 2016-2019 federal tax years remain subject to examination by the Internal Revenue Service and the state department of revenue.
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
As of September 30, 2020, there has been a global outbreak of a novel coronavirus (“COVID-19”), which has spread to over 200 countries and territories, including the United States, and has spread to every state in the United States. The World Health Organization has designated COVID-19 as a pandemic, and numerous countries, including the United States, have declared national emergencies with respect to COVID-19. The global impact of the outbreak has been rapidly evolving, and as cases of COVID-19 have continued to be identified in additional countries, many countries have reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading and operations of non-essential offices and retail centers. Such actions are creating disruption in global supply chains, and adversely impacting many industries. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying its financial statements are reasonable and supportable based on the information available as of September 30, 2020, however uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of September 30, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may ultimately differ from those estimates.
The financial statements include loan investments at fair value of $64.6 million and $61.8 million at September 30, 2020 and December 31, 2019, respectively, and obligations under participation agreements at fair value of $4.3 million and $3.2 million at September 30, 2020 and December 31, 2019, respectively. These fair values have been determined in good faith by the Board. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments and obligations under participation agreements, and the differences could be material.
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
    LIBOR is a benchmark interest rate referenced in a variety of agreements that are used by all types of entities. At the end of 2021, banks will no longer be required to report information that is used to determine LIBOR. As a result, LIBOR could be discontinued. Other interest rates used globally could also be discontinued for similar reasons. In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) — Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The amendments in ASU 2020-04 provide companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. The provisions of optional relief include: (i) contract modifications — account for the modification as a continuation of the existing contract without additional analysis; (ii) hedging accounting — continue hedge accounting when certain critical terms of a hedging relationship change; and (iii) held-to-maturity (HTM) debt securities — one-time sale and/or transfer to available for sale or trading may be made for HTM debt securities that both reference an eligible reference rate and were classified as HTM before January 1, 2020. Companies can apply the amendments in ASU 2020-04 immediately. However, ASU 2020-04 will only be available for a limited time (generally through December 31, 2022). The Company is currently evaluating the impact of the reference rate reform and ASU 2020-04 on its financial statements and disclosures.

Note 3. Investments
The following tables show the composition of the investment portfolio, at amortized cost and fair value at September 30, 2020 and December 31, 2019, respectively (with corresponding percentage of total portfolio investments):

	September 30, 2020
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Loans	$20,093,563	30.5%	$20,183,878	30.7%
Loans through participation interest (Note 4)	44,717,006	67.7%	44,443,755	67.5%
Marketable securities	1,176,006	1.8%	1,205,001	1.8%
Total	$65,986,575	100.0%	$65,832,634	100.0%

	December 31, 2019
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Loans	$17,938,033	29.4%	$18,598,767	30.1%
Loans through participation interest (Note 4)	43,026,580	70.6%	43,237,452	69.9%
Total	$60,964,613	100.0%	$61,836,219	100.0%
Obligations under Participation Agreements
    The Company has elected the fair value option relating to accounting for debt obligations at their fair value for its obligations under participation agreements which arose due to partial loan sales which did not meet the criteria for sale treatment. The Company employs the same yield approach valuation methodology used for the real estate-related loan investments on the Company’s obligations under participation agreements. As of September 30, 2020 and December 31, 2019, obligations under participation agreements at fair value was $4.3 million and $3.2 million, and the weighted average contractual interest rate on the obligations under participation agreements was 13.0% for both periods. For the nine months ended September 30, 2020 and 2019, the Company transferred $1.1 million and $2.0 million of investments to affiliates through participation agreements, respectively, and did not make any repayments on obligations under participation agreements.
Valuation Methodology
    The fair value of the Company’s investment in preferred stock within the marketable securities portfolio is determined based on quoted prices in an active market and is classified as Level 1 of the fair value hierarchy.

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
The following tables present fair value measurements of investments, by major class, as of September 30, 2020 and December 31, 2019, according to the fair value hierarchy:

	September 30, 2020
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Loans	$—	$—	$20,183,878	$20,183,878
Loans through participation interest	—	—	44,443,755	44,443,755
Marketable securities	1,205,001	—	—	1,205,001
Total Investments	$1,205,001	$—	$64,627,633	$65,832,634

Obligations under participation agreements	$—	$—	$4,295,636	$4,295,636

	December 31, 2019
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Loans	$—	$—	$18,598,767	$18,598,767
Loans through participation interest	—	—	43,237,452	43,237,452
Total Investments	$—	$—	$61,836,219	$61,836,219

Obligations under participation agreements	$—	$—	$3,204,263	$3,204,263

    Changes in the Company’s Level 3 investments for the nine months ended September 30, 2020 and 2019 were as follows:

	Nine Months Ended September 30, 2020
	Loans	Loans Through Participation	Total Loan Investments	Obligations under Participation Agreements
Balance as of January 1, 2020	$18,598,767	$43,237,452	$61,836,219	$3,204,263
Purchases of investments	4,516,448	1,817,620	6,334,068	—
Repayments of investments	(2,500,000)	(558,889)	(3,058,889)	—
Net change in unrealized depreciation on investments	(570,419)	(484,123)	(1,054,542)	—
PIK interest income, net	—	286,340	286,340	—
Amortization and accretion of investment-related fees, net	96,226	145,355	241,581	22,105
Amortization of discount and premium on investments, net	42,856	—	42,856	—
Proceeds from obligations under participation agreements	—	—	—	1,129,112
Net change in unrealized depreciation on obligations under participation agreements	—	—	—	(59,844)
Balance as of September 30, 2020	$20,183,878	$44,443,755	$64,627,633	$4,295,636
Net change in unrealized appreciation or depreciation for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized depreciation on loan investments and obligations under participation agreements	$(321,158)	$(484,123)	$(805,281)	$(59,844)

	Nine Months Ended September 30, 2019
	Loans	Loans Through Participation	Total Loan Investments	Obligations under Participation Agreements
Balance as of January 1, 2019	$23,571,020	$55,915,765	$79,486,785	$—
Purchases of investments	7,763,542	5,460,612	13,224,154	—
Repayments of investments	(4,242,000)	(18,889,051)	(23,131,051)	—
Net change in unrealized depreciation on investments	(15,132)	(199,528)	(214,660)	—
PIK interest income, net	—	66,510	66,510	—
Amortization and accretion of investment-related fees, net	169,220	207,547	376,767	8,253
Amortization of discount and premium on investments, net	6,430	—	6,430	—
Proceeds from obligations under participation agreements	—	—	—	1,967,592
Net change in unrealized appreciation on obligations under participation agreements	—	—	—	7,384
Balance as of September 30, 2019	$27,253,080	$42,561,855	$69,814,935	$1,983,229
Net change in unrealized appreciation or depreciation for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized depreciation on loan investments and obligations under participation agreements	$3,272	$(156,425)	$(153,153)	$7,384

    Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur. For the nine months ended September 30, 2020 and 2019, there were no transfers.

Significant Unobservable Inputs
The following table summarizes the significant unobservable inputs used by the Company to value the Level 3 investments as of September 30, 2020 and December 31, 2019. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

September 30, 2020
		Primary Valuation Technique	Unobservable Input	Range		Weighted
Asset Category	Fair Value			Minimum	Maximum	Average
Assets:
Loans	$20,183,878	Discounted cash flow	Discount rate	11.15%	12.95%	12.68%
Loans through participation interest	44,443,755	Discounted cash flow	Discount rate	12.45%	19.05%	14.05%
Total Level 3 Assets	$64,627,633
Liabilities:
Obligations under participation agreements	$4,295,636	Discounted cash flow	Discount rate	12.95%	12.95%	12.95%

December 31, 2019
		Primary Valuation Technique	Unobservable Input	Range		Weighted
Asset Category	Fair Value			Minimum	Maximum	Average
Assets:
Loans	$18,598,767	Discounted cash flow	Discount rate	10.15%	11.90%	11.45%
Loans through participation interest	43,237,452	Discounted cash flow	Discount rate	11.00%	14.95%	12.15%
Total Level 3 Assets	$61,836,219
Liabilities:
Obligations under participation agreements	$3,204,263	Discounted cash flow	Discount rate	11.90%	11.90%	11.90%
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
    The following table presents a summary of such fees and reimbursements in accordance with the terms of the related agreements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Amounts Included in the Statements of Operations
Base management fees	$383,244	$390,008	$1,132,896	$1,216,998
Incentive fees on capital gains (1)	(18,620)	(18,446)	42,997	(44,408)
Operating expense reimbursement to Adviser (2)	213,746	223,458	638,508	690,544
Servicing fees (3)	189,572	201,911	557,377	643,886
_______________
(1)For the three and nine months ended September 30, 2020, the Company reversed the previously accrued incentive fees on capital gains of $18,620 and recorded incentive fees on capital gains of $42,997, respectively. For the three and nine months ended September 30, 2019, the Company reversed the previously accrued incentive fees on capital gains of $18,446 and $44,408, respectively. Incentive fees on capital gains are based on 20% of net realized and unrealized capital gains. No incentive fees on capital gains are actually payable by the Company with respect to unrealized gains unless and until those gains are realized.

(2)Amounts were primarily compensation for time spent supporting the Company’s day-to-day operations.
(3)As discussed in “Servicing Plan” below, on September 30, 2017, the Company adopted the servicing plan. The servicing fee is recorded as expense on the statements of operations in the period in which it was incurred. As of both September 30, 2020 and December 31, 2019, unpaid servicing fees were $0.1 million and were included in accrued expenses on the statements of assets and liabilities.
Due to / Due from Adviser
The Company determined that it has the right of offset on the amounts due to and due from Terra Income Advisors under the guidance in ASC Topic 210, Balance Sheet. As such, the net amount is presented as Due to Adviser, net on the statements of assets and liabilities. The following table presents a summary of Due to Adviser, net as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Due to Adviser:
Base management fee and expense reimbursement payable	$389,925	$365,895
Incentive fees on capital gains (1)	198,517	155,521
	588,442	521,416
Due from Adviser:
Reimbursable costs - other operating expense	—	4,012
Due to Adviser, net	$588,442	$517,404
_______________
(1)Incentive fees on capital gains are based on 20% of accumulated net realized and unrealized capital gains of $1.0 million and $0.8 million as of September 30, 2020 and December 31, 2019, respectively. No incentive fees on capital gains are actually payable by the Company with respect to unrealized gains unless and until those gains are realized.
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
Participation interest purchased by the Company: The below tables list the investment interests participated by the Company via participation agreement (each, a “PA”) as of September 30, 2020 and December 31, 2019. In accordance with the terms of each PA, each Participant’s rights and obligations, including interest income and other income (e.g., exit fee and prepayment income) and related fees/expenses are based upon its respective pro-rata participation interest in such investments, as specified in the respective PA. The Company’s share of the investment is repayable only from the proceeds received from the related borrower/issuer of the investment, and therefore the Company is also subject to the credit risk (i.e., risk of default by the underlying borrower/issuer).

Pursuant to each PA, the affiliated fund receives and allocates the interest income and other related investment incomes in respect of the investment to the Company. The Company pays related expenses (i.e., the base management fee) directly to Terra Income Advisors.

	September 30, 2020			December 31, 2019
	Participating Interests	Principal Balance	Fair Value	Participating Interests	Principal Balance	Fair Value
370 Lex Part Deux, LLC (1)	35.0%	$18,355,593	$17,992,411	35.0%	$16,922,482	$16,882,760
Orange Grove Property Investors, LLC (1)	80.0%	8,480,000	8,556,092	80.0%	8,480,000	8,556,332
Stonewall Station Mezz LLC (1)(2)	44.0%	4,498,762	4,519,049	44.0%	4,308,818	4,348,735
RS JZ Driggs, LLC (1)	50.0%	4,100,000	4,141,273	50.0%	4,100,000	4,138,668
City Gardens 333 LLC (1)	14.0%	3,923,076	3,922,584	14.0%	3,926,961	3,928,089
NB Private Capital, LLC (1)(3)	16.7%	3,371,455	3,404,805	16.7%	3,333,333	3,363,464
TSG-Parcel 1, LLC (1)	11.1%	1,888,889	1,907,541	11.1%	2,000,000	2,019,404
Total		$44,617,775	$44,443,755		$43,071,594	$43,237,452
_______________
(1)The loan is held in the name of Terra Property Trust, Inc., an affiliated entity managed by a subsidiary of Terra Capital Partners.
(2)The principal amount includes PIK interest of $0.2 million and $0.1 million as of September 30, 2020 and December 31, 2019, respectively.
(3)The principal amount includes $0.2 million of capitalized interest as of September 30, 2020.
Transfers of participation interests by the Company: The following table summarizes the investments that were subject to PAs with investment partnerships affiliated with Terra Income Advisors as of September 30, 2020 and December 31, 2019:

			September 30, 2020
			Transfers treated as obligations under participation agreements
	Principal	Fair Value	% Transferred	Principal	Fair Value
LD Milpitas Mezz, LP (1)	$17,000,000	$17,182,545	25.0%	$4,250,000	$4,295,636

			December 31, 2019
			Transfers treated as obligations under participation agreements
	Principal	Fair Value	% Transferred	Principal	Fair Value
LD Milpitas Mezz, LP (1)	12,483,552	12,817,047	25.0%	3,120,888	3,204,263
_______________
(1)On June 27, 2018, the Company entered into a participation agreement with Terra Property Trust, Inc. to sell a 25% participation interest, or $4.3 million, in a $17.0 million mezzanine loan. As of September 30, 2020, this loan was fully funded.
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

Note 5. Commitments and Contingencies
Impact of COVID-19
As further discussed in Note 2, the full extent of the impact of COVID-19 on the global economy generally, and the Company’s business in particular, is uncertain. As of September 30, 2020, no contingencies have been recorded on the Company’s balance sheet as a result of COVID-19, however as the global pandemic continues and the economic implications worsen, it may have long-term impacts on the Company’s financial condition, results of operations, and cash flows. Refer to Note 2 for further discussion of COVID-19.
Funding Commitments
In the ordinary course of business, the Company may enter into future funding commitments, which are subject to the borrower meeting certain performance-related metrics that are monitored by the Company. As of September 30, 2020, the Company did not have any unfunded commitments. As of December 31, 2019, the Company had $4.5 million of unfunded commitments. The Company maintained sufficient cash on hand to fund such unfunded commitments, including matching these commitments with principal repayments on outstanding loans.
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

The following table reconciles net increase in net assets resulting from operations to taxable income:

	Nine Months Ended September 30,
	2020	2019
Net increase in net assets resulting from operations	$4,119,293	$2,996,375
Net change in unrealized depreciation on investments	1,025,547	214,660
Net change in unrealized depreciation on obligations under participation agreements	(59,844)	7,384
Incentive fees (reversal on incentive fees) on capital gains	42,997	(44,408)
Other temporary differences (1)	(248,549)	(249,424)
Total taxable income	$4,879,444	$2,924,587
_______________
(1)Other temporary differences primarily related to capitalization and amortization of transaction-related fees.
The following table reflects, for tax purposes, the estimated sources of the cash distributions that the Company has paid on its common stock:

	Nine Months Ended September 30,
	2020		2019
Source of Distribution	Distribution Amount (1)	%	Distribution Amount (1)	%
Return of capital	$—	—%	$2,856,687	49.4%
Net investment income	3,673,258	100.0%	2,924,587	50.6%
Distributions on a tax basis:	$3,673,258	100.0%	$5,781,274	100.0%
_______________
(1)The Distribution Amount and Percentage reflected are estimated figures. The actual source of distributions is calculated in connection with the filing of the Company’s tax return.
    As of September 30, 2020 and December 31, 2019, the Company did not have differences between amortized cost basis and tax basis cost of investments.

Note 7. Directors’ Fees
The Company’s directors who do not serve in an executive officer capacity for the Company or Terra Income Advisors are entitled to receive annual cash retainer fees, fees for attending board and committee meetings and annual fees for serving as a committee chairperson. These directors receive an annual fee of $20,000, plus $2,500 for each board meeting attended in person, $1,000 for each board meeting attended via teleconference and $1,000 for each committee meeting attended. In addition, the chairman of the audit committee receives an annual fee of $7,500 and the chairman of each of the nominating and corporate governance and the valuation committees, and any other committee, receives an annual fee of $2,500 for their additional services. For the three months ended September 30, 2020 and 2019, the Company recorded $0.03 million and $0.02 million of directors’ fees expense, respectively. For the nine months ended September 30, 2020 and 2019, the Company recorded $0.09 million and $0.07 million of directors’ fees expense, respectively.
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

Note 8. Capital
The Company’s Offering ended on April 20, 2018, at which time the Company had sold 8,878,606 shares of common stock, including shares purchased by Terra Capital Partners and excluding shares sold through the DRIP, in both an initial private placement and from the Offering, for gross proceeds of $103.6 million. On January 17, 2019, the Company sold 6,276 shares of common stock at a price of $9.56 per share to an officer in a private placement. As of September 30, 2020, the Company had 8,342,227 shares of common stock outstanding.
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

For the three months ended March 31, 2020, the Company repurchased 1,600 shares of the Company’s common stock at a price of $9.15 per share, as a result of an adjustment from the Q4 2019 tender offering. There was no common stock repurchased for the three months ended June 30 and September 30, 2020.

The following table provides information with respect to the repurchases of the Company’s common stock for the nine months ended September 30, 2019:

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

Note 9. Net Increase in Net Assets
Income per share is computed by dividing income available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of September 30, 2020 and December 31, 2019, there were no dilutive shares.

The following information sets forth the computation of the weighted average net increase in net assets per share from operations for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic	2020	2019	2020	2019
Net increase in net assets resulting from operations	$2,137,128	$1,062,133	$4,119,293	$2,996,375
Weighted average common shares outstanding	8,324,079	8,643,824	8,290,934	8,857,663
Net increase in net assets per share resulting from operations	$0.26	$0.12	$0.50	$0.34

Note 10. Distributions
Distributions from net investment income and capital gain distributions are determined in accordance with U.S. federal income tax regulations, which differ from U.S. GAAP.
The following table reflects the Company’s distributions for the nine months ended September 30, 2020 and 2019:

Record Date	Payment Date	Per Share Per Day	Distributions Paid in Cash	Distributions Paid through the DRIP	Total Distributions Paid/Accrued
Nine Months Ended September 30, 2020
January 28, 2020	January 31, 2020	$0.002383	$430,201	$177,853	$608,054
February 25, 2020	February 28, 2020	0.002383	407,142	163,022	570,164
March 26, 2020	March 31, 2020	0.002383	446,503	164,293	610,796
April 27, 2020	April 30, 2020	0.001239	223,554	84,855	308,409
May 26, 2020	May 29, 2020	0.001239	231,182	87,375	318,557
June 25, 2020	June 30, 2020	0.001239	226,467	82,177	308,644
July 28, 2020	July 31, 2020	0.001239	234,745	84,546	319,291
August 26, 2020	August 31, 2020	0.001239	235,402	84,252	319,654
September 25, 2020	September 30, 2020	0.001239	228,063	81,626	309,689
			$2,663,259	$1,009,999	$3,673,258

Record Date	Payment Date	Per Share Per Day	Distributions Paid in Cash	Distributions Paid through the DRIP	Total Distributions Paid/Accrued
Nine Months Ended September 30, 2019
January 20, 2019	January 31, 2019	$0.002389	$463,408	$201,500	$664,908
February 20, 2019	February 28, 2019	0.002389	423,071	179,129	602,200
March 20, 2019	March 29, 2019	0.002389	472,614	195,507	668,121
April 20, 2019	April 30, 2019	0.002389	449,880	189,779	639,659
May 20, 2019	May 31, 2019	0.002389	467,067	196,200	663,267
June 20, 2019	June 28, 2019	0.002389	462,358	180,237	642,595
July 26, 2019	July 29, 2019	0.002389	454,782	184,214	638,996
August 26, 2019	August 27, 2019	0.002389	456,261	184,190	640,451
September 25, 2019	September 26, 2019	0.002389	449,128	171,949	621,077
			$4,098,569	$1,682,705	$5,781,274

Note 11. Financial Highlights
The following is a schedule of financial highlights for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
Per share data:
Net asset value at beginning of period	$9.16	$9.47
Results of operations (1):
Net investment income	0.47	0.36
Net change in unrealized depreciation on investments	(0.12)	(0.02)
Net realized gain on investments	0.14	—
Net change in unrealized depreciation on obligations under participation (2) agreements	0.01	—
Net increase in net assets resulting from operations	0.50	0.34
Stockholder distributions (3):
Distributions from return of capital	—	(0.32)
Distributions from net investment income	(0.45)	(0.33)
Net decrease in net assets resulting from stockholder distributions	(0.45)	(0.65)
Capital share transactions:
Other (4)	—	(0.01)
Net increase in net assets resulting from capital share transactions	—	(0.01)
Net asset value, end of period	$9.21	$9.15
Shares outstanding at end of period	8,342,227	8,366,302
Total return (5)	5.56%	3.54%

Ratio/Supplemental data:
Net assets, end of period	$76,819,482	$76,582,005
Ratio of net investment income to average net assets (6)	6.97%	5.28%
Ratio of operating expenses to average net assets (6)(7)	7.03%	6.20%
Portfolio turnover	13.78%	18.91%
_______________
(1)The per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)The impact on net asset value was less than $(0.005) for the nine months ended September 30, 2019.
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
(7)Excluding the reversal of previously accrued incentive fees on capital gains for the nine months ended September 30, 2020 and 2019, the ratio of operating expenses to average net assets was 6.97% and 6.26%, respectively.

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
•actual and potential conflicts of interest with any of the following affiliated entities: Terra Income Advisors, LLC, our investment adviser (“Terra Income Advisors”); Terra Capital Partners, LLC (“Terra Capital Partners”), our sponsor; Terra REIT Advisors, LLC, a subsidiary of Terra Capital Partners; Terra Fund Advisors, LLC, an affiliate of Terra Capital Partners; Terra JV, LLC and, together with, Terra Secured Income Fund 5, LLC, Terra Secured Income Fund 5 International, Terra Income Fund International and Terra Secured Income Fund 7, LLC, the “Terra Income Funds”; Terra Property Trust Inc; Terra Property Trust 2, Inc.; Terra Offshore Funds REIT, LLC (formerly known as International Fund 3 REIT, LLC); Terra Real Estate Credit Opportunities Fund, L.P.; Terra Terra Capital Advisors, LLC; Terra Capital Advisors 2, LLC; Terra Income Advisors 2, LLC; or any of their affiliates;
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
In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-

looking statements for any reason, including the factors set forth as “Risk Factors” in our Annual Report on Form 10-K. Other factors that could cause actual results to differ materially include:
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
As of September 30, 2020, there has been a global outbreak of a novel coronavirus, or COVID-19, which has spread to over 200 countries and territories, including the United States, and has spread to every state in the United States. The World Health Organization has designated COVID-19 as a pandemic, and numerous countries, including the United States, have declared national emergencies with respect to COVID-19. The global impact of the outbreak has been rapidly evolving, and as cases of COVID-19 have continued to be identified in additional countries, many countries have reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading, and limiting operations of non-essential offices and retail centers. Such actions are creating disruption in global supply chains, increasing rates of unemployment and adversely impacting many industries. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown.
We believe that compelling opportunities for us will emerge as a result of the economic downtown caused by the COVID-19 pandemic. While it has had a demonstrable effect on employment, the economy and the national psyche, the impact of the pandemic on property values has yet to be fully realized. The reason is that property values are the result of slow moving forces, including consumer behavior, supply and demand for space, availability and pricing of mortgage financing and investor demand for property. As these factors become clear and commercial real estate is repriced accordingly, we believe there will be abundant opportunities available to experienced alternative lenders such as us to provide financing for property acquisition, refinancing, development and redevelopment on attractive terms that reflect the new realities of the economy.
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

	September 30, 2020
	Gross Loan Investments		Transfers Treated as Obligations Under Participation Agreements		Net Loan Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair value
370 Lex Part Deux, LLC	$18,322,674	$17,992,411	$—	$—	$18,322,674	$17,992,411
LD Milpitas Mezz, LP	17,093,563	17,182,545	4,282,006	4,295,636	12,811,557	12,886,909
Orange Grove Property Investors, LLC	8,525,880	8,556,092	—	—	8,525,880	8,556,092
Stonewall Station Mezz LLC	4,521,905	4,519,049	—	—	4,521,905	4,519,049
RS JZ Driggs, LLC	4,141,000	4,141,273	—	—	4,141,000	4,141,273
City Gardens 333 LLC	3,914,239	3,922,584	—	—	3,914,239	3,922,584
NB Private Capital, LLC	3,383,530	3,404,805	—	—	3,383,530	3,404,805
Dwight Mezz II LLC	3,000,000	3,001,333	—	—	3,000,000	3,001,333
TSG-Parcel 1, LLC	1,907,778	1,907,541	—	—	1,907,778	1,907,541
Total loan investments	64,810,569	64,627,633	4,282,006	4,295,636	60,528,563	60,331,997
Marketable securities	1,176,006	1,205,001	—	—	1,176,006	1,205,001
Total investments	$65,986,575	$65,832,634	$4,282,006	$4,295,636	$61,704,569	$61,536,998

	December 31, 2019
	Gross Loan Investments		Transfers Treated as Obligations Under Participation Agreements		Net Loan Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair value
370 Lex Part Deux, LLC	$16,871,046	$16,882,760	$—	$—	$16,871,046	$16,882,760
LD Milpitas Mezz, LP	12,480,889	12,817,047	3,130,788	3,204,263	9,350,101	9,612,784
Orange Grove Property Investors, LLC	8,484,231	8,556,332	—	—	8,484,231	8,556,332
Stonewall Station Mezz LLC	4,310,524	4,348,735	—	—	4,310,524	4,348,735
RS JZ Driggs, LLC	4,127,222	4,138,668	—	—	4,127,222	4,138,668
City Gardens 333 LLC	3,906,762	3,928,089	—	—	3,906,762	3,928,089
NB Private Capital, LLC	3,306,795	3,363,464	—	—	3,306,795	3,363,464
Dwight Mezz II LLC	3,000,000	3,075,315	—	—	3,000,000	3,075,315
Hertz Clinton One Mezzanine, LLC	2,457,144	2,706,405	—	—	2,457,144	2,706,405
TSG-Parcel 1, LLC	2,020,000	2,019,404	—	—	2,020,000	2,019,404
Total loan investments	$60,964,613	$61,836,219	$3,130,788	$3,204,263	$57,833,825	$58,631,956

	Three Months Ended September 30,
	2020		2019
	Weighted Average Principal Amount	Weighted Average Coupon Rate	Weighted Average Principal Amount	Weighted Average Coupon Rate
Gross loan investments	$65,551,561	12.3%	$68,097,232	12.1%
Obligations under participation agreements	(4,250,000)	13.0%	(1,487,989)	13.0%
Net loan investments (1)	$61,301,561	12.2%	$66,609,243	12.1%

	Nine Months Ended September 30,
	2020		2019
	Weighted Average Principal Amount	Weighted Average Coupon Rate	Weighted Average Principal Amount	Weighted Average Coupon Rate
Gross loan investments	$65,148,016	12.3%	$66,210,876	12.0%
Obligations under participation agreements	(4,085,391)	13.0%	(643,918)	13.0%
Net loan investments (1)	$61,062,625	12.2%	$65,566,958	12.1%
_______________
(1)The weighted average coupon rate for net investments represents net interest income over the period calculated using the weighted average coupon rate and weighted average principal amount shown on the table (interest income on the investments less interest expense) divided by the weighted average principal amount of the net investments during the period.
Portfolio Investment Activity
For the three and nine months ended September 30, 2020, we invested $1.2 million and $6.0 million in marketable securities and received proceeds from sale of marketable securities of $0.2 million and $6.0 million, resulting in net investments of $1.0 million and less than $0.1 million, respectively. There were no marketable securities invested or sold for the three and nine months ended September 30, 2019.
Additionally, for the three months ended September 30, 2020 and 2019, we invested $0.6 million and $6.0 million in add-on loans, and had $2.6 million and $4.2 million of repayments, resulting in net loan repayments of $2.0 million and net loan investments of $1.8 million, respectively. For the nine months ended September 30, 2020 and 2019, we invested $6.3 million and $13.2 million in add-on loans, and had $3.1 million and $23.1 million of loan repayments, resulting in net loan investments of $3.3 million and net loan repayments of $9.9 million, respectively.

    Our portfolio composition, based on fair value at September 30, 2020 and December 31, 2019 was as follows:

	September 30, 2020			December 31, 2019
	Investments at Fair Value	Percentage of Total Portfolio	Weighted Average Coupon Rate (1)	Investments at Fair Value	Percentage of Total Portfolio	Weighted Average Coupon Rate (1)
Loans	$20,183,878	30.7%	12.7%	$18,598,767	30.1%	12.5%
Loans through participation interest	44,443,755	67.5%	12.1%	43,237,452	69.9%	11.9%
Marketable securities	1,205,001	1.8%	8.5%	—	—%	—%
Total	$65,832,634	100.0%	12.2%	$61,836,219	100.0%	12.1%
_______________
(1)Based upon the principal value of our investments.
The following table shows the portfolio composition by property type grouping based on fair value at September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Hotel	$21,701,594	33.0%	$17,165,782	27.8%
Office	17,992,411	27.4%	19,589,165	31.7%
Condominium	8,556,092	13.0%	8,556,332	13.8%
Multifamily	8,063,857	12.2%	4,138,668	6.7%
Student housing	6,406,138	9.7%	10,366,868	16.7%
Land	1,907,541	2.9%	2,019,404	3.3%
Total loan investments	64,627,633	98.2%	61,836,219	100.0%
Marketable securities	1,205,001	1.8%	—	—%
Total investments	$65,832,634	100.0%	$61,836,219	100.0%

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
    As of September 30, 2020 and December 31, 2019, obligations under participation agreements at fair value was $4.3 million and $3.2 million, respectively, and the weighted average interest rate on the obligations under participation agreements as of both dates was 13.0%. For the nine months ended September 30, 2020 and 2019, we transferred $1.1 million and $2.0 million of investments to affiliates through participation agreements, respectively, and did not make any repayments on obligations under participation agreements.

Results of Operations
Operating results for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Total investment income	$3,491,727	$2,322,049	$1,169,678	$7,902,387	$6,976,875	$925,512
Total operating expenses	1,261,498	1,167,685	93,813	3,977,551	3,758,456	219,095
Net investment income	2,230,229	1,154,364	1,075,865	3,924,836	3,218,419	706,417
Net change in unrealized depreciation on investments	(173,793)	(88,082)	(85,711)	(1,025,547)	(214,660)	(810,887)
Net realized gain on investments	75,030	—	75,030	1,160,160	—	1,160,160
Net change in unrealized depreciation (appreciation) on obligations under participation agreements	5,662	(4,149)	9,811	59,844	(7,384)	67,228
Net increase in net assets resulting from operations	$2,137,128	$1,062,133	$1,074,995	$4,119,293	$2,996,375	$1,122,918

Investment Income
The composition of our investment income for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Interest income	$2,181,815	$2,295,588	$(113,773)	$6,525,643	$6,889,915	$(364,272)
Prepayment fee income	1,280,290	—	1,280,290	1,280,290	32,721	1,247,569
Other income	29,622	26,461	3,161	96,454	54,239	42,215
Total investment income	$3,491,727	$2,322,049	$1,169,678	$7,902,387	$6,976,875	$925,512

Interest Income
For the three and nine months ended September 30, 2020 as compared to the same periods in 2019, interest income decreased by $0.1 million and $0.4 million, respectively, primarily due to a decrease in net origination, extension and disposition fees income as well as a decrease in interest on cash. For both comparable periods, contractual interest income was substantially the same because the increase in contractual interest income on investments resulting from an increase in weighted average interest rate on investments was substantially offset by a decrease in contractual interest income on investments resulting from a decrease in weighted average principal balance on investments.
Prepayment Fee Income
        Prepayment fee income represents prepayment fees charged to borrowers for the early repayment of loans.
    For each of the three and nine months ended September 30, 2020, we received a prepayment fee income of $1.3 million on a loan that the borrower repaid more than four years before maturity. For the nine months ended September 30, 2019, we received prepayment fee income of $0.03 million on the early repayment of a loan.

Operating Expenses
The composition of our operating expenses for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Base management fees	$383,244	$390,008	$(6,764)	$1,132,896	$1,216,998	$(84,102)
(Reversal of incentive fees) incentive fees on capital gains	(18,620)	(18,446)	(174)	42,997	(44,408)	87,405
Operating expense reimbursement to Adviser	213,746	223,458	(9,712)	638,508	690,544	(52,036)
Servicing fees	189,572	201,911	(12,339)	557,377	643,886	(86,509)
Professional fees	256,111	233,388	22,723	890,866	843,782	47,084
Interest expense from obligations under participation agreements	144,763	55,184	89,579	426,333	71,733	354,600
Directors’ fees	30,125	18,125	12,000	93,375	70,875	22,500
Insurance expense	53,881	53,584	297	161,420	160,254	1,166
General and administrative expenses	8,676	10,473	(1,797)	33,779	104,792	(71,013)
Total operating expenses	$1,261,498	$1,167,685	$93,813	$3,977,551	$3,758,456	$219,095

    For the three and nine months ended September 30, 2020 as compared to the same periods in 2019, total operating expenses increased by $0.1 million and $0.2 million, respectively. The reasons for the changes are stated below.
Base Management Fees
    Under the Investment Advisory Agreement, we pay Terra Income Advisors a base management fee, which is calculated at an annual rate of 2.0% of our average gross assets.
    For the three and nine months ended September 30, 2020 as compared to the same periods in 2019, base management fees decreased by $0.01 million and $0.08 million, respectively, due to a decrease in our gross assets.
(Reversal of Incentive Fees) Incentive Fees on Capital Gains
Under the Investment Advisory Agreement, we pay Terra Income Advisors an incentive fee on capital gains equal to 20.0% of our net realized and unrealized capital gains. No incentive fees on capital gains are actually payable by us with respect to unrealized gains` until those gains are realized.
For the three and nine months ended September 30, 2020, the Company reversed the previously accrued incentive fees on capital gains of $18,620 and recorded incentive fees on capital gains of $42,997, respectively. For the three and nine months ended September 30, 2019, the Company reversed the previously accrued incentive fees on capital gains of $18,446 and $44,408, respectively, because we had a decrease in unrealized appreciation on investments for the periods.
Operating Expense Reimbursement to Adviser
    Under the Investment Advisory Agreement, we reimburse Terra Income Advisors for operating expenses incurred in connection with administrative services provided to us, including compensation to administrative personnel.
    For the three and nine months ended September 30, 2020 as compared to the same periods in 2019, operating expense reimbursement to Adviser decreased by $9.7 thousand and $52.0 thousand, respectively, primarily due to a decrease in our allocation ratio in relation to affiliated funds managed by Terra Income Advisors and its affiliates.
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

    For the three and nine months ended September 30, 2020 as compared to the same periods in 2019, servicing fees decreased by $0.01 million and $0.09 million, respectively, due to a decrease in our NAV.
Interest Expense from Obligations under Participation Agreements
    For the three and nine months ended September 30, 2020 as compared to the same periods in 2019, interest expense from obligations under participation agreements increased by $0.1 million and $0.4 million, respectively, primarily due to an increase in the weighted average principal balance on obligations under participation agreements.
General and Administrative Expenses
For the nine months ended September 30, 2020 as compared to the same period in 2019, general and administrative expenses decreased by $0.1 million, primarily due to filing and printing fees incurred in connection with our 2019 annual stockholders meeting held on April 25, 2019.
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
2020 — For the three months ended September 30, 2020, we recorded an increase in net change in unrealized depreciation on investments of $0.2 million, reflecting the early repayment of a loan, at which time we reversed the previously recorded unrealized gain. For the nine months ended September 30, 2020, we recorded an increase in net change in unrealized depreciation on investments of $1.0 million, primarily due to widening credit spreads partially offset by decreases in underlying index rates as a result of the macro-economic conditions impacted by the COVID-19 outbreak. For additional information concerning the COVID-19 pandemic and its potential impact on our business and our operating results, see Part II - Other information, Item 1A. Risk Factors, “The continuing spread of a new strain of coronavirus, which causes the viral disease known as COVID-19, may adversely affect our investments and operations”.
2019 — For the three and nine months ended September 30, 2019, we recognized an increases in unrealized depreciation on investments of $0.1 million and $0.2 million, respectively, primarily due to several loans approaching maturity in the current periods, of which two were settled at par.
Net Realized Gain on Investments
For the three and nine months ended September 30, 2020, we sold certain marketable securities and recognized a net realized gain on investments of $0.1 million and $1.2 million, respectively. There was no such gain for the three and nine months ended September 30, 2019.
Net Increase in Net Assets Resulting from Operations
For the three months ended September 30, 2020 and 2019, we recorded a net increase in net assets resulting from operations of $2.1 million and $1.1 million, respectively. Based on the weighted average shares of common stock outstanding, our per share net increase in net assets resulting from operations was $0.26 and $0.12, respectively.
For the nine months ended September 30, 2020 and 2019, we recorded a net increase in net assets resulting from operations of $4.1 million and $3.0 million, respectively. Based on the weighted average shares of common stock outstanding, our per share net increase in net assets resulting from operations was $0.50 and $0.34, respectively.
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
    We do not have any material commitments for capital resources as of the end of the last fiscal year. We are not aware of any known trends in our capital resources or any material changes in the mix and relative cost of such resources
Cash Flows for the Nine Months Ended September 30, 2020
    Operating Activities — For the nine months ended September 30, 2020, net cash provided by operating activities was $0.7 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, repayments and sales of portfolio investments, among other factors. Cash flows used in operating activities for the nine months ended September 30, 2020 were primarily related to repayments and proceeds from sale of investments of $9.0 million, cash generated from operations of $4.0 million, partially offset by purchases of investments of $12.3 million
    Financing Activities — For the nine months ended September 30, 2020, net cash used in financing activities was $1.5 million, primarily related to distributions paid to stockholders of $2.7 million, partially offset by proceeds from obligations under participation agreements of $1.1 million.
Cash Flows for the Nine Months Ended September 30, 2019
    Operating Activities — For the nine months ended September 30, 2019, net cash provided by operating activities was $12.4 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, repayments and sales of portfolio investments, among other factors. Cash flows provided by operating activities for the nine months ended September 30, 2019 were primarily repayments of investments of $23.1 million, cash generated from operations of $2.5 million, partially offset by purchases of investments of $13.2 million.
    Financing Activities — For the nine months ended September 30, 2019, net cash used in financing activities was $9.5 million, primarily related to distributions paid to stockholders of $4.1 million and payments for repurchases of common stock under stock repurchase plan of $7.4 million, partially offset by proceeds from obligations under participation agreements of $2.0 million.
REIT Status and Distributions
    We elected to be taxed as a REIT under the Code commencing with our short taxable year beginning October 1, 2018 and ending December 31, 2018, and we believe that we have operated in such a manner to continue to be taxed as a REIT for federal income tax purposes. In order to qualify as a REIT, we are required, among other things, to distribute at least 90% of our REIT net taxable income to the stockholders and meet certain tests regarding the nature of our income and assets. As long as the distributions are declared by the later of the fifteenth day of the ninth month following the close of the taxable year or the due date of the tax return, including extensions, distributions paid up to one year after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We are also subject to nondeductible federal excise taxes if we do not distribute at least 85.0% of our ordinary income, 95.0% of our capital gain net income, if any, and any recognized and undistributed income from prior years on which we paid no federal income taxes. For the nine months ended September 30, 2020 and 2019, we have made sufficient distributions to our stockholders to qualify to be taxed as a REIT and to preclude the imposition of either U.S. federal corporate income or excise taxation.
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
Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the statements of operations. For the three and nine months ended September 30, 2020 and 2019, we did not incur any interest or penalties.
Contractual Obligations
We have entered into certain contracts under which we have material future commitments. On April 20, 2015, we entered into the Investment Advisory Agreement with Terra Income Advisors in accordance with the 1940 Act. The Investment Advisory Agreement became effective on June 24, 2015, the date that we met the Minimum Offering Requirement. Terra Income Advisors serves as our investment adviser in accordance with the terms of the Investment Advisory Agreement. Payments under the Investment Advisory Agreement in each reporting period consist of (i) a base management fee equal to a percentage of the value of our average gross assets and (ii) an incentive fee based on our performance. Terra Income Advisors is reimbursed for allocated administrative expenses incurred on our behalf. For the three months ended September 30, 2020 and 2019, we incurred $0.4 million and $0.4 million in base management fee under the Investment Advisory Agreement, respectively. For the nine months ended September 30, 2020 and 2019, we incurred $1.1 million and $1.2 million in base management fee under the Investment Advisory Agreement, respectively. For the three and nine months ended September 30, 2020, the Company reversed the previously accrued incentive fees on capital gains of $18,620 and recorded incentive fees on capital gains of $42,997, respectively. For the three and nine months ended September 30, 2019, the Company reversed the previously accrued incentive fees on capital gains of $18,446 and $44,408, respectively, because we had net unrealized capital losses for the periods. No incentive fees on capital gains are actually payable by us with respect to unrealized gains unless and until those gains are realized. For the three months ended September 30, 2020 and 2019, we incurred $0.2 million and $0.2 million in allocated administrative expenses reimbursable to Terra Income Advisors, respectively. For the nine months ended September 30, 2020 and 2019, we incurred $0.6 million and $0.7 million in allocated administrative expenses reimbursable to Terra Income Advisors, respectively.
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
    For both the three months ended September 30, 2020 and 2019, we recorded servicing fees of $0.2 million, and for both the nine months ended September 30, 2020 and 2019, we recorded servicing fees of $0.6 million. As of both September 30, 2020 and December 31, 2019, unpaid servicing fees were $0.1 million and were included in accrued expenses on the statements of assets and liabilities.
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
On September 30, 2017, we adopted the Servicing Plan. For both the three months ended September 30, 2020 and 2019, we recorded servicing fees of $0.2 million, and for both the nine months ended September 30, 2020 and 2019, we recorded servicing fees of $0.6 million. As of both September 30, 2020 and December 31, 2019, unpaid servicing fees were $0.1 million and were included in accrued expenses on the statements of assets and liabilities.

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
As of September 30, 2020, we had four investments with an aggregate principal balance of $47.8 million that provides for interest income indexed to LIBOR, all of which are subject to a LIBOR floor. A decrease of 1% or an increase of 1% in LIBOR would have no impact on our annual interest income because the interest rates are protected by a LIBOR floor in the respective loan agreements.
We may hedge against interest rate and currency exchange rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts, subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. For the three and nine months ended September 30, 2020 and 2019, we did not engage in interest rate hedging activities.
In addition, we may have risks regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Valuation of Investments.”

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
    As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
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
Date: November 12, 2020

TERRA INCOME FUND 6, INC.

By:	/s/ Vikram S. Uppal
Vikram S. Uppal
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Gregory M. Pinkus
Gregory M. Pinkus
Chief Financial Officer, Chief Operating Officer,
Treasurer and Secretary
(Principal Financial and Accounting Officer)