Form 10-K
period 2020-12-31
Terra Income Fund 6, Inc.
filed 2021-03-08
CIK 1577134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2020

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
(212) 753-5100
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
7.00% Notes due 2026	TFSA	New York Stock Exchange
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 8, 2021, the registrant had 8,413,277 shares of common stock, $0.001 par value, outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the date of this document.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements in this Annual Report on Form 10-K of Terra Income Fund 6, Inc. (the “Company,” “we,” “our” or “us”) constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this Annual Report on Form 10-K may include, but are not limited to, statements as to:
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
•actual and potential conflicts of interest with any of the following affiliated entities: Terra Income Advisors, LLC, our investment adviser; Terra Capital Partners, LLC, our sponsor; Terra REIT Advisors, LLC, a subsidiary of Terra Capital Partners; Terra Fund Advisors, LLC, an affiliate of Terra Capital Partners; Terra JV, LLC and, together with, Terra Secured Income Fund 5, LLC, Terra Secured Income Fund 5 International, Terra Income Fund International and Terra Secured Income Fund 7, LLC, (collectively, the “Terra Income Funds”); Terra Property Trust Inc (“Terra Property Trust”); Terra Offshore Funds REIT, LLC (formerly known as Terra International Fund 3 REIT, LLC); Terra Real Estate Credit Opportunities Fund, LP (“Terra RECO”); Terra Capital Advisors, LLC; Terra Capital Advisors 2, LLC; Terra Income Advisors 2, LLC; or any of their affiliates;
•the dependence of our future success on the general economy and its effect on our investments;
•our use of financial leverage;
•the ability of Terra Income Advisors, LLC to locate suitable investments for us and to monitor and administer our investments;
•the ability of Terra Income Advisors, LLC or its affiliates to attract and retain highly talented professionals;
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
RISK FACTOR SUMMARY
We are subject to numerous risks and uncertainties (many of which may be amplified by the COVID-19 outbreak), that could cause our actual results and future events to differ materially from those set forth or contemplated in our forward-looking statements, including those summarized below. The following list of risks and uncertainties is only a summary of some of the most important factors and is not intended to be exhaustive. This risk factor summary should be read together with the more detailed discussion of risks and uncertainties set forth under Item 1A — Risk Factors.
Risks Related to Our Common Stock
•Our shares are not listed on an exchange or quoted through a quotation system, and will not be for the foreseeable future, if ever. Therefore, it is unlikely that investors will be able to sell them and, if they are able to do so, it is unlikely that they will receive a full return of their invested capital.
•We are not obligated to provide liquidity to our stockholders by a finite date; therefore, it will be difficult for an investor to sell his or her shares.
•Only a limited number of shares may be repurchased, however, and, to the extent investors are able to sell their shares under our share repurchase program, they may not be able to recover the amount of their investment in those shares.
Risks Related to Our Notes
•The notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have incurred or may incur in the future.
•The notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.
•The indenture under which the notes are issued contains limited protection for holders of the notes.
•There is no existing trading market for the notes, and, even if the NYSE approves the listing of the notes, an active trading market for the notes may not develop, which could limit the investor’s ability to sell the notes or the market price of the notes.
Risks Related to Our Business and Structure
•Our loan portfolio is concentrated in a limited number of industries and borrowers, which may subject us to a risk of significant loss if there is a downturn in a particular industry in which we are concentrated or if one of our larger borrowers encounters financial difficulties.
•Our Board may change our operating policies, objectives or strategies without prior notice or stockholder approval, and the effects of such a change may be adverse.
•Our ability to achieve our investment objectives depends on Terra Income Advisors’ ability to manage and support our investment process. If Terra Income Advisors were to lose any members of its senior management team, our ability to achieve our investment objectives could be significantly harmed.
•A significant portion of our investment portfolio is and will be recorded at fair value as determined in good faith by our Board and, as a result, there is and will be uncertainty as to the value of our portfolio investments.
•Uncertainty relating to the LIBOR calculation process may adversely affect the value of our portfolio of the LIBOR-indexed, floating-rate debt securities in our portfolio.

Risks Related to Terra Income Advisors and its Affiliates
•Terra Income Advisors has no prior experience managing a BDC. Therefore, investors should not assume that their experience in managing private investment programs will be indicative of their ability to comply with BDC election requirements.
•Terra Income Advisors and its affiliates, including our officers and some of our directors, face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in actions that are not in the best interests of our stockholders.
•We may be obligated to pay Terra Income Advisors incentive compensation even if we incur a net loss due to a decline in the value of our portfolio.
•There may be conflicts of interest related to obligations Terra Income Advisors has to our affiliates and to other clients.
Risks Related to Business Development Companies
•The requirement that we invest a sufficient portion of our assets in qualifying assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in qualifying assets could result in our failure to maintain our status as a BDC.
•Regulations governing our operation as a BDC and a REIT will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.
•Our ability to enter into transactions with our affiliates is restricted.
Risks Related to Our Investments
•A covenant breach by any of our portfolio companies may harm our operating results.
•A lack of liquidity in certain of our investments may adversely affect our business.
•Our real estate-related loans may be impacted by unfavorable real estate market conditions, which could decrease the value of our investments.
•Our real estate-related loans will be subject to interest rate fluctuations that could reduce our returns as compared to market interest rates.
•The mezzanine loans in which we may invest would involve greater risks of loss than senior loans secured by income-producing real properties.
•The B-Notes in which we may invest may be subject to additional risks relating to the privately negotiated structure and terms of the transaction, which may result in losses to us.
•Investments in non-conforming or non-investment grade rated loans or securities involve greater risk of loss.
•We have no established investment criteria limiting the geographic concentration of our investments. If our investments are concentrated in an area that experiences adverse economic conditions, our investments may lose value and we may experience losses.
•Hedging against interest rate exposure may adversely affect our earnings, limit our gains or result in losses.
•If we overestimate the value or income-producing ability or incorrectly price the risks of our investments, we may experience losses.
Risks Related to Debt Financing
•Since we borrow money, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us.
•Changes in interest rates may affect our cost of capital and net investment income.

Risks Related to our REIT Status and Certain Other Tax Items
•If we do not qualify as a REIT, we will be subject to tax as a regular corporation and could face a substantial tax liability.
•The preferred equity investments we intend to make may make us unable to maintain our qualification as a REIT under the Code.
•To maintain our REIT status, we may have to borrow funds on a short-term basis during unfavorable market conditions, forego otherwise attractive opportunities, or liquidate or restructure otherwise attractive investments.
•Our charter does not contain restrictions generally found in REIT charters regarding our organization and operation as a REIT.
•The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.
General Risk Factors
•The continuing spread of a new strain of coronavirus, which causes the viral disease known as COVID-19, may adversely affect our investments and operations.
•Future recessions, downturns, disruptions or instability could have a materially adverse effect on our business.
•As a public company, we are subject to regulations not applicable to private companies, such as provisions of the Sarbanes-Oxley Act. Efforts to comply with such regulations involves significant expenditures, and non-compliance with such regulations may adversely affect us.
v

PART I
Item 1. Business.
Overview
We are a Maryland corporation, formed on May 15, 2013 and commenced operations on June 24, 2015. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We are an externally managed, non-diversified, closed-end management investment company that initially elected to be taxed for federal income tax purposes beginning with our taxable year ended September 30, 2015, and qualified annually thereafter, as a regulated investment company (“RIC”) until December 31, 2018, when we changed our tax election from taxation as a RIC to taxation as a real estate investment trust (“REIT”). The REIT tax election allows us to benefit from the preferential tax treatment afforded to both RICs and REITs, without us being subject to RIC-specific diversification restrictions. We elected to be taxed as a REIT under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our short taxable year beginning October 1, 2018 and ending December 31, 2018. Concurrent with the change in our tax election, we changed our fiscal year end from September 30 to December 31 to satisfy the REIT requirements under the Code. As a REIT, we are not subject to federal income taxes on income and gains distributed to the stockholders as long as certain requirements are satisfied, principally relating to the nature of income and the level of distributions, as well as other factors.
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
On February 8, 2018, a pooled investment vehicle advised by Axar Capital Management L.P. (“Axar”) entered into an investment agreement with Terra Capital Partners and its affiliates pursuant to which Axar acquired from the respective owners thereof a 65.7% economic and voting interest in Terra Capital Partners and an initial 49% economic interest, but no voting interest, in Terra Income Advisors. On November 30, 2018, Axar purchased the remaining 34.3% economic and voting interest in Terra Capital Partners. On April 25, 2019, we held our annual meeting of stockholders, at which time a new investment advisory agreement (the “Investment Advisory Agreement”) was approved by the affirmative vote of a majority of the outstanding shares of common stock entitled to vote at the annual meeting. Accordingly, on April 30, 2019, Axar acquired the remaining 51% economic interest and 100% of the voting interest in Terra Income Advisors, and we and Terra Income Advisors entered into a new Investment Advisory Agreement. Such new Investment Advisory Agreement has the same economic terms and is in all material respects otherwise on the same terms as the Investment Advisory Agreement in effect immediately prior to April 30, 2019, except for the date of the agreement. Pursuant to Section 15 of the 1940 Act, the new Investment Advisory Agreement has an initial two-year term, but will be required to be renewed annually thereafter at an in-person meeting of our board of directors (our “Board”).
On February 10, 2021, we issued $34.8 million in aggregate principal amount of 7.00% fixed-rate notes due 2026 (the “notes”), for net proceeds of $33.7 million after deducting underwriting commissions of $1.1 million. In addition, the underwriters have an option to purchase an additional $5.2 million in aggregate principal amount of notes within 30 days. On February 26, 2021, the underwriters exercised the option to purchase an additional $3.6 million of the notes for net proceeds of $3.5 million, after deducting underwriting commissions of $0.1 million. Interest on the notes is paid quarterly in arrears every March 30, June 30, September 30 and December 30, at an annual rate of 7.00% per year, beginning June 30, 2021. The notes mature on March 31, 2026. The notes may be redeemed in whole or in part at any time or from time to time at our option on or after February 10, 2023. We expect to use the net proceeds from this offering to make investments in our targeted investments in accordance with our investment objectives and strategies.
We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of our advisor, Terra Income Advisors, or by individuals who were contracted by us or by Terra Income Advisors to work on behalf of us pursuant to the terms of the Investment Advisory Agreement between us and Terra Income Advisors.
Our Investment Adviser
Our investment activities are externally managed by Terra Income Advisors, a private investment firm affiliated with us, pursuant to the Investment Advisory Agreement, under the oversight of our Board, a majority of whom are independent. Terra

Income Advisors is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”).
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
The management of our investment portfolio is the responsibility of Terra Income Advisors and its executive officers. The investment committee of Terra Income Advisors will approve each new investment that we make. Our Board, including a majority of independent directors, oversees and monitors our investment performance and annually reviews the compensation we pay to Terra Income Advisors and its performance during the preceding 12 months to determine if the compensation paid to Terra Income Advisors is reasonable in relation to the nature and quality of the services performed, and that the provisions of the Investment Advisory Agreement are carried out.
Axar Terra, LLC (“Axar Terra”), the indirect parent of Terra Income Advisors, is contemplating a proposed recapitalization transaction (the “Recapitalization”). The Recapitalization could potentially result in an “assignment” of the Investment Advisory Agreement within the meaning of the 1940 Act because of the indirect transfer of a controlling block of the voting securities of Axar Terra. The Recapitalization will not result in any change in our investment strategy or our management personnel, that of Terra Income Advisors, or day-to-day management of Terra Income Advisors. The Recapitalization is subject to a number of closing conditions, including the consent of the members of Axar Terra and the approval by our stockholders of a new Investment Advisory Agreement between us and Terra Income Advisors. We expect that the terms and conditions of any such new Investment Advisory Agreement would be identical to those contained in our existing Investment Advisory Agreement.
About Terra Capital Partners
Terra Capital Partners, an affiliate of Terra Income Advisors, is a real estate finance and investment firm based in New York City that focuses primarily on the origination and management of commercial real estate-related loans, including mezzanine loans, as well as first mortgage loans, bridge loans and preferred equity investments, in all major property types. Since its formation in 2001 and its commencement of operations in 2002, Terra Capital Partners has been engaged in providing financing on commercial properties of all major property types throughout the United States. In the lead up to the global financial crisis in 2007, believing that the risks associated with commercial real estate markets had grown out of proportion to the potential returns from such markets, Terra Capital Partners sold 100% of its interest in its portfolio. It was not until mid-2009, after its assessment that commercial mortgage markets would begin a period of stabilization and growth, that Terra Capital Partners began to sponsor new investment vehicles, which included the Terra Income Funds, to again provide debt capital to commercial real estate markets. The financings provided by all vehicles managed by Terra Capital Partners from January 2004 through December 31, 2020 have been secured by approximately 13.5 million square feet of office properties, 3.6 million square feet of retail properties, 3.8 million square feet of industrial properties, 4,855 hotel rooms and 26,854 apartment units. The value of the properties underlying this capital was approximately $9.7 billion based on appraised values as of the closing dates of each financing. In addition to its extensive experience originating and managing debt financings, Terra Capital Partners and its affiliates have owned and operated over six million square feet of office and industrial space between 2005 and 2007, and this operational experience further informs its robust origination and underwriting standards and would be beneficial should Terra Income Advisors need to foreclose on a property underlying a financing. As of the date of this Annual Report on Form 10-K, Terra Capital Partners and its affiliates employed 21 persons.
    Terra Capital Partners is wholly owned by Axar since November 30, 2018. Axar is an investment manager registered under the Advisers Act with over $750 million in assets under management, headquartered in New York City and founded by Andrew M. Axelrod. Axar focuses on value-oriented and opportunistic investing across the capital structure and multiple sectors. The firm seeks attractive prices relative to intrinsic value and invests in event-driven situations with clear catalysts and asymmetric return potential. Axar’s senior real estate team has worked together for over five years, having previously built the $3 billion real estate business at Mount Kellett Capital Management, LP (“Mount Kellett Capital Management”). Axar has a deep network of industry relationships including institutional investors (for both public and private investments), operators, advisers and senior lenders.

    Terra Capital Partners is led by Vikram S. Uppal (Chief Executive Officer), Gregory M. Pinkus (Chief Financial Officer) and Daniel J. Cooperman (Chief Originations Officer). Mr. Uppal was a Partner of Axar and its Head of Real Estate. Prior to Axar, Mr. Uppal was a Managing Director on the Investment Team at Fortress Investment Group’s Credit and Real Estate Funds and Co-Head of North American Real Estate Investments at Mount Kellett Capital Management. Members of the Terra Capital Partners management team have broad based, long-term relationships with major financial institutions, property owners and commercial real estate service providers. The entire senior management team has held leadership roles at many top international real estate and investment banking firms, including Mount Kellett Capital Management and Fortress Investment Group.
Investment Objectives and Strategy
Our primary investment objectives are to pay attractive and stable cash distributions and to preserve, protect and return capital contributions to stockholders. Our investment strategy is to originate and manage a diversified portfolio consisting of (i) commercial real estate loans to U.S. companies qualifying as “eligible portfolio companies” under the 1940 Act, including mezzanine loans, first and second lien mortgage loans, subordinated mortgage loans, bridge loans and other commercial real estate-related loans related to or secured by high quality commercial real estate in the United States and (ii) preferred equity real estate investments in U.S. companies qualifying as “eligible portfolio companies” under the 1940 Act; provided, however, that we are not a “diversified company” as defined in the 1940 Act. We may also purchase select commercial real estate-related debt securities, such as commercial mortgage-backed securities (“CMBS”) or collateralized debt obligations (“CDOs”).
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
Terra Income Advisors’ management team has extensive experience in originating, acquiring, structuring, managing and disposing of real estate-related loans similar to the types of loans in which we intend to invest. In order to meet our investment objectives, we generally seek to follow the following investment criteria:
•focus primarily on the origination of new loans;
•focus on loans backed by properties in the United States;
•invest primarily in floating rate rather than fixed rate loans, but we reserve the right to make debt investments that bear interest at a fixed rate;
•invest in loans expected to be repaid within one to five years;
•maximize current income;
•lend to creditworthy borrowers;
•construct a portfolio that is diversified by property type, geographic location, tenancy and borrower;
•source off-market transactions; and
•hold investments until maturity unless, in our adviser’s judgment, market conditions warrant earlier disposition.
While the size of each of our investments generally ranges between $3 million and $20 million, our investments ultimately are at the discretion of Terra Income Advisors, subject to oversight by our Board. We focus on smaller, middle market loans which are financing properties in primary and secondary markets because we believe these loans are subject to less competition, offer higher risk adjusted returns than larger loans with similar risk metrics and facilitate portfolio diversification.
To enhance our returns, we employ leverage, including leverage resulting from issuance of the notes, as market conditions permit and at the discretion of our Terra Income Advisors, but in no event will leverage employed exceed 50% of the value of our assets, as required by the 1940 Act. See Item 1A “Risk Factors — Risks Related to Debt Financing” for a discussion of the risks inherent in employing leverage.

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
Significant Experience of Terra Capital Partners
    Terra Capital Partners provides Terra Income Advisors with all of its key investment personnel. Terra Capital Partners has developed a reputation within the commercial real estate finance industry as a leading sophisticated real estate investment and asset management company with an 18-year track record in originating, underwriting and managing commercial real estate and real estate-related loans, preferred equity investments and investments with similar characteristics to the assets that we acquire. We believe we benefit from the depth and the disciplined approach Terra Capital Partners brings to its underwriting and investment management processes to structure and manage investments prudently. In addition to its extensive experience originating and managing debt financings, Terra Capital Partners and its affiliates have owned and operated over six million square feet of office and industrial space between 2005 and 2007, and this operational experience has further informed its robust origination and underwriting standards.
Disciplined Investment Process
    We follow a disciplined investment origination, underwriting and selection process. We follow an investment approach focused on long-term credit performance and capital protection. This investment approach involves a multi-phase evaluation, structuring and monitoring process for each potential investment opportunity. After investment, our management team focuses on a thorough review of our investments for potential credit quality deterioration and potential proactive steps, including making available significant managerial assistance as required by the 1940 Act, to mitigate any losses to our invested capital. We believe this approach maximizes current income and minimizes capital loss. To date, all of the loans originated by Terra Income Advisors and its affiliates have generated a positive return, which we believe is attributable to our advisor’s rigorous origination, underwriting and selection process.
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
Superior Analytical Approach
We believe that our management team possesses the superior analytical approach to evaluate each potential investment through the balanced use of qualitative and quantitative analysis, which helps us manage risk on an individual investment and portfolio basis. We rely on a variety of analytical approach and models to assess our investments and risk management. We also conduct an extensive evaluation of the numerous factors that affect our potential investments. These factors include:
•Top-down review of both the current macroeconomic environment generally and the real estate and commercial real estate loan market specifically;
•Detailed evaluation of the real estate industry and its sectors;
•Bottom-up review of each individual investment’s attributes and risk/reward profile relative to the macroeconomic environment;
•Quantitative cash flow analysis and impact of the potential investment on our portfolio; and
•Ongoing management and monitoring of all investments to assess changing conditions on our original investment assumptions.
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
Targeted Investments
Real Estate-Related Loans
    We originate, acquire, fund and structure real estate-related loans, including first and second mortgage loans, mezzanine loans, bridge loans, convertible mortgages and other loans related to high-quality commercial real estate in the United States. We may also acquire some equity participations in the underlying collateral of such loans. We invest in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be difficult to value and illiquid. We structure, underwrite and originate most if not all of our investments. We use what we consider to be conservative underwriting criteria, and our underwriting process involves comprehensive financial, structural, operational and legal due diligence to assess the risks of investments so that we can optimize pricing and structuring. By originating loans directly, we are able to structure and underwrite loans that satisfy our standards, establish a direct relationship with the borrower and utilize our own documentation. Described below are some of the types of loans we own and may originate.
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
    Equity Participations. In connection with our loan origination activities, we may pursue equity participation opportunities, or interests in the projects being financed, in instances when we believe that the risk-reward characteristics of the loan merit additional upside participation because of the possibility of appreciation in value of the underlying assets securing the loan. Equity participations can be paid in the form of additional interest, exit fees or warrants in the borrower. Equity participation can also take the form of a conversion feature, permitting the lender to convert a loan or preferred equity investment into equity in the borrower at a negotiated premium to the current net asset value (“NAV”) of the borrower. We expect to be able to obtain equity participations in certain instances where the loan collateral consists of an asset that is being repositioned, expanded or improved in some fashion which is anticipated to improve future cash flow. In such case, the borrower may wish to defer some portion of the debt service or obtain higher leverage than might be merited by the pricing and leverage level based on historical performance of the underlying asset. We generate additional revenues from these equity participations as a result of excess cash flows being distributed or as appreciated properties are sold or refinanced.
    Other Real Estate-Related Investments. Our advisor has the right to invest in other real estate-related investments, which may include CMBS or other real estate debt or equity securities, so long as such investments do not constitute more than 15% of our assets. Certain of our real estate-related loans require the borrower to make payments of interest on the fully committed principal amount of the loan regardless of whether the full loan amount is outstanding.
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
1.Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:
a.is organized under the laws of, and has its principal place of business in, the United States;
b.is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
c.satisfies any of the following:
i.does not have any class of securities that is traded on a national securities exchange;
ii.has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;

iii.is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company;
iv.is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million; or
v.meets such other criteria as may be established by the SEC.
2.Securities of any eligible portfolio company that we control.
3.Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
4.Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.
5.Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.
6.Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.
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
Common Stock
We will generally not be able to issue and sell our common stock at a price per share, after deducting selling commissions, broker-dealer fees, and dealer manager fees, that is below our NAV per share. See Item 1A “Risk Factors — Risk Related to Business Development Companies — Regulations governing our operation as a BDC and a REIT will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.” We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV of our common stock if our Board determines that such sale is in our best interests and that of our stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our Board, closely approximates the market value of such securities (less any distributing commission or discount). We may generally issue new shares of our common stock at a price below NAV per share in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances, subject to applicable requirements of the 1940 Act.
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

Item 1A. Risk Factors.
Investing in our common stock and the notes involves certain risks relating to our structure and investment objectives. Investors should carefully consider these risk factors, together with all of the other information included in this Annual Report on Form 10-K, before they decide whether to make an investment in our common stock or the notes. The risks set forth below are not the only risks we face, and we may face other risks that we have not yet identified, which we do not currently deem material or which are not yet predictable. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our NAV of our common stock and the trading price of the notes could decline, and investors may lose all or part of their investment.
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
Risks Related to Our Notes
The notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have incurred or may incur in the future.
The notes are not secured by any of our assets or any of the assets of our subsidiaries, including our wholly owned subsidiaries. As a result, the notes are effectively subordinated to all of our future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our future secured indebtedness may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the notes.
The notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.
The notes are obligations exclusively of Terra Income Fund 6, Inc., and not be of any of our subsidiaries. None of our subsidiaries are a guarantor of the notes and the notes are not required to be guaranteed by any subsidiary we may acquire or create in the future. Any assets of our subsidiaries are directly available to satisfy the claims of our creditors, including holders of the notes. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors of our subsidiaries have priority over our equity interests in such entities (and therefore the claims of our creditors, including holders of the notes) with respect to the assets of such entities. Even if we are recognized as a creditor of one or more of these entities, our claims would still be effectively subordinated to any security interests in the assets of any such entity and to any indebtedness or other liabilities of any such entity senior to our claims. Consequently, the notes are structurally subordinated to all indebtedness and other liabilities of any of our subsidiaries and portfolio companies with respect to which we hold equity investments. In addition, our subsidiaries and these entities may incur substantial indebtedness in the future, all of which would be structurally senior to the notes.
The indenture under which the notes are issued contains limited protection for holders of the notes.
The indenture under which the notes are issued offers limited protection to holders of the notes. The terms of the indenture and the notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have a material adverse impact on investors’ investment in the notes. In particular, the terms of the indenture and the notes do not place any restrictions on our or our subsidiaries’ ability to:
•issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries or the portfolio companies with respect to which we hold an equity investment that would be senior to our equity interests in those entities and therefore rank structurally senior to the notes with respect to the assets of these entities, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions (whether or not we are subject thereto), but giving effect, in each case, to any exemptive relief granted to us by the SEC. Currently, these provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowings;
•sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);
•enter into transactions with affiliates (except as otherwise prohibited by the 1940 Act);
•create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;
•make investments; or
•create restrictions on the payment of dividends or other amounts to us from our subsidiaries.
In addition, the indenture does not require us to offer to purchase the notes in connection with a change of control or any other event.
Furthermore, the terms of the indenture and the notes do not protect holders of the notes in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, if any, as they do not require that we adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow, or liquidity.
Our ability to recapitalize, incur additional debt and take a number of other actions that are not limited by the terms of the notes may have important consequences for investor as a holder of the notes, including making it more difficult for us to satisfy our obligations with respect to the notes or negatively affecting the trading value of the notes.
Other debt we issue or incur in the future could contain more protections for its holders than the indenture and the notes, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of the notes.
There is no existing trading market for the notes, and, even if the NYSE approves the listing of the notes, an active trading market for the notes may not develop, which could limit the investor’s ability to sell the notes or the market price of the notes.
The notes are a new issue of debt securities for which there initially is not be a trading market. We intend to list the notes on the New York Stock Exchange (“NYSE”) within 30 days of the original issue date under the symbol “TFSA.” However, there is no assurance that the notes will be approved for listing on the NYSE.
Moreover, even if the listing of the notes is approved, we cannot provide any assurances that an active trading market will develop or be maintained for the notes or that the investor will be able to sell his or her notes. If the notes are traded after their initial issuance, they may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, if any, general economic conditions, our financial condition, performance and prospects and other factors. The underwriters have advised us that they intend to make a market in the notes, but they are not obligated to do so. The underwriters may discontinue any market-making in the notes at any time at their sole discretion.
Accordingly, we cannot assure investors that the notes will be approved for listing on the NYSE, that a liquid trading market will develop for the notes, that the investors will be able to sell their notes at a particular time or that the price the investor receives when it sells will be favorable. To the extent an active trading market does not develop, the liquidity and trading price for the notes may be harmed. Accordingly, investors may be required to bear the financial risk of an investment in the notes for an indefinite period of time.

We may choose to redeem the notes when prevailing interest rates are relatively low.
On or after February 10, 2023, we may choose to redeem the notes from time to time, especially when prevailing interests rates are lower than the rate borne by the notes. If prevailing rates are lower at the time of redemption, investors would not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the interest rate on the notes being redeemed. Our redemption right also may adversely impact investors’ ability to sell the notes as the optional redemption date or period approaches.
If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the notes.
Any default under the agreements governing our indebtedness that is not waived by the required lenders and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the notes and substantially decrease the market value of the notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness, including the notes. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the other debt we may incur in the future could elect to terminate its commitment, cease making further loans and institute foreclosure proceedings against our assets and we could be forced into bankruptcy or liquidation. In addition, any such default may constitute a default under the notes, which could further limit our ability to repay our debt, including the notes. If our operating performance declines, we may in the future need to seek to obtain waivers from the lender under the other debt that we may incur in the future to avoid being in default. If we breach our covenants under the other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under the other debt, the lender could exercise its rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations could proceed against the collateral securing the debt.
We may be unable to invest a significant portion of the net proceeds from our offering of the notes, which could harm our financial condition and operating results.
Pending investment, the net proceeds of our offering of the notes may be invested in permitted temporary investments, which include interest-bearing short-term money market accounts, securities and other short-term liquid investments. The rate of return on these investments, which affects the amount of cash available for principal and interest payments on the notes, has fluctuated in recent years and most likely will be less than the return obtainable from our target investments. Therefore, delays we encounter in the selection, due diligence and acquisition or origination of investment could harm our financial condition and operating results.
Risks Related to Our Business and Structure
Our loan portfolio is concentrated in a limited number of industries and borrowers, which may subject us to a risk of significant loss if there is a downturn in a particular industry in which we are concentrated or if one of our larger borrowers encounters financial difficulties. For example, as of December 31, 2020, our investments secured by hospitality and office properties represented approximately 22.6% and 23.9%, respectively, of our net assets, we held only eight investments, our largest loan investment represented approximately 23.9% of our net assets and our top three loan investments represented approximately 57.7% of our net assets.
We have elected to be treated as a REIT for tax purposes, and therefore are not subject to the RIC-specific diversification requirements. Our portfolio is concentrated in a limited number of industries and borrowers, and, as a result, a downturn in any particular industry or borrower in which we are heavily invested may significantly impact the aggregate returns we realize. If an industry in which we are heavily invested suffers from adverse business or economic conditions (as a result of the COVID‑19 pandemic or otherwise), a material portion of our investment could be affected adversely, which, in turn, could adversely affect our financial position and results of operations. As of December 31, 2020, our investments secured by hospitality and office properties represented approximately 22.6% and 23.9%, respectively, of our net assets. In addition, as of December 31, 2020, we held only eight investments and our largest loan investment represented approximately 23.9% of our net assets and our top three loan investments represented approximately 57.7% of our net assets. A covenant breach or other adverse event effecting a portfolio company would have a more weighted impact on our operating results and would require a write-down of a larger percentage of our assets than if we met the RIC-specific diversification requirements.

Our Board may change our operating policies, objectives or strategies without prior notice or stockholder approval, and the effects of such a change may be adverse.
Our Board has the authority to modify or waive our current operating policies, objectives or investment criteria and strategies without prior notice and without stockholder approval. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, NAV, operating results and the value of the notes. However, the effects might be adverse, which could negatively impact our ability to pay principal and interest payments on the notes and cause investors to lose all or part of their investment. Moreover, we will have significant flexibility in making investments and may invest in ways with which investors may not agree or for purposes other than those previously contemplated.
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
As of December 31, 2020, approximately $47.9 million of our investment portfolio, or approximately 62.9% of our net assets, included an interest rate that was indexed to the London Interbank Offered Rate (“LIBOR”), all of which are subject to a LIBOR floor. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates the LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether or not LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. In addition, in April 2018, the Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, announced the replacement of LIBOR with a new index, calculated by short-term repurchase agreements collateralized by U.S. Treasury securities, called the Secured Overnight Financing Rate (the “SOFR”). At this time, it is not possible to predict whether SOFR will attain market traction as a LIBOR replacement. Additionally, the future of LIBOR at this time is uncertain. Potential changes, or uncertainty related to such potential changes, may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities. In addition, changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities, including the value of the LIBOR-indexed, floating-rate debt securities in our portfolio. In the event LIBOR is unavailable, our investment documents provide for a substitute index, on a basis generally consistent with market practice, intended to put us in substantially the same economic position as LIBOR.
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
Risks Related to Terra Income Advisors and its Affiliates
We were the first publicly registered investment program sponsored by Terra Capital Partners and its affiliates, and therefore investors should not assume that the prior performance of any of the Terra Income Funds will be indicative of our future performance, or that our officers’ experience in managing those Terra Income Funds will be indicative of their ability to manage a publicly registered company. In addition, Terra Income Advisors has no prior experience managing a BDC. Therefore, investors should not assume that their experience in managing private investment programs will be indicative of their ability to comply with BDC election requirements.
We were the first publicly registered investment program sponsored by Terra Capital Partners and its affiliates. Because previous programs and investments sponsored by Terra Capital Partners or its affiliates were not publicly registered, those previous programs, including the Terra Income Funds, were not subject to the same limitations, restrictions and regulations to which we will be subject. Our officers have never operated a publicly registered investment program before. Operation as a publicly registered program under the Securities Act and the Exchange Act imposes a number of disclosure requirements and obligations, including among other things:
•compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations from those of the Terra Income Funds;
•disclosure requirements with respect to investment activities, which are publicly available to our competitors;
•requirements with respect to implementation of disclosure controls and procedures over financial reporting;
•preparation of annual, quarterly and current reports in compliance with SEC requirements and to be filed with the SEC and made publicly available; and
•additional liabilities imposed on our directors and officers regarding certifications and disclosures made in periodic reports and filings made with the SEC.
In addition, the costs associated with registration as a public company and compliance with such restrictions could be substantial. These costs will reduce the amount available for distribution to our investors and principal and interest payments on the notes. In addition, these requirements would require a substantial amount of time on the part of Terra Income Advisors and its affiliates, thereby decreasing the time they spend actively managing our investments. As a result, investors should not assume that the prior performance of those programs will be indicative of our future performance, or that our officers’ experience in managing those Terra Income Funds will be indicative of their ability to manage a publicly registered company.
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
Terra Income Advisors’ management team consists of the same personnel that form the operations team of the managers of the Terra Income Funds. Terra Income Advisors has no prior experience managing a BDC. Therefore, Terra Income Advisors may not be able to successfully operate our business or achieve our investment objectives. As a result, an investment in our securities may entail more risk than the securities of a comparable company with a substantial operating history.
Terra Income Advisors and its affiliates, including our officers and some of our directors, face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in actions that are not in the best interests of our stockholders.
Terra Income Advisors and its affiliates receive substantial fees from us in return for their services, and these fees could influence the advice provided to us. Among other matters, the compensation arrangements could affect their judgment with respect to public offerings of equity by us, and consequently Terra Income Advisors to earn increased asset management fees. In addition, the decision to utilize leverage will increase our assets and, as a result, will increase the amount of management fees payable to Terra Income Advisors.
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
Terra Income Advisors, our investment adviser, and its affiliates who serve as investment advisers or managers to Terra Property Trust, the Terra Income Funds, Terra Offshore REIT and Terra RECO, share the same senior management and investment teams. As a result, the members of the senior management and investment teams of Terra Income Advisors serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by the same personnel. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our security holders. Our investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. As a result, Terra Income Advisors and its affiliates, their employees and certain of their affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved. Terra Income Advisors and its employees will devote only as much of its or their time to our business as Terra Income Advisors and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.

The time and resources that individuals employed by Terra Income Advisors and its affiliates devote to us may be diverted, and we may face additional competition due to the fact that individuals employed by Terra Income Advisors are not prohibited from raising money for or managing another entity that makes the same types of investments that we target.
Neither Terra Income Advisors nor individuals employed by it are prohibited from raising money for and managing another investment entity that makes the same types of investments as those we target. Affiliates of Terra Income Advisors who share the same senior management and investment teams also serve as investment advisers or managers for the Terra Property Trust and Terra RECO. As a result, the time and resources that these individuals may devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities. We also intend to co-invest with other affiliates of Terra Income Advisors consistent with the conditions of the exemptive order granted to us.
Our incentive fee may induce Terra Income Advisors to make speculative investments.
The incentive fee payable by us to Terra Income Advisors may create an incentive for it to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable to Terra Income Advisors is determined may encourage it to use leverage to increase the return on our investments. In addition, the fact that our base management fee is payable based upon our gross assets, which would include any borrowings for investment purposes, may encourage Terra Income Advisors to use leverage to make additional investments. Under certain circumstances, the use of leverage may increase the likelihood of default. Such a practice could result in our investing in more speculative securities than would otherwise be in our best interests, which could result in higher investment losses, particularly during cyclical economic downturns.
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
Because we must distribute at least 90% of our REIT net taxable income and meet certain tests regarding the nature of our income and assets in order to maintain our qualification as a REIT, we will be unable to use those funds to make new investments. As a result, we will likely need to continually raise cash or borrow to fund new investments that we would otherwise acquire using the taxable income that we are required to distribute. At times, the sources and terms of funding may not be available to us on acceptable terms, if at all.
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
Under the 1940 Act, we generally are prohibited from issuing or selling our common stock at a price per share, after deducting selling commissions, broker-dealer fees, and dealer manager fees, that is below our NAV per share, which may be a disadvantage as compared with other public companies. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current NAV of the common stock if our Board and independent directors determine that such sale is in our best interests and in the best interests of our stockholders, and such sale is approved by a majority of our stockholders, including those stockholders that are not affiliated with us.
Our ability to enter into transactions with our affiliates is restricted.
We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we will generally be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our Board. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our Board and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company of a private equity fund managed by Terra Income Advisors without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.
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
The net proceeds from the sale of our shares and the notes will be used for our investment opportunities, operating expenses and for payment of various fees and expenses such as base management fees, incentive fees and other fees. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require additional debt or equity financing to operate. In the event that we develop a need for additional capital in the future for investments or for any other reason, these sources of funding may not be available to us. Consequently, if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected. As a result, we would be less able to allocate our portfolio among various issuers and achieve our investment objectives, which may negatively impact our results of operations and reduce our ability to make distributions to our stockholders and to make principal and interest payments on the notes.
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
The value of real estate may be adversely affected by a number of risks, including:
•the continuing spread of a new strain of coronavirus, which causes the viral disease known as COVID-19;
•natural disasters such as hurricanes, earthquakes and floods;
•acts of war or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001;
•adverse changes in national and local economic and real estate conditions;
•an oversupply of (or a reduction in demand for) space in the areas where particular properties are located and the attractiveness of particular properties to prospective tenants;
•changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance therewith and the potential for liability under applicable laws;
•costs of remediation and liabilities associated with environmental conditions affecting properties; and
•the potential for uninsured or underinsured property losses.
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
Some of our investments may not conform to conventional loan standards applied by traditional lenders and either will not be rated or will be rated as non-investment grade by the rating agencies. In addition, we may invest in securities that are rated below investment grade by rating agencies or that would be likely rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be difficult to value and illiquid. The non-investment grade ratings for these assets typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the properties’ underlying cash flow or other factors. As a result, these investments may have a higher risk of default and loss than investment grade-rated assets. Any loss we incur may be significant and may reduce cash available for distribution to our stockholders and to make principal and interest payments on the notes and adversely affect the value of our securities.
Investments that are not U.S. government insured involve risk of loss.
We may originate and acquire uninsured loans and assets as part of our investment strategy. Such loans and assets may include mortgage loans, mezzanine loans and bridge loans. While holding such interests, we are subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. In the event of any default under loans, we bear the risk of loss of principal and nonpayment of interest and fees to the extent of any deficiency between the value of the collateral and the principal amount of the loan. To the extent we suffer such losses with respect to our investments in such loans, our value and the value of our securities may be adversely affected.
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
Hedging against interest rate exposure may adversely affect our earnings, limit our gains or result in losses, which could adversely affect cash available for distribution to our stockholders and principal and interest payments on the notes.
We may enter into interest rate swap agreements or pursue other interest rate hedging strategies. Our hedging activity will vary in scope based on the level of interest rates, the type of portfolio investments held and other changing market conditions.
Any hedging activity we engage in may adversely affect our earnings, which could adversely affect cash available for distribution to our stockholders and principal and interest payments on the notes. Therefore, while we may enter into such transactions to seek to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss.
Hedging instruments often are not traded on regulated exchanges or guaranteed by an exchange or its clearing house and involve risks and costs.
The cost of using hedging instruments increases as the period covered by the instrument increases and during periods of rising and volatile interest rates. We may increase our hedging activity and thus increase our hedging costs during periods when interest rates are volatile or rising and hedging costs have increased. In addition, hedging instruments involve risk since they often are not traded on regulated exchanges or guaranteed by an exchange or its clearing house. Furthermore, the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory, commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements.
Furthermore, derivative transactions are subject to increasing statutory and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. Recently, new regulations have been promulgated by U.S. and foreign regulators attempting to strengthen oversight of derivative contracts. Any actions taken by regulators could constrain our strategy and could increase our costs, either of which could materially and adversely impact our operations.
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
Declines in the market values of our investments may adversely affect periodic reported results of operations and credit availability, which may reduce our earnings and, in turn, cash available for distribution to our stockholders and principal and interest payments on the notes.
A decline in the market value of our assets will reduce our earnings in the period recognized and may adversely affect us particularly in instances where we have borrowed money based on the market value of those assets. If the market value of those assets declines, the lender may require us to post additional collateral to support the loan. If we were unable to post the additional collateral, we may have to sell assets at a time when we might not otherwise choose to do so. A reduction in credit available may reduce our earnings and, in turn, cash available for distribution to stockholders and principal and interest payments on the notes.
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
The properties underlying our investments could be negatively impacted by deteriorating economic conditions and weaker rental markets. Upon expiration or earlier termination of leases on these properties, the space may not be relet or, if relet, the terms of the renewal or reletting (including the cost of required renovations or concessions to tenants) may be less favorable than current lease terms. In addition, poor economic conditions may reduce a tenant’s ability to make rent payments under their leases. Any of these situations may result in extended periods where there is a significant decline in revenues or no revenues generated by these properties. Additionally, if market rental rates are reduced, property-level cash flows would likely be negatively affected as existing leases renew at lower rates. If the leases for these properties cannot be renewed for all or substantially all of the space at these properties, or if the rental rates upon such renewal or reletting are significantly lower than expected, the value of our investments may be adversely affected.
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
The bankruptcy of a borrower, or a general partner or managing member of a borrower, may impair the ability of the lender to enforce its rights and remedies under the related mortgage. Borrowers that are not single-purpose entities structured to limit the possibility of becoming insolvent or bankrupt may be more likely to become insolvent or the subject of a voluntary or involuntary bankruptcy proceeding because the borrowers may be (i) operating entities with a business distinct from the operation of the mortgaged property with the associated liabilities and risks of operating an ongoing business or (ii) individuals that have personal liabilities unrelated to the property.
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

Risks Related to Debt Financing
Since we borrow money, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us.
The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. We use leverage to partially finance our investments, through borrowing from banks and other lenders, investors will experience increased risks of investing in our securities. If the value of our assets increases, leverage would cause the NAV attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leverage would cause NAV to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to stockholders and principal and interest payments on the notes. Leverage is generally considered a speculative investment technique. In addition, the decision to utilize leverage will increase our assets and, as a result, will increase the amount of management fees payable to Terra Income Advisors.
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
On March 23, 2018, the U.S. Congress approved the Small Business Credit Availability Act which reduces the asset coverage ratio from 200% to 150% subject to the approval of stockholders or the board of directors. As of the date of this Annual Report on Form 10-K, we have not obtained approval for the reduction in the asset coverage ratio from our stockholders or our Board. If we did obtain approval in the future, we would therefore be permitted to incur leverage beyond the current limitations of the 1940 Act, which would further increase the risks of loss in the event of a decline in the value of our assets. This legislation would also increase the risks of an investment in our securities.
Changes in interest rates may affect our cost of capital and net investment income.
We use debt to finance investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates when we have debt outstanding, our cost of funds will increase, which could reduce our net investment income. We expect that any long-term fixed rate investments we acquire will be financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to purchase or develop such expertise.
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
•we would be taxed as a regular domestic corporation, ineligible to deduct dividends paid to our stockholders in computing taxable income and would be subject to federal income tax on our taxable income at regular corporate income tax rates;
•any resulting tax liability could be substantial and could have a material adverse effect on our value and distribution to shareholders; and
•we generally would not be eligible to requalify as a REIT for the subsequent four full taxable years.
We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the value of our securities.
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in our securities. The 2017 tax reform legislation commonly referred to as the Tax Cuts and Jobs Act resulted in fundamental changes to the Code, with many of the changes applicable to individuals applying only through December 31, 2025. Among the numerous changes included in the Tax Cuts and Jobs Act is a deduction of 20% of ordinary REIT dividends for individual taxpayers for taxable years through 2025. Although REITs generally receive certain tax advantages compared to entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. As a result, our charter authorizes our Board to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that changes to U.S. federal income tax laws and regulations or other considerations mean it is no longer in our best interests to qualify as a REIT.
Federal legislation intended to ameliorate the economic impact of the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), was enacted in March 2020. The CARES Act modified some provisions of the Tax Cuts and Jobs Act on a temporary basis to provide economic relief to businesses and taxpayers impacted by the pandemic and it is likely that additional legislation will be passed in the future for this purpose. We cannot assure investors that future law changes will not adversely affect the taxation of our security holders. Any such changes could have an adverse effect on an investment in our securities or on the market value or the resale potential of our assets.
The preferred equity investments we intend to make may make us unable to maintain our qualification as a REIT under the Code.
Part of our investment strategy involves investments in preferred limited liability company membership interests or partnership interests that own commercial real estate. There is no specific guidance addressing the treatment of preferred equity investments as debt or equity for federal income tax purposes. We hold preferred equity investments and treat them as loans secured by real property for U.S. federal income tax purposes, which are qualifying assets for purposes of the REIT asset tests and produce qualifying income for purposes of the REIT gross income tests. If our preferred equity investments are treated as partnership interests for U.S. federal income tax purposes, rather than as loans, we will be treated as owning our share of the assets held by the limited liability company or partnership that issued the preferred equity interest and we will be treated as receiving our proportionate share of the income of that entity. If that limited liability company or partnership owns nonqualifying assets or earns nonqualifying income, we may not be able to satisfy all of the REIT gross income and asset tests. Even if the Internal Revenue Services (the “IRS”) were to respect our preferred equity investments as loans, if the IRS did not treat such loans as secured by a mortgage on real property (which, in form, is not the case), such loans would not be qualifying assets for purposes of the 75% asset test and would violate the 10% value test, and interest thereon would not be qualifying income for purposes of the 75% gross income test. If we are unable to maintain our qualification as a REIT for U.S. federal income tax purposes, we will be subject to corporate-level income tax, and investors’ investment in us would be adversely impacted.
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
Compliance with REIT requirements may cause us to forego otherwise attractive opportunities, which may hinder or delay our ability to meet our investment objectives.
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
To qualify as a REIT, at the end of each calendar quarter, at least 75% of the value of our assets must consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than qualified real estate assets and government securities) generally cannot include more than 10% of the voting securities of any one issuer or more than 10% of the value of the outstanding securities of more than any one issuer (other than securities that qualify for a safe harbor for “straight debt”) unless we and such issuer jointly elect for such issuer to be treated as a “taxable REIT subsidiary” (“TRS”) under the Code. Debt will generally meet the “straight debt” safe harbor if the debt is a written unconditional promise to pay on demand or on a specified date a certain sum of money, the debt is not convertible, directly or indirectly, into stock, and the interest rate and the interest payment dates of the debt are not contingent on the profits, the borrower’s discretion, or similar factors. Additionally, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, no more than 20% of the value of our assets may be represented by securities of one or more TRSs and no more than 25% of the value of our assets may consist of “nonqualified publicly offered REIT debt investments.” If we fail to comply with these requirements at the end of any calendar quarter, we must dispose of a portion of our assets within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions in order to avoid losing our REIT qualification and suffering adverse tax consequences. In order to satisfy these requirements and maintain our qualification as a REIT, we may be forced to liquidate assets from our portfolio or not make otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders and principal and interest payments on the notes.
Our charter does not contain restrictions generally found in REIT charters regarding our organization and operation as a REIT, including restrictions on the ownership and transfer of our stock that are intended to assist with satisfying the share ownership requirements for REIT qualification, and we cannot ensure that transfers will not occur that would cause us to no longer satisfy the share ownership requirements.
In order to qualify as a REIT under the Code, not more than 50% of the value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (including certain entities treated as individuals for this purpose) during the last half of a taxable year. The constructive ownership rules under the Code are complex and may cause shares of the outstanding stock owned by a group of related persons to be deemed to be constructively owned by one person. Our charter does not contain restrictions generally found in REIT charters regarding the ownership and transfer of our stock that are intended to assist with satisfying the share ownership requirements. We currently satisfy the share ownership requirements; however, it is possible that transfers of our outstanding stock could cause us to no longer satisfy the share ownership requirements.
Modification of the terms of our commercial real estate debt investments in conjunction with reductions in the value of the real property securing such loans could cause us to fail to continue to qualify as a REIT.
Our commercial real estate debt and securities investments may be materially affected by a weak real estate market and economy in general. As a result, many of the terms of our commercial real estate debt may be modified to avoid taking title to a property. Under Treasury Regulations, if the terms of a loan are modified in a manner constituting a “significant modification,” such modification triggers a deemed exchange of the original loan for the modified loan. In general, if a loan is secured by real property and other property, the value of the personal property securing the loan exceeds 15% of the value of all property securing the loan and the highest principal amount of the loan outstanding during a taxable year exceeds the fair market value (“FMV”) of the real property securing the loan determined as of the date we agreed to acquire the loan or the date we significantly modified the loan, a portion of the interest income from such loan will not be qualifying income for purposes of the 75% gross income test although it may nevertheless be qualifying income for purposes of the 95% gross income test. A portion of the loan may also be a non-qualifying asset for purposes of the 75% asset test. The non-qualifying portion of such a loan would be subject to, among other requirements, the requirement that a REIT not hold securities representing more than 10% of the total value of the outstanding securities of any one issuer, or the 10% value test.
IRS Revenue Procedure 2014-51 provides a safe harbor pursuant to which we will not be required to redetermine the FMV of the real property securing a loan for purposes of the gross income and asset tests discussed above in connection with a loan modification that is: (i) occasioned by a borrower default; or (ii) made at a time when we reasonably believe that the modification to the loan will substantially reduce a significant risk of default on the original loan. No assurance can be provided that all of our loan modifications will qualify for the safe harbor in Revenue Procedure 2014-51. To the extent we significantly modify loans in a manner that does not qualify for that safe harbor, we will be required to redetermine the value of the real property securing the loan at the time it was significantly modified. In determining the value of the real property securing such a loan, we generally will not obtain third-party appraisals, but rather will rely on internal valuations. No assurance can be provided that the IRS will not successfully challenge our internal valuations. If the terms of our debt investments are “significantly modified” in a manner that does not qualify for the safe harbor in Revenue Procedure 2014-51 and the FMV of the real property securing such loans has decreased significantly, we could fail the 75% gross income test, the 75% asset test, the 5% asset test and/or the 10% value test. Unless we qualified for relief under certain Code cure provisions, such failures could cause us to fail to continue to qualify as a REIT.
Our acquisition of debt or securities investments may cause us to recognize income for federal income tax purposes even though no cash payments were received on the investments.
We may acquire debt or securities investments in the secondary market for less than their face amount. The amount of such discount will generally be treated as a “market discount” for federal income tax purposes. If these debt or securities investments provide for “payment-in-kind” interest, we may recognize “original issue discount” (“OID”) for federal income tax purposes. Moreover, we may acquire distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt constitute “significant modifications” under the applicable Treasury Regulations, the modified debt may be considered to have been reissued to us in a debt-for-debt exchange with the borrower. In that event, if the debt is considered to be “publicly traded” for federal income tax purposes, the modified debt in our hands may be considered to have been issued with OID to the extent the FMV of the modified debt is less than the principal amount of the outstanding debt. In the event the debt is not considered to be “publicly traded” for federal income tax purposes, we may be required to recognize taxable income to the extent that the principal amount of the modified debt exceeds our cost of purchasing it. Also, certain loans that we originate and later modify and certain previously modified debt we acquire in the secondary market may be considered to have been issued with the OID at the time it was modified.
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
In order to meet the REIT distribution requirements, it might be necessary for us to arrange for short-term or possibly long-term borrowings, or to pay distributions in the form of our shares or other taxable in-kind distributions of property. We may need to borrow funds at times when the market conditions are unfavorable. Such borrowings could increase our costs and reduce our value.
Complying with REIT requirements may limit our ability to hedge effectively.
The REIT provisions of the Code may limit our ability to hedge our operations effectively. Our aggregate gross income from non-qualifying hedges, fees and certain other non-qualifying sources cannot exceed 5% of our annual gross income. As a result, we might have to limit our use of advantageous hedging techniques or implement those hedges through a TRS. Any hedging income earned by a TRS would be subject to federal, state and local income tax at regular corporate rates. This could increase the cost of our hedging activities or expose us to greater risks associated with interest rate or other changes than we would otherwise incur.
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
General Risk Factors
The continuing spread of a new strain of coronavirus, which causes the viral disease known as COVID-19, may adversely affect our investments and operations.
Since its discovery in December 2019, a new strain of coronavirus, which causes the viral disease known as COVID-19, has spread from China to most other countries, including the United States. The World Health Organization has declared the coronavirus outbreak a pandemic, the Health and Human Services Secretary has declared a public health emergency in the United States in response to the outbreak and the President of the United States has declared the coronavirus outbreak a national emergency. The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. Many experts predict that the outbreak will trigger a period of global economic slowdown or a global recession. Quarantines and shelter-at-home orders have been imposed in many areas of the country in response to outbreaks of COVID‑19, and may be imposed more extensively in the future. In many cases, states of emergency have been declared, schools have been closed, bans on public events have been instituted, limitations on travel have been imposed, and businesses have been ordered to temporarily cease all in-person operations. These responses may be in place for a considerable period of time and may cause significant economic disruption, which could adversely affect our performance and financial results. The COVID-19 pandemic and related government responses are expected to have a continued adverse impact on economic and market conditions in the short term and potentially the long term, and could trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of the novel coronavirus. Nevertheless, the COVID-19 pandemic presents material uncertainty and risk with respect to our performance and financial results.
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
The world-wide economic downturn resulting from the coronavirus pandemic could negatively impact our investments and operations, as well as our ability to make principal and interest payments on the notes. The extent to which the coronavirus pandemic impacts our investments and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of the coronavirus and the actions taken to contain the coronavirus or treat its impact, among others.
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
In addition, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy to avail ourselves of new or different opportunities. Such changes could result in material differences to our strategies and plans as set forth in this Annual Report on Form 10-K and may result in our investment focus shifting from the areas of expertise of Terra Income Advisors to other types of investments in which Terra Income Advisors may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and our value.
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
Set forth below is a chart describing the classes of our securities outstanding as of December 31, 2020:

(1) Title of Class	(2) Amount Authorized	(3) Amount Held by Us or for Our Account	(4) Amount Outstanding Exclusive of Amount Under Column (3)
Common Stock	450,000,000	—	8,396,435
Since commencing operations, and through the end of the Offering on April 20, 2018, we had issued 8,878,606 shares of common stock for gross proceeds of $103.6 million, excluding shares pursuant to our distribution reinvestment plan (“DRIP”). As of December 31, 2020, we had 2,094 record holders of our common stock.
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
    In addition, on March 25, 2020, the Board unanimously determined to terminate our previously announced quarterly tender offer pursuant to the share repurchase program (the “Tender Offer”) to purchase a portion of its issued and outstanding shares of common stock (“Shares”). In determining to terminate the Tender Offer, the Board considered factors related to the impact that the global pandemic of the novel coronavirus that causes the disease known as COVID-19 and the measures taken by governmental agencies and employers in response to COVID-19, including (i) the ongoing disruption to the global economy and financial markets, (ii) the suspension of business and temporary closure of facilities in an attempt to curb the spread of the illness, (iii) the desire to preserve our liquidity, and (iv) our projected financial condition, liquidity needs, capital needs and operating performance. As a result of this termination, no Shares were purchased in the Tender Offer and all Shares previously tendered and not withdrawn were promptly returned to tendering holders.
For the three months ended March 31, 2020, we repurchased 1,600 shares of our common stock at a price of $9.15 per share, as a result of an adjustment from the Q4 2019 tender offering. we did not repurchase any of our common stock during the three months ended June 30, September 30 and December 31, 2020.

The following table provides information concerning a purchase of shares of our common stock by Terra Capital Partners, our sponsor, during the three months ended December 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
October 1 to October 31, 2020 (1)	5,512	$9.07	—
November 1 to November 30, 2020	—	—	—
December 1 to December 31, 2020	—	—	—
Total	5,512	$9.07	—
_______________
(1)This purchase was made by Terra Capital Partners in a private sale at the most recently disclosed NAV per share immediately prior to the date of purchase, and was not made by us pursuant to our share repurchase program.
Senior Securities
Information about our senior securities is shown in the table below as of December 31, 2020, December 31, 2019, December 31, 2018, September 30, 2018, September 30, 2017, and September 30, 2016. Prior to the period ended September 30, 2016, there were no senior securities outstanding. The report of our independent registered public accounting firm, KPMG LLP, on the senior securities table as of December 31, 2020, December 31, 2019, December 31, 2018, September 30, 2018, September 30, 2017, and September 30, 2016 is attached as an exhibit to this annual report on Form 10-K.

Period ended	Total Amount Outstanding Exclusive of Tereasury Securities (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (Exclude Bank Loans) (4)
December 31, 2020	$4,250,000	$18.9	$—	N/A
December 31, 2019	$3,120,888	$25.2	$—	N/A
December 31, 2018	$—	$—	$—	N/A
September 30, 2018	$1,800,000	$48.7	$—	N/A
September 30, 2017	$1,800,000	$42.9	$—	N/A
September 30, 2016	$14,508,031	$3.9	$—	N/A
_______________
(1)For purposes of calculating the asset coverage ratio per unit, we consider the obligations under the participation agreements to be senior securities.
(2)Asset coverage per unit is the ratio of the carrying value of our total assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.
(3)The amount to which such class of senior security would be entitled upon the voluntary liquidation of the issuer in preference to any security junior to it. The “—” in this column indicates that the SEC expressly does not require this information to be disclosed for certain types of senior securities.
(4)Not applicable because senior securities are not registered for public trading on an exchange.

Item 6. Selected Financial Data.
    The selected financial and other data below should be read in conjunction with our “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto. Financial information is presented for years ended December 31, 2020 and 2019, the transition period ended December 31, 2018, and the fiscal years ended September 30, 2018, 2017 and 2016 which have been derived from our audited financial statements.

	Years Ended December 31,		Transition Period Ended December 31, 2018	Years Ended September 30,
	2020	2019		2018	2017	2016
Statement of operations data:
Total investment income	$10,096,375	$10,005,857	$2,649,375	$8,751,096	$5,257,725	$3,016,699
Base management fees	1,517,858	1,594,165	424,550	1,684,442	1,202,568	552,011
Servicing fees (1)	705,555	844,429	229,192	922,607	—	—
Incentive fees (reversal of incentive fees) on capital gains (2)	6,214	(32,884)	30,846	39,172	90,459	27,928
All other expenses	2,947,944	2,588,695	906,467	3,380,887	4,070,709	5,469,315
Total operating expenses	5,177,571	4,994,405	1,591,055	6,027,108	5,363,736	6,049,254
Less: Expense reimbursement from Adviser	—	—	—	—	—	(576,755)
Less: Reduction of offering costs	—	—	—	—	(944,248)	—
Net operating expenses	5,177,571	4,994,405	1,591,055	6,027,108	4,419,488	5,472,499
Net investment income (loss)	4,918,804	5,011,452	1,058,320	2,723,988	838,237	(2,455,800)
Net change in unrealized (depreciation) appreciation on investments and obligations under participation agreements	(1,163,174)	(160,320)	154,229	219,895	444,687	139,640
Realized gain on marketable securities	1,173,714	—	—	—	—	—
Net increase (decrease) in net assets resulting from operations	$4,929,344	$4,851,132	$1,212,549	$2,943,883	$1,282,924	$(2,316,160)

Per share data:
Net asset value	$9.07	$9.16	$9.47	$9.56	$10.00	$10.06
Net investment income (loss)	$0.59	$0.57	$0.12	$0.31	$0.15	$(0.99)
Net increase (decrease) in net assets resulting from operations	$0.59	$0.56	$0.13	$0.34	$0.23	$(0.93)
Distributions declared per share	$0.68	$0.87	$0.22	$0.87	$0.90	$1.00
Balance sheet data at period end:
Investments, at fair value	$20,209,473	$18,598,767	$23,571,020	$29,174,139	$23,675,007	$26,723,922
Investments through participation, at fair value	45,963,805	43,237,452	55,915,765	43,246,193	22,121,382	2,022,814
Marketable securities	864,170	—	—	—	—	—
Cash and cash equivalents	13,703,374	17,057,558	6,072,043	15,753,725	32,176,500	31,634,296
Restricted cash	599,315	624,141	1,300,021	1,513,891	1,547,407	836,434
Other assets	785,455	588,631	738,537	713,927	546,977	914,757
Total assets	82,125,592	80,106,549	87,597,386	90,401,875	80,067,273	62,132,223
Obligations under participation agreements, at fair value	4,293,971	3,204,263	—	1,809,101	1,820,502	14,560,606
Transaction charge payable (1)	—	—	—	—	—	2,191,734
Interest reserve and other deposits held on investments	599,315	624,141	1,300,021	1,513,891	1,547,407	836,434
Due to Adviser, net	503,892	517,404	593,027	576,219	707,927	1,498,808
Accrued expenses and other liabilities	552,681	382,653	665,319	729,254	657,144	569,893
Total liabilities	5,949,859	4,728,461	2,558,367	4,628,465	4,732,980	19,657,475
Total net assets	$76,175,733	$75,378,088	$85,039,019	$85,773,410	$75,334,293	$42,474,748

Other data:
Total return (3)	6.60%	6.15%	5.29%	4.02%	8.10%	(0.26)%
Weighted average annualized coupon rate at period end (4)	10.83%	12.06%	12.06%	12.59%	12.39%	13.27%
Number of investments at period end	9	10	15	16	10	5
Purchases of investments for the period	$19,338,945	$19,385,437	$16,343,778	$31,935,831	$44,777,167	$26,299,670
Proceeds from obligations under participation agreements for the period	$1,129,112	$3,120,888	$—	$—	$—	$14,300,000
Principal payments and sales of investments for the period	$14,796,993	$37,523,419	$9,616,158	$6,179,599	$28,508,960	$—
Repayments of obligations under participation agreements for the period	$—	$—	$1,791,000	$—	$12,863,770	$—
_______________
(1)On September 30, 2017, we adopted the servicing plan (the “Servicing Plan”) and the second amended dealer manager agreement (the “Second Amended Dealer Manager Agreement”), which revised the terms of the servicing fee (which was previously referred to as a transaction charge). Pursuant to the Servicing Plan, Terra Capital Markets is entitled to receive a servicing fee at an annual rate of 1.125% of the most recently published NAV per share of our common stock, of which up to 0.75% is reallowed to selected dealers, excluding shares sold through the DRIP, in exchange for providing certain administrative support services. The servicing fee is recorded as expense on the statements of operations in the period in which it was incurred. In connection with the adoption of the Servicing Plan and the Second Amended Dealer Manager Agreement, we reduced the previously recorded transaction charges by $3.2 million, as reflected on the statements of changes in net assets. On December 23, 2020, Terra Capital Markets assigned to us certain of its administration support services and certain obligations under the Second Amended Dealer Manager Agreement, including making future payments of the previously reallowed servicing fee under the Servicing Plan directly to selected dealers, effectively reducing the servicing fee to 0.75%. See “Item 13. — Compensation of Terra Income Advisors and Terra Capital Markets.”
(2)For the year ended December 31, 2019, we reversed $32,884 of incentive fees which were previously accrued. Incentive fees on capital gains are based on 20% of net unrealized capital gains. No incentive fees on capital gains are actually payable by the Company with respect to unrealized gains unless and until those gains are realized.
(3)Total return is calculated assuming a purchase of shares of common stock at the current NAV per share on the first day and a sale at the current NAV per share on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under our DRIP. The total return does not consider the effect of any selling commissions or charges that may have been incurred in connection with the sale of shares of our common stock. Total return for the transition period ended December 31, 2018 was annualized. Total return for the fiscal year ended September 30, 2017 was 2.48% without the impact of reductions in offering costs and servicing fees.
(4)The weighted average annualized coupon rate at period end is calculated based upon the par value of our debt investments and the related coupon rates.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The information contained in this section should be read in conjunction with our audited financial statements and related notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K.
For the discussion and analysis of financial condition and results of operations for the years ended December 31, 2019 and 2018, please see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of operations” of the Transition Report on Form 10-K filed with the SEC on February 21, 2020.
Please see Item 1A “Risk Factors” and “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Overview
We were incorporated under the general corporation laws of the State of Maryland on May 15, 2013, and commenced operations on June 24, 2015. Prior to June 24, 2015, we had no operations except for matters relating to our organization and registration. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act, and previously elected to be taxed for federal income tax purposes, beginning with our taxable year ended September 30, 2015, and qualified annually thereafter, as a RIC under Subchapter M of the Code. On December 31, 2018, we announced our intention to change our tax election from taxation as a RIC to taxation as a REIT. The REIT tax election allows us to benefit from the preferential tax treatment afforded to RICs and REITs without us being subject to RIC-specific diversification restrictions. We elected to be taxed as a REIT under the Code commencing with our short taxable year beginning October 1, 2018 and ending December 31, 2018 and have continued to operate so as to qualify as a REIT under the Code. Concurrent with the change in tax election, we changed our fiscal year end from September 30 to December 31 to satisfy the REIT requirement.
Our investment activities are externally managed by Terra Income Advisors and supervised by our Board, a majority of whom are independent. Under the Investment Advisory Agreement, we have agreed to pay Terra Income Advisors an annual base management fee based on our average quarterly gross assets, as well as incentive fees based on our performance. We are also responsible for future payments of the servicing fee to selected dealers under the Servicing Plan as a result of the assignment of certain administrative functions and other obligations under the Second Amended Dealer Manager Agreement and related selected dealer agreements to us. See “Item 13. — Compensation of Terra Income Advisors and Terra Capital Markets.”
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
Our primary investment objectives are to pay attractive and stable cash distributions and to preserve, protect and return capital contributions to stockholders. Our investment strategy is to originate and manage a diversified portfolio consisting of (i) commercial real estate loans to U.S. companies qualifying as “eligible portfolio companies” under the 1940 Act, including mezzanine loans, first and second lien mortgage loans, subordinated mortgage loans, bridge loans and other commercial real estate-related loans related to or secured by high quality commercial real estate in the United States and (ii) preferred equity real estate investments in U.S. companies qualifying as “eligible portfolio companies” under the 1940 Act. We may also purchase select commercial real estate-related debt securities, such as CMBS or CDOs.
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
Since it discovery in December 31, 2019, there has been a global outbreak of a novel coronavirus, or COVID-19, which has spread to over 200 countries and territories, including the United States, and has spread to every state in the United States. The World Health Organization has designated COVID-19 as a pandemic, and numerous countries, including the United States, have declared national emergencies with respect to COVID-19. The global impact of the outbreak has been rapidly evolving, and as cases of COVID-19 have continued to be identified in additional countries, many countries have reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading, and limiting operations of non-essential offices and retail centers. Such actions are creating disruption in global supply chains, increasing rates of unemployment and adversely impacting many industries. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown.

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
Expenses
Our primary operating expenses include interest expense from obligations under participation agreements, professional fees, payment of fees and reimbursement of expenses to Terra Income Advisors and other expenses necessary for our operations. We bear other expenses, which include, among other things:
•the cost of calculating our NAV, including the related fees and cost of any third-party valuation services;
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
•fees and expenses associated with independent audits and outside legal costs, including compliance with the Sarbanes-Oxley Act, the 1940 Act and applicable federal and state securities laws;
•costs associated with our chief compliance officer;
•brokerage commissions for our investments; and
•all other expenses incurred by us or Terra Income Advisors in connection with administering our investment portfolio, including expenses incurred by Terra Income Advisors in performing certain of its obligations under the Investment Advisory Agreement.

We reimburse Terra Income Advisors for expenses necessary to perform services related to our administration and operation. The amount of this reimbursement is set at the lesser of (i) Terra Income Advisors’ actual costs incurred in providing such services and (ii) the amount that our Board, including a majority of our independent directors, estimates we would be required to pay alternative service providers for comparable services in the same geographic location. Terra Income Advisors is required to allocate the cost of such services to us based on objective factors, such as total assets, revenues, time allocations and/or other reasonable metrics. Our Board then assesses the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party providers known to be available. In addition, our Board considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our Board compares the total amount paid to Terra Income Advisors for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs. We do not reimburse Terra Income Advisors for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of Terra Income Advisors.
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

	December 31, 2020
	Gross Loan Investments		Transfers Treated as Obligations Under Participation Agreements		Net Loan Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair value
370 Lex Part Deux, LLC	$18,829,330	$18,177,257	$—	$—	$18,829,330	$18,177,257
LD Milpitas Mezz, LP	17,118,124	17,175,880	4,285,562	4,293,971	12,832,562	12,881,909
Orange Grove Property Investors, LLC	8,539,823	8,565,819	—	—	8,539,823	8,565,819
Havemeyer TSM LLC	6,222,830	6,347,853	—	—	6,222,830	6,347,853
Stonewall Station Mezz LLC	4,623,925	4,607,695	—	—	4,623,925	4,607,695
RS JZ Driggs, LLC	4,313,257	4,306,434	—	—	4,313,257	4,306,434
City Gardens 333 LLC	3,957,458	3,958,747	—	—	3,957,458	3,958,747
Dwight Mezz II LLC	3,000,000	3,033,593	—	—	3,000,000	3,033,593
Total loan investments	66,604,747	66,173,278	4,285,562	4,293,971	62,319,185	61,879,307
Marketable securities	789,335	864,170	—	—	789,335	864,170
Total investments	$67,394,082	$67,037,448	$4,285,562	$4,293,971	$63,108,520	$62,743,477

	December 31, 2019
	Gross Loan Investments		Transfers Treated as Obligations Under Participation Agreements		Net Loan Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair value
370 Lex Part Deux, LLC	$16,871,046	$16,882,760	$—	$—	$16,871,046	$16,882,760
LD Milpitas Mezz, LP	12,480,889	12,817,047	3,130,788	3,204,263	9,350,101	9,612,784
Orange Grove Property Investors, LLC	8,484,231	8,556,332	—	—	8,484,231	8,556,332
Stonewall Station Mezz LLC	4,310,524	4,348,735	—	—	4,310,524	4,348,735
RS JZ Driggs, LLC	4,127,222	4,138,668	—	—	4,127,222	4,138,668
City Gardens 333 LLC	3,906,762	3,928,089	—	—	3,906,762	3,928,089
NB Private Capital, LLC	3,306,795	3,363,464	—	—	3,306,795	3,363,464
Dwight Mezz II LLC	3,000,000	3,075,315	—	—	3,000,000	3,075,315
Hertz Clinton One Mezzanine, LLC	2,457,144	2,706,405	—	—	2,457,144	2,706,405
TSG-Parcel 1, LLC	2,020,000	2,019,404	—	—	2,020,000	2,019,404
Total loan investments	$60,964,613	$61,836,219	$3,130,788	$3,204,263	$57,833,825	$58,631,956

	Years Ended December 31,
	2020		2019
	Weighted Average Principal Amount	Weighted Average Coupon Rate	Weighted Average Principal Amount	Weighted Average Coupon Rate
Gross loan investments	$64,973,940	12.3%	$66,268,212	12.1%
Obligations under participation agreements	(4,126,768)	13.0%	(1,138,067)	9.5%
Net loan investments (1)	$60,847,172	12.2%	$65,130,145	12.1%
_______________
(1)The weighted average coupon rate for net investments represents net interest income over the period calculated using the weighted average coupon rate and weighted average principal amount shown on the table (interest income on the investments less interest expense) divided by the weighted average principal amount of the net investments during the period.
Many companies, and in particular those in the hospitality and office sectors, have been, and are expected to continue to be, negatively impacted by the COVID-19 pandemic. Our portfolio is concentrated in a limited number of industries and borrowers, and, as a result, a downturn in any particular industry or borrower in which we are heavily invested may significantly impact the aggregate returns we realize. If an industry in which we are heavily invested suffers from adverse business or economic conditions (as a result of the COVID-19 pandemic or otherwise), a material portion of our investment could be affected adversely, which, in turn, could adversely affect our financial position and results of operations. For example, as of December 31, 2020, our investments secured by hospitality and office properties represented approximately 22.6% and 23.9%, respectively, of our net assets. In addition, as of December 31, 2020, we held only eight investments and our largest loan investment represented approximately 23.9% of our net assets and our top three loan investments represented approximately 57.7% of our net assets. See “Risk Factors—Our loan portfolio is concentrated in a limited number of industries and borrowers, which may subject us to a risk of significant loss if there is a downturn in a particular industry in which we are concentrated or if one of our larger borrowers encounters financial difficulties.”
Portfolio Investment Activity
For the year ended December 31, 2020, we sold $6.4 million of marketable securities and recognized a realized gain on marketable securities of $1.2 million. There were no marketable securities invested or sold for the year ended December 31, 2019.
Additionally, for the years ended December 31, 2020 and 2019, we invested $13.3 million and $19.4 million in new and add-on loans, and had $8.4 million and $37.5 million of loan repayments, resulting in net loan investments of $4.9 million and net loan repayments of $18.1 million, respectively.
    Our portfolio composition, based on fair value at December 31, 2020 and 2019 was as follows:

	December 31, 2020			December 31, 2019
	Investments at Fair Value	Percentage of Total Portfolio	Weighted Average Coupon Rate (1)	Investments at Fair Value	Percentage of Total Portfolio	Weighted Average Coupon Rate (1)
Loans	$20,209,473	30.1%	12.7%	$18,598,767	30.1%	12.5%
Loans through participation interest	45,963,805	68.6%	10.1%	43,237,452	69.9%	11.9%
Marketable securities	864,170	1.3%	8.5%	—	—%	—%
Total	$67,037,448	100.0%	10.8%	$61,836,219	100.0%	12.1%
_______________
(1)Based upon the principal value of our investments.

The following table shows the portfolio composition by property type grouping based on fair value at December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Office	$18,177,257	27.1%	$19,589,165	31.7%
Hotel	17,175,880	25.6%	17,165,782	27.8%
Condominium	8,565,819	12.8%	8,556,332	13.8%
Student housing	6,992,340	10.4%	10,366,868	16.7%
Mixed use	6,347,853	9.5%	—	—%
Land	4,607,695	6.9%	2,019,404	3.3%
Multifamily	4,306,434	6.4%	4,138,668	6.7%
Total loan investments	66,173,278	98.7%	61,836,219	100.0%
Marketable securities	864,170	1.3%	—	—%
Total investments	$67,037,448	100.0%	$61,836,219	100.0%
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
    As of December 31, 2020 and 2019, obligations under participation agreements at fair value was $4.3 million and $3.2 million, respectively, and the weighted average interest rate on the obligations under participation agreements as of both dates was 13.0%. For the years ended December 31, 2020 and 2019, we transferred $1.1 million and $3.1 million of investments to affiliates through participation agreements, respectively, and did not make any repayments on obligations under participation agreements.
Results of Operations
Operating results for the years ended December 31, 2020 and 2019 were as follows:

	Years Ended December 31,
	2020	2019	Change
Total investment income	$10,096,375	$10,005,857	$90,518
Total operating expenses	5,177,571	4,994,405	183,166
Net investment income	4,918,804	5,011,452	(92,648)
Net change in unrealized depreciation on investments	(1,228,240)	(86,846)	(1,141,394)
Net realized gain on investments	1,173,714	—	1,173,714
Net change in unrealized depreciation (appreciation) on obligations under participation agreements	65,066	(73,474)	138,540
Net increase in net assets resulting from operations	$4,929,344	$4,851,132	$78,212

Investment Income
The composition of our investment income for the years ended December 31, 2020 and 2019 were as follows:

	Years Ended December 31,
	2020	2019	Change
Interest income	$8,692,506	$9,242,765	$(550,259)
Prepayment fee income	1,280,290	675,779	604,511
Other income	123,579	87,313	36,266
Total investment income	$10,096,375	$10,005,857	$90,518
Interest Income
For the year ended December 31, 2020 as compared to the same period in 2019, interest income decreased by $0.6 million, primarily due to a decrease in the amortization of origination, extension and disposition fees income as well as a decrease in interest on cash. Contractual interest income was substantially the same because the increase in contractual interest income on investments resulting from an increase in weighted average interest rate on investments was substantially offset by a decrease in contractual interest income on investments resulting from a decrease in weighted average principal balance on investments.
Prepayment Fee Income
        Prepayment fee income represents prepayment fees charged to borrowers for the early repayment of loans.
    For the year ended December 31, 2020, we received a prepayment fee income of $1.3 million on a loan that the borrower repaid more than four years before maturity. For the year ended December 31, 2019, we received prepayment fee income of $0.7 million, primarily related to the early repayment of a loan.
Operating Expenses
The composition of our operating expenses for the years ended December 31, 2020 and 2019 were as follows:

	Years Ended December 31,
	2020	2019	Change
Base management fees	$1,517,858	$1,594,165	$(76,307)
Incentive fees (reversal of incentive fees) on capital gains	6,214	(32,884)	39,098
Operating expense reimbursement to Adviser	799,893	897,816	(97,923)
Servicing fees	705,555	844,429	(138,874)
Professional fees	1,180,990	1,079,139	101,851
Interest expense from obligations under participation agreements	571,083	159,904	411,179
Directors’ fees	120,500	122,000	(1,500)
Insurance expense	215,301	213,837	1,464
General and administrative expenses	60,177	115,999	(55,822)
Total operating expenses	$5,177,571	$4,994,405	$183,166
    For the year ended December 31, 2020 as compared to the same period in 2019, total operating expenses increased by $0.2 million. The reasons for the changes are stated below.
Base Management Fees
    Under the Investment Advisory Agreement, we pay Terra Income Advisors a base management fee, which is calculated at an annual rate of 2.0% of our average gross assets.
    For the year ended December 31, 2020 as compared to the same period in 2019, base management fees decreased by $0.1 million, due to a decrease in our gross assets.

Incentive Fees (Reversal of Incentive Fees) on Capital Gains
Under the Investment Advisory Agreement, we pay Terra Income Advisors an incentive fee on capital gains equal to 20.0% of our net realized capital gains. No incentive fees on capital gains are actually payable by us with respect to unrealized gains` until those gains are realized.
For the year ended December 31, 2020, the Company recorded incentive fees on capital gains of $6,214. For the year ended December 31, 2019, the Company reversed the previously accrued incentive fees on capital gains of $32,884, because we had a decrease in unrealized appreciation on investments for the period.
Operating Expense Reimbursement to Adviser
    Under the Investment Advisory Agreement, we reimburse Terra Income Advisors for operating expenses incurred in connection with administrative services provided to us, including compensation to administrative personnel.
    For the year ended December 31, 2020 as compared to the same period in 2019, operating expense reimbursement to Adviser decreased by $0.1 million, primarily due to a decrease in our allocation ratio in relation to affiliated funds managed by Terra Income Advisors and its affiliates.
Servicing Fees
    On September 30, 2017, we adopted the Servicing Plan pursuant to which we pay Terra Capital Markets, an affiliate of Terra Income Advisors and the dealer manager of the Offering, a servicing fee at an annual rate of 1.125% of the most recently published NAV per share of our common stock, of which up to 0.75% is reallowed to selected dealers, excluding shares sold through our distribution reinvestment plan, in exchange for providing stockholder-related administrative support services. With respect to each share sold, the servicing fee is payable annually on the anniversary of the applicable month of purchase. On December 23, 2020, Terra Capital Markets assigned certain of its administration support services and certain obligations under the Second Amended Dealer Manager Agreement to us, including making future payments of the previously reallowed servicing fee under the Servicing Plan directly to selected dealers, effectively reducing the servicing fee to 0.75%.
    For the year ended December 31, 2020 as compared to the same period in 2019, servicing fees decreased by $0.1 million, due to a decrease in our NAV.
Professional fees
    For the year ended December 31, 2020 as compared to the same period in 2019, professional fees increased by $0.1 million, primarily due to an increase in the cost of compliance.
Interest Expense from Obligations under Participation Agreements
    For the year ended December 31, 2020 as compared to the same period in 2019, interest expense from obligations under participation agreements increased by $0.4 million, primarily due to an increase in the weighted average principal balance on obligations under participation agreements.
General and Administrative Expenses
For the year ended December 31, 2020 as compared to the same period in 2019, general and administrative expenses decreased by $0.1 million, primarily due to filing and printing fees incurred in connection with our 2019 annual stockholders meeting held on April 25, 2019.
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
2020 — For the year ended December 31, 2020, we recorded an increase in net change in unrealized depreciation on investments of $1.2 million, primarily due to widening credit spreads partially offset by decreases in underlying index rates as a result of the macro-economic conditions impacted by the COVID-19 outbreak. For additional information concerning the

COVID-19 pandemic and its potential impact on our business and our operating results, see Part II - Other information, Item 1A. Risk Factors, “The continuing spread of a new strain of coronavirus, which causes the viral disease known as COVID-19, may adversely affect our investments and operations”.
2019 — For the year ended December 31, 2019, we recognized an increase in unrealized depreciation on investments of $0.1 million, primarily due to several loans approaching maturity in the current periods, of which two were settled at par.
Net Realized Gain on Investments
For the year ended December 31, 2020, we sold certain marketable securities and recognized a net realized gain on investments of $1.2 million. There was no such gain for the year ended December 31, 2019.
Net Increase in Net Assets Resulting from Operations
For the years ended December 31, 2020 and 2019, we recorded a net increase in net assets resulting from operations of $4.9 million and $4.9 million, respectively. Based on the weighted average shares of common stock outstanding, our per share net increase in net assets resulting from operations was $0.59 and $0.56, respectively.
Financial Condition, Liquidity and Capital Resources
    We currently generate cash primarily from cash flows from interest, dividends and fees earned from our investments and principal repayments and proceeds from sales of our investments. Our primary use of cash is for our targeted investments, payments of our expenses and cash distributions to our stockholders.
    Prior to investing in securities of portfolio companies, we invest the net proceeds from the offering of securities and from sales and paydowns of existing investments primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, consistent with our BDC election.
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
    We do not have any material commitments for capital resources as of the end of the last fiscal year. We are not aware of any known trends in our capital resources or any material changes in the mix and relative cost of such resources.
Cash Flows for the Year Ended December 31, 2020
    Operating Activities — For the year ended December 31, 2020, net cash used in by operating activities was $0.4 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, repayments and sales of portfolio investments, among other factors. Cash flows used in operating activities for the year ended December 31, 2020 were primarily related to purchases of investments of $19.3 million, partially offset by repayments and proceeds from sale of investments of $14.8 million and cash generated from operations of $4.2 million.
    Financing Activities — For the year ended December 31, 2020, net cash used in financing activities was $3.0 million, primarily related to distributions paid to stockholders of $4.1 million, partially offset by proceeds from obligations under participation agreements of $1.1 million.
Cash Flows for the Year Ended December 31, 2019
    Operating Activities — For the year ended December 31, 2019, net cash provided by operating activities was $21.7 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, repayments and sales of portfolio investments, among other factors. Cash flows provided by operating activities for the year ended December 31, 2019 were primarily repayments of investments of $37.5 million and cash generated from operations of $3.6 million, partially offset by purchases of investments of $19.4 million.
    Financing Activities — For the year ended December 31, 2019, net cash used in financing activities was $11.4 million, primarily related to distributions paid to stockholders of $5.4 million and payments for repurchases of common stock under stock repurchase plan of $9.2 million, partially offset by proceeds from obligations under participation agreements of $3.1 million.

REIT Status and Distributions
    We elected to be taxed as a REIT under the Code commencing with our short taxable year beginning October 1, 2018 and ending December 31, 2018, and we have operated in such a manner to continue to be taxed as a REIT for federal income tax purposes. In order to qualify as a REIT, we are required, among other things, to distribute at least 90% of our REIT net taxable income to the stockholders and meet certain tests regarding the nature of our income and assets. As long as the distributions are declared by the later of the fifteenth day of the ninth month following the close of the taxable year or the due date of the tax return, including extensions, distributions paid up to one year after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We are also subject to nondeductible federal excise taxes if we do not distribute at least 85.0% of our ordinary income, 95.0% of our capital gain net income, if any, and any recognized and undistributed income from prior years on which we paid no federal income taxes. For the years ended December 31, 2020 and 2019, we have made sufficient distributions to our stockholders to qualify to be taxed as a REIT and to preclude the imposition of either U.S. federal corporate income or excise taxation.
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
Federal Income Taxes
We elected to be taxed as a REIT under the Code commencing with our short taxable year beginning October 1, 2018 and ending December 31, 2018. In order to qualify as a REIT, we are required, among other things, to distribute at least 90% of our REIT net taxable income to our stockholders and to meet certain tests regarding the nature of our income and assets.
Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the statements of operations. For the years ended December 31, 2020 and 2019, we did not incur any interest or penalties.
Contractual Obligations
We have entered into certain contracts under which we have material future commitments. On April 20, 2015, we entered into the Investment Advisory Agreement with Terra Income Advisors in accordance with the 1940 Act. The Investment Advisory Agreement became effective on June 24, 2015, the date that we met our minimum escrow requirement and officially commenced our operations by receiving gross proceeds of $2,000,000 (the “Minimum Offering Requirement”). Terra Income Advisors serves as our investment adviser in accordance with the terms of the Investment Advisory Agreement. Payments under the Investment Advisory Agreement in each reporting period consist of (i) a base management fee equal to a percentage of the value of our average gross assets and (ii) an incentive fee based on our performance. Terra Income Advisors is reimbursed for allocated administrative expenses incurred on our behalf. For the years ended December 31, 2020 and 2019, we incurred $1.5 million and $1.6 million in base management fee under the Investment Advisory Agreement, respectively. For the years ended December 31, 2020 and 2019, we accrued incentive fees on capital gains of $6,214 and reversed the previously accrued incentive fees on capital gains of $32,884. No incentive fees on capital gains are actually payable by us with respect to unrealized gains unless and until those gains are realized. For the years ended December 31, 2020 and 2019, we incurred $0.8 million and $0.9 million in allocated administrative expenses reimbursable to Terra Income Advisors, respectively.
    On September 30, 2017, we adopted the Servicing Plan. Pursuant to the Servicing Plan, Terra Capital Markets is entitled to receive a servicing fee at an annual rate of 1.125% of the most recently published NAV per share of our common stock, of which up to 0.75% is reallowed to selected dealers, excluding shares sold through the DRIP, in exchange for providing certain administrative support services. On December 23, 2020, Terra Capital Markets assigned to us certain of its administration support services and certain obligations under the Second Amended Dealer Manager Agreement, including making future payments of the previously reallowed servicing fee under the Servicing Plan directly to selected dealers, effectively reducing the servicing fee to 0.75%. The Servicing Plan will remain in effect for so long as such continuance is approved quarterly by our Board, including a majority of our directors who are not “interested persons” as defined in the 1940 Act and who have no direct or indirect financial interest in the operation of the Servicing Plan or in any agreements entered into in connection therewith. In addition, our Board will review all payments made pursuant to the Servicing Plan at least quarterly. We will no longer incur the annual servicing fee upon the earlier of (i) the aggregate underwriting compensation from all sources, including selling commissions, dealer manager fees, broker-dealer fees, and servicing fees would exceed 10% of the gross proceeds in the Offering, (ii) with respect to a specific share, the date that such share is redeemed or is no longer outstanding, and (iii) the date, if any, upon which a liquidity event occurs.
    For the years ended December 31, 2020 and 2019, we recorded servicing fees of $0.7 million and $0.8 million, respectively. As of both December 31, 2020 and 2019, unpaid servicing fees were $0.2 million and were included in accrued expenses on the statements of assets and liabilities.
Certain of our loans provide for commitments to fund the borrower at a future date. As of December 31, 2020, we had one loan with total funding commitments of $7.4 million, of which we funded $6.3 million. We expect to fund either directly or in combination with an affiliate the remaining $1.1 million in the next 18 months.
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
As of December 31, 2020, we had four investments with an aggregate principal balance of $48.3 million that provides for interest income indexed to LIBOR, all of which are subject to a LIBOR floor. A decrease of 1% or an increase of 1% in LIBOR would have no impact on our annual interest income because the interest rates are protected by a LIBOR floor in the respective loan agreements.
We may hedge against interest rate and currency exchange rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts, subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. For the years ended December 31, 2020 and 2019, we did not engage in interest rate hedging activities.
In addition, we may have risks regarding portfolio valuation. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Valuation of Investments.”

Item 8. Financial Statements and Supplementary Data.
Our financial statements are annexed to this Annual Report on Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
    None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
    As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
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

NAME	AGE	DIRECTOR SINCE	EXPIRATION OF TERM
Interested Director
Vikram S. Uppal *	37	2019	2020***
Independent Directors
Jeffrey M. Altman	47	2016	2019**
Spencer E. Goldenberg	38	2019	2021
Robert E. Marks	69	2015	2020***
* On November 12, 2019, Bruce D. Batkin notified the Board of his resignation as a director and Chairmen of the Board, effective immediately. On November 12, 2019, the Board elected Vikram S. Uppal, our Chief Executive Officer, to fill the vacancy on the Board and appointed Mr. Uppal as Chairman of the Board, effective immediately. Mr. Uppal will serve as a Class II director of the Board and Chairman of the Board until the 2021 annual meeting of stockholders and until his successor is elected and qualifies.
** Class III directorship expired in 2019. However, no Class III directors were elected at the designated time. Pursuant to Section 2-405 of the Maryland General Corporation Law, Mr. Altman shall continue to manage our business and affairs as a Class III director until his successor is elected and qualifies.
*** Class II directorship expired in 2020. However, no Class II directors were elected at the designated time. Pursuant to Section 2-405 of the Maryland General Corporation Law, Messrs. Uppal and Marks shall continue to manage our business and affairs as a Class II director until their successor are duly elected and qualifies.
Interested Director
    Vikram S. Uppal has served as the Chairman of the Board and President since November 2019, as the Chief Executive Officer of the Company and the Adviser since April 2019, and as the Chief Executive Officer of Terra Capital Partners since December 2018. Mr. Uppal has also served as a director of Terra Property Trust and Terra REIT Advisors since February 2018, as Chief Executive Officer of Terra Property Trust and Terra REIT Advisors since December, 2018, and as a director of Terra RECO since October 2020. Prior to joining Terra Capital Partners, Mr. Uppal was a Partner and Head of Real Estate at Axar since 2016. Prior to Axar, Mr. Uppal was a Managing Director on the Investment Team at Fortress Investment Group’s Credit and Real Estate Funds from 2015 to 2016. From 2012 to 2015, Mr. Uppal worked at Mount Kellett Capital Management, a private investment organization, where he served as Co-Head of North American Real Estate Investments. Mr. Uppal holds a B.S. from the University of St. Thomas and a M.S. from Columbia University.
Independent Directors
Jeffrey M. Altman has served as one of our independent directors since April 2016 and as a member of the board of directors of Terra Property Trust since October 2017. Since May 2019, Mr. Altman has been a Managing Director and Co-Head of U.S. Lodging & Leisure within the real estate, gaming and lodging investment banking group (REGAL) of Jefferies LLC, an investment bank. From July 2011 to May 2019, Mr. Altman was a Managing Director in Houlihan Lokey’s real estate and lodging investment banking group and from December 1998 to May 2011, he served as a Director of Lazard Fréres & Co. LLC REGAL, where he led the firm’s global hospitality and leisure effort. Mr. Altman has advised on over $100 billion of real estate transactions in his career and is a frequent speaker at real estate and lodging conferences. He is currently a member of the New York Hospitality Council, the National Association of Real Estate Investment Trusts, the International Council of Shopping Centers and the Samuel Zell and Robert Lurie Real Estate Center of the Wharton School of the University of Pennsylvania. Mr. Altman received a B.S., magna cum laude, with a concentration in accounting and finance, and an M.B.A., with a concentration in finance, from the John M. Olin School of Business at Washington University.
    Spencer E. Goldenberg has served as our independent director since April 2019 and served as an independent director of Terra Property Trust from February 2018 to February 2020. Mr. Goldenberg has served as an independent director of StoneMor Inc. (NYSE: STON) since June 2019 where he has served as a member of the Audit Committee since June 2019 and the Compensation, Nominating and Governance Committee since December 2019. Mr. Goldenberg previously served as an independent director of American Gilsonite Company from March 2019 to February 2020. Mr. Goldenberg has served as Chief Financial Officer of Menin Hospitality since June 2018, having previously served as Vice President of Corporate Development from June 2015 to June 2018. Prior to his time at Menin, Mr. Goldenberg was employed as an accountant at the firm of Gerstle, Rosen & Goldenberg P.A. from February 2008 to June 2015. From October 2005 until February 2008, he served as a legislative aide to Florida State Senator Gwen Margolis. Mr. Goldenberg holds an active certified public accountant’s license in the state of Florida. He holds a Bachelor of Arts in International Affairs from Florida State University.
    Robert E. Marks has served as one of our independent directors since March 2015. Since 1994, Mr. Marks has been the President of Marks Ventures, LLC, a private equity investment firm. From 1982 to 1994, he served in the capacities of both Managing Director and Vice President for Carl Marks & Co. Inc., where he was co‑head of the firm’s leveraged buyout investing activity. From 1978 to 1982, he was a corporate finance associate with Dillon, Read & Co. Inc., an investment banking firm. From 1974 to 1976, he worked for the Export‑Import Bank of the United States, performing research and analysis on the economic fundamentals underpinning particular loan proposals. Mr. Marks was Chairman of the Board of Directors of Denny’s Corporation (NASDAQ: DENN) from 2004 through 2006 and is currently a director, the Chair of the Audit and Finance Committee, from 1990 to 2004 and again from 2006 to 2018, and a member of the Corporate Governance Committee. He was Chair of the Audit Committee and a member of the Corporate Governance Committee of Trans World Entertainment Corporation (NASDAQ: TWMC) until March 2020. Until July 2014, he served as Chairman of the Compensation Committee and Nominating and Corporate Governance Committee for Emeritus Corporation (formerly NYSE: ESC). Mr. Marks also serves on the board of directors of two private companies, Harris Environmental Systems LLC and Pacific Tool Inc., and served on the board of trustees for one charitable organization, the Greenwich, Connecticut Public Library from 2012 to 2020. He served on the board of trustees of The International Rescue Committee until February 2015 and is currently an overseer. From 2005 to 2013 Mr. Marks was a member of the Board of Trustees of the Fisher House Foundation. Until January 2015, he also served on the board of trustees of one private club, The Field Club of Greenwich. From 2010 through 2015, Mr. Marks served on the Stanford University Alumni Committee on Trustee Nominations, which is responsible for selecting members to the university’s board of trustees. Mr. Marks received a B.A. and an M.A. in Economics, Phi Beta Kappa and with distinction and departmental honors, from Stanford University in 1974 and an M.B.A. from Harvard Business School in 1978 with a concentration in Finance and General Management.
Executive Officers
The following persons serve as our executive officers in the following capacities:

NAME	AGE	POSITION(S) HELD*
Vikram S. Uppal	37	Chairman of the Board, Chief Executive Officer and President
Gregory M. Pinkus	56	Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary
Daniel J. Cooperman	46	Chief Originations Officer

The address for each executive officer is c/o Terra Income Fund 6, Inc., 550 Fifth Avenue, 6th Floor, New York, NY 10036.
Executive Officers Who are Directors
For information regarding the business experience of Mr. Uppal, see “— Interested Director” above.
Executive Officers Who are Not Directors
Gregory M. Pinkus has served as our Chief Financial Officer, Treasurer and Secretary since May 2013 and our Chief Operating Officer since July 2014. He has also served as Chief Financial Officer and Chief Operating Officer of Terra Income Advisors since February 2015 and July 2014, respectively. Mr. Pinkus has served as (i) the Chief Financial Officer of Terra Capital Advisors, LLC (“Terra Capital Advisors”), Terra Capital Advisors 2, LLC (“Terra Capital Advisors 2”) and Terra Income Advisors 2, LLC (“Terra Income Advisors 2”) since May 2012, September 2012 and October 2016, respectively; (ii) the Chief Operating Officer of each of Terra Capital Advisors, Terra Capital Advisors 2 and Terra Capital Partners since July 2014; (iii) the Chief Operating Officer of Terra Income Advisors 2 since October 2016; (iv) the Chief Financial Officer, and Secretary and Treasurer, of each of Terra Secured Income Fund 5 (“TSIF 5”) since July 2014; (v) the Chief Financial Officer and Chief Operating Officer of Terra Secured Income Fund 5 International (“Terra International”), Terra Income Fund International (“TIFI”), TSIF 7 and Terra Property Trust since June 2014, October 2016, October 2016 and January 2016, respectively; and (vi) a director of Terra RECO since October 2020. Prior to joining Terra Capital Partners in May 2012, he served as Assistant Controller for W.P. Carey & Co. from 2006 to August 2010 and as Controller from August 2010 to May 2012. Mr. Pinkus also served as Controller and Vice President of Finance for several early‑stage technology companies during the period of 1999 to 2005. Additionally, he managed large‑scale information technology budgets at New York Life Insurance Company from 2003 to 2004 and oversaw an international reporting group at Bank of America from 1992 to 1996. Mr. Pinkus is a Certified Public Accountant and member of the American Institute of Certified Public Accountants. He holds a B.S. in Accounting from the Leonard N. Stern School of Business at New York University.
Daniel J. Cooperman has served as our Chief Originations Officer since February 2015, having previously served as our Managing Director of Originations from May 2013 until February 2015. He has also served as Chief Originations Officer of Terra Income Advisors since February 2015. Mr. Cooperman has served as Chief Originations Officer of (i) each of Terra Capital Advisors and Terra Capital Advisors 2 since January 2015, having previously served as Managing Director of Originations until January 2015 of Terra Capital Advisors and Terra Capital Advisors 2 since April 2009 and September 2012, respectively; (ii) each of TSIF 5 and Terra International since January 2015, having previously served as Managing Director of Originations until January 2015 of TSIF 5 and Terra International since July 2009, May 2011, January 2012, September 2012, August 2013 and June 2014, respectively; (iii) Terra Property Trust since January 2016; and (iv) each of Terra Income Advisors 2, TIFI, TSIF 7 since October 2016. Mr. Cooperman has 18 years’ experience in the acquisition, financing, leasing and asset management of commercial real estate with an aggregate value of over $5 billion. Prior to the formation of Terra Capital Partners in 2001 and its commencement of operations in 2002, Mr. Cooperman handled mortgage and mezzanine placement activities for The Greenwich Group International, LLC. Prior to joining The Greenwich Group International, LLC, Mr. Cooperman worked in Chase Manhattan Bank’s Global Properties Group, where he was responsible for financial analysis and due diligence for the bank’s strategic real estate acquisitions and divestitures. Prior to that time, he was responsible for acquisitions and asset management for JGS, a Japanese conglomerate with global real estate holdings. Mr. Cooperman holds a B.S. in Finance from the University of Colorado at Boulder.
The officers of our company may also include one or more vice presidents and other officers in accordance with our bylaws. In addition, the Board may, from time to time, elect such other officers with such powers and duties as it shall deem necessary or desirable.

Delinquent Section 16(a) Reports
Pursuant to Section 16(a) of the Exchange Act, our directors and executive officers, and any persons holding more than 10% of its common stock, are required to report their beneficial ownership and any changes therein to us and the SEC. Specific due dates for those reports have been established, and we are required to report herein any failure to file such reports by those due dates. Based solely on a review of the copies of such reports and written representations delivered to us by such persons, we believe that there were no violations of Section 16(a) by such persons during the year ended December 31, 2020, except that Jeffrey M. Altman did not timely file a Form 3 with the SEC.
Code of Ethics
We have adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) pursuant to Rule 17j‑1 of the 1940 Act, which applies to, among others, our senior officers, including our Chief Executive Officer and our Chief Financial Officer, as well as every officer, director, employee and “access person” (as defined within the Code of Ethics) of the Company.
Audit Committee
We have established an audit committee of the Board (the “Audit Committee”) that operates pursuant to a charter and consists of three members. The Audit Committee is responsible for selecting, engaging and supervising our independent accountants, reviewing the plans, scope and results of the audit engagement with our independent accountants, approving professional services provided by our independent accountants (including compensation therefor), reviewing the independence of our independent accountants and reviewing the adequacy of our internal controls over financial reporting. The members of the Audit Committee are Messrs. Altman, Goldenberg and Marks, each of whom is independent. Mr. Goldenberg serves as the chairman of the Audit Committee. The Board has determined that Mr. Goldenberg is an “audit committee financial expert” as defined under Item 407 of Regulation S-K promulgated under the Exchange Act. Each of Messrs. Altman, Goldenberg and Marks is “financially literate” as required by the NYSE listing standards, and meets the current independence and experience requirements of Rule 10A-3 of the Exchange Act and the NYSE listing standards.

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
The following table sets forth compensation of our directors for the year ended December 31, 2020:

Name	Fees Earned or Paid in Cash	All Other Compensation	Total
Year Ended December 31, 2020
Interested Director
Vikram S. Uppal	$—	$—	$—
Independent Directors
Jeffrey M. Altman	$38,500	$—	$38,500
Spencer E. Goldenberg	$43,500	$—	$43,500
Robert E. Marks	$38,500	$—	$38,500

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth, as of March 8, 2021, information with respect to the beneficial ownership of our common stock by:
•any person known to us to beneficially own more than 5% of the outstanding shares of our common stock;
•each member of the Board and each executive officer; and
•all of the members of the Board and executive officers as a group.
Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. There are no shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of March 8, 2021. Ownership information for those persons who beneficially own 5% or more of our shares of common stock is based upon reports filed by such persons with the SEC and other information obtained from such persons, if available. Unless otherwise indicated, we believe that each beneficial owner set forth in the table below has sole voting and investment power. Our directors are divided into two groups: interested directors and independent directors. Interested directors are “interested persons” of the Company as defined in Section 2(a)(19) of the 1940 Act.

Shares Beneficially Owned as of March 8, 2021
Name (1)	Number of Shares	Percentage (2)
Interested Director
Vikram S. Uppal	—	—
Independent Directors
Jeffrey M. Altman	—	—
Spencer Goldenberg	—	—
Robert E. Marks	—	—
Executive Officers
Gregory M. Pinkus	—	—
Daniel J. Cooperman	—	—
All officers and directors as a group (6 persons)	—	—
_______________
(1)Unless otherwise indicated, the address of each beneficial owner is c/o Terra Capital Partners, LLC, 550 Fifth Avenue, 6th Floor, New York, New York 10036.

(2)Based on a total of 8,413,277 shares of common stock issued and outstanding as of March 8, 2021.

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
•100% of our pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than or equal to 2.5% in any calendar quarter (10% annualized) is payable to Terra Income Advisors, all or any portion of which may be waived or deferred in Terra Income Advisors’ discretion. We refer to this portion of our pre-incentive fee net investment income (which exceeds the hurdle rate but is less than or equal to 2.5%) as the “catch-up.” The catch-up provision is intended to provide Terra Income Advisors with an incentive fee of 20% on all of our pre-incentive fee net investment income when our pre-incentive fee net investment income reaches 2.5% in any calendar quarter; and
•20% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.5% in any calendar quarter (10% annualized) is payable to Terra Income Advisors once the hurdle rate is reached and the catch-up is achieved.
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
    Terra Income Advisors has funded our offering costs and organization costs. Organization expenses are expensed on our statements of operations. All offering costs incurred during the offering period are recorded as deferred charge and amortized over twelve months from the date the cost is incurred, with the exception of those costs that were incurred prior to the commencement of operations on June 24, 2015, which are being amortized over a 12-month period from that date forward. Terra Income Advisors is responsible for the payment of our cumulative organization and offering expenses to the extent such expenses exceed 1.5% of the gross proceeds from the Offering, without recourse against or reimbursement by us. As a result, Terra Income Advisors paid for all organization and offering expenses in excess of 1.5% of the gross proceeds from the Offering. As of the end of the Offering on April 20, 2018 and September 30, 2017, Terra Income Advisors funded offering costs and organization costs in the amount of $3.6 million and $3.2 million, respectively. As of the end of the Offering on April 20, 2018, we were obligated to reimburse Terra Income Advisors $1.6 million of the cumulative offering costs and organizations incurred, all of which were reimbursed. For the years ended December 31, 2020 and 2019, and the transition period ended December 31, 2018, we did not make any reimbursement payments to Terra Income Advisors for offering costs incurred on our behalf because the offering costs have been fully reimbursed. For the year ended September 30, 2018, we made reimbursement payments of $0.2 million to Terra Income Advisors for offering costs incurred on our behalf.
Under the dealer manager agreement, Terra Capital Markets is entitled to receive selling commissions, broker-dealer fees and dealer manager fees in connection with the sale of shares of common stock in the Offering, all or a portion of which may be re-allowed to selected broker-dealers. On April 27, 2016, we adopted the amended dealer manager agreement (the “Amended Dealer Manager Agreement”) to change the terms of the underwriting compensation. On September 30, 2017, we adopted the Servicing Plan and the Second Amended Dealer Manager Agreement to revise the terms of the servicing fee (which was previously referred to as a transaction charge). On December 23, 2020, Terra Capital Markets assigned to us certain of its administration support services and certain obligations under the Second Amended Dealer Manager Agreement, including making future payments of the previously reallowed servicing fee under the Servicing Plan directly to selected dealers. For the years ended December 31, 2020 and 2019, and the transition period ended December 31, 2018, we did not incur any broker-dealer commissions and fees because the Offering ended on April 20, 2018. For the year ended September 30, 2018, we incurred $0.9 million of broker-dealer commissions and fees and, of this amount, $0.7 million was re-allowed to selected broker-dealers. For the years ended December 31, 2020 and 2019, the transition period ended December 31, 2018 and the year ended September 30, 2018, we recorded servicing fees of $0.7 million, $0.8 million, $0.2 million and $0.9 million, respectively.
On June 30, 2015, we entered into an expense support agreement (the “Expense Support Agreement”) with Terra Income Advisors. Pursuant to the Expense Support Agreement, Terra Income Advisors has agreed to reimburse us for certain operating expenses for any period since inception, until we and Terra Income Advisors mutually agree otherwise. This payment (the “Expense Support Payment”) for any month shall be paid by Terra Income Advisors to us in any combination of cash or other immediately available funds, and/or offsets against amounts due from us to Terra Income Advisors. Reimbursement shall be made as promptly as possible on a date mutually agreed to by us and Terra Income Advisors provided that (i) the operating expense ratio, defined as Net Operating Expenses expressed as a percentage of our net assets on the relevant measurement date, as of such reimbursement date is equal to or less than the operating expense ratio as of the Expense Support Payment date attributable to such specified Expense Support Payment, (ii) the annualized distribution rate (exclusive of any U.S. GAAP return of capital) as of such reimbursement date is equal to or greater than the annualized distribution rate as of the Expense Support Payment date attributable to such specified Expense Support Payment; (iii) such reimbursement date is not later than three years following such specified Expense Support Payment date; and (iv) the Expense Support Payment does not cause our Net Operating Expenses to exceed 1.5% of our net assets attributable to common shares, after taking such reimbursement into account. Terra Income Advisors is entitled to reimbursement of all previously unreimbursed Expense Support Payments in the event of termination of the Expense Support Agreement. For the years ended December 31, 2020 and 2019, the transition period ended December 31, 2018 and the year ended September 30, 2018, we did not record any Expense Support Payment. As of December 31, 2020, we have not reimbursed Terra Income Advisors for any Expense Support Payments because the conditions for reimbursement have not been met. As of December 31, 2020, all of the Expense Support Payments are no longer eligible for reimbursement because the three-year period has elapsed.
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
On April 19, 2016, the Board approved the Amended Dealer Manager Agreement. Under the terms of the Amended Dealer Manager Agreement, Terra Capital Markets is entitled to receive selling commissions, dealer manager fees and broker-dealer fees of 3.0%, 1.5% and 1.0%, respectively, of gross proceeds from the Offering, all or a portion of which may be re-allowed to selected broker-dealers for marketing and expenses. In addition, Terra Capital Markets is entitled to receive a transaction charge at an annual rate of 1.125% of gross offering proceeds, excluding shares sold through the DRIP. The transaction charge was payable annually with respect to each share sold in the primary offering on the first, second, third and fourth anniversaries of the month of purchase.
On September 30, 2017, the Board approved the Servicing Plan and the Second Amended Dealer Manager Agreement, which revised the terms of the servicing fee (which was previously referred to as a transaction charge). Pursuant to the Servicing Plan, Terra Capital Markets is entitled to receive a servicing fee at an annual rate of 1.125% of the most recently published NAV per share of our common stock, of which up to 0.75% is reallowed to selected dealers, excluding shares sold through the DRIP, in exchange for providing certain administrative support services. On December 23, 2020, Terra Capital Markets assigned to us certain of its administration support services and certain obligations under the Second Amended Dealer Manager Agreement, including making future payments of the previously reallowed servicing fee under the Servicing Plan directly to selected dealers, effectively reducing the servicing fee to 0.75%. With respect to each share sold, the servicing fee will be payable annually on the anniversary of the applicable month of purchase. In connection with the adoptions of the Second Amended Dealer Manager Agreement and the Servicing Plan, we reduced the previously recorded transaction charges and as of September 30, 2017, there was no transaction charge payable outstanding.

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
The Board has determined that each of the directors and the director nominees are independent and has no material relationship with the Company, except as a director and stockholder of the Company, with the exception of Vikram S. Uppal. Mr. Uppal is an “interested person” of the Company due to his position as Chief Executive Officer and President of the Company and Chief Executive Officer of Terra Income Advisors.

Item 14. Principal Accountant Fees and Services.
For the years ended December 31, 2020 and 2019, KPMG LLP (“KPMG”) served as our independent auditor and provided certain tax and other services. The Audit Committee currently anticipates that it will engage KPMG as our independent auditor to audit our financial statements for the year ending December 31, 2021, subject to agreeing on fee estimates for the audit work. The Audit Committee reserves the right, however, to select a new auditor at any time in the future in its discretion if it deems such decision to be in the best interests of us and our stockholders. Any such decision would be disclosed to the stockholders in accordance with applicable securities laws.
Audit Fees
The following table displays fees for professional services by KPMG for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020	2019
Audit Fees	$468,250	$216,500
Audit-Related Fees	—	—
Tax Fees	35,300	34,000
All Other Fees	—	—
Total	$503,550	$250,500
Audit Fees.  Audit fees include fees for services that normally would be provided by KPMG in connection with statutory and regulatory filings or engagements and that generally only an independent accountant can provide. In addition to fees for the audit of our annual financial statements and the review of our quarterly financial statements in accordance with the standards of the Public Company Accounting Oversight Board, this category contains fees for comfort letters, statutory audits, consents, and assistance with and review of documents filed with the SEC.
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
Pre-Approval Policies
We have established a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by our independent auditor. Pursuant to this policy, the Audit Committee will pre-approve the audit and non-audit services performed by our independent auditor in order to assure that the provision of such services does not impair the auditor’s independence. Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval in accordance with the pre-approval policy, irrespective of the amount of fees associated with such services, and cannot commence until such approval has been granted. Normally, pre-approval is provided at the regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated must report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by our independent auditor to management. All services rendered by KPMG for the years ended December 31, 2020 and 2019 were pre-approved in accordance with the policies set forth above.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.
The following documents are filed as part of this Annual Report on Form 10-K:
(1) Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-1
Financial Statements:
Statements of Assets and Liabilities as of December 31, 2020 and 2019	F-3
Statements of Operations for the years ended December 31, 2020 and 2019, the transition period ended December 31, 2018 and the year ended September 30, 2018	F-4
Statements of Changes in Net Assets for the years ended December 31,2020 and 2019, the transition period ended December 31, 2018 and the year ended September 30, 2018	F-5
Statements of Cash Flows for the years ended December 31, 2020 and 2019, the transition period ended December 31, 2018 and the year ended September 30, 2018	F-6
Schedule of Investments as of December 31, 2020 and 2019	F-8
Notes to Financial Statements	F-12
(2) Financial Statement Schedule
None
(3) Exhibits
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

4.1	Form of Subscription Agreement (incorporated by reference to Appendix A to the Final Prospectus dated February 2, 2018, filed with the SEC on February 2, 2018).
4.2	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K filed with the SEC on November 16, 2018).
4.3
Indenture, dated as of February 10, 2021, between Terra Income Fund 6, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on February 10, 2021).

4.4
First Supplemental Indenture, dated as of February 10, 2021, between Terra Income Fund 6, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on February 10, 2021).

4.5*	Description of Our Securities

Exhibit No.	Description and Method of Filing
10.1	Second Amended and Restated Dealer Manager Agreement, dated as of September 30, 2017 (incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K filed with the SEC on November 20, 2017).
10.2	Servicing Plan, dated as of September 30, 2017 (incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K filed with the SEC on November 20, 2017).
10.3	Form of Selected Dealer Agreement (incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-K filed with the SEC on November 20, 2017).
10.4
Investment Advisory and Administrative Services Agreement, dated as of April 30, 2019, by and between Terra Income Fund 6, Inc. and Terra Income Advisors, LLC (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 1, 2019).

10.5
Assignment of Dealer Manager Agreement dated as of December 23, 2020, by and between Terra Capital Markets, LLC and Terra Income Fund 6, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on December 28, 2020).

23.1*	Report of Independent Registered Public Accounting Firm on Supplemental Information
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Filed herewith.
Item 16. Form 10-K Summary.
    None.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Terra Income Fund 6, Inc.:
Opinion on the Financial Statements
We have audited the accompanying statements of assets and liabilities of Terra Income Fund 6, Inc. (the Company), including the schedules of investments, as of December 31, 2020 and 2019, the related statements of operations, changes in net assets, and cash flows for the years ended December 31, 2020 and 2019, the three-month transition period ended December 31, 2018, and the year ended September 30, 2018, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years ended December 31, 2020 and 2019, the three-month transition period ended December 31, 2018, and the year ended September 30, 2018, in conformity with U.S. generally accepted accounting principles.
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
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Such procedures also included confirmation of investments owned as of December 31, 2020 and 2019, by correspondence with the custodian, broker, or by other appropriate auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of the fair value of loan investments and obligations under participation agreements
As discussed in Notes 2 and 3 to the financial statements, the Company measures its loan investments at fair value and has made an election to apply the fair value option of accounting to obligations under participation agreements. In determining the fair value of loan investments and obligations under participation agreements, which have no readily determinable market value, the Company makes subjective judgments about estimates using unobservable inputs. As of December 31, 2020, the fair value of such loan investments and obligations under participation agreements was $66.2 million and $4.3 million, respectively.

We identified the evaluation of the fair value of loan investments and obligations under participation agreements, which have no readily determinable market value, as a critical audit matter. Evaluating the discounted cash flow analyses, including the discount rate assumptions used, involved a high degree of subjective auditor judgment. Changes in the discount rates could have a significant impact on the fair value of loan investments and obligations under participation agreements.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and implementation of certain internal controls over the valuation of loan investments and obligations under participation agreements. This included controls related to the Company's determination of the discount rates used to estimate the fair value of each loan investment and obligation under participation agreement. We evaluated the discount rate assumptions used by the Company by comparing to underlying documentation and market data. For a selection of the Company’s loan investments and obligations under participation agreements, we involved valuation professionals with specialized skills and knowledge. For each selected loan investment and obligation under participation agreement, the valuation professional derived an estimate of fair value, using a developed range of discount rates and, for certain selections, developed cash flow assumptions, and compared the results to the Company’s estimated fair value.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.
New York, New York
March 8, 2021

Terra Income Fund 6, Inc.
Statements of Assets and Liabilities

	December 31,
	2020	2019
Assets
Investments, at fair value — non-controlled (amortized cost of $20,118,124 and $17,938,033, respectively)	$20,209,473	$18,598,767
Investment through participation interest, at fair value — non-controlled (amortized cost of $46,486,623 and $43,026,580, respectively) (Note 4)	45,963,805	43,237,452
Marketable securities, at fair value — non-controlled (cost of $789,335 and $0, respectively)	864,170	—
Total investments	67,037,448	61,836,219
Cash and cash equivalents	13,703,374	17,057,558
Restricted cash	599,315	624,141
Interest receivable	374,188	529,819
Prepaid expenses and other assets	411,267	58,812
Total assets	82,125,592	80,106,549
Liabilities
Obligations under participation agreements, at fair value (proceeds of $4,250,000 and $3,120,888, respectively) (Note 4)	4,293,971	3,204,263
Interest reserve and other deposits held on investments	599,315	624,141
Due to Adviser, net	503,892	517,404
Accrued expenses	449,762	266,950
Interest payable from obligations under participation agreements	93,618	34,937
Other liabilities	9,301	80,766
Total liabilities	5,949,859	4,728,461
Net assets	$76,175,733	$75,378,088
Commitments and contingencies (See Note 5)
Components of net assets:
Common stock, $0.001 par value, 450,000,000 shares authorized, and 8,396,435 and 8,232,636 shares issued and outstanding, respectively	$8,396	$8,233
Capital in excess of par	76,366,019	74,872,851
Accumulated distributable net income	(198,682)	497,004
Net assets	$76,175,733	$75,378,088
Net asset value per share	$9.07	$9.16

See notes to financial statements.

Terra Income Fund 6, Inc.
Statements of Operations

	Years Ended December 31,		Transition Period Ended December 31, 2018	Year Ended September 30, 2018
	2020	2019
Investment income
Interest income	$8,692,506	$9,242,765	$2,635,214	$8,649,725
Prepayment fee income	1,280,290	675,779	—	—
Other income	123,579	87,313	14,161	101,371
Total investment income	10,096,375	10,005,857	2,649,375	8,751,096
Operating expenses
Base management fees	1,517,858	1,594,165	424,550	1,684,442
Incentive fees (reversal of incentive fees) on capital gains (1)	6,214	(32,884)	30,846	39,172
Operating expense reimbursement to Adviser (Note 4)	799,893	897,816	234,191	879,892
Servicing fees (Note 2, Note 4)	705,555	844,429	229,192	922,607
Professional fees	1,180,990	1,079,139	516,625	1,451,933
Interest expense from obligations under participation agreements (Note 4)	571,083	159,904	58,221	239,783
Directors’ fees	120,500	122,000	34,625	117,875
Insurance expense	215,301	213,837	52,977	212,771
General and administrative expenses	60,177	115,999	9,828	37,333
Marketing expenses	—	—	—	327,168
Amortization of deferred offering costs	—	—	—	114,132
Total operating expenses	5,177,571	4,994,405	1,591,055	6,027,108
Net investment income	4,918,804	5,011,452	1,058,320	2,723,988
Net change in unrealized (depreciation) appreciation on investments	(1,228,240)	(86,846)	143,358	205,961
Net change in unrealized depreciation (appreciation) on obligations under participation agreements	65,066	(73,474)	10,871	13,934
Net realized gain on investments	1,173,714	—	—	—
Net increase in net assets resulting from operations	$4,929,344	$4,851,132	$1,212,549	$2,943,883
Per common share data:
Net investment income per share	$0.59	$0.57	$0.12	$0.31
Net increase in net assets resulting from operations per share	$0.59	$0.56	$0.13	$0.34
Weighted average common shares outstanding	8,306,256	8,738,650	8,993,646	8,663,812
_______________
(1)For the year ended December 31, 2019, the Company reversed the previously accrued incentive fees on capital gains of $32,884, respectively. Incentive fees on capital gains are based on 20% of net realized and unrealized capital gains. No incentive fees on capital gains are actually payable by the Company with respect to unrealized gains unless and until those gains are realized.

See notes to financial statements.

Terra Income Fund 6, Inc.
Statements of Changes in Net Assets

	Years Ended December 31,		Transition Period Ended December 31, 2018	Year Ended September 30, 2018
	2020	2019
Operations
Net investment income	$4,918,804	$5,011,452	$1,058,320	$2,723,988
Net change in unrealized (depreciation) appreciation on investments	(1,228,240)	(86,846)	143,358	205,961
Net change in unrealized depreciation (appreciation) on obligations under participation agreements	65,066	(73,474)	10,871	13,934
Net realized gain on investments	1,173,714	—	—	—
Net increase in net assets resulting from operations	4,929,344	4,851,132	1,212,549	2,943,883
Stockholder distributions
Distributions from return of capital	—	(2,801,281)	(876,881)	(4,665,786)
Distributions from net investment income	(5,625,029)	(4,817,753)	(1,098,653)	(2,887,713)
Net decrease in net assets resulting from stockholder distributions	(5,625,029)	(7,619,034)	(1,975,534)	(7,553,499)
Capital share transactions
Issuance of common stock	—	60,000	—	17,262,662
Reinvestment of stockholder distributions	1,507,970	2,213,069	613,297	2,283,295
Selling commissions and dealer manager fees	—	—	—	(914,494)
Offering costs	—	(900)	—	—
Repurchases of common stock under stock repurchase plan	(14,640)	(9,165,198)	(584,703)	(3,582,730)
Net increase (decrease) in net assets resulting from capital share transactions	1,493,330	(6,893,029)	28,594	15,048,733
Net increase (decrease) in net assets	797,645	(9,660,931)	(734,391)	10,439,117
Net assets, at beginning of period	75,378,088	85,039,019	85,773,410	75,334,293
Net assets, at end of period	$76,175,733	$75,378,088	$85,039,019	$85,773,410
Accumulated (over-distributed) net investment income	$(1,007,355)	$(301,129)	$(494,829)	$(454,496)

Capital share activity
Shares outstanding, at beginning of period	8,232,636	8,975,103	8,972,358	7,530,130
Shares issued from subscriptions	—	6,276	—	1,587,124
Shares issued from reinvestment of stockholder distributions	165,399	236,743	63,906	221,864
Shares repurchased under stock repurchase plan and other	(1,600)	(985,486)	(61,161)	(366,760)
Shares outstanding, at end of period	8,396,435	8,232,636	8,975,103	8,972,358

See notes to financial statements.

Terra Income Fund 6, Inc.
Statements of Cash Flows

	Years Ended December 31,		Transition Period Ended December 31, 2018	Year Ended September 30, 2018
	2020	2019
Cash flows from operating activities:
Net increase in net assets resulting from operations	$4,929,344	$4,851,132	$1,212,549	$2,943,883
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Net change in unrealized depreciation (appreciation) on investments	1,228,240	86,846	(143,358)	(205,961)
Net change in unrealized (depreciation) appreciation on obligations under participation agreements	(65,066)	73,474	(10,871)	(13,934)
Net realized gain on investments	(1,173,714)	—	—	—
Amortization of deferred offering costs	—	—	—	114,132
Amortization and accretion of investment-related fees, net	(291,355)	(463,910)	(181,033)	(489,380)
Amortization of discount on investments, net	(42,857)	(8,573)	(2,143)	(8,571)
Paid-in-kind interest, net	(353,930)	(91,878)	(19,529)	(161,266)
Purchases of investments	(19,338,945)	(19,385,437)	(16,343,778)	(31,935,831)
Repayments and proceeds from sale of investments	14,796,993	37,523,419	9,616,158	6,179,599
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable	155,631	139,585	(3,120)	(228,283)
(Increase) decrease in prepaid expenses and other assets	(352,455)	10,321	(21,490)	61,333
Decrease in interest reserve and other deposits held on investments	(24,826)	(675,880)	(213,870)	(33,516)
(Decrease) increase in due to Adviser, net	(13,512)	(75,623)	16,808	(245,840)
Increase (decrease) in accrued expenses	182,812	(108,125)	(65,034)	194,161
Decrease in directors’ fee payable	—	—	—	(5,625)
Increase (decrease) in interest payable from obligations under participation agreements	58,681	34,937	(16,250)	—
Decrease in payable for unsettled stock subscriptions	—	—	—	(226,642)
(Decrease) increase in other liabilities	(71,465)	(209,478)	17,349	191,396
Net cash (used in) provided by operating activities	(376,424)	21,700,810	(6,157,612)	(23,870,345)
Cash flows from financing activities:
Proceeds from obligations under participation agreements	1,129,112	3,120,888	—	—
Repayments of obligations under participation agreements	—	—	(1,791,000)	—
Issuance of common stock	—	60,000	—	17,262,662
Payments of selling commissions and dealer manager fees	—	—	—	(995,674)
Payments of offering costs	—	(900)	—	—
Payments of stockholder distributions	(4,117,058)	(5,405,965)	(1,362,237)	(5,270,204)
Payments for repurchases of common stock under stock repurchase plan	(14,640)	(9,165,198)	(584,703)	(3,582,730)
Net cash (used in) provided by financing activities	(3,002,586)	(11,391,175)	(3,737,940)	7,414,054
Net (decrease) increase in cash, cash equivalents and restricted cash	(3,379,010)	10,309,635	(9,895,552)	(16,456,291)
Cash, cash equivalents and restricted cash, at beginning of period	17,681,699	7,372,064	17,267,616	33,723,907
Cash, cash equivalents and restricted cash, at end of period (Note 2)	$14,302,689	$17,681,699	$7,372,064	$17,267,616

Terra Income Fund 6, Inc.
Statements of Cash Flows (Continued)

	Years Ended December 31,		Transition Period Ended December 31, 2018	Year Ended September 30, 2018
	2020	2019
Supplemental disclosure of cash flow information:
Interest paid on obligations under participation agreements	$486,740	$115,067	$47,450	$237,250
Supplemental non-cash information:
Reinvestment of stockholder distributions	$1,507,971	$2,213,069	$613,297	$2,283,295

See notes to financial statements.

Terra Income Fund 6, Inc.
Schedule of Investments
December 31, 2020

Portfolio Company (1)	Collateral Location	Property Type	Coupon Rate (2)	Current Interest Rate	Exit Fee	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (3)	% of Net Assets (4)
Loan investments — non-controlled
Mezzanine loans:
Dwight Mezz II, LLC	US - CA	Student housing	11.00%	11.00%	0.00%	5/11/2017	5/6/2027	$3,000,000	$3,000,000	$3,033,593	4.0%
Stonewall Station Mezz LLC (5)(7)	US - NC	Land	Current 12.00% PIK 2.00%	14.00%	1.00%	5/31/2018	5/20/2021	4,594,729	4,623,925	4,607,695	6.0%
LD Milpitas Mezz, LP (5)(6)	US - CA	Hotel	LIBOR + 10.25% (2.75% Floor)	13.00%	1.00%	6/27/2018	6/27/2021	17,000,000	17,118,124	17,175,880	22.6%
Havemeyer TSM LLC (7)(8)	US - NY	Mixed use	15.00%	15.00%	1.00%	12/18/2020	12/1/2022	6,295,100	6,222,830	6,347,853	8.3%
									30,964,879	31,165,021	40.9%
Preferred equity investments:
City Gardens 333 LLC (5)(7)	US - CA	Student housing	LIBOR + 9.95% (2.00% Floor)	11.95%	0.00%	4/11/2018	4/1/2021	3,962,508	3,957,458	3,958,747	5.2%
RS JZ Driggs, LLC (5)(7)(9)	US - NY	Multifamily	12.25%	12.25%	1.00%	5/1/2018	1/1/2021	4,272,257	4,313,257	4,306,434	5.7%
Orange Grove Property Investors, LLC (5)(7)	US - CA	Condominium	LIBOR + 8.00% (4.00% Floor)	12.00%	1.00%	5/24/2018	6/1/2021	8,480,000	8,539,823	8,565,819	11.2%
370 Lex Part Deux, LLC (5)(7)	US - NY	Office	LIBOR + 8.25% (2.44% Floor)	10.69%	0.00%	12/17/2018	1/9/2022	18,856,077	18,829,330	18,177,257	23.9%
									35,639,868	35,008,257	46.0%

Total loan investments — non-controlled									$66,604,747	$66,173,278	86.9%

Portfolio Company (1)	Industry	Interest/Dividend Rate	Acquisition Date	Maturity Date	Shares	Cost	Fair Value	% of Net Assets (4)
Marketable securities — non-controlled (10):
Preferred shares:
Nexpoint Real Estate Finance, Inc. - Series A Preferred Shares	REIT	8.5%	7/30/2020	7/24/2025	33,560	$789,335	$864,170	1.1%
Total marketable securities — non-controlled						789,335	864,170	1.1%

Total investments — non-controlled						$67,394,082	$67,037,448	88.0%

Terra Income Fund 6, Inc.
Schedule of Investments (Continued)
December 31, 2020
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
(4)Percentages are based on net assets of $76.2 million as of December 31, 2020.
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
(8)Participation interest is with Terra Real Estate Credit Opportunities Fund REIT, LLC, a related-party real estate investment trust managed by an affiliate of the Company’s sponsor. The Company is committed to fund up to $7.4 million on this investment. As of December 31, 2020, the unfunded commitment was $1.1 million.
(9)This investment matured on January 1, 2021. Given the investment is in default, the Company issued a demand notice and is currently in control of the sale process. The Company expects the sales proceeds to repay the principal in full.
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
The Company previously retained Terra Capital Markets, LLC (“Terra Capital Markets”), an affiliate of Terra Income Advisors, to serve as the dealer manager of the Offering. As the dealer manager, Terra Capital Markets was responsible for marketing the Company’s shares being offered pursuant to the Offering, which ended on April 20, 2018. On December 23, 2020, Terra Capital Markets assigned certain of its administrative functions and certain obligations under the dealer manager agreement to the Company (see Note 4).
On February 8, 2018, a pooled investment vehicle advised by Axar Capital Management L.P. (“Axar”) entered into an investment agreement with Terra Capital Partners and its affiliates pursuant to which Axar acquired from the respective owners thereof a 65.7% economic and voting interest in Terra Capital Partners and an initial 49% economic interest, but no voting interest, in Terra Income Advisors. On November 30, 2018, Axar purchased the remaining 34.3% economic interest in Terra Capital Partners. On April 25, 2019, the Company held its annual meeting of stockholders, at which time a new Investment Advisory Agreement was approved by the affirmative vote of a majority of the outstanding shares of common stock entitled to vote at the annual meeting. Accordingly, on April 30, 2019, Axar acquired the remaining 51% economic interest and 100% of the voting interest in Terra Income Advisors, and the Company and Terra Income Advisors entered into a new Investment Advisory Agreement. Such new Investment Advisory Agreement has the same economic terms and is in all material respects otherwise on the same terms as the Investment Advisory Agreement in effect immediately prior to April 30, 2019, except for the date of the agreement. Pursuant to Section 15 of the 1940 Act, the new Investment Advisory Agreement has an initial two-year term, but will be required to be renewed annually thereafter at an in-person meeting of the Board.
On February 10, 2021, the Company issued $34.8 million in aggregate principal amount of 7.00% fixed-rate notes due 2026, for net proceeds of $33.7 million after deducting underwriting commissions of $1.1 million. In addition, the underwriters have an option to purchase an additional $5.2 million aggregate principal amount of notes within 30 days. On February 26, 2021, the underwriters exercised the option to purchase an additional $3.6 million of the notes for net proceeds of $3.5 million, after deducting underwriting commissions of $0.1 million. Interest on the notes is paid quarterly in arrears every March 30,

June 30, September 30 and December 30, at a rate of 7.00% per year, beginning June 30, 2021. The notes mature on March 31, 2026. The notes may be redeemed in whole or in part at any time or from time to time at our option on or after February 10, 2023.
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
    The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s statements of assets and liabilities to the total amount shown in its statements of cash flows:

	December 31,			September 30,
	2020	2019	2018	2018
Cash and cash equivalents	$13,703,374	$17,057,558	$6,072,043	$15,753,725
Restricted cash	599,315	624,141	1,300,021	1,513,891
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$14,302,689	$17,681,699	$7,372,064	$17,267,616

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
Stockholder Dividends and Distributions:  Dividends and distributions to stockholders, which are determined in accordance with federal income tax regulations, are recorded on the declaration date. The amount to be paid out as a dividend or distribution is approved by the Board. Net realized capital gains, if any, are generally distributed or deemed distributed at least annually. The Company adopted an “opt in” DRIP pursuant to which stockholders may elect to have the full amount of stockholders cash distributions reinvested in additional shares of common stock. Participants in the DRIP are free to elect to participate or terminate participation in the plan within a reasonable time as specified in the plan. For stockholders who have opted in to the DRIP, they have their cash distributions reinvested in additional shares of common stock, rather than receiving the cash distributions. The Company coordinated distribution payment dates so that the same price that was used for the semi-

monthly closing date immediately following such distribution payment date used to calculate the purchase price for purchasers under the DRIP. In such case, a stockholder’s reinvested distributions was used to purchase shares at a price equaled to 95% of the price that shares were sold in the offering at the semi-monthly closing immediately following the distribution payment date and such price may represent a premium to net asset value (“NAV”) per share.
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
Servicing Fee: The Company paid Terra Capital Markets a servicing fee at an annual rate of 1.125% of the most recently published NAV per share, excluding shares sold through the DRIP, in exchange for providing certain administrative support services (Note 4) to stockholders such as establishing and maintaining stockholder accounts, customer service support and assisting stockholders in changing account options, account designations and account addresses. The servicing fee is recorded as expense on the statements of operations in the period in which it was incurred.
On December 23, 2020, Terra Capital Markets assigned to us certain of its administration support services and certain obligations under the dealer manager agreement, including making future payments of the previously reallowed servicing fee under the servicing plan directly to selected dealers, effectively reducing the servicing fee to 0.75% (Note 4).
Income Taxes: The Company initially elected to operate so as to qualify to be taxed as a RIC as defined under Subchapter M of the Code. Generally, a RIC is not required to pay corporate-level federal income tax on income and gains distributed to stockholders, provided that it distributes at least 90.0% of “investment company taxable income,” as defined in the Code, each year and meets specified source-of-income and asset diversification requirements. Dividends paid up to one year after the current tax year can be carried back to the prior tax year for determining the dividends paid in such tax year. For the year ended September 30, 2018, the Company distributed sufficient dividends to maintain its qualification to be taxed as a RIC.
On December 31, 2018, the Company announced its intention to change its tax election from taxation as a RIC to taxation as a REIT. The Company elected to be taxed as a REIT under the Code commencing with its short taxable year beginning October 1, 2018 and ending December 31, 2018. In order to qualify as a REIT, the Company is required, among other things, to distribute at least 90% of its REIT net taxable income to the stockholders and meet certain tests regarding the nature of its income and assets. To the extent any of the Company’s taxable income was not previously distributed, the Company will make a dividend declaration pursuant to Section 858(a)(1) of the Code, allowing the Company to treat certain dividends that are to be distributed after the close of a taxable year as having been paid during the taxable year. As a REIT, the Company is not subject to U.S. federal income taxes on income and gains distributed to the stockholders as long as certain requirements are satisfied, principally relating to the nature of income and the level of distributions, as well as other factors. If the Company fails to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal and state income taxes at regular corporate rates beginning with the year in which it fails to qualify and may be precluded from being able to elect to be treated as a REIT for the Company’s four subsequent taxable years. For the years ended December 31, 2020 and 2019 and the transition period ended December 31, 2018, the Company satisfied all the requirements for a REIT and accordingly, no provision for federal income taxes has been included in the financial statements.
The Company did not have any uncertain tax positions that met the recognition or measurement criteria under accounting for income taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its statements of operations. For the years ended December 31, 2020 and 2019, the transition period ended December 31, 2018 and the year ended September 30, 2018, the Company did not incur any interest or penalties. Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The Company’s 2016-2020 federal tax years remain subject to examination by the Internal Revenue Service and the state department of revenue.
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
Since it discovery on December 31, 2019, there has been a global outbreak of a novel coronavirus (“COVID-19”), which has spread to over 200 countries and territories, including the United States, and has spread to every state in the United States. The World Health Organization has designated COVID-19 as a pandemic, and numerous countries, including the United States, have declared national emergencies with respect to COVID-19. The global impact of the outbreak has been rapidly evolving, and as cases of COVID-19 have continued to be identified in additional countries, many countries have reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading and operations of non-essential offices and retail centers. Such actions are creating disruption in global supply chains, and adversely impacting many industries. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying its financial statements are reasonable and supportable based on the information available as of December 31, 2020, however uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of December 31, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may ultimately differ from those estimates.
The financial statements include loan investments at fair value of $66.2 million and $61.8 million at December 31, 2020 and 2019, respectively, and obligations under participation agreements at fair value of $4.3 million and $3.2 million at December 31, 2020 and 2019, respectively. These fair values have been determined in good faith by the Board. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments and obligations under participation agreements, and the differences could be material.
Recent Accounting Pronouncements: In August 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement (Topic 820): Disclosure framework — Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The objective of ASU 2018-13 is to improve the effectiveness of disclosures in the notes to financial statements by facilitating clear communication of information required by U.S. GAAP. The amendments in ASU 2018-13 added, removed and modified certain fair value measurement disclosure requirements. ASU 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company adopted ASU 2018-13 on January 1, 2020. The adoption of ASU 2018-13 did not have a material impact on its financial statements and disclosures.
    LIBOR is a benchmark interest rate referenced in a variety of agreements that are used by all types of entities. At the end of 2021, banks will no longer be required to report information that is used to determine LIBOR. As a result, LIBOR could be discontinued. Other interest rates used globally could also be discontinued for similar reasons. In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) — Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The amendments in ASU 2020-04 provide companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. The provisions of optional relief include: (i) contract modifications — account for the modification as a continuation of the existing contract without additional analysis; (ii) hedging accounting — continue hedge accounting when certain critical terms of a hedging relationship change; and (iii) held-to-maturity (“HTM”) debt securities — one-time sale and/or transfer to available for sale or trading may be made for HTM debt securities that both reference an eligible reference rate and were classified as HTM before January 1, 2020. Companies can apply the amendments in ASU 2020-04 immediately. However, ASU 2020-04 will only be available for a limited time (generally through December 31, 2022). The Company is currently evaluating the impact of the reference rate reform and ASU 2020-04 on its financial statements and disclosures.

Note 3. Investments
The following tables show the composition of the investment portfolio, at amortized cost and fair value at December 31, 2020 and 2019, respectively (with corresponding percentage of total portfolio investments):

	December 31, 2020
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Loans	$20,118,124	29.9%	$20,209,473	30.1%
Loans through participation interest (Note 4)	46,486,623	68.9%	45,963,805	68.6%
Marketable securities	789,335	1.2%	864,170	1.3%
Total	$67,394,082	100.0%	$67,037,448	100.0%

	December 31, 2019
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Loans	$17,938,033	29.4%	$18,598,767	30.1%
Loans through participation interest (Note 4)	43,026,580	70.6%	43,237,452	69.9%
Total	$60,964,613	100.0%	$61,836,219	100.0%
Obligations under Participation Agreements
    The Company has elected the fair value option relating to accounting for debt obligations at their fair value for its obligations under participation agreements which arose due to partial loan sales which did not meet the criteria for sale treatment. The Company employs the same yield approach valuation methodology used for the real estate-related loan investments on the Company’s obligations under participation agreements. As of December 31, 2020 and 2019, obligations under participation agreements at fair value was $4.3 million and $3.2 million, and the weighted average contractual interest rate on the obligations under participation agreements was 13.0% for both periods. For the years ended December 31, 2020 and 2019, the Company transferred $1.1 million and $3.1 million of investments to affiliates through participation agreements, respectively, and did not make any repayments on obligations under participation agreements. For the transition period ended December 31, 2018, the Company did not transfer any investments to affiliates through participation agreements and made $1.8 million of repayments on obligations under participation agreements. For the year ended September 30, 2018, the Company did not transfer any investments to affiliates through participation agreements and did not make any repayments on obligations under participation agreements.
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
The following tables present fair value measurements of investments, by major class, as of December 31, 2020 and 2019, according to the fair value hierarchy:

	December 31, 2020
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Loans	$—	$—	$20,209,473	$20,209,473
Loans through participation interest	—	—	45,963,805	45,963,805
Marketable securities	864,170	—	—	864,170
Total Investments	$864,170	$—	$66,173,278	$67,037,448

Obligations under participation agreements	$—	$—	$4,293,971	$4,293,971

	December 31, 2019
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Loans	$—	$—	$18,598,767	$18,598,767
Loans through participation interest	—	—	43,237,452	43,237,452
Total Investments	$—	$—	$61,836,219	$61,836,219

Obligations under participation agreements	$—	$—	$3,204,263	$3,204,263
    Changes in the Company’s Level 3 investments for the years ended December 31, 2020 and 2019, the transition period ended December 31, 2018 and the year ended September 30, 2018 were as follows:

	Year Ended December 31, 2020
	Loans	Loans Through Participation	Total Loan Investments	Obligations under Participation Agreements
Balance as of January 1, 2020	$18,598,767	$43,237,452	$61,836,219	$3,204,263
Purchases of investments	4,516,448	8,817,308	13,333,756	—
Repayments of investments	(2,500,000)	(5,907,426)	(8,407,426)	—
Net change in unrealized depreciation on investments	(569,385)	(733,690)	(1,303,075)	—
PIK interest income, net	—	353,930	353,930	—
Amortization and accretion of investment-related fees, net	120,786	196,231	317,017	25,662
Amortization of discount and premium on investments, net	42,857	—	42,857	—
Proceeds from obligations under participation agreements	—	—	—	1,129,112
Net change in unrealized depreciation on obligations under participation agreements	—	—	—	(65,066)
Balance as of December 31, 2020	$20,209,473	$45,963,805	$66,173,278	$4,293,971
Net change in unrealized appreciation or depreciation for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized depreciation on loan investments and obligations under participation agreements	$(320,124)	$(677,616)	$(997,740)	$(65,066)

	Year Ended December 31, 2019
	Loans	Loans Through Participation	Total Loan Investments	Obligations under Participation Agreements
Balance as of January 1, 2019	$23,571,020	$55,915,765	$79,486,785	$—
Purchases of investments	12,376,727	7,008,710	19,385,437	—
Repayments of investments	(17,717,701)	(19,805,718)	(37,523,419)	—
Net change in unrealized depreciation on investments	121,556	(208,402)	(86,846)	—
PIK interest income, net	—	91,878	91,878	—
Amortization and accretion of investment-related fees, net	238,592	235,219	473,811	9,901
Amortization of discount and premium on investments, net	8,573	—	8,573	—
Proceeds from obligations under participation agreements	—	—	—	3,120,888
Net change in unrealized appreciation on obligations under participation agreements	—	—	—	73,474
Balance as of December 31, 2019	$18,598,767	$43,237,452	$61,836,219	$3,204,263
Net change in unrealized appreciation or depreciation for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized appreciation (depreciation) on loan investments and obligations under participation agreements	$280,553	$(165,298)	$115,255	$73,474

	Transition Period Ended December 31, 2018
	Loans	Loans Through Participation	Total Loan Investments	Obligations under Participation Agreements
Balance as of October 1, 2018	$29,174,139	$43,246,193	$72,420,332	$1,809,101
Purchases of investments	—	16,343,778	16,343,778	—
Repayments of investments	(5,829,000)	(3,787,158)	(9,616,158)	—
Net change in unrealized depreciation on investments	142,796	562	143,358	—
PIK interest income, net	—	19,529	19,529	—
Amortization and accretion of investment-related fees, net	80,942	92,861	173,803	(7,230)
Amortization of discount and premium on investments, net	2,143	—	2,143	—
Repayments of obligations under participation agreements	—	—	—	(1,791,000)
Net change in unrealized appreciation on obligations under participation agreements	—	—	—	(10,871)
Balance as of December 31, 2018	$23,571,020	$55,915,765	$79,486,785	$—
Net change in unrealized appreciation or depreciation for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized appreciation on loan investments and obligations under participation agreements	$177,828	$31,640	$209,468	$—

	Year Ended September 30, 2018
	Loans	Loans Through Participation	Total Loan Investments	Obligations under Participation Agreements
Balance as of October 1, 2017	$23,675,007	$22,121,382	$45,796,389	$1,820,502
Purchases of investments	8,734,586	23,201,245	31,935,831	—
Repayments of investments	(3,438,847)	(2,740,752)	(6,179,599)	—
Net change in unrealized depreciation on investments	19,166	186,795	205,961	—
PIK interest income, net	—	161,266	161,266	—
Amortization and accretion of investment-related fees, net	175,656	316,257	491,913	2,533
Amortization of discount and premium on investments, net	8,571	—	8,571	—
Net change in unrealized appreciation on obligations under participation agreements	—	—	—	(13,934)
Balance as of September 30, 2018	$29,174,139	$43,246,193	$72,420,332	$1,809,101
Net change in unrealized appreciation or depreciation for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized appreciation on loan investments and obligations under participation agreements	$29,997	$186,795	$216,792	$(13,934)

    Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur. For the years ended December 31, 2020 and 2019, the transition period ended December 31, 2018 and the year ended September 30, 2018, there were no transfers.
Significant Unobservable Inputs
The following table summarizes the significant unobservable inputs used by the Company to value the Level 3 investments as of December 31, 2020 and 2019. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

December 31, 2020
		Primary Valuation Technique	Unobservable Input	Range		Weighted
Asset Category	Fair Value			Minimum	Maximum	Average
Assets:
Loans	$20,209,473	Discounted cash flow	Discount rate	10.90%	12.89%	12.59%
Loans through participation interest	45,963,805	Discounted cash flow	Discount rate	12.13%	20.05%	14.71%
Total Level 3 Assets	$66,173,278
Liabilities:
Obligations under participation agreements	$4,293,971	Discounted cash flow	Discount rate	12.89%	12.89%	12.89%

December 31, 2019
		Primary Valuation Technique	Unobservable Input	Range		Weighted
Asset Category	Fair Value			Minimum	Maximum	Average
Assets:
Loans	$18,598,767	Discounted cash flow	Discount rate	10.15%	11.90%	11.45%
Loans through participation interest	43,237,452	Discounted cash flow	Discount rate	11.00%	14.95%	12.15%
Total Level 3 Assets	$61,836,219
Liabilities:
Obligations under participation agreements	$3,204,263	Discounted cash flow	Discount rate	11.90%	11.90%	11.90%
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
    The following table presents a summary of such fees and reimbursements in accordance with the terms of the related agreements:

	Years Ended December 31,		Transition Period Ended December 31, 2018	Year Ended September 30, 2018
	2020	2019
Amounts Included in the Statements of Operations
Base management fees	$1,517,858	$1,594,165	$424,550	$1,684,442
Incentive fees on capital gains (1)	6,214	(32,884)	30,846	39,172
Operating expense reimbursement to Adviser (2)	799,893	897,816	234,191	879,892
Servicing fees (3)	705,555	844,429	229,192	922,607
Commissions and dealer manager fees incurred
Commissions and dealer manager fees (4)	—	—	—	914,494
_______________
(1)For the year ended December 31, 2019, the Company reversed the previously accrued incentive fees on capital gains of $32,884. Incentive fees on capital gains are based on 20% of net realized and unrealized capital gains. No incentive fees on capital gains are actually payable by the Company with respect to unrealized gains unless and until those gains are realized.
(2)Amounts were primarily compensation for time spent supporting the Company’s day-to-day operations.
(3)As discussed in “Servicing Plan” below, on September 30, 2017, the Company adopted the servicing plan. The servicing fee is recorded as expense on the statements of operations in the period in which it was incurred. As of both December 31, 2020 and 2019, unpaid servicing fees were $0.2 million and were included in accrued expenses on the statements of assets and liabilities.
(4)Of this amount, $0.7 million were re-allowed to selected broker-dealers. Amounts were recorded as reductions to capital in excess of par on the statements of assets and liabilities. There were no commissions and dealer manager fees incurred after September 30, 2018 because the Offering ended on April 20, 2018.
Due to / Due from Adviser
The Company determined that it has the right of offset on the amounts due to and due from Terra Income Advisors under the guidance in ASC Topic 210, Balance Sheet. As such, the net amount is presented as Due to Adviser, net on the statements of assets and liabilities. The following table presents a summary of Due to Adviser, net as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Due to Adviser:
Base management fee and expense reimbursement payable	$342,157	$365,895
Incentive fees on capital gains (1)	161,735	155,521
	503,892	521,416
Due from Adviser:
Reimbursable costs - other operating expense	—	4,012
Due to Adviser, net	$503,892	$517,404
_______________
(1)Incentive fees on capital gains are based on 20% of accumulated net realized and unrealized capital gains of $0.8 million and $0.8 million as of December 31, 2020 and 2019, respectively. No incentive fees on capital gains are actually payable by the Company with respect to unrealized gains unless and until those gains are realized.

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
Upon meeting the Minimum Offering Requirement, Terra Income Advisors is responsible for the payment of the Company’s cumulative organization and offering expenses to the extent such expenses exceed 1.5% of the gross proceeds from the Offering without recourse against or reimbursement by the Company. As a result, Terra Income Advisors paid for all organization and offering expenses in excess of 1.5% of the gross proceeds from the Offering. Based on the gross proceeds from the Offering, the Company was responsible for $1.6 million of the cumulative offering and organization costs incurred by Terra Income Advisors, all of which were reimbursed to Terra Income Advisors. For the years ended December 31, 2020 and 2019, and the transition period ended December 31, 2018, the Company did not make any reimbursement payments to Terra Income Advisors for offering costs incurred on behalf of the Company because all of the offering costs up to the 1.5% limit have been reimbursed. For the year ended September 30, 2018, the Company made reimbursement payments of $0.2 million to Terra Income Advisors for offering costs incurred on behalf of the Company.
Dealer Manager Agreement and Servicing Plan
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
On September 30, 2017, the Board adopted the servicing plan (the “Servicing Plan”). Pursuant to the Servicing Plan, Terra Capital Markets is entitled to receive a servicing fee at an annual rate of 1.125% of the most recently published NAV per share of the Company’s common stock, of which up to 0.75% is reallowed to selected dealers, excluding shares sold through the DRIP, in exchange for providing certain administrative support services. With respect to each share sold, the servicing fee will be payable annually on the anniversary of the applicable month of purchase. Terra Capital Markets, in its discretion, may re-allow a portion of such servicing fee to participating dealers for performing certain administrative support services. The Servicing Plan will remain in effect for so long as such continuance is approved quarterly by the Board, including a majority of the directors who are not “interested persons” as defined in the 1940 Act and who have no direct or indirect financial interest in the operation of the Servicing Plan or in any agreements entered into in connection therewith. In addition, the Board will review all payments made pursuant to the Servicing Plan at least quarterly. The Company will no longer incur the annual servicing fee upon the earlier of (i) the aggregate underwriting compensation from all sources, including selling commissions, dealer manager fees, broker-dealer fees, and servicing fees would exceed 10% of the gross proceeds in the Offering, (ii) with respect to a specific share, the date that such share is redeemed or is no longer outstanding, and (iii) the date, if any, upon which a liquidity event occurs.
On December 23, 2020, Terra Capital Markets assigned to us certain of its administration support services and certain obligations under the second amended dealer manager agreement, including making future payments of the previously reallowed servicing fee under the Servicing Plan directly to selected dealers, effectively reducing the servicing fee to 0.75%.
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
_______________
(1)The annualized rate of distributions per share is expressed as a percentage equal to the projected annualized distribution amount as of the date each payment was made (which is calculated by annualizing the regular daily cash distribution per share as of the date each payment was made without compounding), divided by the Company’s public offering price per share as of the date each payment was made.
(2)As of December 31, 2020, the Company has not reimbursed Terra Income Advisors for any Expense Support Payments because the conditions for reimbursement have not been met. Additionally, as of December 31, 2020, all of the expense reimbursement payments are no longer eligible for reimbursement because the three-year period has elapsed.
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
Participation interest purchased by the Company: The below tables list the investment interests participated by the Company via participation agreement (each, a “PA”) as of December 31, 2020 and 2019. In accordance with the terms of each PA, each participant’s rights and obligations, including interest income and other income (e.g., exit fee and prepayment income) and related fees/expenses are based upon its respective pro-rata participation interest in such investments, as specified in the respective PA. The Company’s share of the investment is repayable only from the proceeds received from the related borrower/issuer of the investment, and therefore the Company is also subject to the credit risk (i.e., risk of default by the underlying borrower/issuer).
Pursuant to each PA, the affiliated fund receives and allocates the interest income and other related investment incomes in respect of the investment to the Company. The Company pays related expenses (i.e., the base management fee) directly to Terra Income Advisors.

	December 31, 2020			December 31, 2019
	Participating Interests	Principal Balance	Fair Value	Participating Interests	Principal Balance	Fair Value
370 Lex Part Deux, LLC (1)	35.0%	$18,856,077	$18,177,257	35.0%	$16,922,482	$16,882,760
Orange Grove Property Investors, LLC (1)	80.0%	8,480,000	8,565,819	80.0%	8,480,000	8,556,332
Havemeyer TSM LLC (2)	23.0%	6,295,100	6,347,853	—%	—	—
Stonewall Station Mezz LLC (1)(3)	44.0%	4,594,729	4,607,695	44.0%	4,308,818	4,348,735
RS JZ Driggs, LLC (1)	50.0%	4,272,257	4,306,434	50.0%	4,100,000	4,138,668
City Gardens 333 LLC (1)	14.0%	3,962,508	3,958,747	14.0%	3,926,961	3,928,089
NB Private Capital, LLC (1)(4)	—%	—	—	16.7%	3,333,333	3,363,464
TSG-Parcel 1, LLC (1)(4)	—%	—	—	11.1%	2,000,000	2,019,404
Total		$46,460,671	$45,963,805		$43,071,594	$43,237,452
_______________
(1)The loan is held in the name of Terra Property Trust, Inc., an affiliated entity managed by a subsidiary of Terra Capital Partners.
(2)The Company acquired this investment from Terra Real Estate Credit Opportunities Fund REIT, LLC, a related-party real estate investment trust managed by an affiliate of the Company’s sponsor, via a participation agreement in December 2020.
(3)The principal amount includes PIK interest of $0.2 million and $0.1 million as of December 31, 2020 and 2019, respectively.
(4)These investments were repaid in 2020.
Transfers of participation interests by the Company: The following table summarizes the investments that were subject to PAs with investment partnerships affiliated with Terra Income Advisors as of December 31, 2020 and 2019:

			December 31, 2020
			Transfers treated as obligations under participation agreements
	Principal	Fair Value	% Transferred	Principal	Fair Value
LD Milpitas Mezz, LP (1)	$17,000,000	$17,175,880	25.0%	$4,250,000	$4,293,971

			December 31, 2019
			Transfers treated as obligations under participation agreements
	Principal	Fair Value	% Transferred	Principal	Fair Value
LD Milpitas Mezz, LP (1)	$12,483,552	$12,817,047	25.0%	3,120,888	3,204,263
_______________
(1)On June 27, 2018, the Company entered into a participation agreement with Terra Property Trust, Inc. to sell a 25% participation interest, or $4.3 million, in a $17.0 million mezzanine loan. As of December 31, 2020, this loan was fully funded.
Co-investment
As a BDC, the Company is subject to certain regulatory restrictions in making its investments. For example, the Company may be prohibited under the 1940 Act from knowingly participating in certain transactions with its affiliates without the prior approval of its Board who are not interested persons and, in some cases, prior approval by the SEC. The SEC has granted the Company exemptive relief permitting it, subject to satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of Terra Income Advisors, including Terra Secured Income Fund, LLC, Terra Secured Income Fund 2, LLC, Terra Secured Income Fund 3, LLC, Terra Secured Income Fund 4, LLC, Terra Secured Income Fund 5, LLC, Terra Secured Income Fund 5 International, Terra Income Fund International and Terra Secured Income Fund 7, LLC, Terra Property Trust, Inc. and any future BDC or closed-end management investment company that is registered under the 1940 Act and is advised by Terra Income Advisors or its affiliated investment advisers (the “Co-Investment Affiliates”). However, the Company will be prohibited from engaging in certain transactions with its affiliates even under the terms of this exemptive order. The Company believes this relief will not only enhance its ability to further its investment objectives and strategy, but may also increase favorable investment opportunities for the Company, in part by allowing the Company to participate in larger investments, together with its Co-Investment Affiliates, than would be available to the Company if it had not obtained such relief.
In January 2018, the Company and Terra Property Trust, Inc. co-invested in an $8.9 million mezzanine loan that bears interest at an annual fixed rate of 12.75% and matured on March 31, 2019. In March 2019, the maturity date of the loan was extended to July 1, 2019. In June 2019, the maturity of the loan was extended to September 30, 2019. In August 2019, the loan was repaid in full.

Note 5. Commitments and Contingencies
Impact of COVID-19
As further discussed in Note 2, the full extent of the impact of COVID-19 on the global economy generally, and the Company’s business in particular, is uncertain. As of December 31, 2020, no contingencies have been recorded on the Company’s balance sheet as a result of COVID-19, however as the global pandemic continues and the economic implications worsen, it may have long-term impacts on the Company’s financial condition, results of operations, and cash flows. Refer to Note 2 for further discussion of COVID-19.
Funding Commitments
In the ordinary course of business, the Company may enter into future funding commitments, which are subject to the borrower meeting certain performance-related metrics that are monitored by the Company. As of December 31, 2020 and 2019, the Company had $1.1 million and $4.5 million of unfunded commitments, respectively. The Company maintained sufficient cash on hand to fund such unfunded commitments, including matching these commitments with principal repayments on outstanding loans.
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
See Note 4. “Related Party Transactions”, for a discussion of the Company’s commitments to Terra Income Advisors.

Note 6. Income Taxes
On December 11, 2018, the Company’s Board voted to approve a change in its tax election from taxation as a RIC to taxation as a REIT under Subchapter M of the Code. The Company elected to be taxed as a REIT under the Code commencing with its short taxable year beginning October 1, 2018 and ending December 31, 2018. Prior to October 1, 2018, the Company elected to operate so as to qualify to be taxed as a RIC under Subchapter M of the Code and, as such, was not subject to federal income tax on the portion of taxable income distributed to stockholders.
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
The following table reconciles net increase in net assets resulting from operations to taxable income:

	Years Ended December 31,		Transition Period Ended December 31, 2018	Year Ended September 30, 2018
	2020	2019
Net increase in net assets resulting from operations	$4,929,344	$4,851,132	$1,212,549	$2,943,883
Net change in unrealized depreciation (appreciation) on investments	1,228,240	86,846	(143,358)	(205,961)
Net change in unrealized (depreciation) appreciation on obligations under participation agreements	(65,066)	73,474	(10,871)	(13,934)
Amortization of deferred offering costs	—	—	—	114,132
Incentive fees (reversal on incentive fees) on capital gains	6,214	(32,884)	30,846	39,172
Other temporary differences (1)	(229,826)	(160,815)	9,487	10,421
Total taxable income	$5,868,906	$4,817,753	$1,098,653	$2,887,713
_______________
(1)Other temporary differences primarily related to capitalization and amortization of transaction-related fees.
The following table reflects, for tax purposes, the estimated sources of the cash distributions that the Company has paid on its common stock:

	Years Ended December 31,				Transition Period Ended December 31, 2018		Year Ended September 30, 2018
	2020		2019
Source of Distribution	Distribution Amount (1)	%	Distribution Amount (1)	%	Distribution Amount (1)	%	Distribution Amount (1)	%
Return of capital	$—	—%	$2,801,281	36.8%	$876,881	44.4%	$4,665,786	61.8%
Net investment income	5,625,029	100.0%	4,817,753	63.2%	1,098,653	55.6%	2,887,713	38.2%
Distributions on a tax basis:	$5,625,029	100.0%	$7,619,034	100.0%	$1,975,534	100.0%	$7,553,499	100.0%
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
For the years ended December 31, 2020 and 2019, and the transition period ended December 31, 2018, there were no permanent differences. For the year ended September 30, 2018, permanent difference was related to $0.1 million of amortization of deferred offering expenses, respectively.
    As of December 31, 2020 and 2019, the Company did not have differences between amortized cost basis and tax basis cost of investments.

Note 7. Directors’ Fees
The Company’s directors who do not serve in an executive officer capacity for the Company or Terra Income Advisors are entitled to receive annual cash retainer fees, fees for attending board and committee meetings and annual fees for serving as a committee chairperson. These directors receive an annual fee of $20,000, plus $2,500 for each board meeting attended in person, $1,000 for each board meeting attended via teleconference and $1,000 for each committee meeting attended. In addition, the chairman of the audit committee receives an annual fee of $7,500 and the chairman of each of the nominating and corporate governance and the valuation committees, and any other committee, receives an annual fee of $2,500 for their additional services. For the years ended December 31, 2020 and 2019, the transition period ended December 31, 2018 and the year ended September 30, 2018, the Company recorded $0.1 million, $0.1 million, $0.03 million and $0.1 million of directors’ fees expense, respectively.
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

Note 8. Capital
The Company’s Offering ended on April 20, 2018, at which time the Company had sold 8,878,606 shares of common stock, including shares purchased by Terra Capital Partners and excluding shares sold through the DRIP, in both an initial private placement and from the Offering, for gross proceeds of $103.6 million. On January 17, 2019, the Company sold 6,276 shares of common stock at a price of $9.56 per share to an officer in a private placement. As of December 31, 2020, the Company had 8,396,435 shares of common stock outstanding.
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
For the three months ended March 31, 2020, the Company repurchased 1,600 shares of the Company’s common stock at a price of $9.15 per share, as a result of an adjustment from the Q4 2019 tender offering. There was no common stock repurchased for the three months ended June 30 and September 30 and December 31, 2020.

The following table provides information with respect to the repurchases of the Company’s common stock for the year ended December 31, 2019, the transition period ended December 31, 2018 and the year ended September 30, 2018:

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

Note 9. Net Increase in Net Assets
Income per share is computed by dividing income available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of December 31, 2020 and 2019, there were no dilutive shares.
The following information sets forth the computation of the weighted average net increase in net assets per share from operations for the years ended December 31, 2020 and 2019, the transition period ended December 31, 2018 and the year ended September 30, 2018:

	Years Ended December 31,		Transition Period Ended December 31, 2018	Year Ended September 30, 2018
Basic	2020	2019
Net increase in net assets resulting from operations	$4,929,344	$4,851,132	$1,212,549	$2,943,883
Weighted average common shares outstanding	8,306,256	8,738,650	8,993,646	8,663,812
Net increase in net assets per share resulting from operations	$0.59	$0.56	$0.13	$0.34

Note 10. Distributions
Distributions from net investment income and capital gain distributions are determined in accordance with U.S. federal income tax regulations, which differ from U.S. GAAP.

The following table reflects the Company’s distributions for the years ended December 31, 2020 and 2019, the transition period ended December 31, 2018 and the year ended September 30, 2018:

Record Date	Payment Date	Per Share Per Day	Distributions Paid in Cash	Distributions Paid through the DRIP	Total Distributions Paid/Accrued
Year Ended December 31, 2020
January 28, 2020	January 31, 2020	$0.002383	$430,201	$177,853	$608,054
February 25, 2020	February 28, 2020	0.002383	407,142	163,022	570,164
March 26, 2020	March 31, 2020	0.002383	446,503	164,293	610,796
April 27, 2020	April 30, 2020	0.001239	223,554	84,855	308,409
May 26, 2020	May 29, 2020	0.001239	231,182	87,375	318,557
June 25, 2020	June 30, 2020	0.001239	226,467	82,177	308,644
July 28, 2020	July 31, 2020	0.001239	234,745	84,546	319,291
August 26, 2020	August 31, 2020	0.001239	235,402	84,252	319,654
September 25, 2020	September 30, 2020	0.001239	228,063	81,626	309,689
October 27, 2020	October 30, 2020	0.001239	237,395	82,958	320,353
November 24, 2020	November 30, 2020	0.001239	230,857	79,504	310,361
December 28, 2020	December 31, 2020	0.001239 (1)	985,547	335,510	1,321,057
			$4,117,058	$1,507,971	$5,625,029
_______________
(1)In addition, the Company made a special distribution of $0.11962 per share to shareholders on record as of December 28, 2020. Distributions paid in cash and distributions paid through the DRIP for the month of December included an aggregate special distribution of approximately $1.0 million.

Record Date	Payment Date	Per Share Per Day	Distributions Paid in Cash	Distributions Paid through the DRIP	Total Distributions Paid/Accrued
Year Ended December 31, 2019
January 20, 2019	January 31, 2019	$0.002389	$463,408	$201,500	$664,908
February 20, 2019	February 28, 2019	0.002389	423,071	179,129	602,200
March 20, 2019	March 29, 2019	0.002389	472,614	195,507	668,121
April 20, 2019	April 30, 2019	0.002389	449,880	189,779	639,659
May 20, 2019	May 31, 2019	0.002389	467,067	196,200	663,267
June 20, 2019	June 28, 2019	0.002389	462,358	180,237	642,595
July 26, 2019	July 29, 2019	0.002389	454,782	184,214	638,996
August 26, 2019	August 27, 2019	0.002389	456,261	184,190	640,451
September 25, 2019	September 26, 2019	0.002389	449,128	171,949	621,077
August 28, 2019	October 29, 2019	0.002389	440,990	178,613	619,603
November 25, 2019	November 29, 2019	0.002389	427,924	173,070	600,994
December 26, 2019	December 27, 2019	0.002389	438,482	178,681	617,163
			$5,405,965	$2,213,069	$7,619,034

Record Date	Payment Date	Per Share Per Day	Distributions Paid in Cash	Distributions Paid through the DRIP	Total Distributions Paid/Accrued
Transition Period Ended December 31, 2018
October 20, 2018	October 31, 2018	$0.002389	$457,760	$206,734	$664,494
November 20, 2028	November 30, 2018	0.002389	443,634	200,955	644,589
December 20, 2018	December 29, 2018	0.002389	460,843	205,608	666,451
			$1,362,237	$613,297	$1,975,534

Record Date	Payment Date	Per Share Per Day	Distributions Paid in Cash	Distributions Paid through the DRIP	Total Distributions Paid/Accrued
Year Ended September 30, 2018
October 20, 2017	October 31, 2017	$0.002389	$379,643	$182,495	$562,138
November 20, 2017	November 30, 2017	0.002389	383,269	182,003	565,272
December 20, 2017	December 29, 2017	0.002389	406,236	195,247	601,483
January 20, 2018	January 31, 2018	0.002389	409,747	204,116	613,863
February 20, 2018	February 27, 2018	0.002389	377,936	189,792	567,728
March 20, 2018	March 30, 2018	0.002389	450,154	210,657	660,811
April 20, 2018	April 27, 2018	0.002389	443,998	203,856	647,854
May 20, 2018	May 31, 2018	0.002389	464,061	213,512	677,573
June 20, 2018	June 29, 2018	0.002389	514,611	142,098	656,709
July 20, 2018	July 30, 2018	0.002389	525,722	147,067	672,789
August 20, 2018	August 31, 2018	0.002389	460,580	212,263	672,843
September 20, 2018	September 28, 2018	0.002389	454,247	199,189	653,436
			$5,270,204	$2,282,295	$7,552,499

Note 11. Financial Highlights
The following is a schedule of financial highlights for the years ended December 31, 2020 and 2019, the transition period ended December 31, 2018, the years ended September 30, 2018, 2017 and 2016:

	Years Ended December 31,		Transition Period Ended December 31, 2018	Years Ended September 30,
	2020	2019		2018	2017	2016
Per share data:
Net asset value at beginning of period	$9.16	$9.47	$9.56	$10.00	$10.06	$10.97
Results of operations (1):
Net investment income (loss)	0.59	0.57	0.12	0.31	0.15	(0.99)
Net change in unrealized (depreciation) appreciation on investments	(0.15)	(0.01)	0.01	0.03	0.08	0.08
Net realized gain on investments	0.14	—	—	—	—	—
Net change in unrealized depreciation (appreciation) on obligations under participation (2) agreements	0.01	—	—	—	—	(0.02)
Net increase (decrease) in net assets resulting from operations	0.59	0.56	0.13	0.34	0.23	(0.93)
Stockholder distributions (3):
Distributions from return of capital	—	(0.32)	(0.10)	(0.54)	(0.81)	(1.00)
Distributions from net investment income	(0.68)	(0.55)	(0.12)	(0.33)	(0.08)	—
Net (decrease) increase in net assets resulting from stockholder distributions	(0.68)	(0.87)	(0.22)	(0.87)	(0.89)	(1.00)
Capital share transactions:
Reduction of transaction charges (4)	—	—	—	—	0.42	—
Other (5)	—	—	—	0.09	0.18	1.02
Net increase in net assets resulting from capital share transactions	—	—	—	0.09	0.60	1.02
Net asset value, end of period	$9.07	$9.16	$9.47	$9.56	$10.00	$10.06
Shares outstanding at end of period	8,396,435	8,232,636	8,975,103	8,972,358	7,530,130	4,222,358
Total return (6)	6.60%	6.15%	5.29%	4.02%	8.10%	(0.26)%

Ratio/Supplemental data:
Net assets, end of period	$76,175,733	$75,378,088	$85,039,019	$85,773,410	$75,334,293	$42,474,748
Ratio of net investment income (loss) to average net assets (7)	6.51%	6.26%	4.92%	3.26%	1.47%	(9.30)%
Ratio of operating expenses to average net assets (7)(8)	6.85%	6.24%	7.28%	7.21%	7.73%	20.73%
Portfolio turnover	22.44%	28.37%	10.30%	10.22%	33.06%	—%
_______________

(1)The per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)The impact on net asset value was approximately $0.008 for the year ended December 31, 2019, $0.001 for the transition period ended December 31, 2018, and $0.002 and $0.005 for the year ended September 30, 2018 and 2017, respectively.
(3)The per share data for distributions reflects the actual amount of distributions declared per share during the period.
(4)Amount is calculated based on total shares outstanding as of September 30, 2017.
(5)The continuous issuance of shares of common stock in the Offering as well as pursuant to the DRIP may cause an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of the net asset value per share on each subscription closing date. In addition, the timing of the Company’s sales of shares during the year and the repurchases of shares also impacted the net asset value per share.
(6)Total return is calculated assuming a purchase of shares of common stock at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. The total return does not consider the effect of any selling commissions or charges that may have been incurred in connection with the sale of shares of our common stock. For the transition period ended December 31, 2018, the total return was annualized.
(7)For the year ended September 30, 2017, excluding the reduction of offering costs, the ratios of net investment loss and operating expenses to average net assets are (0.19)% and 9.38%, respectively. For the year ended September 30, 2016, excluding the expense support and conditional reimbursement, the ratio of net investment loss to average net assets was (11.49)% and the ratio of operating expenses to average net assets were 22.91%.
(8)Excluding the incentive fees on capital gains or reversal of previously accrued incentive fees on capital gains for the years ended December 31, 2020 and 2019, the transition period ended December 31, 2018, the years ended September 30, 2018, 2017 and 2019, the ratio of operating expenses to average net assets was 6.84% and 6.26%, 7.25%, 7.17%, 7.57%, 20.62%, respectively.

Note 12. Selected Quarterly Financial Data

	Three Months Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Total investment income	$2,193,988	$3,491,727	$2,222,301	$2,188,359
Total operating expenses	1,200,020	1,261,498	1,527,037	1,189,016
Net investment income	993,968	2,230,229	695,264	999,343
Net change in unrealized appreciation (depreciation) on investments	(202,693)	(173,793)	275,681	(1,127,435)
Net change unrealized depreciation (appreciation) on obligations under participation agreements	5,222	5,662	(7,202)	61,384
Net realized gain on investments	13,554	75,030	1,076,236	8,894
Net increase in net assets resulting from operations	$810,051	$2,137,128	$2,039,979	$(57,814)

Net investment income per share	$0.12	$0.27	$0.08	$0.12
Net increase in net assets resulting from operations per share	$0.10	$0.26	$0.25	$(0.01)

Net asset value per share at period end	$9.07	$9.21	$9.07	$8.93

	Three Months Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Total investment income	$3,028,982	$2,322,049	$2,237,536	$2,417,290
Total operating expenses	1,235,949	1,167,685	1,262,791	1,327,980
Net investment income	1,793,033	1,154,364	974,745	1,089,310
Net change in unrealized appreciation (depreciation) on investments	127,814	(88,082)	(8,666)	(117,912)
Net change unrealized depreciation (appreciation) on obligations under participation agreements	(66,090)	(4,149)	(3,235)	—
Net increase in net assets resulting from operations	$1,854,757	$1,062,133	$962,844	$971,398

Net investment income per share	$0.21	$0.13	$0.11	$0.12
Net increase in net assets resulting from operations per share	$0.22	$0.12	$0.11	$0.11

Net asset value per share at period end	$9.16	$9.15	$9.25	$9.37

Note 13. Subsequent Events
The management of the Company has evaluated events and transactions through the date the financial statements were issued and has determined that there are no material events other than the one described below that would require adjustment to or disclosure in the Company’s financial statements.
On February 10, 2021, the Company issued $34.8 million in aggregate principal amount of 7.00% fixed-rate notes due 2026, for net proceeds of $33.7 million after deducting underwriting commissions of $1.1million. In addition, the underwriters have an option to purchase an additional $5.2 million aggregate principal amount of notes within 30 days. On February 26, 2021, the underwriters exercised the option to purchase an additional $3.6 million of the notes for net proceeds of $3.5 million, after deducting underwriting commissions of $0.1 million. Interest on the notes is paid quarterly in arrears every March 30, June 30, September 30 and December 30, at a rate of 7.00% per year, beginning June 30, 2021. The notes mature on March 31, 2026. The notes may be redeemed in whole or in part at any time or from time to time at our option on or after February 10, 2023.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: March 8, 2021

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

Signature	Title	Date

/s/ Vikram S. Uppal	Chairman of the Board, Chief Executive Officer and President	March 8, 2021
Vikram S. Uppal	(Principal Executive Officer)

/s/ Gregory M. Pinkus	Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 8, 2021
Gregory M. Pinkus

/s/ Jeffrey M. Altman	Director	March 8, 2021
Jeffrey M. Altman

/s/ Spencer E. Goldenberg	Director	March 8, 2021
Spencer E. Goldenberg

/s/ Robert E. Marks	Director	March 8, 2021
Robert E. Marks