Form 10-Q
period 2021-03-31
Terra Income Fund 6, Inc.
filed 2021-05-12
CIK 1577134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 12, 2021, the registrant had 8,430,089 shares of common stock, $0.001 par value, outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the date of this document.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Terra Income Fund 6, Inc.
Statements of Assets and Liabilities

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Investments, at fair value — non-controlled (amortized cost of $20,142,408 and $20,118,124, respectively)	$20,203,566	$20,209,473
Investment through participation interest, at fair value — non-controlled (amortized cost of $43,399,731 and $46,486,623, respectively) (Note 4)	42,881,681	45,963,805
Marketable securities, at fair value — non-controlled (cost of $10,770,050 and $789,335, respectively)	11,051,413	864,170
Total investments	74,136,660	67,037,448
Cash and cash equivalents	43,745,204	13,703,374
Restricted cash	600,098	599,315
Interest receivable	574,591	374,188
Prepaid expenses and other assets	388,027	411,267
Total assets	119,444,580	82,125,592
Liabilities
Unsecured notes payable (net of debt issuance costs of $1,926,726 and $0)	36,445,026	—
Obligations under participation agreements, at fair value (proceeds of $4,250,000 and $4,250,000, respectively) (Note 4)	4,292,452	4,293,971
Interest reserve and other deposits held on investments	600,098	599,315
Due to Adviser, net	600,635	503,892
Accrued expenses	778,535	449,762
Interest payable on unsecured notes payable	359,698	—
Interest payable from obligations under participation agreements	90,549	93,618
Other liabilities	66,842	9,301
Total liabilities	43,233,835	5,949,859
Net assets	$76,210,745	$76,175,733
Commitments and contingencies (See Note 5)
Components of net assets:
Common stock, $0.001 par value, 450,000,000 shares authorized, and 8,422,203 and 8,396,435 shares issued and outstanding, respectively	$8,422	$8,396
Capital in excess of par	76,178,303	76,366,019
Accumulated distributable net income	24,020	(198,682)
Net assets	$76,210,745	$76,175,733
Net asset value per share	$9.05	$9.07

See notes to unaudited financial statements.

Terra Income Fund 6, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Investment income
Interest income	$2,138,391	$2,128,025
Dividend and other income	220,581	60,334
Total investment income	2,358,972	2,188,359
Operating expenses
Base management fees	476,064	373,023
Incentive fees (reversal of incentive fees) on capital gains (1)	37,222	(155,521)
Operating expense reimbursement to Adviser (Note 4)	255,212	212,272
Servicing fees (Note 2, Note 4)	125,339	181,339
Interest expense on unsecured notes payable	414,217	—
Professional fees	250,408	341,124
Interest expense from obligations under participation agreements (Note 4)	141,611	139,668
Directors’ fees	33,125	33,125
Insurance expense	55,877	53,657
General and administrative expenses	16,127	10,329
Total operating expenses	1,805,202	1,189,016
Net investment income	553,770	999,343
Net change in unrealized appreciation (depreciation) on investments	181,105	(1,127,435)
Net change in unrealized depreciation on obligations under participation agreements	5,005	61,384
Net realized gain on investments	—	8,894
Net increase (decrease) in net assets resulting from operations	$739,880	$(57,814)
Per common share data:
Net investment income per share	$0.07	$0.12
Net increase (decrease) in net assets resulting from operations per share	$0.09	$(0.01)
Weighted average common shares outstanding	8,405,272	8,252,302
_______________
(1)For the three months ended March 31, 2020, the Company reversed the previously accrued incentive fees on capital gains of $155,521. Incentive fees on capital gains are based on 20% of net realized and unrealized capital gains. No incentive fees on capital gains are actually payable by the Company with respect to unrealized gains unless and until those gains are realized.

See notes to unaudited financial statements.

Terra Income Fund 6, Inc.
Statements of Changes in Net Assets
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operations
Net investment income	$553,770	$999,343
Net change in unrealized appreciation (depreciation) on investments	181,105	(1,127,435)
Net change in unrealized depreciation on obligations under participation agreements	5,005	61,384
Net realized gain on investments	—	8,894
Net increase (decrease) in net assets resulting from operations	739,880	(57,814)
Stockholder distributions
Distributions from return of capital	(423,768)	(1,031,159)
Distributions from net investment income	(517,178)	(757,855)
Net decrease in net assets resulting from stockholder distributions	(940,946)	(1,789,014)
Capital share transactions
Reinvestment of stockholder distributions	236,078	505,168
Repurchases of common stock under stock repurchase plan	—	(14,640)
Net increase in net assets resulting from capital share transactions	236,078	490,528
Net increase (decrease) in net assets	35,012	(1,356,300)
Net assets, at beginning of period	76,175,733	75,378,088
Net assets, at end of period	$76,210,745	$74,021,788

Capital share activity
Shares outstanding, at beginning of period	8,396,435	8,232,636
Shares issued from reinvestment of stockholder distributions	25,768	55,520
Shares repurchased under stock repurchase plan and other	—	(1,600)
Shares outstanding, at end of period	8,422,203	8,286,556

See notes to unaudited financial statements.

Terra Income Fund 6, Inc.
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$739,880	$(57,814)
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net change in unrealized (appreciation) depreciation on investments	(181,105)	1,127,435
Net change in unrealized depreciation on obligations under participation agreements	(5,005)	(61,384)
Net realized gain on investments	—	(8,894)
Amortization and accretion of investment-related fees, net	(71,096)	(81,840)
Amortization of discount on unsecured note payable	33,000	—
Amortization of deferred financing costs	21,519	—
Amortization of discount on investments, net	—	(2,143)
Paid-in-kind interest, net	(30,694)	(25,995)
Purchases of investments	(10,857,990)	(7,126,443)
Repayments and proceeds from sale of investments	4,045,158	14,811
Changes in operating assets and liabilities:
Increase in interest receivable	(200,403)	(43,423)
Decrease (increase) in prepaid expenses and other assets	23,240	(40,778)
Increase in interest reserve and other deposits held on investments	783	65,021
Increase (decrease) in due to Adviser, net	96,743	(149,524)
Increase in accrued expenses	328,773	145,176
Increase in interest payable on unsecured notes payable	359,698	—
(Decrease) increase in interest payable from obligations under participation agreements	(3,069)	9,759
Decrease in other liabilities	54,293	(59,098)
Net cash used in operating activities	(5,646,275)	(6,295,134)
Cash flows from financing activities:
Proceeds from issuance of unsecured notes payable, net of discount	37,175,781	—
Proceeds from obligations under participation agreements	—	871,847
Payments of unsecured notes offering costs	(782,026)	—
Payments of stockholder distributions	(704,867)	(1,280,645)
Net cash provided by (used in) financing activities	35,688,888	(408,798)
Net increase (decrease) in cash, cash equivalents and restricted cash	30,042,613	(6,703,932)
Cash, cash equivalents and restricted cash, at beginning of period	14,302,689	17,681,699
Cash, cash equivalents and restricted cash, at end of period (Note 2)	$44,345,302	$10,977,767

Supplemental disclosure of cash flow information:
Interest paid on obligations under participation agreements	$141,194	$116,401
Supplemental non-cash information:
Reinvestment of stockholder distributions	$236,079	$508,369

See notes to unaudited financial statements.

Terra Income Fund 6, Inc.
Schedule of Investments (Unaudited)
March 31, 2021

Portfolio Company (1)	Collateral Location	Property Type	Coupon Rate (2)	Current Interest Rate	Exit Fee	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (3)	% of Net Assets (4)
Loan investments — non-controlled
Mezzanine loans:
Dwight Mezz II, LLC	US - CA	Student housing	11.00%	11.00%	0.00%	5/11/2017	5/6/2027	$3,000,000	$3,000,000	$3,033,760	4.0%
Stonewall Station Mezz LLC (5)(7)	US - NC	Land	Current 12.00% PIK 2.00%	14.00%	1.00%	5/31/2018	5/20/2021	4,694,433	4,727,056	4,747,489	6.2%
LD Milpitas Mezz, LP (5)(6)	US - CA	Hotel - extended stay	LIBOR + 10.25% (2.75% Floor)	13.00%	1.00%	6/27/2018	6/27/2021	17,000,000	17,142,408	17,169,806	22.6%
Havemeyer TSM LLC (7)(8)	US - NY	Mixed use	15.00%	15.00%	1.00%	12/18/2020	12/1/2022	6,295,100	6,241,307	6,349,884	8.3%
									31,110,771	31,300,939	41.1%
Preferred equity investments:
RS JZ Driggs, LLC (5)(7)(9)	US - NY	Multifamily	12.25%	12.25%	1.00%	5/1/2018	1/1/2021	4,489,444	4,533,833	4,511,776	5.9%
Orange Grove Property Investors, LLC (5)(7)	US - CA	Multifamily	LIBOR + 8.00% (4.00% Floor)	12.00%	1.00%	5/24/2018	6/1/2021	8,480,000	8,553,606	8,563,021	11.2%
370 Lex Part Deux, LLC (5)(7)	US - NY	Office	LIBOR + 8.25% (2.44% Floor)	10.69%	0.00%	12/17/2018	1/9/2022	19,364,503	19,343,929	18,709,511	24.6%
									32,431,368	31,784,308	41.7%

Total loan investments — non-controlled									$63,542,139	$63,085,247	82.8%

Portfolio Company (1)	Industry	Dividend Yield	Acquisition Date	Maturity Date	Shares	Cost	Fair Value	% of Net Assets (4)
Marketable securities — non-controlled (10):
Common and preferred shares
Nexpoint Real Estate Finance, Inc. - Series A Preferred Shares	REIT	8.5%	7/30/2020	7/24/2025	33,560	$789,335	$875,916	1.1%
Blackstone Mortgage Trust, Inc. - Class A Common Shares	REIT	7.6%	3/4/2021	N/A	214,280	6,490,991	6,642,680	8.7%
KKR Real Estate Finance Trust Inc. - Common Shares	REIT	8.7%	3/4/2021	N/A	106,679	1,994,534	1,961,827	2.6%
Starwood Property Trust, Inc. - Common Shares	REIT	7.6%	3/10/2021	N/A	63,500	1,495,190	1,570,990	2.1%
Total marketable securities — non-controlled						$10,770,050	$11,051,413	14.5%

Total investments — non-controlled						$74,312,189	$74,136,660	97.3%
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
(4)Percentages are based on net assets of $76.2 million as of March 31, 2021.
(5)Participation interest is with Terra Property Trust, Inc., a related-party real estate investment trust managed by an affiliate of the Company’s sponsor.
(6)The loan participation from the Company does not qualify for sale accounting and therefore, this loan remains in the Schedule of Investments. See “Obligations under Participation Agreements” in Note 3 in the accompanying notes to the financial statements.
(7)The Company acquired these investments through participation agreements. See “Participation Agreements” in Note 4 in the accompanying notes to the financial statements.
(8)Participation interest is with Mavik Real Estate Special Opportunities Fund REIT, LLC (formerly known as Terra Real Estate Credit Opportunities Fund REIT, LLC), a related-party real estate investment trust managed by an affiliate of the Company’s sponsor. The Company is committed to fund up to $7.4 million on this investment. As of March 31, 2021, the unfunded commitment was $1.1 million.
(9)This investment is currently in maturity default. The Company has exercised its rights and is facilitating the completion of construction of the underlying asset in anticipation of lease up and disposition of the asset.
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
(2)Some of the Company’s investments provide for coupon rate indexed to the LIBOR and are subject to a LIBOR floor.
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
(6)The loan participation from the Company does not qualify for sale accounting and therefore, this loan remains in the Schedule of Investments. See “Obligations under Participation Agreements” in Note 3 in the accompanying notes to the financial statements.
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
The Company previously retained Terra Capital Markets, LLC (“Terra Capital Markets”), an affiliate of Terra Income Advisors, to serve as the dealer manager of the Offering pursuant to the second amended and restated dealer manager agreement dated September 30, 2017 between the Company and Terra Capital Markets (the “Dealer Manager Agreement”). As the dealer manager, Terra Capital Markets was responsible for marketing the Company’s shares being offered pursuant to the Offering, which ended on April 20, 2018. On December 23, 2020, Terra Capital Markets assigned certain of its administrative functions and certain obligations under the Dealer Manager Agreement to the Company (see Note 4).
In February 2021, the Company issued $38.4 million in aggregate principal amount of 7.00% fixed-rate notes due 2026, for net proceeds of $37.2 million, after deducting underwriting commissions of $1.2 million, see “Unsecured Notes Payable” in Note 3 for more information.
On April 1, 2021, Mavik Capital Management, LP (“Mavik”), an entity controlled by Vikram S. Uppal, the Chief Executive Officer of the Company, completed a series of related transactions that resulted in all of the outstanding interests in Terra Capital Partners being acquired by Mavik for a combination of cash and interests in Mavik (the “Recapitalization”).
Prior to the Recapitalization, Terra Capital Partners was the immediate parent of Terra Income Advisors, and was ultimately controlled by Axar Real Estate Capital Group LLC (“Axar RE Manager”). In connection with the Recapitalization, Axar RE Manager assumed direct control of Terra Income Advisors by becoming its manager. Thus, the same parties that controlled Terra Income Advisors prior to the consummation of the Recapitalization have maintained control of Terra Income Advisors, and by the terms of the Recapitalization will continue to do so unless a new investment advisory and administrative services agreement between the Company and Terra Income Advisors is approved by the stockholders of the Company.
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
    The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s statements of assets and liabilities to the total amount shown in its statements of cash flows:

	March 31,
	2021	2020
Cash and cash equivalents	$43,745,204	$10,288,605
Restricted cash	600,098	689,162
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$44,345,302	$10,977,767

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
Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available actively quoted prices or for which fair value can be measured from actively quoted prices, generally, will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires subjective judgment and consideration of factors specific to the investment. The fair values of the Company’s loan investments are determined in good faith by the Board pursuant to the Company’s valuation policy and consistently applied valuation process. It is expected that the Company’s investments will primarily be classified as Level 3 investments. The fair value of the Company’s marketable securities is determined based on quoted prices in an active market and is classified as Level 1 of the fair value hierarchy.
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
Deferred Debt Issuance Costs: The Company records issue discounts and other financing costs related to its debt obligation as deferred debt issuance costs, which are presented as a direct deduction from the carrying value of the related debt liability. These expenses are deferred and amortized using the straight-line method over the stated maturity of the debt obligation.
Stockholder Dividends and Distributions:  Dividends and distributions to stockholders, which are determined in accordance with federal income tax regulations, are recorded on the declaration date. The amount to be paid out as a dividend or distribution is approved by the Board. Net realized capital gains, if any, are generally distributed or deemed distributed at least annually. The Company adopted an “opt in” DRIP pursuant to which stockholders may elect to have the full amount of stockholders cash distributions reinvested in additional shares of common stock. Participants in the DRIP are free to elect to participate or terminate participation in the plan within a reasonable time as specified in the plan. For stockholders who have opted in to the DRIP, they have their cash distributions reinvested in additional shares of common stock, rather than receiving the cash distributions. Pursuant to the DRIP, shares are issued at a price equal to the Company’s most recently disclosed net asset value (“NAV”) per share of its common stock immediately prior to the applicable distribution payment date.
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
Income Taxes:  The Company elected to be taxed as a REIT under the Code commencing with its short taxable year beginning October 1, 2018 and ending December 31, 2018. In order to qualify as a REIT, the Company is required, among other things, to distribute at least 90% of its REIT net taxable income to the stockholders and meet certain tests regarding the nature of its income and assets. To the extent any of the Company’s taxable income was not previously distributed, the Company will make a dividend declaration pursuant to Section 858(a)(1) of the Code, allowing the Company to treat certain dividends that are to be distributed after the close of a taxable year as having been paid during the taxable year. As a REIT, the Company is not subject to U.S. federal income taxes on income and gains distributed to the stockholders as long as certain requirements are satisfied, principally relating to the nature of income and the level of distributions, as well as other factors. If the Company fails to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal and state income taxes at regular corporate rates beginning with the year in which it fails to qualify and may be precluded from being able to elect to be treated as a REIT for the Company’s four subsequent taxable years. For the three months ended March 31, 2021 and 2020, the Company satisfied all the requirements for a REIT and accordingly, no provision for federal income taxes has been included in the financial statements.
The Company did not have any uncertain tax positions that met the recognition or measurement criteria under accounting for income taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its statements of operations. For the three months ended March 31, 2021 and 2020, the Company did not incur any interest or penalties. Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The Company’s 2016-2019 federal tax years remain subject to examination by the Internal Revenue Service and the state department of revenue.
Use of Estimates:  The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of income, expenses and gains and losses during the reporting period. Actual results may ultimately differ from those estimates, and those differences could be material.
The coronavirus (“COVID-19”) pandemic has had, and is expected to continue to have, a significant impact on local, national and global economies and has resulted in a world-wide economic slowdown. The Company continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its investments and operations. The Company believes the estimates and assumptions underlying its financial statements are reasonable and supportable based on the information available as of March 31, 2021; however, the extent to which the COVID-19 pandemic may impact the Company’s investments and operations going forward will depend on future developments, which are highly uncertain and cannot be predicted with confidence. These developments include the duration of the outbreak, the impact of the global vaccination effort, any new strains of the virus that are resistant to available vaccines, the impact of government stimulus, new information that may emerge concerning the severity of COVID-19, and actions taken by federal, state and local agencies as well as the general public to contain COVID-19 or treat its impact, among others. Accordingly, any estimates and assumptions as of March 31, 2021 inherently less certain than they would be absent the current and potential impacts of COVID-19.
The financial statements include loan investments at fair value of $63.1 million and $66.2 million at March 31, 2021 and December 31, 2020, respectively, and obligations under participation agreements at fair value of $4.3 million and $4.3 million at March 31, 2021 and December 31, 2020, respectively. These fair values have been determined in good faith by the Board. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments and obligations under participation agreements, and the differences could be material.
Recent Accounting Pronouncements: LIBOR is a benchmark interest rate referenced in a variety of agreements that are used by all types of entities. At the end of 2021, banks will no longer be required to report certain information that is used to determine LIBOR. As a result, LIBOR could be discontinued. Other interest rates used globally could also be discontinued for similar reasons. In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) — Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition (“ASU 2021-01”). ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. In the event LIBOR is unavailable, the Company’s investment documents provide for a substitute index, on a basis generally consistent with market practice, intended to put the Company in substantially the same economic position as LIBOR. As a result, the Company does not expect the reference rate reform and the adoption of ASU 2020-04 and ASU 2021-01 to have a material impact on its financial statements and disclosures.

Note 3. Investments and Debt
The following tables show the composition of the investment portfolio, at amortized cost and fair value at March 31, 2021 and December 31, 2020, respectively (with corresponding percentage of total portfolio investments):

	March 31, 2021
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Loans	$20,142,408	27.1%	$20,203,566	27.3%
Loans through participation interest (Note 4)	43,399,731	58.4%	42,881,681	57.8%
Marketable securities	10,770,050	14.5%	11,051,413	14.9%
Total	$74,312,189	100.0%	$74,136,660	100.0%

	December 31, 2020
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Loans	$20,118,124	29.9%	$20,209,473	30.1%
Loans through participation interest (Note 4)	46,486,623	68.9%	45,963,805	68.6%
Marketable securities	789,335	1.2%	864,170	1.3%
Total	$67,394,082	100.0%	$67,037,448	100.0%
Obligations under Participation Agreements
    The Company has elected the fair value option relating to accounting for debt obligations at their fair value for its obligations under participation agreements which arose due to partial loan sales which did not meet the criteria for sale treatment. The Company employs the same yield approach valuation methodology used for the real estate-related loan investments on the Company’s obligations under participation agreements. As of both March 31, 2021 and December 31, 2020, obligations under participation agreements at fair value was $4.3 million and the weighted average contractual interest rate on the obligations under participation agreements was 13.0%. For the three months ended March 31, 2021, the Company did not transfer any investments to affiliates through participation agreements and did not make any repayments on obligations under participation agreements. For the three months ended March 31, 2020, the Company transferred $0.9 million of investments to affiliates through participation agreements and did not make any repayments on obligations under participation agreements.
Valuation Methodology
    The fair value of the Company’s investment in preferred stock and common stock within the marketable securities portfolio is determined based on quoted prices in an active market and is classified as Level 1 of the fair value hierarchy. Additionally, the fair value of the Company's unsecured notes payable is determined based on quoted price in an active market and is also classified as Level 1.

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
The following tables present fair value measurements of investments, by major class, as of March 31, 2021 and December 31, 2020, according to the fair value hierarchy:

	March 31, 2021
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Loans	$—	$—	$20,203,566	$20,203,566
Loans through participation interest	—	—	42,881,681	42,881,681
Marketable securities	11,051,413	—	—	11,051,413
Total Investments	$11,051,413	$—	$63,085,247	$74,136,660

Obligations under participation agreements	$—	$—	$4,292,452	$4,292,452
Total Debt	$—	$—	$4,292,452	$4,292,452

	December 31, 2020
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Loans	$—	$—	$20,209,473	$20,209,473
Loans through participation interest	—	—	45,963,805	45,963,805
Marketable securities	864,170	—	—	864,170
Total Investments	$864,170	$—	$66,173,278	$67,037,448

Obligations under participation agreements	$—	$—	$4,293,971	$4,293,971

    Changes in the Company’s Level 3 investments for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31, 2021
	Loans	Loans Through Participation	Total Loan Investments	Obligations under Participation Agreements
Balance as of January 1, 2021	$20,209,473	$45,963,805	$66,173,278	$4,293,971
Purchases of investments	—	877,274	877,274	—
Repayments of investments	—	(4,045,158)	(4,045,158)	—
Net change in unrealized (depreciation) appreciation on investments	(30,191)	4,768	(25,423)	—
PIK interest income, net	—	30,694	30,694	—
Amortization and accretion of investment-related fees, net	24,284	50,298	74,582	3,486
Amortization of discount and premium on investments, net	—	—	—	—
Proceeds from obligations under participation agreements	—	—	—	—
Net change in unrealized depreciation on obligations under participation agreements	—	—	—	(5,005)
Balance as of March 31, 2021	$20,203,566	$42,881,681	$63,085,247	$4,292,452
Net change in unrealized appreciation or depreciation for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized depreciation or appreciation on loan investments and obligations under participation agreements	$(30,191)	$6,056	$(24,135)	$(5,005)

	Three Months Ended March 31, 2020
	Loans	Loans Through Participation	Total Loan Investments	Obligations under Participation Agreements
Balance as of January 1, 2020	$18,598,767	$43,237,452	$61,836,219	$3,204,263
Purchases of investments	3,487,388	581,227	4,068,615	—
Repayments of investments	—	—	—	—
Net change in unrealized depreciation on investments	(478,240)	(833,215)	(1,311,455)	—
PIK interest income, net	—	25,995	25,995	—
Amortization and accretion of investment-related fees, net	41,161	54,187	95,348	13,508
Amortization of discount and premium on investments, net	2,143	—	2,143	—
Proceeds from obligations under participation agreements	—	—	—	871,847
Net change in unrealized depreciation on obligations under participation agreements	—	—	—	(61,384)
Balance as of March 31, 2020	$21,651,219	$43,065,646	$64,716,865	$4,028,234
Net change in unrealized appreciation or depreciation for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized depreciation on loan investments and obligations under participation agreements	$(478,240)	$(833,215)	$(1,311,455)	$(61,384)

    Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur. For the three months ended March 31, 2021 and 2020, there were no transfers.

Significant Unobservable Inputs
The following table summarizes the significant unobservable inputs used by the Company to value the Level 3 investments as of March 31, 2021 and December 31, 2020. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

March 31, 2021
		Primary Valuation Technique	Unobservable Input	Range		Weighted
Asset Category	Fair Value			Minimum	Maximum	Average
Assets:
Loans	$20,203,566	Discounted cash flow	Discount rate	10.90%	12.89%	12.59%
Loans through participation interest	42,881,681	Discounted cash flow	Discount rate	12.13%	20.05%	14.82%
Total Level 3 Assets	$63,085,247
Liabilities:
Obligations under participation agreements	$4,292,452	Discounted cash flow	Discount rate	12.89%	12.89%	12.89%

December 31, 2020
		Primary Valuation Technique	Unobservable Input	Range		Weighted
Asset Category	Fair Value			Minimum	Maximum	Average
Assets:
Loans	$20,209,473	Discounted cash flow	Discount rate	10.90%	12.89%	12.59%
Loans through participation interest	45,963,805	Discounted cash flow	Discount rate	12.13%	20.05%	14.71%
Total Level 3 Assets	$66,173,278
Liabilities:
Obligations under participation agreements	$4,293,971	Discounted cash flow	Discount rate	12.89%	12.89%	12.89%
    If the weighted average discount rate used to value the Company’s investments were to increase, the fair value of the Company’s investments would decrease. Conversely, if the weighted average discount rate used to value the Company’s investments were to decrease, the fair value of Company’s investments would increase.
Financial Instruments Not Carried at Fair Value
On February 10, 2021, the Company issued $34.8 million in aggregate principal amount of 7.00% fixed-rate notes due 2026, for net proceeds of $33.7 million after deducting underwriting commissions of $1.1million. On February 26, 2021, the underwriters exercised the option to purchase an additional $3.6 million of the notes for net proceeds of $3.5 million, after deducting underwriting commissions of $0.1 million. Interest on the notes is paid quarterly in arrears every March 30, June 30, September 30 and December 30, at a rate of 7.00% per year, beginning June 30, 2021. The notes mature on March 31, 2026. The notes may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after February 10, 2023.
In accordance with the 1940 Act, the Company is allowed to borrow amounts such that its asset coverage, calculated pursuant to the 1940 Act, is at least 150% after such borrowing. Additionally, under the Indenture between the Company and the trustee, the Company is required to maintain a minimum asset coverage ratio of 200%. As of March 31, 2021, the Company’s asset coverage ratio was 274%. As such, the Company was in compliance with the asset coverage ratio requirement under the Indenture as well as the 1940 Act.
The table below presents detailed information regarding the unsecured notes payable at March 31, 2021:

	March 31, 2021
	Principal Balance	Carrying Value (1)	Fair Value (2)
Unsecured notes payable	$38,375,000	$36,445,026	$39,142,500
_______________
(1)Amount is net of unamortized issue discount of $1.2 million and unamortized deferred financing costs of $0.8 million.
(2)Valuation falls under Level 1 of the fair value hierarchy, which is based on the trading price of $25.5 as of the close of business day on March 31, 2021.

For the three months ended March 31, 2021, the components of interest expense were as follows:

Three Months Ended March 31, 2021
Stated interest expense	$359,698
Amortization of issue discount	33,000
Amortization of financing costs	21,519
Total interest expense	$414,217
Weighted average debt outstanding	$20,675,000
Cash paid for interest expense	$—
Stated interest rate	7.00%
Effective interest rate (1)	7.63%
_______________
(1)The effective interest rate of the debt component is equal to the stated interest rate plus the amortization of issue discount.

Note 4. Related Party Transactions
    The Company entered into various agreements with Terra Income Advisors whereby the Company pays and reimburses Terra Income Advisors for certain fees and expenses. Additionally, the Company paid Terra Capital Markets certain fees providing certain administrative support services.
    The following table presents a summary of such fees and reimbursements in accordance with the terms of the related agreements:

	Three Months Ended March 31,
	2021	2020
Amounts Included in the Statements of Operations
Base management fees	$476,064	$373,023
Incentive fees (reversal of incentive fees) on capital gains (1)	37,222	(155,521)
Operating expense reimbursement to Adviser (2)	255,212	212,272
Servicing fees (3)	—	181,339
_______________
(1)For the three months ended March 31, 2020, the Company reversed the previously accrued incentive fees on capital gains of $155,521. Incentive fees on capital gains are based on 20% of net realized and unrealized capital gains. No incentive fees on capital gains are actually payable by the Company with respect to unrealized gains unless and until those gains are realized.
(2)Amounts were primarily compensation for time spent supporting the Company’s day-to-day operations.
(3)As discussed in “Servicing Plan” below, on September 30, 2017, the Company adopted the servicing plan. The servicing fee is recorded as expense on the statements of operations in the period in which it was incurred. As of both March 31, 2021 and December 31, 2020, unpaid servicing fees were $0.2 million and were included in accrued expenses on the statements of assets and liabilities. Staring on December 23, 2020, the Company pays the servicing fees to brokers directly.

Due to / Due from Adviser
The Company determined that it has the right of offset on the amounts due to and due from Terra Income Advisors under the guidance in ASC Topic 210, Balance Sheet. As such, the net amount is presented as Due to Adviser, net on the statements of assets and liabilities.
The following table presents a summary of Due to Adviser, net as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Due to Adviser:
Base management fee and expense reimbursement payable	$563,413	$342,157
Incentive fees on capital gains (1)	37,222	161,735
	600,635	503,892
Due from Adviser:
Reimbursable costs - other operating expense	—	—
Due to Adviser, net	$600,635	$503,892
_______________
(1)Incentive fees on capital gains are based on 20% of accumulated net realized and unrealized capital gains of $0.2 million and $0.8 million as of March 31, 2021 and December 31, 2020, respectively. No incentive fees on capital gains are actually payable by the Company with respect to unrealized gains unless and until those gains are realized.
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
Servicing Plan
On September 30, 2017, the Board adopted the servicing plan (the “Servicing Plan”). Pursuant to the Servicing Plan, Terra Capital Markets was entitled to receive a servicing fee at an annual rate of 1.125% of the most recently published NAV per share of the Company’s common stock, of which up to 0.75% is reallowed to selected dealers, in exchange for providing certain administrative support services. With respect to each share sold, excluding shares sold through the DRIP, the servicing fee is payable annually on the anniversary of the applicable month of purchase. The Servicing Plan will remain in effect for so long as such continuance is approved quarterly by the Board, including a majority of the directors who are not “interested persons” as defined in the 1940 Act and who have no direct or indirect financial interest in the operation of the Servicing Plan or in any agreements entered into in connection therewith. In addition, the Board will review all payments made pursuant to the Servicing Plan at least quarterly. The Company will no longer incur the annual servicing fee upon the earlier of (i) the aggregate underwriting compensation from all sources, including selling commissions, dealer manager fees, broker-dealer fees, and servicing fees would exceed 10% of the gross proceeds in the Offering, (ii) with respect to a specific share, the date that such share is redeemed or is no longer outstanding, and (iii) the date, if any, upon which a liquidity event occurs.
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
Participation interest purchased by the Company: The below tables list the investment interests participated by the Company via participation agreement (each, a “PA”) as of March 31, 2021 and December 31, 2020. In accordance with the terms of each PA, each participant’s rights and obligations, including interest income and other income (e.g., exit fee and prepayment income) and related fees/expenses are based upon its respective pro-rata participation interest in such investments, as specified in the respective PA. The Company’s share of the investment is repayable only from the proceeds received from the related borrower/issuer of the investment, and therefore the Company is also subject to the credit risk (i.e., risk of default by the underlying borrower/issuer).
Pursuant to each PA, the affiliated fund receives and allocates the interest income and other related investment incomes in respect of the investment to the Company. The Company pays related expenses (i.e., the base management fee) directly to Terra Income Advisors.

	March 31, 2021			December 31, 2020
	Participating Interests	Principal Balance	Fair Value	Participating Interests	Principal Balance	Fair Value
370 Lex Part Deux, LLC (1)	35.0%	$19,364,503	$18,709,511	35.0%	$18,856,077	$18,177,257
Orange Grove Property Investors, LLC (1)	80.0%	8,480,000	8,563,021	80.0%	8,480,000	8,565,819
Havemeyer TSM LLC (2)	23.0%	6,295,100	6,349,884	23.0%	6,295,100	6,347,853
Stonewall Station Mezz LLC (1)(3)	44.0%	4,694,433	4,747,489	44.0%	4,594,729	4,607,695
RS JZ Driggs, LLC (1)	50.0%	4,489,444	4,511,776	50.0%	4,272,257	4,306,434
City Gardens 333 LLC (1)(4)	14.0%	—	—	14.0%	3,962,508	3,958,747
Total		$43,323,480	$42,881,681		$46,460,671	$45,963,805
_______________
(1)The loan is held in the name of Terra Property Trust, Inc., an affiliated entity managed by a subsidiary of Terra Capital Partners.
(2)The loan is held in the name of Mavik Real Estate Special Opportunities Fund REIT, LLC (formerly known as Terra Real Estate Credit Opportunities Fund REIT, LLC) via a participation agreement.
(3)The principal amount includes PIK interest of $0.3 million and $0.2 million as of March 31, 2021 and December 31, 2020, respectively.
(4)The loan was repaid in February 2021.
Transfers of participation interests by the Company: The following table summarizes the investments that were subject to PAs with investment partnerships affiliated with Terra Income Advisors as of March 31, 2021 and December 31, 2020:

			March 31, 2021
			Transfers treated as obligations under participation agreements
	Principal	Fair Value	% Transferred	Principal	Fair Value
LD Milpitas Mezz, LP (1)	$17,000,000	$17,169,806	25.0%	$4,250,000	$4,292,452

			December 31, 2020
			Transfers treated as obligations under participation agreements
	Principal	Fair Value	% Transferred	Principal	Fair Value
LD Milpitas Mezz, LP (1)	17,000,000	17,175,880	25.0%	4,250,000	4,293,971
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

Note 5. Commitments and Contingencies
Impact of COVID-19
The full extent of the impact of the COVID-19 pandemic on the global economy generally, and the Company’s business in particular, will depend on future developments, which are highly uncertain and cannot be predicted with confidence. As of March 31, 2021, no contingencies have been recorded on the Company’s balance sheet as a result of the COVID-19 pandemic, however as the pandemic continues, it may have long-term impacts on the Company’s financial condition, results of operations, and cash flows. Refer to Note 2 for further discussion of the COVID-19 pandemic.
Funding Commitments
In the ordinary course of business, the Company may enter into future funding commitments, which are subject to the borrower meeting certain performance-related metrics that are monitored by the Company. As of both March 31, 2021 and December 31, 2020, the Company had $1.1 million of unfunded commitments. The Company maintained sufficient cash on hand to fund such unfunded commitments, including matching these commitments with principal repayments on outstanding loans.
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
The following table reconciles net increase in net assets resulting from operations to taxable income:

	Three Months Ended March 31,
	2021	2020
Net increase (decrease) in net assets resulting from operations	$739,880	$(57,814)
Net change in unrealized (appreciation) depreciation on investments	(181,105)	1,127,435
Net change in unrealized depreciation on obligations under participation agreements	(5,005)	(61,384)
Incentive fees (reversal on incentive fees) on capital gains	37,222	(155,521)
Other temporary differences (1)	(73,814)	(94,861)
Total taxable income	$517,178	$757,855

_______________
(1)Other temporary differences primarily related to capitalization and amortization of transaction-related fees.
The following table reflects, for tax purposes, the estimated sources of the cash distributions that the Company has paid on its common stock:

	Three Months Ended March 31,
	2021		2020
Source of Distribution	Distribution Amount (1)	%	Distribution Amount (1)	%
Return of capital	$423,768	45.0%	$1,031,159	57.6%
Net investment income	517,178	55.0%	757,855	42.4%
Distributions on a tax basis:	$940,946	100.0%	$1,789,014	100.0%
_______________
(1)The Distribution Amount and Percentage reflected are estimated figures. The actual source of distributions is calculated in connection with the filing of the Company’s tax return.
    As of March 31, 2021 and December 31, 2020, the Company did not have differences between amortized cost basis and tax basis cost of investments.

Note 7. Directors’ Fees
The Company’s directors who do not serve in an executive officer capacity for the Company or Terra Income Advisors are entitled to receive annual cash retainer fees, fees for attending board and committee meetings and annual fees for serving as a committee chairperson. These directors receive an annual fee of $20,000, plus $2,500 for each board meeting attended in person, $1,000 for each board meeting attended via teleconference and $1,000 for each committee meeting attended. In addition, the chairman of the audit committee receives an annual fee of $7,500 and the chairman of each of the nominating and corporate governance and the valuation committees, and any other committee, receives an annual fee of $2,500 for their additional services. For the three months ended March 31, 2021 and 2020, the Company recorded $0.03 million and $0.03 million of directors’ fees expense, respectively.
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

Note 8. Capital
The Company’s Offering ended on April 20, 2018, at which time the Company had sold 8,878,606 shares of common stock, including shares purchased by Terra Capital Partners and excluding shares sold through the DRIP, in both an initial private placement and from the Offering, for gross proceeds of $103.6 million. On January 17, 2019, the Company sold 6,276 shares of common stock at a price of $9.56 per share to an officer in a private placement. As of March 31, 2021, the Company had 8,422,203 shares of common stock outstanding.
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

For the three months ended March 31, 2020, the Company repurchased 1,600 shares of the Company’s common stock at a price of $9.15 per share, as a result of an adjustment from the Q4 2019 tender offering. There was no common stock repurchased for the three months ended June 30, September 30, 2020, December 31, 2020 and March 31, 2021.

Note 9. Net Increase in Net Assets
Income per share is computed by dividing income available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of March 31, 2021 and December 31, 2020, there were no dilutive shares.
The following information sets forth the computation of the weighted average net increase in net assets per share from operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
Basic	2021	2020
Net increase (decrease) in net assets resulting from operations	$739,880	$(57,814)
Weighted average common shares outstanding	8,405,272	8,252,302
Net increase (decrease) in net assets per share resulting from operations	$0.09	$(0.01)

Note 10. Distributions
Distributions from net investment income and capital gain distributions are determined in accordance with U.S. federal income tax regulations, which differ from U.S. GAAP.
The following table reflects the Company’s distributions for the three months ended March 31, 2021 and 2020:

Record Date	Payment Date	Per Share Per Day	Distributions Paid in Cash	Distributions Paid through the DRIP	Total Distributions Paid/Accrued
Three Months Ended March 31, 2021
January 28, 2021	January 31, 2021	$0.001239	$241,041	$81,397	$322,438
February 25, 2021	February 28, 2021	0.001239	219,664	73,721	293,385
March 26, 2021	March 31, 2021	0.001247	244,162	80,961	325,123
			$704,867	$236,079	$940,946

Record Date	Payment Date	Per Share Per Day	Distributions Paid in Cash	Distributions Paid through the DRIP	Total Distributions Paid/Accrued
Three Months Ended March 31, 2020
January 28, 2020	January 31, 2020	$0.002383	$430,201	$177,853	$608,054
February 25, 2020	February 28, 2020	$0.002383	407,142	163,022	570,164
March 26, 2020	March 31, 2020	$0.002383	446,503	164,293	610,796
			$1,283,846	$505,168	$1,789,014

Note 11. Financial Highlights
The following is a schedule of financial highlights for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Per share data:
Net asset value at beginning of period	$9.07	$9.16
Results of operations (1):
Net investment income	0.07	0.12
Net change in unrealized appreciation (depreciation) on investments	0.02	(0.14)
Net change in unrealized depreciation on obligations under participation (2) agreements	—	0.01
Net increase (decrease) in net assets resulting from operations	0.09	(0.01)
Stockholder distributions (3):
Distributions from return of capital	(0.05)	(0.13)
Distributions from net investment income	(0.06)	(0.09)
Net decrease in net assets resulting from stockholder distributions	(0.11)	(0.22)
Net asset value, end of period	$9.05	$8.93
Shares outstanding at end of period	8,422,203	8,286,556
Total return (4)	1.00%	(0.18)%

Ratio/Supplemental data:
Net assets, end of period	$76,210,745	$74,021,788
Ratio of net investment income to average net assets (5)	3.10%	4.75%
Ratio of operating expenses to average net assets (5)(6)	9.46%	7.03%
Portfolio turnover	5.73%	0.02%
_______________
(1)The per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)The impact on net asset value was less than $0.001 for the three months ended March 31, 2021.
(3)The per share data for distributions reflects the actual amount of distributions declared per share during the period.
(4)Total return is calculated assuming a purchase of shares of common stock at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. The total return does not consider the effect of any selling commissions or charges that may have been incurred in connection with the sale of shares of our common stock.
(5)These ratios are calculated using annualized net investment income and operating expenses.
(6)Excluding the reversal of previously accrued incentive fees on capital gains for the three months ended March 31, 2021 and 2020, the ratio of operating expenses to average net assets was 9.41% and 7.24%, respectively.

Note 12. Subsequent Events
The management of the Company has evaluated events and transactions through the date the financial statements were issued and has determined that there are no material events other than the one described below that would require adjustment to or disclosure in the Company’s financial statements.
On April 9, 2021, the Company, as borrower, entered into a credit agreement (the “Credit Agreement”) with Eagle Point Credit Management LLC, as the administrative agent and collateral agent (“Eagle Point”), and certain funds and accounts managed by Eagle Point, as lenders (in such capacity, collectively, the “Lenders”). The Credit Agreement provides for (i) a delayed draw term loan to the Company of $25.0 million (the “Term Loan”) and (ii) additional incremental loans in a minimum amount of $1.0 million and multiples of $0.5 million in excess thereof, which may be approved by a Lender in its sole discretion (“Incremental Loans,” and together with the Term Loan, the “Loans”).
In connection with its entry into the Credit Agreement, the Company also entered into a security agreement (the “Security Agreement”), by and among the Company, as grantor, and Eagle Point, as administrative agent, for the benefit of the Lenders, their affiliates and Eagle Point as the secured parties thereunder. Pursuant to the Security Agreement, the Company pledged substantially all of its now owned and hereafter acquired property as security for the obligations of the Company under the Credit Agreement, subject to certain limitations and restrictions set forth in the Security Agreements.

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
FORWARD-LOOKING STATEMENTS
Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q may include, but are not limited to, statements as to:
•our future operating results;
•the potential negative impacts of COVID-19 on the global economy and the impacts of COVID-19 on our financial condition, results of operations, liquidity and capital resources and business operations;

•actions that may be taken by governmental authorities to contain the COVID-19 pandemic or to treat its impact;
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
•actual and potential conflicts of interest with any of the following affiliated entities: Terra Income Advisors, LLC, our investment adviser (“Terra Income Advisors”); Terra Capital Partners, LLC (“Terra Capital Partners”), our sponsor; Terra REIT Advisors, LLC, a subsidiary of Terra Capital Partners; Terra Fund Advisors, LLC, an affiliate of Terra Capital Partners; Terra JV, LLC and, together with, Terra Secured Income Fund 5, LLC, Terra Secured Income Fund 5 International, Terra Income Fund International and Terra Secured Income Fund 7, LLC, the “Terra Income Funds”; Terra Property Trust Inc; Terra Offshore Funds REIT, LLC (formerly known as International Fund 3 REIT, LLC); Mavik Real Estate Special Opportunities Fund, LP (formerly known as Terra Real Estate Credit Opportunities Fund, LP).; or any of their affiliates;
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
Overview
We were incorporated under the general corporation laws of the State of Maryland on May 15, 2013 and commenced operations on June 24, 2015. Prior to June 24, 2015, we had no operations except for matters relating to our organization and registration. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and previously elected to be taxed for federal income tax purposes, beginning with our taxable year ended September 30, 2015, and qualified annually thereafter, as a regulated investment company (“RIC”) under Subchapter M of the Code. On December 31, 2018, we announced our intention to change our tax election from taxation as a RIC to taxation as a REIT. The REIT tax election allows us to benefit from the preferential tax treatment afforded to RICs and REITs without us being subject to RIC-specific diversification restrictions. We elected to be taxed as a REIT under the Code commencing with our short taxable year beginning October 1, 2018 and ending December 31, 2018 and believe we have operated so as to qualify to be taxed as a REIT under Subchapter M of the Code. Concurrent with the change in tax election, we changed our fiscal year end from September 30 to December 31 to satisfy the REIT requirement.
Our investment activities are externally managed by Terra Income Advisors and supervised by our board of directors (the “Board”), a majority of whom are independent. Under the investment advisory and administration services agreement (the “Investment Advisory Agreement”), we have agreed to pay Terra Income Advisors an annual base management fee based on our average quarterly gross assets, as well as incentive fees based on our performance. We are also responsible for future payments of the servicing fee to selected dealers under the servicing plan as a result of the assignment by Terra Capital Markets, LLC (“Terra Capital Markets”) to us of certain administrative functions and other obligations under the second amended and restated dealer manager agreement dated September 30, 2017 between us and Terra Capital Markets (the “Dealer Manager Agreement”) and related selected dealer agreements. See “— Related Party Transactions — Compensation of Terra Income Advisors and Terra Capital Markets” below.
On April 1, 2021, Mavik Capital Management, LP (“Mavik”), an entity controlled by Vikram S. Uppal, our Chief Executive Officer, completed a series of related transactions that resulted in all of the outstanding interests in Terra Capital Partners being acquired by Mavik for a combination of cash and interests in Mavik (the “Recapitalization”).
Prior to the Recapitalization, Terra Capital Partners was the immediate parent of Terra Income Advisors, and was ultimately controlled by Axar Real Estate Capital Group LLC (“Axar RE Manager”). In connection with the Recapitalization, Axar RE Manager assumed direct control of Terra Income Advisors by becoming its manager. Thus, the same parties that controlled Terra Income Advisors prior to the consummation of the Recapitalization have maintained control of Terra Income Advisors, and by the terms of the Recapitalization will continue to do so unless a new investment advisory and administrative services agreement between us and Terra Income Advisors is approved by our stockholders.
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
The coronavirus (COVID-19) pandemic has had, and is expected to continue to have, a significant impact on local, national and global economies and has resulted in a world-wide economic slowdown. While certain economies have exhibited growth of late when compared to earlier months of 2020, the amount of economic recovery will continue to be impacted by reductions and restrictions in economic activity resulting from increased COVID-19 cases. We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our investments and operations. The extent to which the COVID-19 pandemic may impact our investments and operations going forward will depend on future developments, which are highly uncertain and cannot be predicted with confidence. These developments include the duration of the outbreak, the impact of the global vaccination effort, any new strains of the virus that are resistant to available vaccines, the impact of government stimulus, new information that may emerge concerning the severity of COVID-19, and actions taken by federal, state and local agencies as well as the general public to contain COVID-19 or treat its impact, among others.
We believe, however, that compelling opportunities for us will emerge as a result of the economic downtown caused by the COVID-19 pandemic. While it has had a demonstrable effect on employment, the economy and the national psyche, the impact of the pandemic on property values has yet to be fully realized because property values are the result of slow moving forces, including consumer behavior, supply and demand for space, availability and pricing of mortgage financing and investor demand for property. As these factors become clear and commercial real estate is repriced accordingly, we believe there will be abundant opportunities available to experienced alternative lenders such as us to provide financing for property acquisition, refinancing, development and redevelopment on attractive terms that reflect the new realities of the economy.
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

	March 31, 2021
	Gross Loan Investments		Transfers Treated as Obligations Under Participation Agreements		Net Loan Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair value
370 Lex Part Deux, LLC	$19,343,929	$18,709,511	$—	$—	$19,343,929	$18,709,511
LD Milpitas Mezz, LP	17,142,408	17,169,806	4,285,562	4,292,452	12,856,846	12,877,354
Orange Grove Property Investors, LLC	8,553,606	8,563,021	—	—	8,553,606	8,563,021
Havemeyer TSM LLC	6,241,307	6,349,884	—	—	6,241,307	6,349,884
Stonewall Station Mezz LLC	4,727,056	4,747,489	—	—	4,727,056	4,747,489
RS JZ Driggs, LLC	4,533,833	4,511,776	—	—	4,533,833	4,511,776
Dwight Mezz II LLC	3,000,000	3,033,760	—	—	3,000,000	3,033,760
Total loan investments	63,542,139	63,085,247	4,285,562	4,292,452	59,256,577	58,792,795
Marketable securities	10,770,050	11,051,413	—	—	10,770,050	11,051,413
Total investments	$74,312,189	$74,136,660	$4,285,562	$4,292,452	$70,026,627	$69,844,208

	December 31, 2020
	Gross Loan Investments		Transfers Treated as Obligations Under Participation Agreements		Net Loan Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair value
370 Lex Part Deux, LLC	$18,829,330	$18,177,257	$—	$—	$18,829,330	$18,177,257
LD Milpitas Mezz, LP	17,118,124	17,175,880	4,285,562	4,293,971	12,832,562	12,881,909
Orange Grove Property Investors, LLC	8,539,823	8,565,819	—	—	8,539,823	8,565,819
Havemeyer TSM LLC	6,222,830	6,347,853	—	—	6,222,830	6,347,853
Stonewall Station Mezz LLC	4,623,925	4,607,695	—	—	4,623,925	4,607,695
RS JZ Driggs, LLC	4,313,257	4,306,434	—	—	4,313,257	4,306,434
City Gardens 333 LLC	3,957,458	3,958,747	—	—	3,957,458	3,958,747
Dwight Mezz II LLC	3,000,000	3,033,593	—	—	3,000,000	3,033,593
Total loan investments	66,604,747	66,173,278	4,285,562	4,293,971	62,319,185	61,879,307
Marketable securities	789,335	864,170	—	—	789,335	864,170
Total investments	$67,394,082	$67,037,448	$4,285,562	$4,293,971	$63,108,520	$62,743,477

	Three Months Ended March 31,
	2021		2020
	Weighted Average Principal Amount	Weighted Average Coupon Rate	Weighted Average Principal Amount	Weighted Average Coupon Rate
Gross loan investments	$64,473,542	10.9%	$64,149,387	12.1%
Obligations under participation agreements	(4,250,000)	13.0%	(3,839,178)	13.0%
Net loan investments (1)	$60,223,542	10.8%	$60,310,209	12.0%
_______________
(1)The weighted average coupon rate for net investments represents net interest income over the period calculated using the weighted average coupon rate and weighted average principal amount shown on the table (interest income on the investments less interest expense) divided by the weighted average principal amount of the net investments during the period.
Many companies, and in particular those in the hospitality and office sectors, have been, and are expected to continue to be, negatively impacted by the COVID-19 pandemic. Our portfolio is concentrated in a limited number of industries and borrowers, and, as a result, a downturn in any particular industry or borrower in which we are heavily invested may significantly impact the aggregate returns we realize. If an industry in which we are heavily invested suffers from adverse business or economic conditions (as a result of the COVID-19 pandemic or otherwise), a material portion of our investment could be affected adversely, which, in turn, could adversely affect our financial position and results of operations. For example, as of March 31, 2021, our investments secured by hospitality and office properties represented approximately 22.6% and 24.6%, respectively, of our net assets. In addition, as of March 31, 2021, we held only seven investments and our largest loan investment represented approximately 24.6% of our net assets and our top three loan investments represented approximately 58.4% of our net assets.
Portfolio Investment Activity
For the three months ended March 31, 2021 and 2020, we invested $0.9 million and $4.1 million in add-on loans, and $10.0 million and $3.1 million in marketable securities, respectively. Additionally, for the three months ended March 31, 2021, we had $4.0 million of loan repayments. There were no loan repayments for the three months ended March 31, 2020.
In February 2021, we issued $38.4 million in aggregate principal amount of 7.00% fixed-rate notes due 2026, for net proceeds of $37.2 million after deducting underwriting commissions of $1.2 million.

    Our portfolio composition, based on fair value at March 31, 2021 and December 31, 2020 was as follows:

	March 31, 2021			December 31, 2020
	Investments at Fair Value	Percentage of Total Portfolio	Weighted Average Coupon Rate (1)	Investments at Fair Value	Percentage of Total Portfolio	Weighted Average Coupon Rate (1)
Loans	$20,203,566	27.3%	12.7%	$20,209,473	30.1%	12.7%
Loans through participation interest	42,881,681	57.8%	9.9%	45,963,805	68.6%	10.1%
Marketable securities	11,051,413	14.9%	8.5%	864,170	1.3%	8.5%
Total	$74,136,660	100.0%	10.8%	$67,037,448	100.0%	10.8%
_______________
(1)Based upon the principal value of our investments.
The following table shows the portfolio composition by property type grouping based on fair value at March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value		Percentage of Total Portfolio
Office	$18,709,511	25.2%	$18,177,257		27.1%
Hotel - extended stay	17,169,806	23.2%	17,175,880		25.6%
Multifamily	13,074,797	17.6%	4,306,434		6.4%
Mixed use	6,349,884	8.6%	6,347,853	9.5	9.5%
Land	4,747,489	6.4%	4,607,695		6.9%
Student housing	3,033,760	4.1%	6,992,340		10.4%
Condominium	—	—%	8,565,819		12.8%
Total loan investments	63,085,247	85.1%	66,173,278		98.7%
Marketable securities	11,051,413	14.9%	864,170		1.3%
Total investments	$74,136,660	100.0%	$67,037,448		100.0%

Senior Unsecured Notes
In February 2021, we issued $38.4 million in aggregate principal amount of 7.00% fixed-rate notes due 2026, for net proceeds of $37.2 million after deducting underwriting commissions of $1.2 million. Interest on the notes is paid quarterly in arrears every March 30, June 30, September 30 and December 30, at a rate of 7.00% per year, beginning June 30, 2021. The notes mature on March 31, 2026. The notes may be redeemed in whole or in part at any time or from time to time at the our option on or after February 10, 2023.
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
    As of both March 31, 2021 and December 31, 2020, obligations under participation agreements at fair value was $4.3 million, and the weighted average interest rate on the obligations under participation agreements was 13.0%. For the three months ended March 31, 2021, we did not transfer any investments to affiliates through participation agreements and did not make any repayments on obligations under participation agreements. For the three months ended March 31, 2020, we transferred $0.9 million of investments to affiliates through participation agreements and did not make any repayments on obligations under participation agreements.
Results of Operations
Operating results for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020	Change
Total investment income	$2,358,972	$2,188,359	$170,613
Total operating expenses	1,805,202	1,189,016	616,186
Net investment income	553,770	999,343	(445,573)
Net change in unrealized appreciation (depreciation) on investments	181,105	(1,127,435)	1,308,540
Net realized gain on investments	—	8,894	(8,894)
Net change in unrealized depreciation on obligations under participation agreements	5,005	61,384	(56,379)
Net (increase) decrease in net assets resulting from operations	$739,880	$(57,814)	$797,694

Investment Income
The composition of our investment income for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020	Change
Interest income	$2,138,391	$2,128,025	$10,366
Dividend and other income	220,581	60,334	160,247
Total investment income	$2,358,972	$2,188,359	$170,613

Interest Income
For the three months ended March 31, 2021 as compared to the same period in 2020, interest income was substantially the same. The slight increase in contractual interest income was substantially offset by the slight decrease in interest income from our cash balances.
Dividend and Other Income
For the three months ended March 31, 2021 as compared to the same period in 2020, dividend and other income increased by $0.2 million as a result of dividend income earned on the marketable securities we invested in.
Operating Expenses
The composition of our operating expenses for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020	Change
Base management fees	$476,064	$373,023	$103,041
Incentive fees (reversal of incentive fees) on capital gains	37,222	(155,521)	192,743
Operating expense reimbursement to Adviser	255,212	212,272	42,940
Servicing fees	125,339	181,339	(56,000)
Interest expense on unsecured notes payable	414,217	—	414,217
Professional fees	250,408	341,124	(90,716)
Interest expense from obligations under participation agreements	141,611	139,668	1,943
Directors’ fees	33,125	33,125	—
Insurance expense	55,877	53,657	2,220
General and administrative expenses	16,127	10,329	5,798
Total operating expenses	$1,805,202	$1,189,016	$616,186

    For the three months ended March 31, 2021 as compared to the same period in 2020, total operating expenses increased by $0.6 million. The reasons for the changes are stated below.
Base Management Fees
    Under the Investment Advisory Agreement, we pay Terra Income Advisors a base management fee, which is calculated at an annual rate of 2.0% of our average gross assets.
    For the three months ended March 31, 2021 as compared to the same period in 2020, base management fees increased by $0.1 million, due to an increase in our gross assets.
Incentive Fees (Reversal of Incentive Fees) on Capital Gains
Under the Investment Advisory Agreement, we pay Terra Income Advisors an incentive fee on capital gains equal to 20.0% of our net realized and unrealized capital gains. No incentive fees on capital gains are actually payable by us with respect to unrealized gains` until those gains are realized.
For the three months ended March 31, 2021, we accrued $37,222 of incentive fees on capital gains, primarily related to an increase in unrealized appreciation on our marketable securities.
For the three months ended March 31, 2020, we reversed the previously accrued incentive fees on capital gains of $155,521, because we had a decrease in unrealized appreciation on investments for the period.
Operating Expense Reimbursement to Adviser
    Under the Investment Advisory Agreement, we reimburse Terra Income Advisors for operating expenses incurred in connection with administrative services provided to us, including compensation to administrative personnel.
    For the three months ended March 31, 2021 as compared to the same period in 2020, operating expense reimbursement to Adviser increased by $42.9 thousand, primarily due to an increase in our allocation ratio in relation to affiliated funds managed by Terra Income Advisors and its affiliates.
Servicing Fees
    On September 30, 2017, we adopted the servicing plan (the “Servicing Plan”) pursuant to which we paid Terra Capital Markets, an affiliate of Terra Income Advisors and the dealer manager of the Offering, a servicing fee at an annual rate of 1.125% of the most recently published NAV per share of our common stock, of which up to 0.75% is reallowed to selected dealers, in exchange for providing stockholder-related administrative support services. With respect to each share sold, excluding shares sold through our distribution reinvestment plan, the servicing fee is payable annually on the anniversary of the applicable month of purchase. On December 23, 2020, Terra Capital Markets assigned certain of its administration support services and certain obligations under the Dealer Manager Agreement to us, including making future payments of the previously reallowed servicing fee under the Servicing Plan directly to selected dealers, effectively reducing the servicing fee to 0.75%.
    For the three months ended March 31, 2021 as compared to the same period in 2020, servicing fees decreased by $0.1 million, as a result of a reduction in the servicing fee rate as well as a decrease in our NAV.
Interest Expense on Unsecured Notes Payable
In February 2021, we issued $38.4 million in aggregate principal amount of 7.00% fixed-rate notes due 2026.
For the three months ended March 31, 2021, interest expense on unsecured notes payable was $0.4 million. There was no such interest expense for the three months ended March 31, 2020.
Professional Fees
For the three months ended March 31, 2021 as compared to the same period in 2020, professional fees decreased by $0.1 million, primarily due to a decrease in the cost of compliance.
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
2021 — For the three months ended March 31, 2021, we recorded an increase in net change in unrealized appreciation on investments of $0.2 million, primarily due to an increase in the trading price of the marketable securities that we invested in.
2020 — For the three months ended March 31, 2020, we recognized an increase in unrealized depreciation on investments of $1.1 million, respectively, primarily due to widening credit spreads partially offset by decreases in underlying index rates as a result of the macro-economic conditions impacted by the COVID-19 outbreak.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended March 31, 2021 and 2020, we recorded a net increase in net assets resulting from operations of $0.7 million and a net decrease in net assets resulting from operations of $0.1 million, respectively. Based on the weighted average shares of common stock outstanding, our per share net increase (decrease) in net assets resulting from operations was $0.09 and $(0.01), respectively.
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
    We may borrow funds to make investments to the extent we determine that leveraging our portfolio would be appropriate. In February 2021, we issued $38.4 million in aggregate principal amount of 7.00% fixed-rate notes due 2026, for net proceeds of $37.2 million after deducting underwriting commissions of $1.2 million. In April 2021, we entered into a credit agreement with a lender to provide for a delayed draw term loan of $25.0 million, (the “Term Loan”). The Term Loan currently bears interest at a rate equal to 5.625% and matures on April 9, 2025.
    We do not have any material commitments for capital resources as of March 31, 2021. We are not aware of any known trends in our capital resources or any material changes in the mix and relative cost of such resources
Cash Flows for the Three Months Ended March 31, 2021
    Operating Activities — For the three months ended March 31, 2021, net cash used in operating activities was $5.6 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, repayments and sales of portfolio investments, among other factors. Cash flows used in operating activities for the three months ended March 31, 2021 were primarily related to purchases of investments of $10.9 million, partially offset by repayments and proceeds from sale of investments of $4.0 million and cash generated from operations of $1.2 million.
    Financing Activities — For the three months ended March 31, 2021, net cash provided by financing activities was $35.7 million, primarily related to proceeds from issuance of unsecured notes, net of discount, of $37.2 million, partially offset by payment of financing costs related to the issuance of unsecured notes of $0.8 million and distributions paid to stockholders of $0.7 million.
Cash Flows for the Three Months Ended March 31, 2020
    Operating Activities — For the three months ended March 31, 2020, net cash used in operating activities was $6.3 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, repayments and sales of portfolio investments, among other factors. Cash flows used in operating activities for the three months ended March 31, 2020 were primarily related to purchases of investments of $7.1 million, partially offset by cash generated from operations of $0.8 million.
    Financing Activities — For the three months ended March 31, 2020, net cash used in financing activities was $0.4 million, primarily related to distributions paid to stockholders of $1.3 million, partially offset by proceeds from obligations under participation agreements of $0.9 million.

REIT Status and Distributions
    We elected to be taxed as a REIT under the Code commencing with our short taxable year beginning October 1, 2018 and ending December 31, 2018, and we have operated in such a manner to continue to be taxed as a REIT for federal income tax purposes. In order to qualify as a REIT, we are required, among other things, to distribute at least 90% of our REIT net taxable income to the stockholders and meet certain tests regarding the nature of our income and assets. As long as the distributions are declared by the later of the fifteenth day of the ninth month following the close of the taxable year or the due date of the tax return, including extensions, distributions paid up to one year after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We are also subject to nondeductible federal excise taxes if we do not distribute at least 85.0% of our ordinary income, 95.0% of our capital gain net income, if any, and any recognized and undistributed income from prior years on which we paid no federal income taxes. For the three months ended March 31, 2021 and 2020, we have made sufficient distributions to our stockholders to qualify to be taxed as a REIT and to preclude the imposition of either U.S. federal corporate income or excise taxation.
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
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the investment. We expect most of the loan investments that will be held in the investment portfolio to fall into Level 3 of the fair value hierarchy. The fair value of our investment in marketable securities is determined based on quoted prices in an active market and is classified as Level 1 of the fair value hierarchy.
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
Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the statements of operations. For the three months ended March 31, 2021 and 2020, we did not incur any interest or penalties.
Contractual Obligations
The following table provides a summary of our contractual obligations at March 31, 2021:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Unsecured notes payable — principal (1)	$38,375,000	$—	$—	$38,375,000	$—
Obligations under participation agreements — principal (2)	4,250,000	4,250,000	—	—	—
Interest on borrowings (3)	13,608,806	2,863,806	5,372,500	5,372,500	—
Unfunded lending commitments (4)	1,064,900	1,064,900	—	—	—
	$57,298,706	$8,178,706	$5,372,500	$43,747,500	$—
___________________________
(1)Amount excludes unamortized discount and deferred financing costs of $1.9 million.
(2)In the normal course of business, we enter into participation agreements with related parties whereby we transfer a portion of the loans to them. These loan participations do not qualify for sale treatment. As such, the loans remain on our statements of assets and liabilities and the proceeds are recorded as obligations under participation agreements. Similarly, interest earned on the entire loan balance is recorded within “Interest income” and the interest related to the participation interest is recorded within “Interest expense on obligations under participation agreements” in the statements of operations. We have no direct liability to a participant under our participation agreements with respect to the underlying loan, and the participants’ share of the loan is repayable only from the proceeds received from the related borrower/issuer of the loans.
(3)Interest was calculated using the applicable annual variable interest rate and balance outstanding at March 31, 2021. Amount represents interest expense through maturity plus exit fee as applicable.
(4)Certain of our loans provide for commitments to fund the borrower at a future date. As of March 31, 2021, we had one loan with total funding commitments of $7.4 million, of which we funded $6.3 million.
Investment Advisory Agreement and Servicing Plan
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
    On September 30, 2017, we adopted the Servicing Plan. Pursuant to the Servicing Plan, Terra Capital Markets was entitled to receive a servicing fee at an annual rate of 1.125% of the most recently published NAV per share of our common stock, of which up to 0.75% is reallowed to selected dealers, in exchange for providing certain administrative support services. With respect to each share sold, excluding shares sold through our distribution reinvestment plan, the servicing fee is payable annually on the anniversary of the applicable month of purchase. On December 23, 2020, Terra Capital Markets assigned to us certain of its administration support services and certain obligations under the Dealer Manager Agreement, including making future payments of the previously reallowed servicing fee under the Servicing Plan directly to selected dealers, effectively reducing the servicing fee to 0.75%. The Servicing Plan will remain in effect for so long as such continuance is approved quarterly by our Board, including a majority of our directors who are not “interested persons” as defined in the 1940 Act and who have no direct or indirect financial interest in the operation of the Servicing Plan or in any agreements entered into in connection therewith. In addition, our Board will review all payments made pursuant to the Servicing Plan at least quarterly. We will no longer incur the annual servicing fee upon the earlier of (i) the aggregate underwriting compensation from all sources, including selling commissions, dealer manager fees, broker-dealer fees, and servicing fees would exceed 10% of the gross proceeds in the Offering, (ii) with respect to a specific share, the date that such share is redeemed or is no longer outstanding, and (iii) the date, if any, upon which a liquidity event occurs.
The following table presents a summary of such fees and reimbursements in accordance with the terms of the related agreements:

	Three Months Ended March 31,
	2021	2020
Base management fees	$476,064	$373,023
Incentive fees (reversal of incentive fees) on capital gains	37,222	(155,521)
Operating expense reimbursement to Adviser	255,212	212,272
Servicing fees	125,339	181,339
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
On September 30, 2017, we adopted the Servicing Plan. For the three months ended March 31, 2021 and 2020, we recorded servicing fees of $0.1 million and $0.2 million, respectively. As of both March 31, 2021 and December 31, 2020, unpaid servicing fees were $0.2 million and were included in accrued expenses on the statements of assets and liabilities.
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
As of March 31, 2021, we had three investments with an aggregate principal balance of $44.8 million that provides for interest income indexed to LIBOR, all of which are subject to a LIBOR floor. A decrease of 1% or an increase of 1% in LIBOR would have no impact on our annual interest income because the interest rates are protected by a LIBOR floor in the respective loan agreements.
We may hedge against interest rate and currency exchange rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts, subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. For the three months ended March 31, 2021 and 2020, we did not engage in interest rate hedging activities.
In addition, we may have risks regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Valuation of Investments.”

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
    As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
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

Item 1A. Risk Factors.
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2020.

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
4.3
Indenture, dated February 10, 2021, by and between Terra Income Fund 6, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on February 10, 2021).

4.4
First Supplemental Indenture, dated February 10, 2021, by and between Terra Income Fund 6, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on February 10, 2021).

4.5	Form of Global Note representing the Notes (included in Exhibit 4.4).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 12, 2021

TERRA INCOME FUND 6, INC.

By:	/s/ Vikram S. Uppal
Vikram S. Uppal
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Gregory M. Pinkus
Gregory M. Pinkus
Chief Financial Officer, Chief Operating Officer,
Treasurer and Secretary
(Principal Financial and Accounting Officer)