Form 10-Q
period 2021-06-30
Terra Income Fund 6, Inc.
filed 2021-08-11
CIK 1577134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 11, 2021, the registrant had 8,456,197 shares of common stock, $0.001 par value, outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the date of this document.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Terra Income Fund 6, Inc.
Statements of Assets and Liabilities

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Investments, at fair value — non-controlled (amortized cost of $3,000,000 and $20,118,124, respectively)	$3,033,006	$20,209,473
Investment through participation interest, at fair value — non-controlled (amortized cost of $59,141,136 and $46,486,623, respectively) (Note 4)	59,134,614	45,963,805
Marketable securities, at fair value — non-controlled (cost of $8,290,099 and $789,335, respectively)	9,017,436	864,170
Total investments	71,185,056	67,037,448
Cash and cash equivalents	42,930,650	13,703,374
Restricted cash	—	599,315
Interest receivable	640,286	374,188
Prepaid expenses and other assets	485,853	411,267
Unsettled sale of marketable securities	373,465	—
Total assets	115,615,310	82,125,592
Liabilities
Unsecured notes payable (net of unamortized debt issuance costs of $2,030,457 and $0)	36,344,543	—
Obligations under participation agreements, at fair value (proceeds of $0 and $4,250,000, respectively) (Note 4)	—	4,293,971
Interest reserve and other deposits held on investments	—	599,315
Due to related party	1,212,289	—
Due to Adviser, net	959,845	503,892
Accrued expenses	553,074	449,762
Interest payable from obligations under participation agreements	—	93,618
Other liabilities	304,926	9,301
Total liabilities	39,374,677	5,949,859
Net assets	$76,240,633	$76,175,733
Commitments and contingencies (See Note 6)
Components of net assets:
Common stock, $0.001 par value, 450,000,000 shares authorized, and 8,447,417 and 8,396,435 shares issued and outstanding, respectively	$8,441	$8,396
Capital in excess of par	75,862,920	76,366,019
Accumulated distributable net income	369,272	(198,682)
Net assets	$76,240,633	$76,175,733
Net asset value per share	$9.03	$9.07

See notes to unaudited financial statements.

Terra Income Fund 6, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Investment income
Interest income	$2,280,833	$2,215,803	$4,419,224	$4,343,828
Dividend and other income	185,454	6,498	406,035	66,832
Total investment income	2,466,287	2,222,301	4,825,259	4,410,660
Operating expenses
Base management fees	564,604	376,629	1,040,668	749,652
Incentive fees on capital gains (1)	220,785	217,138	258,007	61,617
Operating expense reimbursement to Adviser (Note 4)	385,365	212,490	640,577	424,762
Servicing fees (Note 2, Note 4)	130,026	186,466	255,365	367,805
Interest expense on unsecured notes payable	792,662	—	1,206,879	—
Professional fees	387,912	293,631	638,320	634,755
Interest expense from obligations under participation agreements (Note 4)	98,604	141,902	240,215	281,570
Interest expense on term loan	61,291	—	61,291	—
Directors’ fees	27,125	30,125	60,250	63,250
Insurance expense	61,949	53,882	117,826	107,539
General and administrative expenses	82,346	14,774	98,473	25,103
Total operating expenses	2,812,669	1,527,037	4,617,871	2,716,053
Net investment (loss) income	(346,382)	695,264	207,388	1,694,607
Net change in unrealized appreciation (depreciation) on investments	929,350	275,681	1,110,455	(851,754)
Net change in unrealized depreciation (appreciation) on obligations under participation agreements	3,403	(7,202)	8,408	54,182
Net realized gain on investments	171,174	1,076,236	171,174	1,085,130
Net increase in net assets resulting from operations	$757,545	$2,039,979	$1,497,425	$1,982,165
Per common share data:
Net investment (loss) income per share	$(0.04)	$0.08	$0.02	$0.20
Net increase in net assets resulting from operations per share	$0.09	$0.25	$0.18	$0.24
Weighted average common shares outstanding	8,430,683	8,296,058	8,418,048	8,274,180
_______________
(1)Incentive fees on capital gains are based on 20% of net realized and unrealized capital gains. No incentive fees on capital gains are actually payable by the Company with respect to unrealized gains unless and until those gains are realized.

See notes to unaudited financial statements.

Terra Income Fund 6, Inc.
Statements of Changes in Net Assets
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operations
Net investment (loss) income	$(346,382)	$695,264	$207,388	$1,694,607
Net change in unrealized appreciation (depreciation) on investments	929,350	275,681	1,110,455	(851,754)
Net change in unrealized depreciation (appreciation) on obligations under participation agreements	3,403	(7,202)	8,408	54,182
Net realized gain on investments	171,174	1,076,236	171,174	1,085,130
Net increase in net assets resulting from operations	757,545	2,039,979	1,497,425	1,982,165
Stockholder distributions
Distributions from return of capital	—	—	(967,477)	(41,934)
Distributions from net investment income	(956,001)	(935,610)	(929,470)	(2,682,690)
Net decrease in net assets resulting from stockholder distributions	(956,001)	(935,610)	(1,896,947)	(2,724,624)
Capital share transactions
Reinvestment of stockholder distributions	234,523	254,407	470,601	759,575
Repurchases of common stock under stock repurchase plan	(6,179)	—	(6,179)	(14,640)
Net increase in net assets resulting from capital share transactions	228,344	254,407	464,422	744,935
Net increase in net assets	29,888	1,358,776	64,900	2,476
Net assets, at beginning of period	76,210,745	74,021,788	76,175,733	75,378,088
Net assets, at end of period	$76,240,633	$75,380,564	$76,240,633	$75,380,564

Capital share activity
Shares outstanding, at beginning of period	8,422,203	8,286,556	8,396,435	8,232,636
Shares issued from reinvestment of stockholder distributions	25,896	27,915	51,664	83,435
Shares repurchased under stock repurchase plan and other	(682)	—	(682)	(1,600)
Shares outstanding, at end of period	8,447,417	8,314,471	8,447,417	8,314,471

See notes to unaudited financial statements.

Terra Income Fund 6, Inc.
Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net increase in net assets resulting from operations	$1,497,425	$1,982,165
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized (appreciation) depreciation on investments	(1,110,455)	851,754
Net change in unrealized depreciation on obligations under participation agreements	(8,408)	(54,182)
Net realized gain on investments	(171,174)	(1,085,130)
Amortization and accretion of investment-related fees, net	(195,056)	(153,938)
Amortization of discount on unsecured note payable	91,978	—
Amortization of deferred financing costs	70,249	—
Amortization of discount on investments, net	—	(4,286)
Paid-in-kind interest, net	(63,188)	(164,667)
Purchases of investments	(35,031,881)	(10,524,891)
Repayments and proceeds from sale of investments	32,057,797	6,192,363
Changes in operating assets and liabilities:
Increase in interest receivable	(266,098)	(37,024)
Increase in prepaid expenses and other assets	(74,765)	(149,799)
(Decrease) increase in interest reserve and other deposits held on investments	(599,315)	544,468
Increase in due to Adviser, net	455,953	81,787
Increase in accrued expenses	103,312	42,813
(Decrease) increase in interest payable from obligations under participation agreements	(93,618)	11,105
Increase in due to related party	1,212,289	—
Decrease in other liabilities	295,625	(57,096)
Net cash used in operating activities	(1,829,330)	(2,524,558)
Cash flows from financing activities:
Proceeds from issuance of unsecured notes payable, net of discount	37,175,781	—
Repayment of obligations under participation agreements	(4,292,500)	—
Proceeds from obligations under participation agreements	—	1,129,112
Payments of unsecured notes offering costs	(993,465)	—
Payments of stockholder distributions	(1,426,346)	(1,965,049)
Payments for repurchases of common stock under stock repurchase plan	(6,179)	(14,640)
Net cash provided by (used in) financing activities	30,457,291	(850,577)
Net increase (decrease) in cash, cash equivalents and restricted cash	28,627,961	(3,375,135)
Cash, cash equivalents and restricted cash, at beginning of period	14,302,689	17,681,699
Cash, cash equivalents and restricted cash, at end of period (Note 2)	$42,930,650	$14,306,564

Supplemental disclosure of cash flow information:
Interest paid on unsecured notes payable and obligations under participation agreements	$1,371,548	$251,927
Supplemental non-cash information:
Reinvestment of stockholder distributions	$470,601	$759,575
See notes to unaudited financial statements.

Terra Income Fund 6, Inc.
Schedule of Investments (Unaudited)
June 30, 2021

Portfolio Company (1)	Collateral Location	Property Type	Coupon Rate (2)	Current Interest Rate	Exit Fee	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (3)	% of Net Assets (4)
Loan investments — non-controlled
Mezzanine loans:
Dwight Mezz II, LLC	US - CA	Student housing	11.00%	11.00%	0.00%	5/11/2017	5/6/2027	$3,000,000	$3,000,000	$3,033,006	4.0%
Stonewall Station Mezz LLC (5)(6)(7)	US - NC	Land	Current 12.00% PIK 2.00%	14.00%	1.00%	5/31/2018	5/20/2021	4,796,529	4,838,328	4,843,772	6.4%
Havemeyer TSM LLC (6)(8)	US - NY	Mixed use	15.00%	15.00%	1.00%	12/18/2020	12/1/2022	6,295,100	6,259,908	6,345,282	8.3%
									14,098,236	14,222,060	18.7%
Preferred equity investments:
RS JZ Driggs, LLC (5)(6)(9)	US - NY	Multifamily	12.25%	12.25%	1.00%	5/1/2018	1/1/2021	5,750,175	5,791,175	5,807,272	7.6%
370 Lex Part Deux, LLC (5)(6)	US - NY	Office	LIBOR + 8.25% (2.44% Floor)	10.69%	0.00%	12/17/2018	1/9/2022	19,898,351	19,883,947	19,423,065	25.5%
									25,675,122	25,230,337	33.1%
First mortgages:
BW Property Owner LLC and BW 2 Property Owner LLC (5)(6)	US - PA	Land	15.00%	15.00%	1.00%	5/14/2021	6/1/2022	21,000,000	20,848,068	21,180,545	27.7%
Stonewall Station Investments LLC (5)(6)(7)	US - NC	Land	Prime + 1.25% (6.00% Combined Floor)	6.00%	1.00%	5/20/2021	5/20/2021	1,519,710	1,519,710	1,534,678	2.0%
									22,367,778	22,715,223	29.7%
Total loan investments — non-controlled									$62,141,136	$62,167,620	81.5%

Portfolio Company (1)	Industry	Dividend Yield	Acquisition Date	Maturity Date	Shares	Cost	Fair Value	% of Net Assets (4)
Marketable securities — non-controlled (10):
Common and preferred shares
Nexpoint Real Estate Finance, Inc. - Series A Preferred Shares	REIT	8.5%	7/30/2020	7/24/2025	33,560	$789,335	$884,306	1.2%
Blackstone Mortgage Trust, Inc. - Class A Common Shares	REIT	7.9%	3/4/2021	N/A	142,280	4,332,059	4,537,310	6.0%
KKR Real Estate Finance Trust Inc. - Common Shares	REIT	8.0%	3/4/2021	N/A	89,414	1,673,515	1,934,025	2.5%
Starwood Property Trust, Inc. - Common Shares	REIT	7.3%	3/10/2021	N/A	63,500	1,495,190	1,661,795	2.2%
Total marketable securities — non-controlled						$8,290,099	$9,017,436	11.9%

Total investments — non-controlled						$70,431,235	$71,185,056	93.3%
_______________
(1)All of the Company’s investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940 and the rules promulgated thereunder. All of the Company’s borrowers are in the diversified real estate industry.

(2)Some of the Company’s investments provide for coupon rate indexed to the London Interbank Offered Rate (“LIBOR”) or prime rate and in both cases subject to a floor.
(3)Because there is no readily available market for these investments, these investments are valued using significant unobservable inputs under Level 3 of the fair value hierarchy and are approved in good faith by the Company’s board of directors.
(4)Percentages are based on net assets of $76.2 million as of June 30, 2021.
(5)Participation interest is with Terra Property Trust, Inc., a related-party real estate investment trust managed by an affiliate of the Company’s sponsor.
(6)The Company acquired these investments through participation agreements. See “Participation Agreements” in Note 4 in the accompanying notes to the financial statements.
(7)This investment is currently in maturity default. The borrower has entered into a purchase and sale agreement to sell the collateral. The sale is expected to close in September 2021. The proceeds from the sale will repay the investment in full.
(8)Participation interest is with Mavik Real Estate Special Opportunities Fund REIT, LLC (formerly known as Terra Real Estate Credit Opportunities Fund REIT, LLC), a related-party real estate investment trust managed by an affiliate of the Company’s sponsor. The Company is committed to fund up to $7.4 million on this investment. As of June 30, 2021, the unfunded commitment was $1.1 million.
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
In February 2021, the Company issued $38.4 million in aggregate principal amount of 7.00% fixed-rate notes due 2026, for net proceeds of $37.2 million, after deducting underwriting commissions of $1.2 million, see “Unsecured Notes Payable” in Note 5 for more information.
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
    The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s statements of assets and liabilities to the total amount shown in its statements of cash flows:

	June 30,
	2021	2020
Cash and cash equivalents	$42,930,650	$13,137,955
Restricted cash	—	1,168,609
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$42,930,650	$14,306,564

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
Income Taxes:  The Company elected to be taxed as a REIT under the Code commencing with its short taxable year beginning October 1, 2018 and ending December 31, 2018. In order to qualify as a REIT, the Company is required, among other things, to distribute at least 90% of its REIT net taxable income to the stockholders and meet certain tests regarding the nature of its income and assets. To the extent any of the Company’s taxable income was not previously distributed, the Company will make a dividend declaration pursuant to Section 858(a)(1) of the Code, allowing the Company to treat certain dividends that are to be distributed after the close of a taxable year as having been paid during the taxable year. As a REIT, the Company is not subject to U.S. federal income taxes on income and gains distributed to the stockholders as long as certain requirements are satisfied, principally relating to the nature of income and the level of distributions, as well as other factors. If the Company fails to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal and state income taxes at regular corporate rates beginning with the year in which it fails to qualify and may be precluded from being able to elect to be treated as a REIT for the Company’s four subsequent taxable years. For the three and six months ended June 30, 2021 and 2020, the Company satisfied all the requirements for a REIT and accordingly, no provision for federal income taxes has been included in the financial statements.
The Company did not have any uncertain tax positions that met the recognition or measurement criteria under accounting for income taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its statements of operations. For the three and six months ended June 30, 2021 and 2020, the Company did not incur any interest or penalties. Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The Company’s 2016-2019 federal tax years remain subject to examination by the Internal Revenue Service and the state department of revenue.
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
The coronavirus (“COVID-19”) pandemic has had a significant impact on local, national and global economies and has resulted in a world-wide economic slowdown. However, after a year into the COVID-19 pandemic, the real estate market has started to recover from the dislocation it experienced over the past year. A strong pace of vaccination along with aggressive fiscal stimulus, has improved the outlook for the real estate market. The Company continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its investments and operations. The Company believes the estimates and assumptions underlying its financial statements are reasonable and supportable based on the information available as of June 30, 2021; however, the extent to which the COVID-19 pandemic may impact the Company’s investments and operations going forward will depend on future developments, which are highly uncertain and cannot be predicted with confidence. These developments include the duration of the outbreak, the impact of the global vaccination effort, any new strains of the virus that are resistant to available vaccines, the impact of government stimulus, new information that may emerge concerning the severity of the COVID-19 pandemic, and actions taken by federal, state and local agencies as well as the general public to contain the COVID-19 pandemic or treat its impact, among others. Accordingly, any estimates and assumptions as of June 30, 2021 inherently less certain than they would be absent the current and potential impacts of the COVID-19 pandemic.
The financial statements include loan investments at fair value of $62.2 million and $66.2 million at June 30, 2021 and December 31, 2020, respectively, and obligations under participation agreements at fair value of $4.3 million at December 31, 2020. There were no obligations under participation agreements at June 30, 2021. These fair values have been determined in good faith by the Board. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments and obligations under participation agreements, and the differences could be material.
Recent Accounting Pronouncements: LIBOR is a benchmark interest rate referenced in a variety of agreements that are used by all types of entities. In July 2017, the U.K. Financial Conduct Authority, which regulates the LIBOR administrator, ICE Benchmark Administration Limited (“IBA”), announced that it would cease to compel banks to participate in setting LIBOR as a benchmark by the end of 2021. Such announcement indicates that market participants cannot rely on LIBOR being published after 2021. On December 4, 2020, the IBA published a consultation on its intention to cease the publication of LIBOR. For the most commonly used tenors (overnight and one, three, six and 12 months) of U.S. dollar LIBOR, the IBA is proposing to cease publication immediately after June 30, 2023, anticipating continued rate submissions from panel banks for these tenors of U.S. dollar LIBOR. The IBA’s consultation also proposes to cease publication of all other U.S. dollar LIBOR tenors, and of all non-U.S. dollar LIBOR rates, after December 31, 2021. Other interest rates used globally could also be discontinued for similar reasons. In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) — Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition (“ASU 2021-01”). ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. In the event LIBOR is unavailable, the Company’s investment documents provide for a substitute index, on a basis generally consistent with market practice, intended to put the Company in substantially the same economic position as LIBOR. As a result, the Company does not expect the reference rate reform and the adoption of ASU 2020-04 and ASU 2021-01 to have a material impact on its financial statements and disclosures.

Note 3. Investments and Fair Value
The following tables show the composition of the investment portfolio, at amortized cost and fair value at June 30, 2021 and December 31, 2020, respectively (with corresponding percentage of total portfolio investments):

	June 30, 2021
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Loans	$3,000,000	4.3%	$3,033,006	4.3%
Loans through participation interest (Note 4)	59,141,136	83.9%	59,134,614	83.0%
Marketable securities	8,290,099	11.8%	9,017,436	12.7%
Total	$70,431,235	100.0%	$71,185,056	100.0%

	December 31, 2020
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Loans	$20,118,124	29.9%	$20,209,473	30.1%
Loans through participation interest (Note 4)	46,486,623	68.9%	45,963,805	68.6%
Marketable securities	789,335	1.2%	864,170	1.3%
Total	$67,394,082	100.0%	$67,037,448	100.0%
Obligations under Participation Agreements
    The Company has elected the fair value option relating to accounting for debt obligations at their fair value for its obligations under participation agreements which arose due to partial loan sales which did not meet the criteria for sale treatment. The Company employs the same yield approach valuation methodology used for the real estate-related loan investments on the Company’s obligations under participation agreements. As of June 30, 2021, the Company did not have any obligations under participation agreements. As of December 31, 2020, obligations under participation agreements at fair value was $4.3 million and the weighted average contractual interest rate on the obligations under participation agreements was

13.0%. For the six months ended June 30, 2021, the Company did not transfer any investments to affiliates through participation agreements and made $4.3 million of repayments on obligations under participation agreements. For the six months ended June 30, 2020, the Company transferred $1.1 million of investments to affiliates through participation agreements and did not make any repayments on obligations under participation agreements.
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
The following tables present fair value measurements of investments, by major class, as of June 30, 2021 and December 31, 2020, according to the fair value hierarchy:

	June 30, 2021
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Loans	$—	$—	$3,033,006	$3,033,006
Loans through participation interest	—	—	59,134,614	59,134,614
Marketable securities	9,017,436	—	—	9,017,436
Total Investments	$9,017,436	$—	$62,167,620	$71,185,056

Obligations under participation agreements	$—	$—	$—	$—
Total Debt	$—	$—	$—	$—

	December 31, 2020
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Loans	$—	$—	$20,209,473	$20,209,473
Loans through participation interest	—	—	45,963,805	45,963,805
Marketable securities	864,170	—	—	864,170
Total Investments	$864,170	$—	$66,173,278	$67,037,448

Obligations under participation agreements	$—	$—	$4,293,971	$4,293,971
    Changes in the Company’s Level 3 investments for the six months ended June 30, 2021 and 2020 were as follows:

	Six Months Ended June 30, 2021
	Loans	Loans Through Participation	Total Loan Investments	Obligations under Participation Agreements
Balance as of January 1, 2021	$20,209,473	$45,963,805	$66,173,278	$4,293,971
Purchases of investments	—	25,051,165	25,051,165	—
Repayments of investments	(17,170,000)	(12,609,959)	(29,779,959)	—
Net change in unrealized (depreciation) appreciation on investments	(58,341)	516,296	457,955	—
PIK interest income, net	—	63,188	63,188	—
Amortization and accretion of investment-related fees, net	51,874	150,119	201,993	6,937
Amortization of discount and premium on investments, net	—	—	—	—
Repayment of obligations under participation agreements	—	—	—	(4,292,500)
Net change in unrealized depreciation on obligations under participation agreements	—	—	—	(8,408)
Balance as of June 30, 2021	$3,033,006	$59,134,614	$62,167,620	$—
Net change in unrealized appreciation or depreciation for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized depreciation or appreciation on loan investments and obligations under participation agreements	$(587)	$543,579	$542,992	$—

	Six Months Ended June 30, 2020
	Loans	Loans Through Participation	Total Loan Investments	Obligations under Participation Agreements
Balance as of January 1, 2020	$18,598,767	$43,237,452	$61,836,219	$3,204,263
Purchases of investments	4,516,448	1,179,259	5,695,707	—
Repayments of investments	—	(446,667)	(446,667)	—
Net change in unrealized depreciation on investments	(400,941)	(518,351)	(919,292)	—
PIK interest income, net	—	164,667	164,667	—
Amortization and accretion of investment-related fees, net	71,617	100,859	172,476	18,538
Amortization of discount and premium on investments, net	4,286	—	4,286	—
Proceeds from obligations under participation agreements	—	—	—	1,129,112
Net change in unrealized depreciation on obligations under participation agreements	—	—	—	—
Balance as of June 30, 2020	$22,790,177	$43,717,219	$66,507,396	$4,351,913
Net change in unrealized appreciation or depreciation for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized depreciation on loan investments and obligations under participation agreements	$(400,941)	$(518,351)	$(919,292)	$(54,182)

    Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur. For the six months ended June 30, 2021 and 2020, there were no transfers.
Significant Unobservable Inputs
The following table summarizes the significant unobservable inputs used by the Company to value the Level 3 investments as of June 30, 2021 and December 31, 2020. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

June 30, 2021
		Primary Valuation Technique	Unobservable Input	Range		Weighted
Asset Category	Fair Value			Minimum	Maximum	Average
Assets:
Loans	$3,033,006	Discounted cash flow	Discount rate	10.90%	10.90%	10.90%
Loans through participation interest	59,134,614	Discounted cash flow	Discount rate	6.00%	15.25%	14.52%
Total Level 3 Assets	$62,167,620

December 31, 2020
		Primary Valuation Technique	Unobservable Input	Range		Weighted
Asset Category	Fair Value			Minimum	Maximum	Average
Assets:
Loans	$20,209,473	Discounted cash flow	Discount rate	10.90%	12.89%	12.59%
Loans through participation interest	45,963,805	Discounted cash flow	Discount rate	12.13%	20.05%	14.71%
Total Level 3 Assets	$66,173,278
Liabilities:
Obligations under participation agreements	$4,293,971	Discounted cash flow	Discount rate	12.89%	12.89%	12.89%

    If the weighted average discount rate used to value the Company’s investments were to increase, the fair value of the Company’s investments would decrease. Conversely, if the weighted average discount rate used to value the Company’s investments were to decrease, the fair value of Company’s investments would increase.

Financial Instruments Not Carried at Fair Value
As of June 30, 2021, the Company had $38.4 million of unsecured notes payable outstanding (Note 5). The Company has not elected the fair value option for its unsecured notes payable. The table below presents detailed information regarding the unsecured notes payable at June 30, 2021:

	June 30, 2021
	Principal Balance	Carrying Value (1)	Fair Value (2)
Unsecured notes payable	$38,375,000	$36,344,543	$39,472,525
_______________
(1)Amount is net of unamortized issue discount of $1.1 million and unamortized deferred financing costs of $0.9 million.
(2)Valuation falls under Level 1 of the fair value hierarchy, which is based on the trading price of $25.72 as of the close of business day on June 30, 2021.

Note 4. Related Party Transactions
    The Company entered into various agreements with Terra Income Advisors whereby the Company pays and reimburses Terra Income Advisors for certain fees and expenses. Additionally, the Company paid Terra Capital Markets certain fees providing certain administrative support services.
    The following table presents a summary of such fees and reimbursements in accordance with the terms of the related agreements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Amounts Included in the Statements of Operations
Base management fees	$564,604	$376,629	$1,040,668	$749,652
Incentive fees on capital gains (1)	220,785	217,138	258,007	61,617
Operating expense reimbursement to Adviser (2)	385,365	212,490	640,577	424,762
Servicing fees (3)	130,026	186,466	255,365	367,805
_______________
(1)Incentive fees on capital gains are based on 20% of net realized and unrealized capital gains. No incentive fees on capital gains are actually payable by the Company with respect to unrealized gains unless and until those gains are realized.
(2)Amounts were primarily compensation for time spent supporting the Company’s day-to-day operations.
(3)As discussed in “Servicing Plan” below, on September 30, 2017, the Company adopted the servicing plan. The servicing fee is recorded as expense on the statements of operations in the period in which it was incurred. As of both June 30, 2021 and December 31, 2020, unpaid servicing fees were $0.2 million and were included in accrued expenses on the statements of assets and liabilities. Starting on December 23, 2020, the Company pays the servicing fees to brokers directly.

Due to / Due from Adviser
The Company determined that it has the right of offset on the amounts due to and due from Terra Income Advisors under the guidance in ASC Topic 210, Balance Sheet. As such, the net amount is presented as Due to Adviser, net on the statements of assets and liabilities.
The following table presents a summary of Due to Adviser, net as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Due to Adviser:
Base management fee and expense reimbursement payable	$701,838	$342,157
Incentive fees on capital gains (1)	258,007	161,735
	959,845	503,892
Due from Adviser:
Reimbursable costs - other operating expense	—	—
Due to Adviser, net	$959,845	$503,892
_______________
(1)Incentive fees on capital gains are based on 20% of accumulated net realized and unrealized capital gains of $1.1 million and $0.8 million as of June 30, 2021 and December 31, 2020, respectively. No incentive fees on capital gains are actually payable by the Company with respect to unrealized gains unless and until those gains are realized.
Due to Related Party
As of June 30, 2021, amount due to a related party was $1.2 million, primarily related to the Company’s pro rata share of the funding obligation under a participation interest purchased. The full amount was funded in July 2021. There was no such amount due as of December 31, 2020.
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
Participation interest purchased by the Company: The below tables list the investment interests participated by the Company via participation agreement (each, a “PA”) as of June 30, 2021 and December 31, 2020. In accordance with the terms of each PA, each participant’s rights and obligations, including interest income and other income (e.g., exit fee and prepayment income) and related fees/expenses are based upon its respective pro-rata participation interest in such investments, as specified in the respective PA. The Company’s share of the investment is repayable only from the proceeds received from the related borrower/issuer of the investment, and therefore the Company is also subject to the credit risk (i.e., risk of default by the underlying borrower/issuer).

Pursuant to each PA, the affiliated fund receives and allocates the interest income and other related investment incomes in respect of the investment to the Company. The Company pays related expenses (i.e., the base management fee) directly to Terra Income Advisors.

	June 30, 2021			December 31, 2020
	Participating Interests	Principal Balance	Fair Value	Participating Interests	Principal Balance	Fair Value
BW Property Owner LLC and BW 2 Property Owner LLC (1)	40.4%	$21,000,000	$21,180,545	—%	$—	$—
370 Lex Part Deux, LLC (1)	35.0%	19,898,351	19,423,065	35.0%	18,856,077	18,177,257
Havemeyer TSM LLC (2)	23.0%	6,295,100	6,345,282	23.0%	6,295,100	6,347,853
RS JZ Driggs, LLC (1)	50.0%	5,750,175	5,807,272	50.0%	4,272,257	4,306,434
Stonewall Station Mezz LLC (1)(3)	44.0%	4,796,529	4,843,772	44.0%	4,594,729	4,607,695
Stonewall Station Investments LLC (1)	44.0%	1,519,710	1,534,678	—%	—	—
Orange Grove Property Investors, LLC (1)(4)	—%	—	—	80.0%	8,480,000	8,565,819
City Gardens 333 LLC (1)(4)	—%	—	—	14.0%	3,962,508	3,958,747
Total		$59,259,865	$59,134,614		$46,460,671	$45,963,805
_______________
(1)The loan is held in the name of Terra Property Trust, Inc., an affiliated entity managed by a subsidiary of Terra Capital Partners.
(2)The loan is held in the name of Mavik Real Estate Special Opportunities Fund REIT, LLC (formerly known as Terra Real Estate Credit Opportunities Fund REIT, LLC) via a participation agreement.
(3)The principal amount includes PIK interest of $0.3 million and $0.2 million as of June 30, 2021 and December 31, 2020, respectively.
(4)The loan was repaid in 2021.
Transfers of participation interests by the Company: As of June 30, 2021, there was no transfer of participation interests by the Company. The following table summarizes the investments that were subject to PAs with investment partnerships affiliated with Terra Income Advisors as of December 31, 2020:

			December 31, 2020
			Transfers treated as obligations under participation agreements
	Principal	Fair Value	% Transferred	Principal	Fair Value
LD Milpitas Mezz, LP (1)	17,000,000	17,175,880	25.0%	4,250,000	4,293,971
_______________
(1)On June 27, 2018, the Company entered into a participation agreement with Terra Property Trust, Inc. to sell a 25% participation interest, or $4.3 million, in a $17.0 million mezzanine loan. This obligation under participation agreement was repaid in May 2021.
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
Note 5. Debt
Senior Unsecured Notes
On February 10, 2021, the Company issued $34.8 million in aggregate principal amount of 7.00% fixed-rate notes due 2026, for net proceeds of $33.7 million after deducting underwriting commissions of $1.1 million. On February 26, 2021, the underwriters exercised the option to purchase an additional $3.6 million of the notes for net proceeds of $3.5 million, after deducting underwriting commissions of $0.1 million. Interest on the notes is paid quarterly in arrears every March 30, June 30, September 30 and December 30, at a rate of 7.00% per year, beginning June 30, 2021. The notes mature on March 31, 2026. The notes may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after February 10, 2023. In connection with the issuance of the notes, the Company incurred deferred financing costs totaling $1.0 million, to be amortized to interest expense over the term of the notes.
In accordance with the 1940 Act, the Company is allowed to borrow amounts such that its asset coverage, calculated pursuant to the 1940 Act, is at least 200% after such borrowing. Additionally, under the Indenture between the Company and the trustee, the Company is required to maintain a minimum asset coverage ratio of 200%. As of June 30, 2021, the Company’s asset coverage ratio was 293.4%. As such, the Company was in compliance with the asset coverage ratio requirement under the Indenture as well as the 1940 Act.
The table below presents detailed information regarding the unsecured notes payable at June 30, 2021:

	June 30, 2021
	Principal Balance	Carrying Value (1)	Fair Value (2)
Unsecured notes payable	$38,375,000	$36,344,543	$39,472,525
_______________
(1)Amount is net of unamortized issue discount of $1.1 million and unamortized deferred financing costs of $0.9 million.
(2)Valuation falls under Level 1 of the fair value hierarchy, which is based on the trading price of $25.72 as of the close of business day on June 30, 2021.

For the three and six months ended June 30, 2021, the components of interest expense were as follows:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Stated interest expense	$684,954	$1,044,652
Amortization of issue discount	58,978	91,978
Amortization of financing costs	48,730	70,249
Total interest expense	$792,662	$1,206,879
Weighted average debt outstanding	38,375,000	29,573,895
Cash paid for interest expense	1,044,652	1,044,652
Stated interest rate	7.00%	7.00%
Effective interest rate (1)	7.63%	7.63%
_______________
(1)The effective interest rate of the debt component is equal to the stated interest rate plus the amortization of issue discount.
Term Loan
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
The scheduled maturity date of the Loans is April 9, 2025. The Loans bear interest on the outstanding principal amount thereof at a rate equal to 5.625% per annum; provided that if at any time the Company is rated below investment grade, the interest rate shall increase to 6.625% until the rating is no longer below investment grade. In connection with the entry into the Credit Agreement, the Company also agreed to pay Eagle Point certain upfront fees on the initial borrowing date as described in the Credit Agreement. The Company also pays, with respect to any unused portion of the Term Loan, a commitment fee of 0.75% per annum.
In connection with entered into the Credit Agreement, the Company incurred deferred financing costs totaling $0.3 million, to be amortized to interest expense over the term of the Term Loan. As of June 30, 2021, the Company has not drawn on the Team Loan.
The Company may prepay any Loan, in whole or in part, together with all accrued but unpaid interest thereon, upon at least 30 but not more than 60 days’ prior notice to the Agent. If the Company elects to make such prepayments prior to October 9, 2023, the Company will also be required to pay a make whole premium, being the present value at such date of (1) the principal amount being prepaid of such Loan, plus (2) all remaining required interest payments due on the principal amount being prepaid of such Loan through the maturity date (excluding accrued but unpaid interest to the date on which the make whole premium becomes owed), computed using a discount rate equal to the applicable U.S. Treasury rate (as set forth in the Credit Agreement) plus 50 basis points, over (B) the principal amount being prepaid of such Loan; provided that the make whole premium may in no event be less than zero.
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
The Credit Agreement contains customary representations, warranties, reporting requirements, borrowing conditions and affirmative, negative and financial covenants, including REIT status requirements and minimum asset coverage ratio requirements. As of June 30, 2021, the Company is in compliance with these covenants. The Credit Agreement also includes usual and customary events of default and remedies for credit agreements of this nature. Events of default under the Credit Agreement include, but are not limited to: (i) the failure by the Company to make any payments when due under the Credit Agreement; (ii) the failure of the Company to perform or observe any term, covenant or agreement under the Credit Agreement or any other loan document, subject to applicable cure periods; (iii) an event of default on other material indebtedness of the Company; (iv) the bankruptcy or insolvency of the Company; and (v) judgments and attachments, with customary limits and grace periods, against the Company or its property. In addition, the Loans are subject to mandatory prepayment, at the option of each Lender, upon a change in control of the Company (as defined by the Credit Agreement).

Note 6. Commitments and Contingencies
Impact of COVID-19
The full extent of the impact of the COVID-19 pandemic on the global economy generally, and the Company’s business in particular, will depend on future developments, which are highly uncertain and cannot be predicted with confidence. As of June 30, 2021, no contingencies have been recorded on the Company’s balance sheet as a result of the COVID-19 pandemic, however as the pandemic continues, it may have long-term impacts on the Company’s financial condition, results of operations, and cash flows. Refer to Note 2 for further discussion of the COVID-19 pandemic.
Funding Commitments
In the ordinary course of business, the Company may enter into future funding commitments, which are subject to the borrower meeting certain performance-related metrics that are monitored by the Company. As of both June 30, 2021 and December 31, 2020, the Company had $1.1 million of unfunded commitments. The Company maintained sufficient cash on hand to fund such unfunded commitments, including matching these commitments with principal repayments on outstanding loans.

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

Note 7. Income Taxes
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
The following table reconciles net increase in net assets resulting from operations to taxable income:

	Six Months Ended June 30,
	2021	2020
Net increase in net assets resulting from operations	$1,497,425	$1,982,165
Net change in unrealized (appreciation) depreciation on investments	(1,110,455)	851,754
Net change in unrealized depreciation on obligations under participation agreements	(8,408)	(54,182)
Incentive fees on capital gains	258,007	61,617
Other temporary differences (1)	292,901	(158,664)
Total taxable income	$929,470	$2,682,690
_______________
(1)Other temporary differences primarily related to capitalization and amortization of transaction-related fees.

The following table reflects, for tax purposes, the estimated sources of the cash distributions that the Company has paid on its common stock:

	Six Months Ended June 30,
	2021		2020
Source of Distribution	Distribution Amount (1)	%	Distribution Amount (1)	%
Return of capital	$967,477	51.0%	$41,934	1.5%
Net investment income	929,470	49.0%	2,682,690	98.5%
Distributions on a tax basis:	$1,896,947	100.0%	$2,724,624	100.0%
_______________
(1)The Distribution Amount and Percentage reflected are estimated figures. The actual source of distributions is calculated in connection with the filing of the Company’s tax return.
    As of June 30, 2021 and December 31, 2020, the Company did not have differences between amortized cost basis and tax basis cost of investments.

Note 8. Directors’ Fees
The Company’s directors who do not serve in an executive officer capacity for the Company or Terra Income Advisors are entitled to receive annual cash retainer fees, fees for attending board and committee meetings and annual fees for serving as a committee chairperson. These directors receive an annual fee of $20,000, plus $2,500 for each board meeting attended in person, $1,000 for each board meeting attended via teleconference and $1,000 for each committee meeting attended. In addition, the chairman of the audit committee receives an annual fee of $7,500 and the chairman of each of the nominating and corporate governance and the valuation committees, and any other committee, receives an annual fee of $2,500 for their additional services. For the three months ended June 30, 2021 and 2020, the Company recorded $0.03 million and $0.03 million of directors’ fees expense, respectively. For the six months ended June 30, 2021 and 2020, the Company recorded $0.06 million and $0.06 million of directors’ fees expense, respectively.
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

Note 9. Capital
The Company’s Offering ended on April 20, 2018, at which time the Company had sold 8,878,606 shares of common stock, including shares purchased by Terra Capital Partners and excluding shares sold through the DRIP, in both an initial private placement and from the Offering, for gross proceeds of $103.6 million. On January 17, 2019, the Company sold 6,276 shares of common stock at a price of $9.56 per share to an officer in a private placement. As of June 30, 2021, the Company had 8,447,417 shares of common stock outstanding.
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

On May 11, 2021, the Board unanimously approved the resumption of the Tender Offer, effective as of June 30, 2021.

For the three months ended March 31, 2020, the Company repurchased 1,600 shares of the Company’s common stock at a price of $9.15 per share, as a result of an adjustment from the Q4 2019 tender offering. There was no common stock repurchased for the three months ended June 30, September 30, 2020, December 31, 2020 and March 31, 2021. For the three months ended June 30, 2021, the Company repurchased 682 shares of the Company’s common stock at a price of $9.07 per share.

Note 10. Net Increase in Net Assets
Income per share is computed by dividing income available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of June 30, 2021 and December 31, 2020, there were no dilutive shares.
The following information sets forth the computation of the weighted average net increase in net assets per share from operations for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
Basic	2021	2020	2021	2020
Net increase in net assets resulting from operations	$757,545	$2,039,979	$1,497,425	$1,982,165
Weighted average common shares outstanding	8,430,683	8,296,058	8,418,048	8,274,180
Net increase in net assets per share resulting from operations	$0.09	$0.25	$0.18	$0.24

Note 11. Distributions
Distributions from net investment income and capital gain distributions are determined in accordance with U.S. federal income tax regulations, which differ from U.S. GAAP.
The following table reflects the Company’s distributions for the six months ended June 30, 2021 and 2020:

Record Date	Payment Date	Per Share Per Day	Distributions Paid in Cash	Distributions Paid through the DRIP	Total Distributions Paid/Accrued
Six Months Ended June 30, 2021
January 28, 2021	January 31, 2021	$0.001239	$241,041	$81,397	$322,438
February 25, 2021	February 28, 2021	0.001239	219,664	73,721	293,385
March 26, 2021	March 31, 2021	0.001247	244,162	80,961	325,123
April 27, 2021	April 30, 2021	0.001247	237,113	77,707	314,820
May 26, 2021	May 29, 2021	0.001247	245,704	80,070	325,774
June 25, 2021	June 30, 2021	0.001247	238,662	76,745	315,407
			$1,426,346	$470,601	$1,896,947

Record Date	Payment Date	Per Share Per Day	Distributions Paid in Cash	Distributions Paid through the DRIP	Total Distributions Paid/Accrued
Six Months Ended June 30, 2020
January 28, 2020	January 31, 2020	$0.002383	$430,201	$177,853	$608,054
February 25, 2020	February 28, 2020	0.002383	407,142	163,022	570,164
March 26, 2020	March 31, 2020	0.002383	446,503	164,293	610,796
April 27, 2020	April 30, 2020	0.001239	223,554	84,855	308,409
May 26, 2020	May 29, 2020	0.001239	231,182	87,375	318,557
June 25, 2020	June 30, 2020	0.001239	226,467	82,177	308,644
			$1,965,049	$759,575	$2,724,624

Note 12. Financial Highlights
The following is a schedule of financial highlights for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
Per share data:
Net asset value at beginning of period	$9.07	$9.16
Results of operations (1):
Net investment income	0.02	0.20
Net change in unrealized appreciation (depreciation) on investments	0.14	(0.10)
Net realized gain on investments	0.02	0.13
Net change in unrealized depreciation on obligations under participation (2) agreements	—	0.01
Net increase in net assets resulting from operations	0.18	0.24
Stockholder distributions (3):
Distributions from return of capital	(0.11)	(0.01)
Distributions from net investment income	(0.11)	(0.32)
Net decrease in net assets resulting from stockholder distributions	(0.22)	(0.33)
Net asset value, end of period	$9.03	$9.07
Shares outstanding at end of period	8,447,417	8,314,471
Total return (4)	2.04%	2.66%

	Six Months Ended June 30,
	2021	2020
Ratio/Supplemental data:
Net assets, end of period	$76,240,633	$75,380,564
Ratio of net investment income to average net assets (5)	0.89%	4.63%
Ratio of operating expenses to average net assets (5)(6)	11.88%	7.21%
Portfolio turnover	45.29%	9.44%
_______________
(1)The per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)The impact on net asset value was approximately $0.001 for the six months ended June 30, 2021.
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

(6)Excluding the reversal of previously accrued incentive fees on capital gains for the six months ended June 30, 2021 and 2020, the ratio of operating expenses to average net assets was 11.54% and 7.12%, respectively.

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
The coronavirus (COVID-19) pandemic has had a significant impact on local, national and global economies and has resulted in a world-wide economic slowdown. While certain economies have exhibited growth of late when compared to earlier months of 2020, the amount of economic recovery will continue to be impacted by reductions and restrictions in economic activity resulting from increased COVID-19 cases. We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our investments and operations. The extent to which the COVID-19 pandemic may impact our investments and operations going forward will depend on future developments, which are highly uncertain and cannot be predicted with confidence. These developments include the duration of the outbreak, the impact of the global vaccination effort, any new strains of the virus that are resistant to available vaccines, the impact of government stimulus, new information that may emerge concerning the severity of COVID-19, and actions taken by federal, state and local agencies as well as the general public to contain COVID-19 or treat its impact, among others.
We believe, however, that compelling opportunities for us will emerge as a result of the economic disruption caused by the COVID-19 pandemic. While it has had a demonstrable effect on employment, the economy and the national psyche, the impact of the pandemic on property values has yet to be fully realized because property values are the result of slow moving forces, including consumer behavior, supply and demand for space, availability and pricing of mortgage financing and investor demand for property. As these factors become clear and commercial real estate is repriced accordingly, we believe there will be abundant opportunities available to experienced alternative lenders such as us to provide financing for property acquisition, refinancing, development and redevelopment on attractive terms that reflect the new realities of the economy.
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
Expenses
Our primary operating expenses include interest expense on unsecured notes payable, interest expense from obligations under participation agreements, professional fees, payment of fees and reimbursement of expenses to Terra Income Advisors and other expenses necessary for our operations. We bear other expenses, which include, among other things:
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

	June 30, 2021
	Gross Loan Investments		Transfers Treated as Obligations Under Participation Agreements		Net Loan Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair value
BW Property Owner LLC and BW 2 Property Owner LLC)	$20,848,068	$21,180,545	$—	$—	$20,848,068	$21,180,545
370 Lex Part Deux, LLC	19,883,947	19,423,065	—	—	19,883,947	19,423,065
Havemeyer TSM LLC	6,259,908	6,345,282	—	—	6,259,908	6,345,282
RS JZ Driggs, LLC	5,791,175	5,807,272	—	—	5,791,175	5,807,272
Stonewall Station Mezz LLC	4,838,328	4,843,772	—	—	4,838,328	4,843,772
Dwight Mezz II LLC	3,000,000	3,033,006	—	—	3,000,000	3,033,006
Stonewall Station Investments LLC	1,519,710	1,534,678			1,519,710	1,534,678
Total loan investments	62,141,136	62,167,620	—	—	62,141,136	62,167,620
Marketable securities	8,290,099	9,017,436	—	—	8,290,099	9,017,436
Total investments	$70,431,235	$71,185,056	$—	$—	$70,431,235	$71,185,056

	December 31, 2020
	Gross Loan Investments		Transfers Treated as Obligations Under Participation Agreements		Net Loan Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair value
370 Lex Part Deux, LLC	$18,829,330	$18,177,257	$—	$—	$18,829,330	$18,177,257
LD Milpitas Mezz, LP	17,118,124	17,175,880	4,285,562	4,293,971	12,832,562	12,881,909
Orange Grove Property Investors, LLC	8,539,823	8,565,819	—	—	8,539,823	8,565,819
Havemeyer TSM LLC	6,222,830	6,347,853	—	—	6,222,830	6,347,853
Stonewall Station Mezz LLC	4,623,925	4,607,695	—	—	4,623,925	4,607,695
RS JZ Driggs, LLC	4,313,257	4,306,434	—	—	4,313,257	4,306,434
City Gardens 333 LLC	3,957,458	3,958,747	—	—	3,957,458	3,958,747
Dwight Mezz II LLC	3,000,000	3,033,593	—	—	3,000,000	3,033,593
Total loan investments	66,604,747	66,173,278	4,285,562	4,293,971	62,319,185	61,879,307
Marketable securities	789,335	864,170	—	—	789,335	864,170
Total investments	$67,394,082	$67,037,448	$4,285,562	$4,293,971	$63,108,520	$62,743,477

	Three Months Ended June 30,
	2021		2020
	Weighted Average Principal Amount	Weighted Average Coupon Rate	Weighted Average Principal Amount	Weighted Average Coupon Rate
Gross loan investments	$61,762,603	12.6%	$65,770,965	12.2%
Obligations under participation agreements	(1,940,217)	13.0%	(4,165,187)	13.0%
Net loan investments	$59,822,386	12.6%	$61,605,778	12.1%

	Six Months Ended June 30,
	2021		2020
	Weighted Average Principal Amount	Weighted Average Coupon Rate	Weighted Average Principal Amount	Weighted Average Coupon Rate
Gross loan investments	$63,103,927	12.4%	$64,944,026	12.2%
Obligations under participation agreements	(3,082,418)	13.0%	(4,002,183)	13.0%
Net loan investments	$60,021,509	12.4%	$60,941,843	12.1%
Many companies, and in particular those in the hospitality and office sectors, have been negatively impacted by the COVID-19 pandemic. Our portfolio is concentrated in a limited number of industries and borrowers, and, as a result, a downturn in any particular industry or borrower in which we are heavily invested may significantly impact the aggregate returns we realize. If an industry in which we are heavily invested suffers from adverse business or economic conditions (as a result of the COVID-19 pandemic or otherwise), a material portion of our investment could be affected adversely, which, in turn, could adversely affect our financial position and results of operations. For example, as of June 30, 2021, our investments secured by land and office properties represented approximately 36.1% and 25.5%, respectively, of our net assets. In addition, as of June 30, 2021, we held only seven investments and our largest loan investment represented approximately 27.7% of our net assets and our top three loan investments represented approximately 61.5% of our net assets.
Portfolio Investment Activity
For the three months ended June 30, 2021 and 2020, we invested $24.2 million and $1.6 million in new and add-on loans, and had $25.7 million and $0.4 million of loan repayments, resulting in net repayments of $1.5 million and net investments of $1.2 million, respectively. Additionally, for the three months ended June 30, 2021, we sold $2.3 million of marketable securities; and for the three months ended June 30, 2020, we purchased $1.8 million and sold $5.7 million of marketable securities.

For the six months ended June 30, 2021 and 2020, we invested $25.1 million and $5.7 million in new and add-on loans, and had $29.8 million and $0.4 million of loan repayments, resulting in resulting in net repayments of $4.7 million and net investments of $5.3 million, respectively. Additionally, for the six months ended June 30, 2021 and 2020, we purchased $10.0 million and $4.8 million in marketable securities, and sold $2.3 million and $5.7 million of marketable securities, respectively.
In February 2021, we issued $38.4 million in aggregate principal amount of 7.00% fixed-rate notes due 2026, for net proceeds of $37.2 million after deducting underwriting commissions of $1.2 million.
    Our portfolio composition, based on fair value at June 30, 2021 and December 31, 2020 was as follows:

	June 30, 2021			December 31, 2020
	Investments at Fair Value	Percentage of Total Portfolio	Weighted Average Coupon Rate (1)	Investments at Fair Value	Percentage of Total Portfolio	Weighted Average Coupon Rate (1)
Loans	$3,033,006	4.3%	11.0%	$20,209,473	30.1%	12.7%
Loans through participation interest	59,134,614	83.0%	13.0%	45,963,805	68.6%	10.1%
Marketable securities	9,017,436	12.7%	7.8%	864,170	1.3%	8.5%
Total	$71,185,056	100.0%	12.3%	$67,037,448	100.0%	10.8%
_______________
(1)Based upon the principal value of our investments.
The following table shows the portfolio composition by property type grouping based on fair value at June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value		Percentage of Total Portfolio
Land	$27,558,995	38.6%	$4,607,695		6.9%
Office	19,423,065	27.3%	18,177,257		27.1%
Mixed use	6,345,282	8.9%	6,347,853	9.5	9.5%
Multifamily	5,807,272	8.2%	4,306,434		6.4%
Student housing	3,033,006	4.3%	6,992,340		10.4%
Hotel - extended stay	—	—%	17,175,880		25.6%
Condominium	—	—%	8,565,819		12.8%
Total loan investments	62,167,620	87.3%	66,173,278		98.7%
Marketable securities	9,017,436	12.7%	864,170		1.3%
Total investments	$71,185,056	100.0%	$67,037,448		100.0%

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
Term Loan
In April 2021, we entered into a credit agreement with a lender to provide for a delayed draw term loan of $25.0 million (the “Term Loan”). The Term Loan currently bears interest at a rate equal to 5.625% and matures on April 9, 2025. As of June 30, 2021, no amount was outstanding under the Term Loan.
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
    As of June 30, 2021, we did not have any obligations under participation agreements. As of December 31, 2020, obligations under participation agreements at fair value was $4.3 million and the weighted average contractual interest rate on the obligations under participation agreements was 13.0%. For the six months ended June 30, 2021, we did not transfer any investments to affiliates through participation agreements and made $4.3 million of repayments on obligations under participation agreements. For the six months ended June 30, 2020, we transferred $1.1 million of investments to affiliates through participation agreements and did not make any repayments on obligations under participation agreements.
Results of Operations
Operating results for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Total investment income	$2,466,287	$2,222,301	$243,986	$4,825,259	$4,410,660	$414,599
Total operating expenses	2,812,669	1,527,037	1,285,632	4,617,871	2,716,053	1,901,818
Net investment (loss) income	(346,382)	695,264	(1,041,646)	207,388	1,694,607	(1,487,219)
Net change in unrealized appreciation (depreciation) on investments	929,350	275,681	653,669	1,110,455	(851,754)	1,962,209
Net realized gain on investments	171,174	1,076,236	(905,062)	171,174	1,085,130	(913,956)
Net change in unrealized depreciation on obligations under participation agreements	3,403	(7,202)	10,605	8,408	54,182	(45,774)
Net decrease in net assets resulting from operations	$757,545	$2,039,979	$(1,282,434)	$1,497,425	$1,982,165	$(484,740)

Investment Income
The composition of our investment income for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Interest income	$2,280,833	$2,215,803	$65,030	$4,419,224	$4,343,828	$75,396
Dividend and other income	185,454	6,498	178,956	406,035	66,832	339,203
Total investment income	$2,466,287	$2,222,301	$243,986	$4,825,259	$4,410,660	$414,599

Interest Income
For the three and six months ended June 30, 2021 as compared to the same periods in 2020, interest income increased by $0.1 million and $0.1 million, respectively, primarily due to an increase in the weighed-average coupon rate on our investments, partially offset by a decrease in the weighted-average outstanding principal balance on our investments.
Dividend and Other Income
For the three and six months ended June 30, 2021 as compared to the same periods in 2020, dividend and other income increased by $0.2 million and $0.3 million, respectively, as a result of dividend income earned on the marketable securities we invested in.

Operating Expenses
The composition of our operating expenses for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Base management fees	$564,604	$376,629	$187,975	$1,040,668	$749,652	$291,016
Incentive fees on capital gains	220,785	217,138	3,647	258,007	61,617	196,390
Operating expense reimbursement to Adviser	385,365	212,490	172,875	640,577	424,762	215,815
Servicing fees	130,026	186,466	(56,440)	255,365	367,805	(112,440)
Interest expense on unsecured notes payable	792,662	—	792,662	1,206,879	—	1,206,879
Professional fees	387,912	293,631	94,281	638,320	634,755	3,565
Interest expense from obligations under participation agreements	98,604	141,902	(43,298)	240,215	281,570	(41,355)
Interest expense on term loan	61,291	—	61,291	61,291	—	61,291
Directors’ fees	27,125	30,125	(3,000)	60,250	63,250	(3,000)
Insurance expense	61,949	53,882	8,067	117,826	107,539	10,287
General and administrative expenses	82,346	14,774	67,572	98,473	25,103	73,370
Total operating expenses	$2,812,669	$1,527,037	$1,285,632	$4,617,871	$2,716,053	$1,901,818

    For the three and six months ended June 30, 2021 as compared to the same periods in 2020, total operating expenses increased by $1.3 million and $1.9 million, respectively. The reasons for the changes are stated below.
Base Management Fees
    Under the Investment Advisory Agreement, we pay Terra Income Advisors a base management fee, which is calculated at an annual rate of 2.0% of our average gross assets.
    For the three and six months ended June 30, 2021 as compared to the same periods in 2020, base management fees increased by $0.2 million and $0.3 million, respectively, due to an increase in our gross assets resulting from proceeds from the issuance of our unsecured notes payable.
Incentive Fees on Capital Gains
Under the Investment Advisory Agreement, we pay Terra Income Advisors an incentive fee on capital gains equal to 20.0% of our net realized and unrealized capital gains. No incentive fees on capital gains are actually payable by us with respect to unrealized gains` until those gains are realized.
For the three months ended June 30, 2021 as compared to the same period in 2020, incentive fees on capital gains were substantially the same. For the six months ended June 30, 2021 as compared to the same period in 2020, incentive fees on capital gains increased by $0.2 million, primarily due to an increase in unrealized appreciation on our marketable securities and loans.
Operating Expense Reimbursement to Adviser
    Under the Investment Advisory Agreement, we reimburse Terra Income Advisors for operating expenses incurred in connection with administrative services provided to us, including compensation to administrative personnel.
    For the three and six months ended June 30, 2021 as compared to the same periods in 2020, operating expense reimbursement to Adviser increased by $0.2 million and $0.2 million, respectively, primarily due to an increase in our allocation ratio in relation to affiliated funds managed by Terra Income Advisors and its affiliates as a result of cash proceeds from the issuance of the unsecured notes payable.
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
    For the three and six months ended June 30, 2021 as compared to the same periods in 2020, servicing fees decreased by $0.1 million and $0.1 million, respectively, as a result of a reduction in the servicing fee rate as well as a decrease in our NAV.
Interest Expense on Unsecured Notes Payable
In February 2021, we issued $38.4 million in aggregate principal amount of 7.00% fixed-rate notes due 2026.
For the three and six months ended June 30, 2021, interest expense on unsecured notes payable was $0.8 million and $1.2 million, respectively. There was no such interest expense for the six months ended June 30, 2020.
Professional Fees
For the three months ended June 30, 2021 as compared to the same period in 2020, professional fees increased by $0.1 million, primarily due to an increase in the cost of compliance. For the six months ended June 30, 2021 as compared to the same period in 2020, professional fees were substantially the same.
Interest Expense From Obligations Under Participation Agreements
For the three and six months ended June 30, 2021 as compared to the same periods in 2020, interest expense from obligations under participation agreements decreased by $0.04 million and $0.04 million, respectively, as a result of a decrease in the weighted average outstanding principal balance on obligations under participation agreements.
Interest Expense on Term Loan
In April 2021, we entered into a credit agreement with a lender to provide for a delayed draw term loan of $25.0 million. The Term Loan currently bears interest at a rate equal to 5.625% and matures on April 9, 2025. We also pay, with respect to any unused portion of the Term Loan, a commitment fee of 0.75% per annum. As of June 30, 2021, no amount was outstanding under the Term Loan.
For both the three and six months ended June 30, 2021, interest expense on Term Loan was $0.1 million, representing the amortization of deferred financial costs and the commitment fee we paid for the period. There was no interest expense on term loan for the three and six months ended June 30, 2020.
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
2021 — For the three and six months ended June 30, 2021, we recorded an increase in net change in unrealized appreciation on investments of $0.9 million and $1.1 million, respectively, primarily due to an increase in the trading price of the marketable securities that we invested in. Additionally, net change in unrealized appreciation on investments increased as a result of a new investment originated and an increase in the fair value of a loan as it is approaching maturity which will settle at par.
2020 — For the three months ended June 30, 2020, we recorded a decrease in net change in unrealized depreciation on investments and obligations under participation agreements of $0.3 million and $0.01 million, respectively, reflecting the slight improvement in and stabilization of capital markets. For the six months ended June 30, 2020, we recorded an increase in net change in unrealized depreciation on investments and obligations under participation agreements of $0.9 million and $0.1 million, respectively, primarily due to widening credit spreads partially offset by decreases in underlying index rates as a result of the macro-economic conditions impacted by the COVID-19 outbreak.

Net Realized Gain on Investments
For both the three and six months ended June 30, 2021, we sold certain marketable securities and recognized a net realized gain on investments of $0.2 million. For both the three and six months ended June 30, 2020, we sold certain marketable securities and recognized a net realized gain on investments of $1.1 million.
Net Increase in Net Assets Resulting from Operations
For the three months ended June 30, 2021 and 2020, we recorded a net increase in net assets resulting from operations of $0.8 million and $2.0 million, respectively. Based on the weighted average shares of common stock outstanding, our per share net increase in net assets resulting from operations was $0.09 and $0.25, respectively.
For the six months ended June 30, 2021 and 2020, we recorded a net increase in net assets resulting from operations of $1.5 million and $2.0 million, respectively. Based on the weighted average shares of common stock outstanding, our per share net increase in net assets resulting from operations was $0.18 and $0.24, respectively.
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
    We may borrow funds to make investments to the extent we determine that leveraging our portfolio would be appropriate. In February 2021, we issued $38.4 million in aggregate principal amount of 7.00% fixed-rate notes due 2026, for net proceeds of $37.2 million after deducting underwriting commissions of $1.2 million. In April 2021, we entered into a credit agreement with a lender to provide for a delayed draw term loan of $25.0 million.. The Term Loan currently bears interest at a rate equal to 5.625% and matures on April 9, 2025. As of June 30, 2021, we have not drawn on the Term Loan.
    We do not have any material commitments for capital resources as of June 30, 2021. We are not aware of any known trends in our capital resources or any material changes in the mix and relative cost of such resources
Cash Flows for the Six Months Ended June 30, 2021
    Operating Activities — For the six months ended June 30, 2021, net cash used in operating activities was $1.8 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, repayments and sales of portfolio investments, among other factors. Cash flows used in operating activities for the six months ended June 30, 2021 were primarily related to purchases of investments of $35.0 million, partially offset by repayments and proceeds from sale of investments of $32.1 million and cash generated from operations of $1.1 million.
    Financing Activities — For the six months ended June 30, 2021, net cash provided by financing activities was $30.5 million, primarily related to proceeds from issuance of unsecured notes, net of discount, of $37.2 million, partially offset by repayment of obligations under participation agreements of $4.3 million, payment of financing costs related to the issuance of unsecured notes of $1.0 million and distributions paid to stockholders of $1.4 million.
Cash Flows for the Six Months Ended June 30, 2020
    Operating Activities — For the six months ended June 30, 2020, net cash used in operating activities was $2.5 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, repayments and sales of portfolio investments, among other factors. Cash flows used in operating activities for the six months ended June 30, 2020 were primarily related to purchases of investments of $10.5 million, partially offset by repayments and proceeds from sale of investments of $6.2 million and cash generated from operations of $1.8 million.
    Financing Activities — For the six months ended June 30, 2020, net cash used in financing activities was $0.9 million, primarily related to distributions paid to stockholders of $2.0 million, partially offset by proceeds from obligations under participation agreements of $1.1 million.
REIT Status and Distributions
    We elected to be taxed as a REIT under the Code commencing with our short taxable year beginning October 1, 2018 and ending December 31, 2018, and we have operated in such a manner to continue to be taxed as a REIT for federal income tax purposes. In order to qualify as a REIT, we are required, among other things, to distribute at least 90% of our REIT net taxable income to the stockholders and meet certain tests regarding the nature of our income and assets. As long as the distributions are declared by the later of the fifteenth day of the ninth month following the close of the taxable year or the due date of the tax return, including extensions, distributions paid up to one year after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We are also subject to nondeductible federal excise taxes if we do not distribute at least 85.0% of our ordinary income, 95.0% of our capital gain net income, if any, and any recognized and undistributed income from prior years on which we paid no federal income taxes. For the six months ended June 30, 2021 and 2020, we have made sufficient distributions to our stockholders to qualify to be taxed as a REIT and to preclude the imposition of either U.S. federal corporate income or excise taxation.
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
Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the statements of operations. For the three and six months ended June 30, 2021 and 2020, we did not incur any interest or penalties.
Contractual Obligations
The following table provides a summary of our contractual obligations at June 30, 2021:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Unsecured notes payable — principal (1)	$38,375,000	$—	$—	$38,375,000	$—
Interest on borrowings (2)	12,759,688	2,686,250	5,372,500	4,700,938	—
Unfunded lending commitments (3)	1,064,900	1,064,900	—	—	—
	$52,199,588	$3,751,150	$5,372,500	$43,075,938	$—
___________________________
(1)Amount excludes unamortized discount and deferred financing costs of $2.0 million.
(2)Interest was calculated using the applicable annual variable interest rate and balance outstanding at June 30, 2021. Amount represents interest expense through maturity plus exit fee as applicable.
(3)Certain of our loans provide for commitments to fund the borrower at a future date. As of June 30, 2021, we had one loan with total funding commitments of $7.4 million, of which we funded $6.3 million.

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
The following table presents a summary of such fees and reimbursements in accordance with the terms of the related agreements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Base management fees	564,604	376,629	$1,040,668	$749,652
Incentive fees on capital gains	220,785	217,138	258,007	61,617
Operating expense reimbursement to Adviser	385,365	212,490	640,577	424,762
Servicing fees	130,026	186,466	255,365	367,805
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
On September 30, 2017, we adopted the Servicing Plan. For the three months ended June 30, 2021 and 2020, we recorded servicing fees of $0.1 million and $0.2 million, respectively. For the six months ended June 30, 2021 and 2020, we recorded servicing fees of $0.3 million and $0.4 million, respectively. As of both June 30, 2021 and December 31, 2020, unpaid servicing fees were $0.2 million and were included in accrued expenses on the statements of assets and liabilities.
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
As of June 30, 2021, we had one investment with a principal balance of $19.9 million that provides for interest income indexed to LIBOR and another investment with a principal balance of $1.5 million that provides for interest income indexed to the prime rate, all of which are subject to a floor. A decrease of 1% or an increase of 1% in these indexes would have no impact on our annual interest income because the interest rates are protected by a floor in the respective loan agreements.
We may hedge against interest rate and currency exchange rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts, subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. For the three and six months ended June 30, 2021 and 2020, we did not engage in interest rate hedging activities.
In addition, we may have risks regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Valuation of Investments.”

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
    As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
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

Exhibit No.	Description and Method of Filing
4.5	Form of Global Note representing the Notes (included in Exhibit 4.4).
10.1**
Credit Agreement, dated as of April 9, 2021, by and among Terra Income Fund 6, Inc., as borrower, Eagle Point Credit Management LLC, as agent, and the lender parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 15, 2021).

10.2**
Security Agreement, dated as of April 9, 2021, by and among Terra Income Fund 6, Inc., as grantor, and Eagle Point Credit Management LLC, as administrative agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 15, 2021).

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
* Filed herewith.
** Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 11, 2021

TERRA INCOME FUND 6, INC.

By:	/s/ Vikram S. Uppal
Vikram S. Uppal
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Gregory M. Pinkus
Gregory M. Pinkus
Chief Financial Officer, Chief Operating Officer,
Treasurer and Secretary
(Principal Financial and Accounting Officer)