Form 10-Q
period 2021-09-30
Terra Income Fund 6, Inc.
filed 2021-11-12
CIK 1577134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 12, 2021, the registrant had 8,271,266 shares of common stock, $0.001 par value, outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the date of this document.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Terra Income Fund 6, Inc.
Consolidated Statements of Assets and Liabilities

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Investments, at fair value — non-controlled (amortized cost of $34,119,108 and $20,118,124, respectively)	$34,477,901	$20,209,473
Investment through participation interest, at fair value — non-controlled (amortized cost of $55,240,116 and $46,486,623, respectively) (Note 4)	54,687,585	45,963,805
Marketable securities, at fair value — non-controlled (cost of $4,717,808 and $789,335, respectively)	4,944,975	864,170
Total investments	94,110,461	67,037,448
Cash and cash equivalents	21,368,283	13,703,374
Restricted cash	—	599,315
Interest receivable	1,034,941	374,188
Prepaid expenses and other assets	308,088	411,267
Total assets	116,821,773	82,125,592
Liabilities
Unsecured notes payable (net of unamortized debt issuance costs of $1,968,446 and $0)	36,406,554	—
Term loan payable (net of unamortized debt issuance costs of $872,196 and $0)	4,127,804	—
Obligations under participation agreements, at fair value (proceeds of $0 and $4,250,000, respectively) (Note 4)	—	4,293,971
Interest reserve and other deposits held on investments	—	599,315
Due to Adviser, net	672,685	503,892
Accrued expenses	592,873	449,762
Interest payable from obligations under participation agreements	—	93,618
Other liabilities	661,419	9,301
Total liabilities	42,461,335	5,949,859
Net assets	$74,360,438	$76,175,733
Commitments and contingencies (See Note 6)
Components of net assets:
Common stock, $0.001 par value, 450,000,000 shares authorized, and 8,262,960 and 8,396,435 shares issued and outstanding, respectively	$8,263	$8,396
Capital in excess of par	74,587,879	76,366,019
Distributions in excess of accumulated net income	(235,704)	(198,682)
Net assets	$74,360,438	$76,175,733
Net asset value per share	$9.00	$9.07

See notes to unaudited consolidated financial statements.

Terra Income Fund 6, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Investment income
Interest income	$4,105,800	$2,181,815	$8,525,024	$6,525,643
Prepayment fee income	485,236	1,280,290	485,236	1,280,290
Dividend and other income	218,821	29,622	624,856	96,454
Total investment income	4,809,857	3,491,727	9,635,116	7,902,387
Operating expenses
Base management fees	566,213	383,244	1,606,881	1,132,896
(Reversal of incentive fees) incentive fees on capital gains (1)	(90,614)	(18,620)	167,393	42,997
Operating expense reimbursement to Adviser (Note 4)	255,947	213,746	896,524	638,508
Servicing fees (Note 2, Note 4)	125,197	189,572	380,562	557,377
Interest expense on unsecured notes payable	733,611	—	1,940,490	—
Professional fees	343,576	256,111	981,896	890,866
Interest expense from obligations under participation agreements (Note 4)	1,186,970	144,763	1,427,185	426,333
Interest expense on term loan	99,778	—	161,069	—
Directors’ fees	26,147	30,125	86,397	93,375
Insurance expense	61,949	53,881	179,775	161,420
General and administrative expenses	6,948	8,676	105,421	33,779
Total operating expenses	3,315,722	1,261,498	7,933,593	3,977,551
Net investment income before income taxes	1,494,135	2,230,229	1,701,523	3,924,836
Income tax expense	114,635	—	114,635	—
Net investment income	1,379,500	2,230,229	1,586,888	3,924,836
Net change in unrealized (depreciation) appreciation on investments	(720,210)	(173,793)	390,245	(1,025,547)
Net change in unrealized depreciation on obligations under participation agreements	—	5,662	8,408	59,844
Net realized gain on investments	95,966	75,030	267,140	1,160,160
Net increase in net assets resulting from operations	$755,256	$2,137,128	$2,252,681	$4,119,293

Per common share data:
Net investment income per share	$0.16	$0.27	$0.19	$0.47
Net increase in net assets resulting from operations per share	$0.09	$0.26	$0.27	$0.50
Weighted average common shares outstanding	8,454,068	8,324,079	8,430,186	8,290,934
_______________
(1)For the three months ended September 30, 2021 and 2020, the Company reversed previously accrued incentive fees on capital gains of $90,614 and $18,620, respectively. Incentive fees on capital gains are based on 20% of net realized and unrealized capital gains. No incentive fees on capital gains are actually payable by the Company with respect to unrealized gains unless and until those gains are realized.

See notes to unaudited consolidated financial statements.

Terra Income Fund 6, Inc.
Consolidated Statements of Changes in Net Assets
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operations
Net investment income	$1,379,500	$2,230,229	$1,586,888	$3,924,836
Net change in unrealized (depreciation) appreciation on investments	(720,210)	(173,793)	390,245	(1,025,547)
Net change in unrealized depreciation on obligations under participation agreements	—	5,662	8,408	59,844
Net realized gain on investments	95,966	75,030	267,140	1,160,160
Net increase in net assets resulting from operations	755,256	2,137,128	2,252,681	4,119,293
Stockholder distributions
Distributions from return of capital	—	—	(577,226)	—
Distributions from net investment income	(969,979)	(948,634)	(2,289,700)	(3,673,258)
Net decrease in net assets resulting from stockholder distributions	(969,979)	(948,634)	(2,866,926)	(3,673,258)
Capital share transactions
Reinvestment of stockholder distributions	230,633	250,424	701,234	1,009,999
Repurchases of common stock under stock repurchase plan	(1,896,105)	—	(1,902,284)	(14,640)
Net (decrease) increase in net assets resulting from capital share transactions	(1,665,472)	250,424	(1,201,050)	995,359
Net (decrease) increase in net assets	(1,880,195)	1,438,918	(1,815,295)	1,441,394
Net assets, at beginning of period	76,240,633	75,380,564	76,175,733	75,378,088
Net assets, at end of period	$74,360,438	$76,819,482	$74,360,438	$76,819,482

Capital share activity
Shares outstanding, at beginning of period	8,447,417	8,314,471	8,396,435	8,232,636
Shares issued from reinvestment of stockholder distributions	25,521	27,756	77,185	111,191
Shares repurchased under stock repurchase plan and other	(209,978)	—	(210,660)	(1,600)
Shares outstanding, at end of period	8,262,960	8,342,227	8,262,960	8,342,227

See notes to unaudited consolidated financial statements.

Terra Income Fund 6, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net increase in net assets resulting from operations	$2,252,681	$4,119,293
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Net change in unrealized (appreciation) depreciation on investments	(390,245)	1,025,547
Net change in unrealized depreciation on obligations under participation agreements	(8,408)	(59,844)
Net realized gain on investments	(267,140)	(1,160,160)
Amortization and accretion of investment-related fees, net	(630,880)	(219,476)
Amortization of discount on debt issuance	102,729	—
Amortization of deferred financing costs	171,677	—
Amortization of discount on investments, net	—	(42,856)
Paid-in-kind interest, net	(94,524)	(286,340)
Purchases of investments	(103,350,399)	(12,339,257)
Repayments and proceeds from sale of investments	77,879,346	9,048,232
Changes in operating assets and liabilities:
Increase in interest receivable	(660,753)	(58,747)
Decrease (increase) in prepaid expenses and other assets	103,179	(16,789)
(Decrease) increase in interest reserve and other deposits held on investments	(599,315)	535,737
Increase in due to Adviser, net	168,793	71,038
Increase in accrued expenses	143,111	65,599
(Decrease) increase in interest payable from obligations under participation agreements	(93,618)	11,105
Increase (decrease) in other liabilities	631,063	(29,334)
Net cash (used in) provided by operating activities	(24,642,703)	663,748
Cash flows from financing activities:
Proceeds from issuance of unsecured notes payable, net of discount	37,175,781	—
Repayment of obligations under participation agreements	(25,728,138)	—
Proceeds from obligations under participation agreements	21,223,404	1,129,112
Proceeds from borrowings under term loan payable, net of discount	4,375,000	—
Payments of stockholder distributions	(2,165,692)	(2,663,259)
Payments of financing costs	(1,290,829)	—
Payments for repurchases of common stock under stock repurchase plan	(1,881,229)	(14,640)
Net cash provided by (used in) financing activities	31,708,297	(1,548,787)
Net increase (decrease) in cash, cash equivalents and restricted cash	7,065,594	(885,039)
Cash, cash equivalents and restricted cash, at beginning of period	14,302,689	17,681,699
Cash, cash equivalents and restricted cash, at end of period (Note 2)	$21,368,283	$16,796,660

Supplemental disclosure of cash flow information:
Interest paid on debt	$3,073,255	$393,122
Supplemental non-cash information:
Reinvestment of stockholder distributions	$701,234	$1,009,999
See notes to unaudited consolidated financial statements.

Terra Income Fund 6, Inc.
Consolidated Schedule of Investments (Unaudited)
September 30, 2021

Portfolio Company (1)	Collateral Location	Property Type	Coupon Rate (2)	Current Interest Rate	Exit Fee	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (3)	% of Net Assets (4)
Loan investments — non-controlled
Mezzanine loans:
Dwight Mezz II, LLC	US - CA	Student housing	11.00%	11.00%	0.00%	5/11/2017	5/6/2027	$3,000,000	$3,000,000	$3,001,405	4.0%
Havemeyer TSM LLC (5)(7)	US - NY	Mixed use	15.00%	15.00%	1.00%	12/18/2020	12/1/2022	6,808,000	6,791,471	6,878,371	9.3%
									9,791,471	9,879,776	13.3%
Preferred equity investments:
RS JZ Driggs, LLC (6)(7)(8)	US - NY	Multifamily	12.25%	12.25%	1.00%	5/1/2018	1/1/2021	7,022,227	7,063,227	7,084,609	9.5%
370 Lex Part Deux, LLC (6)(7)	US - NY	Office	LIBOR + 8.25% (2.44% Floor)	10.69%	0.00%	12/17/2018	1/9/2022	20,446,917	20,438,686	19,537,108	26.3%
									27,501,913	26,621,717	35.8%
First mortgages:
BW Property Owner LLC and BW 2 Property Owner LLC (6)(7)	US - PA	Land	15.00%	15.00%	1.00%	5/14/2021	6/1/2022	21,000,000	20,946,732	21,187,497	28.5%
American Gilsonite Company	US - UT	Infrastructure	14.00%	14.00%	1.00%	8/31/2021	8/31/2023	21,250,000	21,250,000	21,412,143	28.8%
									42,196,732	42,599,640	57.3%
Credit facility:
Post Brothers Holdings LLC (9)(10)	N/A	N/A	15.00%	15.00%	1.00%	7/16/2021	7/16/2024	10,000,000	9,869,108	10,064,353	13.5%
									9,869,108	10,064,353	13.5%

Total loan investments — non-controlled									$89,359,224	$89,165,486	119.9%

Portfolio Company (1)	Industry	Dividend Yield	Acquisition Date	Maturity Date	Shares	Cost	Fair Value	% of Net Assets (4)
Marketable securities — non-controlled (11):
Common and preferred shares
Nexpoint Real Estate Finance, Inc. - Series A Preferred Shares	REIT	8.5%	7/30/2020	7/24/2025	33,560	$789,335	$870,882	1.2%
Blackstone Mortgage Trust, Inc. - Class A Common Shares	REIT	7.7%	3/4/2021	N/A	54,060	1,677,672	1,638,920	2.2%
KKR Real Estate Finance Trust Inc. - Common Shares	REIT	7.8%	3/4/2021	N/A	60,315	1,129,409	1,272,647	1.7%
Starwood Property Trust, Inc. - Common Shares	REIT	7.6%	3/10/2021	N/A	47,625	1,121,392	1,162,526	1.6%
Total marketable securities — non-controlled						$4,717,808	$4,944,975	6.7%

Total investments — non-controlled						$94,077,032	$94,110,461	126.6%
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
(4)Percentages are based on net assets of $74.4 million as of September 30, 2021.
(5)Participation interest is with Mavik Real Estate Special Opportunities Fund REIT, LLC (formerly known as Terra Real Estate Credit Opportunities Fund REIT, LLC), a related-party real estate investment trust managed by an affiliate of the Company’s sponsor. The Company is committed to fund up to $7.4 million on this investment. As of September 30, 2021, the unfunded commitment was $0.6 million.
(6)Participation interest is with Terra Property Trust, Inc., a related-party real estate investment trust managed by an affiliate of the Company’s sponsor.
(7)The Company acquired these investments through participation agreements. See “Participation Agreements” in Note 4 in the accompanying notes to the consolidated financial statements.
(8)This investment is currently in maturity default. The Company has exercised its rights and is facilitating the completion of construction of the underlying asset in anticipation of lease up and disposition of the asset.
(9)On July 16, 2021, the Company originated a $15.0 million unsecured corporate credit facility, of which $10.0 million was funded at closing. The borrower is a multifamily operator in Philadelphia, PA.
(10)The borrower also pays a 1.0% fee on the unused portion of the credit facility.
(11)From time to time, the Company may invest in debt and equity securities.
See notes to unaudited consolidated financial statements.

Terra Income Fund 6, Inc.
Consolidated Schedule of Investments
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
(6)The loan participation from the Company does not qualify for sale accounting and therefore, this loan remains in the Schedule of Investments. See “Obligations under Participation Agreements” in Note 3 in the accompanying notes to the consolidated financial statements.
(7)The Company acquired these investments through participation agreements. See “Participation Agreements” in Note 4 in the accompanying notes to the consolidated financial statements.
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

See notes to unaudited consolidated financial statements.

Terra Income Fund 6, Inc.
Notes to Consolidated Financial Statements (Unaudited)
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
On April 1, 2021, Mavik Capital Management, LP (“Mavik”), an entity controlled by Vikram S. Uppal, the Chief Executive Officer of the Company, completed a series of related transactions that resulted in all of the outstanding interests in Terra Capital Partners being acquired by Mavik for a combination of cash and interests in Mavik (the “Recapitalization”). Following the series of transactions described below, Terra Income Advisors is ultimately controlled by Mavik.
Prior to the Recapitalization, Terra Capital Partners was the immediate parent and managing member of Terra Income Advisors, and was ultimately controlled by Axar Real Estate Capital Group LLC (“Axar RE Manager”). In connection with the Recapitalization, Axar RE Manager assumed direct control of Terra Income Advisors by becoming its manager. Thus, the same parties that controlled Terra Income Advisors prior to the consummation of the Recapitalization maintained control of Terra Income Advisors, and by the terms of the Recapitalization continued to do so until a new investment advisory and administrative services agreement between the Company and Terra Income Advisors (the “New Advisory Agreement”) was approved by the affirmative vote of a majority of the outstanding shares of common stock entitled to vote at the 2021 annual meeting of stockholders of the Company on September 22, 2021. Subsequent to the approval of the New Advisory Agreement, Axar RE Manager ceased to be the manager of the Advisor and Terra Capital Partners again became the managing member of Terra Income Advisors.

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

Note 2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”), and include the accounts of the Company and its consolidated subsidiaries. The accompanying interim consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X. The Company is an investment company, as defined under U.S. GAAP, and applies accounting and reporting guidance in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 946, Financial Services — Investment Companies. The consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the results of operations and financial condition as of and for the periods presented.
Consolidation: As provided under Regulation S-X and ASC Topic 946, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company or controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of the Company’s wholly-owned subsidiaries that meet the aforementioned criteria in its consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.
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
    The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s statements of assets and liabilities to the total amount shown in its statements of cash flows:

	September 30,
	2021	2020
Cash and cash equivalents	$21,368,283	$15,636,782
Restricted cash	—	1,159,878
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$21,368,283	$16,796,660

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
Deferred Debt Issuance Costs: The Company records issue discounts and other financing costs related to its debt obligation as deferred debt issuance costs, which are presented as a direct deduction from the carrying value of the related debt liability. These expenses are deferred and amortized using the effective interest method over the stated maturity of the debt obligation.
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
Income Taxes:  The Company elected to be taxed as a REIT under the Code commencing with its short taxable year beginning October 1, 2018 and ending December 31, 2018. In order to qualify as a REIT, the Company is required, among other things, to distribute at least 90% of its REIT net taxable income to the stockholders and meet certain tests regarding the nature of its income and assets. To the extent any of the Company’s taxable income was not previously distributed, the Company will make a dividend declaration pursuant to Section 858(a)(1) of the Code, allowing the Company to treat certain dividends that are to be distributed after the close of a taxable year as having been paid during the taxable year. As a REIT, the Company is not subject to U.S. federal income taxes on income and gains distributed to the stockholders as long as certain requirements are satisfied, principally relating to the nature of income and the level of distributions, as well as other factors. If the Company fails to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal and state income taxes at regular corporate rates beginning with the year in which it fails to qualify and may be precluded from being able to elect to be treated as a REIT for the Company’s four subsequent taxable years. For the three and nine months ended September 30, 2021 and 2020, the Company satisfied all the requirements for a REIT.
The Company holds certain portfolio company investments through consolidated taxable REIT subsidiaries (“TRSs”). Such subsidiaries may be subject to U.S. federal and state corporate-level income taxes. These consolidated subsidiaries recognize deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between the tax basis of certain assets and liabilities and the reported amounts included in the accompanying consolidated statements of assets and liabilities using the applicable statutory tax rates in effect for the year in which any such temporary differences are expected to reverse.
The Company did not have any uncertain tax positions that met the recognition or measurement criteria under accounting for income taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its statements of operations. For the three and nine months ended September 30, 2021 and 2020, the Company did not incur any interest or penalties. Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The Company’s 2017-2020 federal tax years remain subject to examination by the Internal Revenue Service and the state department of revenue.

Use of Estimates:  The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and reported amounts of income, expenses and gains and losses during the reporting period. Actual results may ultimately differ from those estimates, and those differences could be material.
The coronavirus (“COVID-19”) pandemic has had a significant impact on local, national and global economies and has resulted in a world-wide economic slowdown. However, after more than a year into the COVID-19 pandemic, the real estate market has started to recover from the dislocation it experienced over the past year. A strong pace of vaccination along with aggressive fiscal stimulus, has improved the outlook for the real estate market. The Company continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its investments and operations. The Company believes the estimates and assumptions underlying its consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2021; however, the extent to which the COVID-19 pandemic may impact the Company’s investments and operations going forward will depend on future developments, which are highly uncertain and cannot be predicted with confidence. These developments include the duration of the outbreak, the impact of the global vaccination effort, any new strains of the virus that are resistant to available vaccines, the impact of government stimulus, new information that may emerge concerning the severity of the COVID-19 pandemic, and actions taken by federal, state and local agencies as well as the general public to contain the COVID-19 pandemic or treat its impact, among others. Accordingly, any estimates and assumptions as of September 30, 2021 inherently less certain than they would be absent the current and potential impacts of the COVID-19 pandemic.
The consolidated financial statements include loan investments at fair value of $89.2 million and $66.2 million at September 30, 2021 and December 31, 2020, respectively, and obligations under participation agreements at fair value of $4.3 million at December 31, 2020. There were no obligations under participation agreements at September 30, 2021. These fair values have been determined in good faith by the Board. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments and obligations under participation agreements, and the differences could be material.
Recent Accounting Pronouncements: LIBOR is a benchmark interest rate referenced in a variety of agreements that are used by all types of entities. In July 2017, the U.K. Financial Conduct Authority, which regulates the LIBOR administrator, ICE Benchmark Administration Limited (“IBA”), announced that it would cease to compel banks to participate in setting LIBOR as a benchmark by the end of 2021. Such announcement indicates that market participants cannot rely on LIBOR being published after 2021. On December 4, 2020, the IBA published a consultation on its intention to cease the publication of LIBOR. For the most commonly used tenors (overnight and one, three, six and 12 months) of U.S. dollar LIBOR, the IBA is proposing to cease publication immediately after June 30, 2023, anticipating continued rate submissions from panel banks for these tenors of U.S. dollar LIBOR. The IBA’s consultation also proposes to cease publication of all other U.S. dollar LIBOR tenors, and of all non-U.S. dollar LIBOR rates, after December 31, 2021. Other interest rates used globally could also be discontinued for similar reasons. In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) — Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition (“ASU 2021-01”). ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. In the event LIBOR is unavailable, the Company’s investment documents provide for a substitute index, on a basis generally consistent with market practice, intended to put the Company in substantially the same economic position as LIBOR. As a result, the Company does not expect the reference rate reform and the adoption of ASU 2020-04 and ASU 2021-01 to have a material impact on its consolidated financial statements and disclosures.

Note 3. Investments and Fair Value
The following tables show the composition of the investment portfolio, at amortized cost and fair value at September 30, 2021 and December 31, 2020, respectively (with corresponding percentage of total portfolio investments):

	September 30, 2021
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Loans	$34,119,108	36.3%	$34,477,901	36.6%
Loans through participation interest (Note 4)	55,240,116	58.7%	54,687,585	58.1%
Marketable securities	4,717,808	5.0%	4,944,975	5.3%
Total	$94,077,032	100.0%	$94,110,461	100.0%

	December 31, 2020
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Loans	$20,118,124	29.9%	$20,209,473	30.1%
Loans through participation interest (Note 4)	46,486,623	68.9%	45,963,805	68.6%
Marketable securities	789,335	1.2%	864,170	1.3%
Total	$67,394,082	100.0%	$67,037,448	100.0%
Obligations under Participation Agreements
    The Company has elected the fair value option relating to accounting for debt obligations at their fair value for its obligations under participation agreements which arose due to partial loan sales which did not meet the criteria for sale treatment. The Company employs the same yield approach valuation methodology used for the real estate-related loan investments on the Company’s obligations under participation agreements. As of September 30, 2021, the Company did not have any outstanding obligations under participation agreements. As of December 31, 2020, obligations under participation agreements at fair value was $4.3 million and the weighted average contractual interest rate on the obligations under participation agreements was 13.0%. For the nine months ended September 30, 2021, the Company transferred $21.2 million of investments to affiliates through participation agreements and made $25.7 million of repayments on obligations under participation agreements. For the nine months ended September 30, 2020, the Company transferred $1.1 million of investments to affiliates through participation agreements and did not make any repayments on obligations under participation agreements.
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
The following tables present fair value measurements of investments, by major class, as of September 30, 2021 and December 31, 2020, according to the fair value hierarchy:

	September 30, 2021
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Loans	$—	$—	$34,477,901	$34,477,901
Loans through participation interest	—	—	54,687,585	54,687,585
Marketable securities	4,944,975	—	—	4,944,975
Total Investments	$4,944,975	$—	$89,165,486	$94,110,461

Obligations under participation agreements	$—	$—	$—	$—
Total Debt	$—	$—	$—	$—

	December 31, 2020
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Loans	$—	$—	$20,209,473	$20,209,473
Loans through participation interest	—	—	45,963,805	45,963,805
Marketable securities	864,170	—	—	864,170
Total Investments	$864,170	$—	$66,173,278	$67,037,448

Obligations under participation agreements	$—	$—	$4,293,971	$4,293,971
    Changes in the Company’s Level 3 investments for the nine months ended September 30, 2021 and 2020 were as follows:

	Nine Months Ended September 30, 2021
	Loans	Loans Through Participation	Total Loan Investments	Obligations under Participation Agreements
Balance as of January 1, 2021	$20,209,473	$45,963,805	$66,173,278	$4,293,971
Purchases of investments	65,985,000	27,384,684	93,369,684	—
Repayments of investments	(52,520,000)	(18,871,678)	(71,391,678)	—
Net change in unrealized appreciation (depreciation) on investments	267,447	(29,714)	237,733	—
PIK interest income, net	—	94,524	94,524	—
Amortization and accretion of investment-related fees, net	535,981	314,070	850,051	219,171
Realized loss on loan repayment	—	(168,106)	(168,106)	—
Proceeds from obligations under participation agreements	—	—	—	21,223,404
Repayment of obligations under participation agreements	—	—	—	(25,728,138)
Net change in unrealized depreciation on obligations under participation agreements	—	—	—	(8,408)
Balance as of September 30, 2021	$34,477,901	$54,687,585	$89,165,486	$—
Net change in unrealized appreciation or depreciation for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized depreciation or appreciation on loan investments and obligations under participation agreements	$325,200	$(18,660)	$306,540	$—

	Nine Months Ended September 30, 2020
	Loans	Loans Through Participation	Total Loan Investments	Obligations under Participation Agreements
Balance as of January 1, 2020	$18,598,767	$43,237,452	$61,836,219	$3,204,263
Purchases of investments	4,516,448	1,817,620	6,334,068	—
Repayments of investments	(2,500,000)	(558,889)	(3,058,889)	—
Net change in unrealized depreciation on investments	(570,419)	(484,123)	(1,054,542)	—
PIK interest income, net	—	286,340	286,340	—
Amortization and accretion of investment-related fees, net	96,226	145,355	241,581	22,105
Amortization of discount and premium on investments, net	42,856	—	42,856	—
Proceeds from obligations under participation agreements	—	—	—	1,129,112
Net change in unrealized depreciation on obligations under participation agreements	—	—	—	—
Balance as of September 30, 2020	$20,183,878	$44,443,755	$64,627,633	$4,355,480
Net change in unrealized appreciation or depreciation for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized depreciation on loan investments and obligations under participation agreements	$(321,158)	$(484,123)	$(805,281)	$(59,844)

    Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur. For the nine months ended September 30, 2021 and 2020, there were no transfers.
Significant Unobservable Inputs
The following table summarizes the significant unobservable inputs used by the Company to value the Level 3 investments as of September 30, 2021 and December 31, 2020. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

September 30, 2021
		Primary Valuation Technique	Unobservable Input	Range		Weighted
Asset Category	Fair Value			Minimum	Maximum	Average
Assets:
Loans	$34,477,901	Discounted cash flow	Discount rate	11.15%	15.00%	14.04%
Loans through participation interest	54,687,585	Discounted cash flow	Discount rate	12.42%	15.00%	14.52%
Total Level 3 Assets	$89,165,486

December 31, 2020
		Primary Valuation Technique	Unobservable Input	Range		Weighted
Asset Category	Fair Value			Minimum	Maximum	Average
Assets:
Loans	$20,209,473	Discounted cash flow	Discount rate	10.90%	12.89%	12.59%
Loans through participation interest	45,963,805	Discounted cash flow	Discount rate	12.13%	20.05%	14.71%
Total Level 3 Assets	$66,173,278
Liabilities:
Obligations under participation agreements	$4,293,971	Discounted cash flow	Discount rate	12.89%	12.89%	12.89%

    If the weighted average discount rate used to value the Company’s investments were to increase, the fair value of the Company’s investments would decrease. Conversely, if the weighted average discount rate used to value the Company’s investments were to decrease, the fair value of Company’s investments would increase.

Financial Instruments Not Carried at Fair Value
As of September 30, 2021, the Company had $38.4 million of unsecured notes payable and $5.0 million of term loan payable outstanding (Note 5). The Company has not elected the fair value option for its unsecured notes payable and term loan payable. The table below presents detailed information regarding the unsecured notes payable and term loan payable at September 30, 2021:

	September 30, 2021
	Level	Principal Balance	Carrying Value	Fair Value
Unsecured notes payable (1)(2)	1	$38,375,000	$36,406,554	$39,679,750
Term loan payable (3)(4)	3	5,000,000	4,127,804	5,000,000
		$43,375,000	$40,534,358	$44,679,750
_______________
(1)Amount is net of unamortized issue discount of $1.1 million and unamortized deferred financing costs of $0.9 million.
(2)Valuation falls under Level 1 of the fair value hierarchy, which is based on the trading price of $25.85 as of the close of business day on September 30, 2021.
(3)Amount is net of unamortized issue discount of $0.6 million and unamortized deferred financing costs of $0.3 million.
(4)Valuation falls under Level 3 of the fair value hierarchy, which is based on a discounted cash flow model with a discount rate of 5.625%.

Note 4. Related Party Transactions
    The Company entered into various agreements with Terra Income Advisors whereby the Company pays and reimburses Terra Income Advisors for certain fees and expenses. Additionally, the Company paid Terra Capital Markets certain fees providing certain administrative support services.
    The following table presents a summary of such fees and reimbursements in accordance with the terms of the related agreements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Amounts Included in the Statements of Operations
Base management fees	$566,213	$383,244	$1,606,881	$1,132,896
(Reversal of incentive fee) incentive on capital gains (1)	(90,614)	(18,620)	167,393	42,997
Operating expense reimbursement to Adviser (2)	255,947	213,746	896,524	638,508
Servicing fees (3)	125,197	189,572	380,562	557,377
_______________
(1)For the three months ended September 30, 2021 and 2020, the Company reversed previously accrued incentive fees on capital gains of $90,614 and $18,620, respectively. Incentive fees on capital gains are based on 20% of net realized and unrealized capital gains. No incentive fees on capital gains are actually payable by the Company with respect to unrealized gains unless and until those gains are realized.
(2)Amounts were primarily compensation for time spent supporting the Company’s day-to-day operations.
(3)As discussed in “Servicing Plan” below, on September 30, 2017, the Company adopted the servicing plan. The servicing fee is recorded as expense on the statements of operations in the period in which it was incurred. As of both September 30, 2021 and December 31, 2020, unpaid servicing fees were $0.3 million and were included in accrued expenses on the consolidated statements of assets and liabilities. Starting on December 23, 2020, the Company pays the servicing fees to brokers directly.
Due to / Due from Adviser
The Company determined that it has the right of offset on the amounts due to and due from Terra Income Advisors under the guidance in ASC Topic 210, Balance Sheet. As such, the net amount is presented as Due to Adviser, net on the consolidated statements of assets and liabilities.

The following table presents a summary of Due to Adviser, net as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Due to Adviser:
Base management fee and expense reimbursement payable	$505,292	$342,157
Incentive fees on capital gains (1)	167,393	161,735
	$672,685	$503,892
_______________
(1)Incentive fees on capital gains are based on 20% of accumulated net realized and unrealized capital gains of $0.8 million and $0.8 million as of September 30, 2021 and December 31, 2020, respectively. No incentive fees on capital gains are actually payable by the Company with respect to unrealized gains unless and until those gains are realized.
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
Participation interest purchased by the Company: The below tables list the investment interests participated by the Company via participation agreement (each, a “PA”) as of September 30, 2021 and December 31, 2020. In accordance with the terms of each PA, each participant’s rights and obligations, including interest income and other income (e.g., exit fee and prepayment income) and related fees/expenses are based upon its respective pro-rata participation interest in such investments, as specified in the respective PA. The Company’s share of the investment is repayable only from the proceeds received from the related borrower/issuer of the investment, and therefore the Company is also subject to the credit risk (i.e., risk of default by the underlying borrower/issuer).
Pursuant to each PA, the affiliated fund receives and allocates the interest income and other related investment incomes in respect of the investment to the Company. The Company pays related expenses (i.e., the base management fee) directly to Terra Income Advisors.

	September 30, 2021			December 31, 2020
	Participating Interests	Principal Balance	Fair Value	Participating Interests	Principal Balance	Fair Value
BW Property Owner LLC and BW 2 Property Owner LLC (1)	40.4%	$21,000,000	$21,187,497	—%	$—	$—
370 Lex Part Deux, LLC (1)	35.0%	20,446,917	19,537,108	35.0%	18,856,077	18,177,257
Havemeyer TSM LLC (2)	23.0%	6,808,000	6,878,371	23.0%	6,295,100	6,347,853
RS JZ Driggs, LLC (1)	50.0%	7,022,227	7,084,609	50.0%	4,272,257	4,306,434
Stonewall Station Mezz LLC (1)(3)(4)	—%	—	—	44.0%	4,594,729	4,607,695
Orange Grove Property Investors, LLC (1)(4)	—%	—	—	80.0%	8,480,000	8,565,819
City Gardens 333 LLC (1)(4)	—%	—	—	14.0%	3,962,508	3,958,747
Total		$55,277,144	$54,687,585		$46,460,671	$45,963,805
_______________
(1)The loan is held in the name of Terra Property Trust, Inc., an affiliated entity managed by a subsidiary of Terra Capital Partners.
(2)The loan is held in the name of Mavik Real Estate Special Opportunities Fund REIT, LLC (formerly known as Terra Real Estate Credit Opportunities Fund REIT, LLC) via a participation agreement.
(3)The principal amount includes PIK interest of $0.2 million as of December 31, 2020.
(4)The loan was repaid in 2021.
Transfers of participation interests by the Company: As of September 30, 2021, there was no transfer of participation interests by the Company. The following table summarizes the investments that were subject to PAs with investment partnerships affiliated with Terra Income Advisors as of December 31, 2020:

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
In accordance with the 1940 Act, the Company is allowed to borrow amounts such that its asset coverage, calculated pursuant to the 1940 Act, is at least 200% after such borrowing. Additionally, under the Indenture between the Company and the trustee, the Company is required to maintain a minimum asset coverage ratio of 200%. As of September 30, 2021, the Company’s asset coverage ratio was 264.9%. As such, the Company was in compliance with the asset coverage ratio requirement under the Indenture as well as the 1940 Act.
For the three and nine months ended September 30, 2021, the components of interest expense were as follows:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Stated interest expense	$671,564	$1,716,216
Amortization of issue discount	43,772	135,750
Amortization of financing costs	18,275	88,524
Total interest expense	$733,611	$1,940,490
Weighted average debt outstanding	$38,375,000	$32,539,835
Cash paid for interest expense	$671,564	$1,716,216
Stated interest rate	7.00%	7.00%
Effective interest rate (1)	7.63%	7.63%
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
The scheduled maturity date of the Loans is April 9, 2025. The Loans bear interest on the outstanding principal amount thereof at a rate equal to 5.625% per annum; provided that if at any time the Company is rated below investment grade, the interest rate shall increase to 6.625% until the rating is no longer below investment grade. In connection with the entry into the Credit Agreement, the Company also agreed to pay Eagle Point an upfront fee in an amount equal to 2.50% of the loan commitment amount on the initial borrowing date as described in the Credit Agreement. The Company also pays, with respect to any unused portion of the Term Loan, a commitment fee of 0.75% per annum.
In connection with entering into the Credit Agreement, the Company incurred deferred financing costs totaling $0.3 million, to be amortized to interest expense over the term of the Term Loan. On August 31, 2021, the Company made an initial draw on the Term Loan of $5.0 million and incurred an upfront fee of $0.6 million, which was deducted from proceeds from borrowings under the Term Loan. The discount will be amortized to interest expense over the term of the Term Loan. As of September 30, 2021, the amount outstanding under the Term Loan was $5.0 million.
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
The Credit Agreement contains customary representations, warranties, reporting requirements, borrowing conditions and affirmative, negative and financial covenants, including REIT status requirements and minimum asset coverage ratio requirements. As of September 30, 2021, the Company is in compliance with these covenants. The Credit Agreement also includes usual and customary events of default and remedies for credit agreements of this nature. Events of default under the Credit Agreement include, but are not limited to: (i) the failure by the Company to make any payments when due under the Credit Agreement; (ii) the failure of the Company to perform or observe any term, covenant or agreement under the Credit Agreement or any other loan document, subject to applicable cure periods; (iii) an event of default on other material indebtedness of the Company; (iv) the bankruptcy or insolvency of the Company; and (v) judgments and attachments, with customary limits and grace periods, against the Company or its property. In addition, the Loans are subject to mandatory prepayment, at the option of each Lender, upon a change in control of the Company (as defined by the Credit Agreement).
For the three and nine months ended September 30, 2021, the components of interest expense were as follows:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Stated interest expense	$23,438	$23,438
Amortization of issue discount	14,205	14,205
Amortization of financing costs	18,995	35,926
Unused fee	44,792	87,500
Total interest expense	$101,430	$161,069
Weighted average debt outstanding	$1,684,783	$567,766
Cash paid for interest expense	$68,230	$110,938
Stated interest rate	5.625%	5.625%
Effective interest rate (1)	6.25%	6.25%
_______________
(1)The effective interest rate of the debt component is equal to the stated interest rate plus the amortization of issue discount.
Note 6. Commitments and Contingencies
Impact of COVID-19
The full extent of the impact of the COVID-19 pandemic on the global economy generally, and the Company’s business in particular, will depend on future developments, which are highly uncertain and cannot be predicted with confidence. As of September 30, 2021, no contingencies have been recorded on the Company’s balance sheet as a result of the COVID-19 pandemic, however as the pandemic continues, it may have long-term impacts on the Company’s financial condition, results of operations, and cash flows. Refer to Note 2 for further discussion of the COVID-19 pandemic.
Funding Commitments
In the ordinary course of business, the Company may enter into future funding commitments, which are subject to the borrower meeting certain performance-related metrics that are monitored by the Company. As of September 30, 2021 and December 31, 2020, the Company had $5.6 million and $1.1 million of unfunded commitments, respectively. The Company maintained sufficient cash on hand to fund such unfunded commitments, including matching these commitments with principal repayments on outstanding loans.

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
See Note 4. “Related Party Transactions”, for a discussion of the Company’s commitments to Terra Income Advisors.

Note 7. Income Taxes
The Company elected to be taxed as a REIT under the Code commencing with its short taxable year beginning October 1, 2018 and ending December 31, 2018. In order to qualify as a REIT, the Company is required, among other things, to distribute at least 90% of its REIT net taxable income to the stockholders and meet certain tests regarding the nature of its income and assets. Because federal income tax regulations differ from U.S. GAAP, distributions in accordance with tax regulations may differ from net investment for financial reporting purposes. Differences may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the consolidated financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes.
Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes unrealized appreciation (depreciation) on investments as investment gains and losses are not included in taxable income until they are realized.
The following table reconciles net increase in net assets resulting from operations to taxable income:

	Nine Months Ended September 30,
	2021	2020
Net increase in net assets resulting from operations	$2,252,681	$4,119,293
Net change in unrealized (appreciation) depreciation on investments	(390,245)	1,025,547
Net change in unrealized depreciation on obligations under participation agreements	(8,408)	(59,844)
Incentive fees on capital gains	167,393	42,997
Other temporary differences (1)	268,279	(248,549)
Total taxable income	$2,289,700	$4,879,444
_______________
(1)Other temporary differences primarily related to capitalization and amortization of transaction-related fees.
The following table reflects, for tax purposes, the estimated sources of the cash distributions that the Company has paid on its common stock:

	Nine Months Ended September 30,
	2021		2020
Source of Distribution	Distribution Amount (1)	%	Distribution Amount (1)	%
Return of capital	$577,226	20.1%	$—	—%
Net investment income	2,289,700	79.9%	3,673,258	100.0%
Distributions on a tax basis:	$2,866,926	100.0%	$3,673,258	100.0%
_______________

(1)The Distribution Amount and Percentage reflected are estimated figures. The actual source of distributions is calculated in connection with the filing of the Company’s tax return.
    As of September 30, 2021 and December 31, 2020, the Company did not have differences between amortized cost basis and tax basis cost of investments.
Taxable REIT Subsidiary
The Company holds certain portfolio company investments through consolidated taxable REIT subsidiaries. Such subsidiaries may be subject to U.S. federal and state corporate-level income taxes. These consolidated subsidiaries recognize deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between the tax basis of certain assets and liabilities and the reported amounts included in the accompanying consolidated statements of assets and liabilities using the applicable statutory tax rates in effect for the year in which any such temporary differences are expected to reverse. As of September 30, 2021, the Company had one TRS which the Company formed to hold an unsecured corporate credit facility. For the three and nine months ended September 30, 2021, pre-tax income attributable to the TRS was $0.5 million. Based on the statutory income tax rate of 21%, provision for income tax for the TRS was $0.1 million. Additionally, for the three and nine months ended September 30, 2021, the Company had temporary differences between the tax basis and book basis of certain assets and liabilities totaling $64.4 thousand, resulting in a deferred tax liability, net of a deferred tax asset, and corresponding provision for deferred income tax of $13.5 thousand. The Company has not provided a valuation allowance for the deferred tax asset because the Company expects the deferred tax asset to be realized in future periods. There was no such provision for income tax for the three and nine months ended September 30, 2020.

Note 8. Directors’ Fees
The Company’s directors who do not serve in an executive officer capacity for the Company or Terra Income Advisors are entitled to receive annual cash retainer fees, fees for attending board and committee meetings and annual fees for serving as a committee chairperson. These directors receive an annual fee of $20,000, plus $2,500 for each board meeting attended in person, $1,000 for each board meeting attended via teleconference and $1,000 for each committee meeting attended. In addition, the chairman of the audit committee receives an annual fee of $7,500 and the chairman of each of the nominating and corporate governance and the valuation committees, and any other committee, receives an annual fee of $2,500 for their additional services. For the three months ended September 30, 2021 and 2020, the Company recorded $0.03 million and $0.03 million of directors’ fees expense, respectively. For the nine months ended September 30, 2021 and 2020, the Company recorded $0.09 million and $0.09 million of directors’ fees expense, respectively.
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

Note 9. Capital
As of September 30, 2021, the Company had 8,262,960 shares of common stock outstanding.
Share Repurchase Program
    The Company implemented a share repurchase program whereby every quarter the Company offers to repurchase up to 2.5% of the weighed-average number of shares outstanding in the prior calendar year at a price per share equal to the most recently disclosed NAV per share of its common stock immediately prior to the date of repurchase. The purpose of the share repurchase program is to provide stockholders with liquidity, because there is otherwise no public market for the Company’s common stock. In addition, the Board may amend, suspend or terminate the share repurchase program upon 30 days’ notice. On March 25, 2020, the Board unanimously approved the suspension of the operation of the share repurchase program, effective as of April 30, 2020. On May 11, 2021, the Board unanimously approved the resumption of the share repurchase program effective as of June 30, 2021.

The following table provides information with respect to the repurchases of the Company's common stock for the nine months ended September 30, 2021.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Maximum Number of Shares Allowed to be Repurchased
Nine Months Ended September 30, 2021:
Three Months Ended March 31, 2021	—	—	—
Three Months Ended June 30, 2021	682	$9.07	—
Three Months Ended September 30, 2021 (1)(2)	209,978	$9.03	207,656
_______________
(1)A total of 846,743 shares were validly tendered and not withdrawn, an amount that exceeded the maximum number of shares the Company offered to purchase. In accordance with the terms of the tender offer, the Company purchased a total of 207,646 shares validly tendered and not withdrawn on a pro rata basis. Approximately 24.5% of the number of shares tendered by each stockholder who participated in the tender offer was repurchased by the Company.
(2)Subsequent to the close of the tender offer, the Company discovered an administrative error in which a tender request was not processed. The Company honored the tender request in October and accordingly another 2,332 shares were repurchased.
As a result of an adjustment from the Q4 2019 tender offering, the Company repurchased 1,600 shares of the Company’s common stock at a price of $9.15 per share in the first quarter of 2020. There was no common stock repurchased for the three months ended June 30, September 30, 2020 and December 31, 2020.

Note 10. Net Increase in Net Assets
Income per share is computed by dividing income available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of September 30, 2021 and December 31, 2020, there were no dilutive shares.
The following information sets forth the computation of the weighted average net increase in net assets per share from operations for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic	2021	2020	2021	2020
Net increase in net assets resulting from operations	$755,256	$2,137,128	$2,252,681	$4,119,293
Weighted average common shares outstanding	8,454,068	8,324,079	8,430,186	8,290,934
Net increase in net assets per share resulting from operations	$0.09	$0.26	$0.27	$0.50

Note 11. Distributions
Distributions from net investment income and capital gain distributions are determined in accordance with U.S. federal income tax regulations, which differ from U.S. GAAP.

The following table reflects the Company’s distributions for the nine months ended September 30, 2021 and 2020:

Record Date	Payment Date	Per Share Per Day	Distributions Paid in Cash	Distributions Paid through the DRIP	Total Distributions Paid/Accrued
Nine Months Ended September 30, 2021
January 28, 2021	January 31, 2021	$0.001239	$241,041	$81,397	$322,438
February 25, 2021	February 28, 2021	0.001239	219,664	73,721	293,385
March 26, 2021	March 31, 2021	0.001247	244,162	80,961	325,123
April 27, 2021	April 30, 2021	0.001247	237,113	77,707	314,820
May 26, 2021	May 29, 2021	0.001247	245,704	80,070	325,774
June 25, 2021	June 30, 2021	0.001247	238,662	76,745	315,407
July 27, 2021	July 30, 2021	0.001247	247,172	79,458	326,630
August 26, 2021	August 31, 2021	0.001247	248,285	78,498	326,783
September 27, 2021	September 30, 2021	0.001247	243,889	72,677	316,566
			$2,165,692	$701,234	$2,866,926

Record Date	Payment Date	Per Share Per Day	Distributions Paid in Cash	Distributions Paid through the DRIP	Total Distributions Paid/Accrued
Nine Months Ended September 30, 2020
January 28, 2020	January 31, 2020	$0.002383	$430,201	$177,853	$608,054
February 25, 2020	February 28, 2020	0.002383	407,142	163,022	570,164
March 26, 2020	March 31, 2020	0.002383	446,503	164,293	610,796
April 27, 2020	April 30, 2020	0.001239	223,554	84,855	308,409
May 26, 2020	May 29, 2020	0.001239	231,182	87,375	318,557
June 25, 2020	June 30, 2020	0.001239	226,467	82,177	308,644
July 28, 2020	July 31, 2020	0.001239	234,745	84,546	319,291
August 26, 2020	August 21, 2020	0.001239	235,402	84,252	319,654
September 25, 2020	September 30, 2020	0.001239	228,063	81,626	309,689
			$2,663,259	$1,009,999	$3,673,258

Note 12. Financial Highlights
The following is a schedule of financial highlights for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
Per share data:
Net asset value at beginning of period	$9.07	$9.16
Results of operations (1):
Net investment income	0.19	0.47
Net change in unrealized appreciation (depreciation) on investments	0.05	(0.12)
Net realized gain on investments	0.03	0.14
Net change in unrealized depreciation on obligations under participation agreements (2)	—	0.01
Net increase in net assets resulting from operations	0.27	0.50
Stockholder distributions (3):
Distributions from return of capital	(0.07)	—
Distributions from net investment income	(0.27)	(0.45)
Net decrease in net assets resulting from stockholder distributions	(0.34)	(0.45)
Net asset value, end of period	$9.00	$9.21
Shares outstanding at end of period	8,262,960	8,342,227
Total return (4)	3.00%	5.56%
Ratio/Supplemental data:
Net assets, end of period	$74,360,438	$76,819,482
Ratio of net investment income to average net assets (5)	2.88%	6.97%
Ratio of operating expenses to average net assets (5)(6)(7)	14.13%	7.03%
Portfolio turnover	101.65%	13.78%
_______________
(1)The per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)The impact on net asset value was approximately $0.001 for the nine months ended September 30, 2021.
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
(6)Excluding accrued incentive fees on capital gains for the nine months ended September 30, 2021 and 2020, the ratio of operating expenses to average net assets was 13.91% and 6.97%, respectively.
(7)Excluding accrued incentive fees on capital gains and interest expense on debt, the ratio of operating expenses to average net assets was 7.68% for the nine months ended September 30, 2021.

Note 13. Subsequent Events
The management of the Company has evaluated events and transactions through the date the consolidated financial statements were issued and has determined that there are no material events that would require adjustment to or disclosure in the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The information contained in this section should be read in conjunction with our unaudited consolidated financial statements and related notes thereto and other financial information included elsewhere in this quarterly report on Form 10-Q. In this report, “we,” “us” and “our” refer to Terra Income Fund 6, Inc.
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
On April 1, 2021, Mavik Capital Management, LP (“Mavik”), an entity controlled by Vikram S. Uppal, our Chief Executive Officer, completed a series of related transactions that resulted in all of the outstanding interests in Terra Capital Partners being acquired by Mavik for a combination of cash and interests in Mavik (the “Recapitalization”). Following the series of transactions described below, Terra Income Advisors is ultimately controlled by Mavik.
Prior to the Recapitalization, Terra Capital Partners was the immediate parent and managing member of Terra Income Advisors, and was ultimately controlled by Axar Real Estate Capital Group LLC (“Axar RE Manager”). In connection with the Recapitalization, Axar RE Manager assumed direct control of Terra Income Advisors by becoming its manager. Thus, the same parties that controlled Terra Income Advisors prior to the consummation of the Recapitalization maintained control of Terra Income Advisors, and by the terms of the Recapitalization continued to do so until a new investment advisory and administrative services agreement between us and Terra Income Advisors (the “New Advisory Agreement”) was approved by the affirmative vote of a majority of the outstanding shares of common stock entitled to vote at our 2021 annual meeting of stockholders on September 22, 2021. Subsequent to the approval of the New Advisory Agreement, Axar RE Manager ceased to be the manager of the Advisor and Terra Capital Partners again became the managing member of Terra Income Advisors.
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

	September 30, 2021
	Gross Loan Investments		Transfers Treated as Obligations Under Participation Agreements		Net Loan Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair value
American Gilsonite Company	$21,250,000	$21,412,143	$—	$—	$21,250,000	$21,412,143
BW Property Owner LLC and BW 2 Property Owner LLC)	20,946,732	21,187,497	—	—	20,946,732	21,187,497
370 Lex Part Deux, LLC	20,438,686	19,537,108	—	—	20,438,686	19,537,108
Post Brothers Holdings, LLC	9,869,108	10,064,353	—	—	9,869,108	10,064,353
RS JZ Driggs, LLC	7,063,227	7,084,609	—	—	7,063,227	7,084,609
Havemeyer TSM LLC	6,791,471	6,878,371	—	—	6,791,471	6,878,371
Dwight Mezz II LLC	3,000,000	3,001,405	—	—	3,000,000	3,001,405
Total loan investments	89,359,224	89,165,486	—	—	89,359,224	89,165,486
Marketable securities	4,717,808	4,944,975	—	—	4,717,808	4,944,975
Total investments	$94,077,032	$94,110,461	$—	$—	$94,077,032	$94,110,461

	December 31, 2020
	Gross Loan Investments		Transfers Treated as Obligations Under Participation Agreements		Net Loan Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair value
370 Lex Part Deux, LLC	$18,829,330	$18,177,257	$—	$—	$18,829,330	$18,177,257
LD Milpitas Mezz, LP	17,118,124	17,175,880	4,285,562	4,293,971	12,832,562	12,881,909
Orange Grove Property Investors, LLC	8,539,823	8,565,819	—	—	8,539,823	8,565,819
Havemeyer TSM LLC	6,222,830	6,347,853	—	—	6,222,830	6,347,853
Stonewall Station Mezz LLC	4,623,925	4,607,695	—	—	4,623,925	4,607,695
RS JZ Driggs, LLC	4,313,257	4,306,434	—	—	4,313,257	4,306,434
City Gardens 333 LLC	3,957,458	3,958,747	—	—	3,957,458	3,958,747
Dwight Mezz II LLC	3,000,000	3,033,593	—	—	3,000,000	3,033,593
Total loan investments	66,604,747	66,173,278	4,285,562	4,293,971	62,319,185	61,879,307
Marketable securities	789,335	864,170	—	—	789,335	864,170
Total investments	$67,394,082	$67,037,448	$4,285,562	$4,293,971	$63,108,520	$62,743,477

	Three Months Ended September 30,
	2021		2020
	Weighted Average Principal Amount	Weighted Average Coupon Rate	Weighted Average Principal Amount	Weighted Average Coupon Rate
Gross loan investments	$107,234,831	13.4%	$65,551,561	12.3%
Obligations under participation agreements	(4,515,618)	13.2%	(4,250,000)	13.0%
Net loan investments	$102,719,213	13.4%	$61,301,561	12.2%

	Nine Months Ended September 30,
	2021		2020
	Weighted Average Principal Amount	Weighted Average Coupon Rate	Weighted Average Principal Amount	Weighted Average Coupon Rate
Gross loan investments	$77,976,512	12.8%	$65,148,016	12.3%
Obligations under participation agreements	(3,570,537)	13.0%	(4,085,391)	13.0%
Net loan investments	$74,405,975	12.7%	$61,062,625	12.2%
Many companies, and in particular those in the hospitality and office sectors, have been negatively impacted by the COVID-19 pandemic. Our portfolio is concentrated in a limited number of industries and borrowers, and, as a result, a downturn in any particular industry or borrower in which we are heavily invested may significantly impact the aggregate returns we realize. If an industry in which we are heavily invested suffers from adverse business or economic conditions (as a result of the COVID-19 pandemic or otherwise), a material portion of our investment could be affected adversely, which, in turn, could adversely affect our financial position and results of operations. For example, as of September 30, 2021, our investments secured by land and office properties represented approximately 28.5% and 26.3%, respectively, of our net assets. In addition, as of September 30, 2021, we held only seven investments and our largest loan investment represented approximately 28.8% of our net assets and our top three loan investments represented approximately 83.6% of our net assets.
Portfolio Investment Activity
For the three months ended September 30, 2021 and 2020, we invested $68.3 million and $0.6 million in new and add-on loans, and had $41.6 million and $2.6 million of loan repayments, resulting in net investment of $26.7 million and net repayments of $2.0 million, respectively. Additionally, for the three months ended September 30, 2021 and 2020, we sold $4.2 million and $0.2 million of marketable securities, respectively; and for the three months ended September 30, 2020, we purchased $1.2 million of marketable securities.

For the nine months ended September 30, 2021 and 2020, we invested $93.4 million and $6.3 million in new and add-on loans, and had $71.4 million and $3.1 million of loan repayments, resulting in resulting in net investments of $22.0 million and $3.3 million, respectively. Additionally, for the nine months ended September 30, 2021 and 2020, we purchased $10.0 million and $6.0 million in marketable securities, and sold $6.5 million and $6.0 million of marketable securities, respectively.
In February 2021, we issued $38.4 million in aggregate principal amount of 7.00% fixed-rate notes due 2026, for net proceeds of $37.2 million after deducting underwriting commissions of $1.2 million.
    Our portfolio composition, based on fair value at September 30, 2021 and December 31, 2020 was as follows:

	September 30, 2021			December 31, 2020
	Investments at Fair Value	Percentage of Total Portfolio	Weighted Average Coupon Rate (1)	Investments at Fair Value	Percentage of Total Portfolio	Weighted Average Coupon Rate (1)
Loans	$34,477,901	36.6%	14.0%	$20,209,473	30.1%	12.7%
Loans through participation interest	54,687,585	58.1%	13.1%	45,963,805	68.6%	10.1%
Marketable securities	4,944,975	5.3%	7.8%	864,170	1.3%	8.5%
Total	$94,110,461	100.0%	13.1%	$67,037,448	100.0%	10.8%
_______________
(1)Based upon the principal value of our investments.
The following table shows the portfolio composition by property type grouping based on fair value at September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Land	$21,187,497	22.5%	$4,607,695	6.9%
Infrastructure	21,412,143	22.8%	—	—%
Office	19,537,108	20.8%	18,177,257	27.1%
Multifamily	17,148,962	18.2%	4,306,434	6.4%
Mixed use	6,878,371	7.2%	6,347,853	9.5%
Student housing	3,001,405	3.2%	6,992,340	10.4%
Hotel - extended stay	—	—%	17,175,880	25.6%
Condominium	—	—%	8,565,819	12.8%
Total loan investments	89,165,486	94.7%	66,173,278	98.7%
Marketable securities	4,944,975	5.3%	864,170	1.3%
Total investments	$94,110,461	100.0%	$67,037,448	100.0%

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
Term Loan
In April 2021, we entered into a credit agreement with a lender to provide for a delayed draw term loan of $25.0 million (the “Term Loan”). The Term Loan currently bears interest at a rate equal to 5.625% and matures on April 9, 2025. As of September 30, 2021, the amount outstanding under the Term Loan was $5.0 million.

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
    As of September 30, 2021, we did not have any obligations under participation agreements. As of December 31, 2020, obligations under participation agreements at fair value was $4.3 million and the weighted average contractual interest rate on the obligations under participation agreements was 13.0%. For the nine months ended September 30, 2021, we transferred $21.2 million of investments to affiliates through participation agreements and made $25.7 million of repayments on obligations under participation agreements. For the nine months ended September 30, 2020, we transferred $1.1 million of investments to affiliates through participation agreements and did not make any repayments on obligations under participation agreements.
Results of Operations
Operating results for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Total investment income	$4,809,857	$3,491,727	$1,318,130	$9,635,116	$7,902,387	$1,732,729
Total operating expenses	3,315,722	1,261,498	2,054,224	7,933,593	3,977,551	3,956,042
Net investment income before income taxes	1,494,135	2,230,229	(736,094)	1,701,523	3,924,836	(2,223,313)
Income tax expense	114,635	—	114,635	114,635	—	114,635
Net investment income	1,379,500	2,230,229	(850,729)	1,586,888	3,924,836	(2,337,948)
Net change in unrealized (depreciation) appreciation on investments	(720,210)	(173,793)	(546,417)	390,245	(1,025,547)	1,415,792
Net realized gain on investments	95,966	75,030	20,936	267,140	1,160,160	(893,020)
Net change in unrealized depreciation on obligations under participation agreements	—	5,662	(5,662)	8,408	59,844	(51,436)
Net increase in net assets resulting from operations	$755,256	$2,137,128	$(1,381,872)	$2,252,681	$4,119,293	$(1,866,612)

Investment Income
The composition of our investment income for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Interest income	$4,105,800	$2,181,815	$1,923,985	$8,525,024	$6,525,643	$1,999,381
Prepayment fee income	485,236	1,280,290	(795,054)	485,236	1,280,290	(795,054)
Dividend and other income	218,821	29,622	189,199	624,856	96,454	528,402
Total investment income	$4,809,857	$3,491,727	$1,318,130	$9,635,116	$7,902,387	$1,732,729

Interest Income
For the three and nine months ended September 30, 2021 as compared to the same periods in 2020, interest income increased by $1.9 million and $2.0 million, respectively, primarily due to an increase of $1.4 million and $1.5 million on contractual interest income and an increase of $0.6 million and $0.6 million in origination and exit fee income, respectively. Contractual interest income increased as a result of an increase in the weighted average outstanding principal balance as well as an increase in the weighted average coupon rate on our investments. Origination and exit fee income are related to a loan we originated in the third quarter and the borrower repaid in the same period.
Prepayment Fee Income
Prepayment fee income represents prepayment fees charged to borrowers for the early repayment of loans.

For each of the three and nine months ended September 30, 2021, we received a prepayment fee income of $0.5 million on a loan that a borrower repaid one year before maturity. For each of the three and nine months ended September 30, 2020, we received a prepayment fee income of $1.3 million on a loan that a borrower repaid more than four years before maturity.
Dividend and Other Income
For the three and nine months ended September 30, 2021 as compared to the same periods in 2020, dividend and other income increased by $0.2 million and $0.5 million, respectively, as a result of dividend income earned on the marketable securities we invested in.
Operating Expenses
The composition of our operating expenses for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Base management fees	$566,213	$383,244	$182,969	$1,606,881	$1,132,896	$473,985
(Reversal of incentive fees) incentive fees on capital gains	(90,614)	(18,620)	(71,994)	167,393	42,997	124,396
Operating expense reimbursement to Adviser	255,947	213,746	42,201	896,524	638,508	258,016
Servicing fees	125,197	189,572	(64,375)	380,562	557,377	(176,815)
Interest expense on unsecured notes payable	733,611	—	733,611	1,940,490	—	1,940,490
Professional fees	343,576	256,111	87,465	981,896	890,866	91,030
Interest expense from obligations under participation agreements	1,186,970	144,763	1,042,207	1,427,185	426,333	1,000,852
Interest expense on term loan	99,778	—	99,778	161,069	—	161,069
Directors’ fees	26,147	30,125	(3,978)	86,397	93,375	(6,978)
Insurance expense	61,949	53,881	8,068	179,775	161,420	18,355
General and administrative expenses	6,948	8,676	(1,728)	105,421	33,779	71,642
Total operating expenses	$3,315,722	$1,261,498	$2,054,224	$7,933,593	$3,977,551	$3,956,042

    For the three and nine months ended September 30, 2021 as compared to the same periods in 2020, total operating expenses increased by $2.1 million and $4.0 million, respectively. The reasons for the changes are stated below.
Base Management Fees
    Under the Investment Advisory Agreement, we pay Terra Income Advisors a base management fee, which is calculated at an annual rate of 2.0% of our average gross assets.
    For the three and nine months ended September 30, 2021 as compared to the same periods in 2020, base management fees increased by $0.2 million and $0.5 million, respectively, due to an increase in our gross assets resulting from proceeds from the issuance of our unsecured notes payable.

(Reversal of Incentive Fees) Incentive Fees on Capital Gains
Under the Investment Advisory Agreement, we pay Terra Income Advisors an incentive fee on capital gains equal to 20.0% of our net realized and unrealized capital gains. No incentive fees on capital gains are actually payable by us with respect to unrealized gains` until those gains are realized.
For the three months ended September 30, 2021 and 2020, the Company reversed previously accrued incentive fees on capital gains of $90,614 and $18,620, respectively, as a result of a decrease in the value of our marketable securities and loan investments. For the nine months ended September 30, 2021 as compared to the same period in 2020, incentive fees on capital gains increased by $0.1 million, primarily due to an increase in unrealized appreciation on our marketable securities and loan investments.
Operating Expense Reimbursement to Adviser
    Under the Investment Advisory Agreement, we reimburse Terra Income Advisors for operating expenses incurred in connection with administrative services provided to us, including compensation to administrative personnel.
    For the three months ended September 30, 2021 as compared to the same period in 2020, operating expense reimbursement to the Adviser was substantially the same. For the nine months ended September 30, 2021 as compared to the same period in 2020, operating expense reimbursement to Adviser increased by $0.3 million, primarily due to an increase in our allocation ratio in relation to affiliated funds managed by Terra Income Advisors and its affiliates as a result of cash proceeds from the issuance of the unsecured notes payable.
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
    For the three and nine months ended September 30, 2021 as compared to the same periods in 2020, servicing fees decreased by $0.1 million and $0.2 million, respectively, as a result of a reduction in the servicing fee rate as well as a decrease in our NAV.
Interest Expense on Unsecured Notes Payable
In February 2021, we issued $38.4 million in aggregate principal amount of 7.00% fixed-rate notes due 2026.
For the three and nine months ended September 30, 2021, interest expense on unsecured notes payable was $0.7 million and $1.9 million, respectively. There was no such interest expense for the nine months ended September 30, 2020.
Professional Fees
For the three months ended September 30, 2021 as compared to the same period in 2020, professional fees increased by $0.1 million and $0.1 million, respectively, due to an increase in the cost of compliance.
Interest Expense From Obligations Under Participation Agreements
For the three and nine months ended September 30, 2021 as compared to the same periods in 2020, interest expense from obligations under participation agreements increased by $1.0 million and $1.0 million, respectively, due to the participants’ portion of prepayment fee, origination fee and exit fee income related to a new loan that was originated and repaid in the current quarter.
Interest Expense on Term Loan
In April 2021, we entered into a credit agreement with a lender to provide for a delayed draw term loan of $25.0 million. The Term Loan currently bears interest at a rate equal to 5.625% and matures on April 9, 2025. We also pay, with respect to any unused portion of the Term Loan, a commitment fee of 0.75% per annum. As of September 30, 2021, the amount outstanding under the Term Loan was $5.0 million.

For both the three and nine months ended September 30, 2021, interest expense on Term Loan was $0.1 million and $0.2 million, respectively. There was no interest expense on Term Loan for the three and nine months ended September 30, 2020.
Income tax expense
During the third quarter of 2021, we formed a taxable REIT subsidiary to hold an unsecured credit facility. For the three and nine months ended September 30, 2021, pre-tax income attributable to the TRS was $0.5 million. Based on the statutory income tax rate of 21%, provision for income tax for the TRS was $0.1 million. There was no such expense for the same periods in 2020.
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
2021 — For the three months ended September 30, 2021, we recorded a decrease in net change unrealized appreciation on investments of $0.7 million, primarily due to a decrease in the trading price of the marketable securities that we invested in. For the nine months ended September 30, 2021, we recorded an increase in net change in unrealized appreciation on investments of $0.4 million, primarily due to an increase in the trading price of the marketable securities that we invested in. Additionally, net change in unrealized appreciation on investments increased as a result of new investments originated partially offset by a decrease in the discounted cash flow of one loan due to the recovery period being extended.
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
Net Realized Gain on Investments
For the three and nine months ended September 30, 2021, net realized gain on investments was $0.1 million and $0.3 million, respectively, primarily related to net gain recognized on sale of marketable securities of $0.3 million and $0.4 million, respectively, partially offset by a loss recognized on the repayment of a loan of $0.1 million in the third quarter of 2021. For the three and nine months ended September 30, 2020, we sold certain marketable securities and recognized a net realized gain on investments of $0.1 million and $1.2 million, respectively.
Net Increase in Net Assets Resulting from Operations
For the three months ended September 30, 2021 and 2020, we recorded a net increase in net assets resulting from operations of $0.8 million and $2.1 million, respectively. Based on the weighted average shares of common stock outstanding, our per share net increase in net assets resulting from operations was $0.09 and $0.26, respectively.
For the nine months ended September 30, 2021 and 2020, we recorded a net increase in net assets resulting from operations of $2.3 million and $4.1 million, respectively. Based on the weighted average shares of common stock outstanding, our per share net increase in net assets resulting from operations was $0.27 and $0.50, respectively.
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
    We may borrow funds to make investments to the extent we determine that leveraging our portfolio would be appropriate. In February 2021, we issued $38.4 million in aggregate principal amount of 7.00% fixed-rate notes due 2026, for net proceeds of $37.2 million after deducting underwriting commissions of $1.2 million. In April 2021, we entered into a credit agreement with a lender to provide for a delayed draw term loan of $25.0 million. The Term Loan currently bears interest at a rate equal to

5.625% and matures on April 9, 2025. As of September 30, 2021, the amount outstanding under the Term Loan was $5.0 million.
    We do not have any material commitments for capital resources as of September 30, 2021. We are not aware of any known trends in our capital resources or any material changes in the mix and relative cost of such resources
Cash Flows for the Nine Months Ended September 30, 2021
    Operating Activities — For the nine months ended September 30, 2021, net cash used in operating activities was $24.6 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, repayments and sales of portfolio investments, among other factors. Cash flows used in operating activities for the nine months ended September 30, 2021 were primarily related to purchases of investments of $103.4 million, partially offset by repayments and proceeds from sale of investments of $77.9 million and cash generated from operations of $0.8 million.
    Financing Activities — For the nine months ended September 30, 2021, net cash provided by financing activities was $31.7 million, primarily related to proceeds from issuance of unsecured notes, net of discount, of $37.2 million and proceeds from borrowings under the Term Loan of $4.4 million, net of discount, partially offset by distributions paid to stockholders of $2.2 million, payments for repurchases of common stock under the stock repurchase plan of $1.9 million and payment of financing costs related to the issuance of unsecured notes and the Term Loan of $1.3 million. Additionally, we received proceeds from obligations under participation agreements of $21.2 million and made repayment of obligations under participation agreements of $25.7 million
Cash Flows for the Nine Months Ended September 30, 2020
    Operating Activities — For the nine months ended September 30, 2020, net cash used in operating activities was $0.7 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, repayments and sales of portfolio investments, among other factors. Cash flows used in operating activities for the nine months ended September 30, 2020 were primarily related to purchases of investments of $12.3 million, partially offset by repayments and proceeds from sale of investments of $9.0 million and cash generated from operations of $4.0 million.
    Financing Activities — For the nine months ended September 30, 2020, net cash used in financing activities was $1.5 million, primarily related to distributions paid to stockholders of $2.7 million, partially offset by proceeds from obligations under participation agreements of $1.1 million.
REIT Status and Distributions
    We elected to be taxed as a REIT under the Code commencing with our short taxable year beginning October 1, 2018 and ending December 31, 2018, and we have operated in such a manner to continue to be taxed as a REIT for federal income tax purposes. In order to qualify as a REIT, we are required, among other things, to distribute at least 90% of our REIT net taxable income to the stockholders and meet certain tests regarding the nature of our income and assets. As long as the distributions are declared by the later of the fifteenth day of the ninth month following the close of the taxable year or the due date of the tax return, including extensions, distributions paid up to one year after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We are also subject to nondeductible federal excise taxes if we do not distribute at least 85.0% of our ordinary income, 95.0% of our capital gain net income, if any, and any recognized and undistributed income from prior years on which we paid no federal income taxes. For the nine months ended September 30, 2021 and 2020, we have made sufficient distributions to our stockholders to qualify to be taxed as a REIT and to preclude the imposition of either U.S. federal corporate income or excise taxation.
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
Critical Accounting Policies
Our consolidated financial statements are prepared in conformity with United States generally accepted accounting principles (“U.S. GAAP”), which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. In preparing the consolidated financial statements, management has utilized available information, including industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. As we execute our expected operating plans, we will describe additional critical accounting policies in the notes to our future consolidated financial statements in addition to those discussed below.
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
Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the statements of operations. For the three and nine months ended September 30, 2021 and 2020, we did not incur any interest or penalties.
We hold certain portfolio company investments through consolidated taxable REIT subsidiaries. Such subsidiaries may be subject to U.S. federal and state corporate-level income taxes. These consolidated subsidiaries recognize deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between the tax basis of certain assets and liabilities and the reported amounts included in the accompanying consolidated statements of assets and liabilities using the applicable statutory tax rates in effect for the year in which any such temporary differences are expected to reverse.
Contractual Obligations
The following table provides a summary of our contractual obligations at September 30, 2021:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Unsecured notes payable — principal (1)	$38,375,000	$—	$—	$38,375,000	$—
Term loan payable — principal (2)	5,000,000	—	—	5,000,000	—
Interest on borrowings (2)	13,094,375	2,971,406	5,943,594	4,179,375	—
Unfunded lending commitments (3)	5,552,000	5,552,000	—	—	—
	$62,021,375	$8,523,406	$5,943,594	$47,554,375	$—
___________________________
(1)Amount excludes unamortized discount and deferred financing costs of $2.0 million.
(2)Amount excludes unamortized discount and deferred financing costs of $0.9 million.
(3)Interest was calculated using the applicable annual variable interest rate and balance outstanding at September 30, 2021. Amount represents interest expense through maturity plus exit fee as applicable.
(4)Certain of our loans provide for commitments to fund the borrower at a future date. As of September 30, 2021, we had two loans with total funding commitments of $22.4 million, of which we funded $16.8 million.
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
The following table presents a summary of such fees and reimbursements in accordance with the terms of the related agreements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Base management fees	566,213	383,244	$1,606,881	$1,132,896
(Reversal of incentive fees) incentive fees on capital gains	(90,614)	(18,620)	167,393	42,997
Operating expense reimbursement to Adviser	255,947	213,746	896,524	638,508
Servicing fees	125,197	189,572	380,562	557,377
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
On September 30, 2017, we adopted the Servicing Plan. For the three months ended September 30, 2021 and 2020, we recorded servicing fees of $0.1 million and $0.2 million, respectively. For the nine months ended September 30, 2021 and 2020, we recorded servicing fees of $0.4 million and $0.6 million, respectively. As of both September 30, 2021 and December 31, 2020, unpaid servicing fees were $0.3 million and were included in accrued expenses on the statements of assets and liabilities.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We may be subject to financial market risks, including changes in interest rates. To the extent that we borrow money to make investments, our net investment income will be dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. In periods of rising interest rates, our cost of funds would increase, which may reduce our net investment income. As a result, there can be no assurance that a significant change in the market interest rates will not have a material adverse effect on our net investment income.
As of September 30, 2021, we had one investment with a principal balance of $20.4 million that provides for interest income indexed to LIBOR and is subject to a LIBOR floor. A decrease of 1% or an increase of 1% in these indexes would have no impact on our annual interest income because the interest rates are protected by a floor in the respective loan agreements.
We may hedge against interest rate and currency exchange rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts, subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. For the three and nine months ended September 30, 2021 and 2020, we did not engage in interest rate hedging activities.
In addition, we may have risks regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Valuation of Investments.”

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
    As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
We have implemented a share repurchase program whereby every quarter we offer to repurchase up to 2.5% of the weighted average number of shares outstanding in the prior calendar year at a price per share equal to the most recently disclosed NAV per share of our common stock immediately prior to the date of repurchase. The purpose of the share repurchase program is to provide stockholders with liquidity, because there is otherwise no public market for our common stock. In addition, the Board may amend, suspend or terminate the share repurchase program upon 30 days’ notice. On March 25, 2020, the Board unanimously approved the suspension of the operation of the share repurchase program, effective as of April 30, 2020. On May 11, 2021, the Board unanimously approved the resumption of the share repurchase program effective as of June 30, 2021.
The following table provides information with respect to the repurchases of our common stock for the nine months ended September 30, 2021:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Maximum Number of Shares Allowed to be Repurchased
Nine Months Ended September 30, 2021:
Three Months Ended March 31, 2021	—	—	—
Three Months Ended June 30, 2021	682	$9.07	—
Three Months Ended September 30, 2021 (1)(2)	209,978	$9.03	207,656
_______________
(1)A total of 846,743 shares were validly tendered and not withdrawn, an amount that exceeded the maximum number of shares we offered to purchase. In accordance with the terms of the tender offer, we purchased a total of 207,646 shares validly tendered and not withdrawn on a pro rata basis. Approximately 24.5% of the number of shares tendered by each stockholder who participated in the tender offer was repurchased by us.
(2)Subsequent to the close of the tender offer, the Company discovered an administrative error in which a tender request was not processed. We honored the tender request in October and accordingly another 2,332 shares were repurchased.

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
10.1
Investment Advisory and Administrative Services Agreement, dated as of September 22, 2021, by and between Terra Income Fund 6, Inc. and Terra Income Advisors, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 23, 2021).

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
Date: November 12, 2021

TERRA INCOME FUND 6, INC.

By:	/s/ Vikram S. Uppal
Vikram S. Uppal
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Gregory M. Pinkus
Gregory M. Pinkus
Chief Financial Officer, Chief Operating Officer,
Treasurer and Secretary
(Principal Financial and Accounting Officer)