Form 10-K
period 2021-12-31
Terra Income Fund 6, Inc.
filed 2022-03-30
CIK 1577134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 30, 2022, the registrant had 8,094,060 shares of common stock, $0.001 par value, outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the date of this document.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements in this Annual Report on Form 10-K of Terra Income Fund 6, Inc. (the “Company,” “we,” “our” or “us”) constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this Annual Report on Form 10-K may include, but are not limited to, statements as to:
•our future operating results;
•the potential negative impacts of the ongoing coronavirus (“COVID-19”) pandemic on the global economy and the impacts of COVID-19 on the Company’s financial condition, results of operations, liquidity and capital resources and business operations;
•actions that may be taken by governmental authorities to contain the ongoing COVID-19 pandemic or to treat its impact;
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
•actual and potential conflicts of interest with any of the following affiliated entities: Terra Income Advisors, LLC (“Terra Income Advisors”), our investment adviser; Terra Capital Partners, LLC (“Terra Capital Partners”), our sponsor; Terra REIT Advisors, LLC (“Terra REIT Advisors”), a subsidiary of Terra Capital Partners; Terra Fund Advisors, LLC, an affiliate of Terra Capital Partners; Terra JV, LLC and, together with, Terra Secured Income Fund 5, LLC, Terra Secured Income Fund 5 International, Terra Income Fund International and Terra Secured Income Fund 7, LLC, (collectively, the “Terra Income Funds”); Terra Property Trust Inc (“Terra Property Trust”); Terra Offshore Funds REIT, LLC (“Terra Offshore REIT”); Mavik Real Estate Special Opportunities Fund, LP “RESOF” (formerly known as Terra Real Estate Credit Opportunities Fund, LP); Terra Capital Advisors, LLC; Terra Capital Advisors 2, LLC; Terra Income Advisors 2, LLC; or any of their affiliates;
•the dependence of our future success on the general economy and its effect on our investments;
•our use of financial leverage;
•the ability of Terra Income Advisors to locate suitable investments for us and to monitor and administer our investments;
•the ability of Terra Income Advisors or its affiliates to attract and retain highly talented professionals;
•our ability to elect to be taxed as, and maintain thereafter, our qualification as a real estate investment trust under the Internal Revenue Code of 1986, as amended (the “Code”) and as a business development company under the Investment Company Act of 1940;
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
Risks Related to Our Common Stock
•Our shares of common stock are not listed on an exchange or quoted through a quotation system, and will not be for the foreseeable future, if ever. Therefore, it is unlikely that investors will be able to sell them and, if they are able to do so, it is unlikely that they will receive a full return of their invested capital.
•We are not obligated to provide liquidity to our stockholders by a finite date; therefore, it will be difficult for an investor to sell his or her shares.
•Only a limited number of shares may be repurchased under our share repurchase program, and, to the extent investors are able to sell their shares under our share repurchase program, they may not be able to recover the amount of their investment in those shares.
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
•Our ability to achieve our investment objectives depends on Terra Income Advisors’s ability to manage and support our investment process. If Terra Income Advisors were to lose any members of its senior management team, our ability to achieve our investment objectives could be significantly harmed.
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
Risks Related to Terra Income Advisors and its Affiliates
•Investors should not assume that Terra Income Advisors’s experience in managing private investment programs will be indicative of its ability to comply with business development company (“BDC”) election requirements.

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
•Regulations governing our operation as a BDC and a real estate investment trust (“REIT”) will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.
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
General Risk Factors
•The effects of the ongoing COVID-19 pandemic, as well as any future pandemics or similar events, and the actions taken in response thereto, may adversely affect our investments and operations.
•Future recessions, downturns, disruptions or instability could have a materially adverse effect on our business.
•As a public company, we are subject to regulations not applicable to private companies, such as provisions of the Sarbanes-Oxley Act. Efforts to comply with such regulations involves significant expenditures, and non-compliance with such regulations may adversely affect us.

v

PART I
Item 1. Business.
Overview
We are a Maryland corporation, formed on May 15, 2013 and commenced operations on June 24, 2015. We have elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). We are an externally managed, non-diversified, closed-end management investment company that initially elected to be taxed for federal income tax purposes as a regulated investment company (“RIC”) until December 31, 2018, when we changed our tax election from taxation as a RIC to taxation as a real estate investment trust. We elected to be taxed as a REIT under Subchapter M of the Internal Revenue Code of 1986, as amended, commencing with our short taxable year beginning October 1, 2018 and ending December 31, 2018. Concurrent with the change in our tax election, we changed our fiscal year end from September 30 to December 31 to satisfy the REIT requirements under the Code. As a REIT, we are not subject to federal income taxes on income and gains distributed to the stockholders as long as certain requirements are satisfied, principally relating to the nature of income and the level of distributions, as well as other factors.
On February 10, 2021, we issued $34.8 million in aggregate principal amount of 7.00% fixed-rate notes due 2026 (the “notes”), for net proceeds of $33.7 million after deducting underwriting commissions of $1.1 million. In addition, the underwriters had an option to purchase an additional $5.2 million in aggregate principal amount of notes within 30 days. On February 26, 2021, the underwriters exercised the option to purchase an additional $3.6 million of the notes for net proceeds of $3.5 million, after deducting underwriting commissions of $0.1 million. Interest on the notes is paid quarterly in arrears every March 30, June 30, September 30 and December 30, at an annual rate of 7.00% per year, beginning June 30, 2021. The notes mature on March 31, 2026. The notes may be redeemed in whole or in part at any time or from time to time at our option on or after February 10, 2023.
On April 1, 2021, Mavik Capital Management, LP (“Mavik”), an entity controlled by Vikram S. Uppal, our Chief Executive Officer, completed a series of related transactions that resulted in all of the outstanding interests in Terra Capital Partners being acquired by Mavik for a combination of cash and interests in Mavik (the “Recapitalization”). Following the series of transactions described below, Terra Income Advisors is ultimately controlled by Mavik. Prior to the Recapitalization, Terra Capital Partners was the immediate parent and managing member of Terra Income Advisors, and was ultimately controlled by Axar Real Estate Capital Group LLC (“Axar RE Manager”). In connection with the Recapitalization, Axar RE Manager assumed direct control of Terra Income Advisors by becoming its manager. Thus, the same parties that controlled Terra Income Advisors prior to the consummation of the Recapitalization maintained control of Terra Income Advisors, and by the terms of the Recapitalization continued to do so until a new investment advisory and administrative services agreement between us and Terra Income Advisors (the “Investment Advisory Agreement”) was approved by the affirmative vote of a majority of the outstanding shares of common stock entitled to vote at our 2021 annual meeting of stockholders on September 22, 2021. Subsequent to the approval of the Investment Advisory Agreement, Axar RE Manager ceased to be the manager of the Advisor and Terra Capital Partners again became the managing member of Terra Income Advisors.

On April 9, 2021, we entered into a credit agreement with a lender to provide for a delayed draw term loan of $25.0 million (the “Term Loan”). The Term Loan currently bears interest at a rate equal to 5.625% and matures on April 9, 2025.

On May 11, 2021, our board of directors (our “Board”) unanimously approved the resumption of the Company’s share repurchase program (the “SRP”), effective as of June 30, 2021. The Board had previously unanimously approved the suspension of the operation of the SRP effective as of April 30, 2020 in light of the challenging market conditions arising from the COVID-19 pandemic and in an effort to preserve liquidity in the Company.

Our Investment Adviser
Our investment activities are externally managed by Terra Income Advisors, or the “Adviser”, a private investment firm affiliated with us, pursuant to the Investment Advisory Agreement, under the oversight of our Board, a majority of whom are independent. Terra Income Advisors is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”).

Terra Income Advisors is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis according to asset allocation and other guidelines set by our Board. Terra Income Advisors is registered as an investment adviser with the Securities and Exchange Commission (“SEC”). The level of our investment activity depends on many factors, including the amount of debt and equity capital available to prospective borrowers, the level of refinancing activity for such companies, the availability of credit to finance transactions, the general economic environment and the competitive environment for the types of investments we make.

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
About Terra Capital Partners
Terra Capital Partners, an affiliate of Terra Income Advisors, is a real estate finance and investment firm based in New York City that focuses primarily on the origination and management of commercial real estate-related loans, including mezzanine loans, as well as first mortgage loans, bridge loans and preferred equity investments, in all major property types. Since its formation in 2001 and its commencement of operations in 2002, Terra Capital Partners has been engaged in providing financing on commercial properties of all major property types throughout the United States. In the lead up to the global financial crisis in 2007, believing that the risks associated with commercial real estate markets had grown out of proportion to the potential returns from such markets, Terra Capital Partners sold 100% of its interest in its portfolio. It was not until mid-2009, after its assessment that commercial mortgage markets would begin a period of stabilization and growth, that Terra Capital Partners began to sponsor new investment vehicles, which included the Terra Income Funds, to again provide debt capital to commercial real estate markets. The financings provided by all vehicles managed by Terra Capital Partners from January 2004 through December 31, 2021 have been secured by approximately 13.9 million square feet of office properties, 3.7 million square feet of retail properties, 5.5 million square feet of industrial properties, 5,058 hotel rooms and 27,925 apartment units. The value of the properties underlying this capital was approximately $10.6 billion based on appraised values as of the closing dates of each financing. In addition to its extensive experience originating and managing debt financings, Terra Capital Partners and its affiliates have owned and operated over six million square feet of office and industrial space between 2005 and 2007, and this operational experience further informs its robust origination and underwriting standards and would be beneficial should Terra Income Advisors need to foreclose on a property underlying a financing. As of the date of this Annual Report on Form 10-K, Terra Capital Partners and its affiliates employed 25 persons.
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
We structure, acquire and maintain a portfolio of investments that generate a stable income stream to enable us to pay attractive and consistent cash distributions to our stockholders. We directly structure, underwrite and originate most of our investments, as we believe that doing so will provide us with the best opportunity to invest in loans that satisfy our standards, establish a direct relationship with the borrower and optimize the terms of our investments; however, we may acquire existing loans from the originating lender should our adviser determine such an investment is in our best interest. We may hold our investments until their scheduled maturity dates or may sell them if we are able to command favorable terms for their disposition. We may also seek to realize growth in the value of our investments by timing their sale to maximize value. We believe that our investment strategy allows us to pay attractive and stable cash distributions to our stockholders and to preserve, protect and return our stockholders’ capital contributions, consistent with our investment objectives.
Terra Income Advisors’s management team has extensive experience in originating, acquiring, structuring, managing and disposing of real estate-related loans similar to the types of loans in which we intend to invest. In order to meet our investment objectives, we generally seek to follow the following investment criteria:
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
Business Strategy
In executing our business strategy, we believe that we benefit from Terra Income Advisors’s affiliation with Terra Capital Partners, given its strong track record and extensive experience and capabilities as real estate investment manager and sponsor of the Terra Income Funds. We believe the following core strengths will enable us to realize our investment objectives and provide us with significant competitive advantages in the marketplace, and attractive risk-adjusted returns to our stockholders:
Significant Experience of Terra Capital Partners
    Terra Capital Partners provides Terra Income Advisors with all of its key investment personnel. Terra Capital Partners has developed a reputation within the commercial real estate finance industry as a leading sophisticated real estate investment and asset management company with a 19-year track record in originating, underwriting and managing commercial real estate and real estate-related loans, preferred equity investments and investments with similar characteristics to the assets that we acquire. We believe we benefit from the depth and the disciplined approach Terra Capital Partners brings to its underwriting and investment management processes to structure and manage investments prudently. In addition to its extensive experience originating and managing debt financings, Terra Capital Partners and its affiliates have owned and operated over six million square feet of office and industrial space between 2005 and 2007, and this operational experience has further informed its robust origination and underwriting standards.
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
Human Capital Management
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

Item 1A. Risk Factors.
Investing in our common stock and the notes involves certain risks relating to our structure and investment objectives. Investors should carefully consider these risk factors, together with all of the other information included in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes. The risks set forth below are not the only risks we face, and we may face other risks that we have not yet identified, which we do not currently deem material or which are not yet predictable. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our NAV of our common stock and the trading price of the notes could decline, and investors may lose all or part of their investment.
Risks Related to Our Common Stock
Our shares of common stock are not listed on an exchange or quoted through a quotation system, and will not be for the foreseeable future, if ever. Therefore, it is unlikely that investors will be able to sell them and, if they are able to do so, it is unlikely that they will receive a full return of their invested capital.
Our shares of common stock are illiquid, and as such there is no secondary market and it is not expected that any will develop in the foreseeable future. As a result, investors will have limited ability to sell their shares.
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
Only a limited number of shares may be repurchased under our share repurchase program, and, to the extent investors are able to sell their shares under our share repurchase program, they may not be able to recover the amount of their investment in those shares.
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
Our investors do not have preemptive rights to any shares we issue in the future. Pursuant to our charter, a majority of our Board may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock or the number of authorized shares of stock of any class or series without stockholder approval. To the extent we issue additional equity interests after an investor purchases our shares, an investor’s percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, an investor may also experience dilution in the book value and fair value of his or her shares.
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

Risks Related to Our Business and Structure
Our loan portfolio is concentrated in a limited number of industries and borrowers, which may subject us to a risk of significant loss if there is a downturn in a particular industry in which we are concentrated or if one of our larger borrowers encounters financial difficulties. For example, as of December 31, 2021, our investments secured by multifamily and mixed-use properties represented approximately 38.7% and 31.5%, respectively, of our net assets, we held only nine loan investments, our largest loan investment represented approximately 29.1% of our net assets and our top three loan investments represented approximately 78.7% of our net assets.
We have elected to be treated as a REIT for tax purposes, and therefore are not subject to the RIC-specific diversification requirements. Our portfolio is concentrated in a limited number of industries and borrowers, and, as a result, a downturn in any particular industry or borrower in which we are heavily invested may significantly impact the aggregate returns we realize. If an industry in which we are heavily invested suffers from adverse business or economic conditions (as a result of the COVID‑19 pandemic or otherwise), a material portion of our investment could be affected adversely, which, in turn, could adversely affect our financial position and results of operations. As of December 31, 2021, our investments secured by multifamily and mixed-use properties represented approximately 38.7% and 31.5%, respectively, of our net assets. In addition, as of December 31, 2021, we held only nine loan investments and our largest loan investment represented approximately 29.1% of our net assets and our top three loan investments represented approximately 78.7% of our net assets. A covenant breach or other adverse event effecting a portfolio company would have a more weighted impact on our operating results and would require a write-down of a larger percentage of our assets than if we met the RIC-specific diversification requirements.
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
Our ability to achieve our investment objectives depends on Terra Income Advisors’s ability to manage and support our investment process. If Terra Income Advisors were to lose any members of its senior management team, our ability to achieve our investment objectives could be significantly harmed.
Since we have no employees, we depend on the investment expertise, skill and network of business contacts of Terra Income Advisors, which evaluates, negotiates, structures, executes, monitors and services our investments. Our future success depends to a significant extent on the continued service and coordination of Terra Income Advisors and its senior management team. The departure of any members of Terra Income Advisors’s senior management team could have a material adverse effect on our ability to achieve our investment objectives.
Our ability to achieve our investment objectives depends on Terra Income Advisors’s ability to identify, analyze, invest in, finance and monitor companies that meet our investment criteria. Terra Income Advisors’s capabilities in structuring the investment process, providing competent, attentive and efficient services to us, and facilitating access to financing on acceptable terms depend on the employment of investment professionals in an adequate number and of adequate sophistication to match the corresponding flow of transactions. To achieve our investment objectives, Terra Income Advisors may need to hire, train, supervise and manage new investment professionals to participate in our investment selection and monitoring process. Terra Income Advisors may not be able to find investment professionals in a timely manner or at all. Failure to support our investment process could have a material adverse effect on our business, financial condition and results of operations.
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
As of December 31, 2021, approximately $36.5 million of our investment portfolio, or approximately 49.6% of our net assets, included an interest rate that was indexed to the London Interbank Offered Rate (“LIBOR”), all of which are subject to a LIBOR floor. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after June 30, 2023. The Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to U.S. dollar LIBOR in derivatives and other financial contracts. We are not able to predict when LIBOR will cease to be available. Potential changes, or uncertainty related to such potential changes, may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities. In addition, additional changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities, including the value of the LIBOR-indexed, floating-rate debt securities in our portfolio. In the event LIBOR is unavailable, our investment documents provide for a substitute index, on a basis generally consistent with market practice, intended to put us in substantially the same economic position as LIBOR.
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

Risks Related to Terra Income Advisors and its Affiliates
We were the first publicly registered investment program sponsored by Terra Capital Partners and its affiliates, and therefore investors should not assume that the prior performance of any of the Terra Income Funds will be indicative of our future performance, or that our officers’ experience in managing those Terra Income Funds will be indicative of their ability to manage a publicly registered company. In addition, Terra Income Advisors has limited experience managing a BDC. Therefore, investors should not assume that their experience in managing private investment programs will be indicative of their ability to comply with BDC election requirements.
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
The private funds, including the Terra Income Funds, did not elect to be treated as BDCs, and were therefore not subject to the investment restrictions imposed by the 1940 Act. The 1940 Act and the Code impose numerous constraints on the operations of BDCs that do not apply to the other types of investment vehicles. For example, under the 1940 Act, BDCs are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private or thinly traded public companies. The failure to comply with these provisions in a timely manner could prevent us from qualifying as a BDC, which could result in adverse effects to us. Terra Income Advisors’s limited experience in managing a portfolio of assets under such constraints may hinder its ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objectives. The Terra Income Funds also were not subject to the distribution requirements imposed by the Code; thus, Terra REIT Advisors and Terra Fund Advisors, LLC, the managers of the Terra Income Funds, had greater flexibility in making investment and asset allocation decisions on behalf of the Terra Income Funds.
Terra Income Advisors’s management team consists of the same personnel that form the operations team of the managers of the Terra Income Funds. Terra Income Advisors has no prior experience managing a BDC. Therefore, Terra Income Advisors may not be able to successfully operate our business or achieve our investment objectives. As a result, an investment in our securities may entail more risk than the securities of a comparable company with a substantial operating history.
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
Terra Income Advisors, our investment adviser, and its affiliates who serve as investment advisers or managers to Terra Property Trust, the Terra Income Funds, Terra Offshore REIT and RESOF, share the same senior management and investment teams. As a result, the members of the senior management and investment teams of Terra Income Advisors serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by the same personnel. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our security holders. Our investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. As a result, Terra Income Advisors and its affiliates, their employees and certain of their affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved. Terra Income Advisors and its employees will devote only as much of its or their time to our business as Terra Income Advisors and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.
The time and resources that individuals employed by Terra Income Advisors and its affiliates devote to us may be diverted, and we may face additional competition due to the fact that individuals employed by Terra Income Advisors are not prohibited from raising money for or managing another entity that makes the same types of investments that we target.
Neither Terra Income Advisors nor individuals employed by it are prohibited from raising money for and managing another investment entity that makes the same types of investments as those we target. Affiliates of Terra Income Advisors who share the same senior management and investment teams also serve as investment advisers or managers for the Terra Property Trust and RESOF. As a result, the time and resources that these individuals may devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities. We also intend to co-invest with other affiliates of Terra Income Advisors consistent with the conditions of the exemptive order granted to us.
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
•the ongoing COVID-19 pandemic;
•natural disasters such as hurricanes, earthquakes and floods;
•acts of war or terrorism, including the consequences of terrorist attacks;
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
The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. We use leverage to partially finance our investments, through borrowing from banks and other lenders, investors will experience increased risks of investing in our securities. If the value of our assets increases, leverage would cause the NAV attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leverage would cause NAV to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to stockholders and principal and interest payments on our indebtedness. Leverage is generally considered a speculative investment technique. In addition, the decision to utilize leverage will increase our assets and, as a result, will increase the amount of management fees payable to Terra Income Advisors.
As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 200%. If this ratio declines below 200%, we cannot incur additional debt, declare any dividends, make any distributions or repurchase any stock, and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations and may cause us to be unable to make distributions. The amount of leverage that we employ will depend on Terra Income Advisors’s and our Board’s assessment of market and other factors at the time of any proposed borrowing.
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
Part of our investment strategy involves investments in preferred limited liability company membership interests or partnership interests that own commercial real estate. There is no specific guidance addressing the treatment of preferred equity investments as debt or equity for federal income tax purposes. We hold preferred equity investments and treat them as loans secured by real property for U.S. federal income tax purposes, which are qualifying assets for purposes of the REIT asset tests and produce qualifying income for purposes of the REIT gross income tests. If our preferred equity investments are treated as partnership interests for U.S. federal income tax purposes, rather than as loans, we will be treated as owning our share of the assets held by the limited liability company or partnership that issued the preferred equity interest and we will be treated as receiving our proportionate share of the income of that entity. If that limited liability company or partnership owns nonqualifying assets or earns nonqualifying income, we may not be able to satisfy all of the REIT gross income and asset tests. Even if the Internal Revenue Services (the “IRS”) were to respect our preferred equity investments as loans, if the IRS did not treat such loans as secured by a mortgage on real property (which, in form, is not the case), such loans would not be qualifying assets for purposes of the 75% asset test and would violate the 10% value asset test, and interest thereon would not be qualifying income for purposes of the 75% gross income test. If we are unable to maintain our qualification as a REIT for U.S.

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
There may be tax consequences to any modifications to our borrowings, our hedging transactions and other contracts to replace references to LIBOR.
We are party to financial instruments indexed to USD-LIBOR. We may have to renegotiate such LIBOR-based instruments to replace references to LIBOR. Under current law, certain modifications of terms of LIBOR-based instruments may have tax consequences, including deemed taxable exchanges of the pre-modification instrument for the modified instrument. Recently finalized Treasury Regulations, which will be effective March 7, 2022, will treat certain modifications that would be taxable events under current law as non-taxable events. The Treasury Regulations also will permit real estate mortgage investment conduits (“REMICs”) to make certain modifications without losing REMIC qualification. The Treasury Regulations do not discuss REIT-specific issues of modifications to LIBOR-based instruments. The IRS has also issued Revenue Procedure 2020-44, which provides additional guidance to facilitate the market’s transition from LIBOR rates. This guidance clarifies the treatment of certain debt instruments modified to replace LIBOR- based terms. We will attempt to migrate to a post-LIBOR environment without jeopardizing our REIT qualification or suffering other adverse tax consequences but can give no assurances that we will succeed.
General Risk Factors
The effects of the ongoing COVID-19 pandemic, as well as any future pandemics or similar events, and the actions taken in response thereto, may adversely affect our investments and operations.
In December 2019, a COVID-19 outbreak was reported in China, and, in March 2020, the World Health Organization declared it a global pandemic. The ongoing COVID-19 pandemic has severely disrupted global economic activity and financial markets, which could worsen. The global impact of the outbreak has continued to rapidly evolve and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of the novel coronavirus. Nevertheless, the COVID-19 pandemic presents material uncertainty and risk with respect to our performance and financial results.
As a result of a significant portion of our investments being in preferred equity of entities that own, mezzanine loans, first mortgages, or credit facilities secured by, office, multifamily, infrastructure and mixed-use properties located in the United States, the ongoing COVID-19 pandemic will impact our investments and operating results to the extent that it reduces occupancy, increases the cost of operation or results in limited hours or necessitates the closure of such properties. The borrowers under the mezzanine loans, first mortgages, credit facilities or preferred equity in which we invest may fail to make timely and required payments under the terms of such instruments. In addition, quarantines, states of emergencies and other measures taken to curb the spread of the COVID-19 pandemic may negatively impact the ability of such properties to continue to obtain necessary goods and services or provide adequate staffing, which may also adversely affect our investments and operating results.
The world-wide economic downturn resulting from the coronavirus pandemic could negatively impact our investments and operations, as well as our ability to make distributions to our stockholders and principal and interest payments on the notes. The extent to which the COVID-19 pandemic impacts our investments and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the future rate of occurrence or mutation of COVID-19, continuation of or changes in governmental responses to the ongoing COVID-19 pandemic, and the effectiveness of responsive actions taken in the United States and other countries to contain and manage the disease. Although the U.S. Food and Drug Administration has approved certain therapies and three vaccines for emergency use and distribution to certain groups of individuals as of the date of this report, the rollout of vaccine distribution has encountered significant delays, and there remain uncertainties as to the amount of vaccine available for distribution, the logistics of implementing a national vaccine program, and the overall efficacy of the vaccines once widely administered, especially as new strains of COVID-19 have been discovered. In addition, the level of resistance that new strains of COVID-19 have to the existing vaccines, if any, and the overall percentage of the population able and willing to receive the vaccination, remains unknown. Until such therapies and vaccines are widely available and effective, the pandemic and public and private responses to the pandemic may lead to deterioration of economic conditions, an economic downturn or a recession at a global scale, which could materially affect our performance, financial condition, results of operations and cash flows. Any other pandemics or similar events in the future could also similarly have a material adverse effect on our investments and operations, as well as our ability to make distributions to our stockholders and principal and interest payments on the notes.
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
Set forth below is a chart describing the classes of our securities outstanding as of December 31, 2021:

(1) Title of Class	(2) Amount Authorized	(3) Amount Held by Us or for Our Account	(4) Amount Outstanding Exclusive of Amount Under Column (3)
Common Stock	450,000,000	—	8,078,627
Since commencing operations, and through the end of the public offering of our comment stock (the “Offering”) on April 20, 2018, we had issued 8,878,606 shares of common stock for gross proceeds of $103.6 million, excluding shares pursuant to our distribution reinvestment plan (“DRIP”). As of December 31, 2021, we had 2,106 record holders of our common stock.
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

    The following table provides information with respect to our repurchases of shares of our common stock pursuant to our share repurchase program for the three months ended December 31, 2021:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Maximum Number of Shares Allowed to be Repurchased
Three Months Ended December 31, 2021
October 1 to October 31, 2021	—	$—	—
November 1 to November 30, 2021	—	—	—
December 1 to December 31, 2021 (1)(2)	208,904	9.00	207,656
	208,904	$9.00	207,656
_______________
(1)A total of 653,098 shares were validly tendered and not withdrawn, an amount that exceeded the maximum number of shares we offered to purchase. In accordance with the terms of the tender offer, we purchased a total of 207,652 shares validly tendered and not withdrawn on a pro rata basis. Approximately 31.8% of the number of shares tendered by each stockholder who participated in the tender offer was repurchased by us.
(2)Subsequent to the close of the tender offer, we discovered an administrative error in which two tender requests were not processed. We honored the tender requests in January 2022 and accordingly another 1,252 shares were repurchased.
Senior Securities
Information about our senior securities is shown in the table below as of December 31, 2021, December 31, 2020, December 31, 2019, December 31, 2018, September 30, 2018, September 30, 2017, and September 30, 2016. Prior to the period ended September 30, 2016, there were no senior securities outstanding. The report of our independent registered public accounting firm, KPMG LLP, on the senior securities table as of December 31, 2021, December 31, 2020, December 31, 2019, December 31, 2018, September 30, 2018, September 30, 2017, and September 30, 2016 is attached as an exhibit to this annual report on Form 10-K.

Period ended	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (Exclude Bank Loans) (4)
December 31, 2021	$48,238,009	$2.5	$—	N/A (5)
December 31, 2020	$4,250,000	$18.9	$—	N/A
December 31, 2019	$3,120,888	$25.2	$—	N/A
December 31, 2018	$—	$—	$—	N/A
September 30, 2018	$1,800,000	$48.7	$—	N/A
September 30, 2017	$1,800,000	$42.9	$—	N/A
September 30, 2016	$14,508,031	$3.9	$—	N/A
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
(5)As of December 31, 2021, senior securities included $38.4 million of senior notes, $5.0 million of borrowings under a term loan and $4.9 million of obligations under participation agreements. The average trading price for the senior notes for the year ended December 31, 2021 was $25.7.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The information contained in this section should be read in conjunction with our audited financial statements and related notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K.
For the discussion and analysis of financial condition and results of operations for the years ended December 31, 2020 and 2019, please see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of operations” of the Transition Report on Form 10-K filed with the SEC on March 8, 2021.
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
Our investment activities are externally managed by Terra Income Advisors and supervised by our Board, a majority of whom are independent. Under the Investment Advisory Agreement, we have agreed to pay Terra Income Advisors an annual base management fee based on our average quarterly gross assets, as well as incentive fees based on our performance. We are also responsible for future payments of the servicing fee to selected dealers under the servicing plan (the “Servicing Plan”) as a result of the assignment of certain administrative functions and other obligations under the second amended and restated dealer manager agreement (the “Dealer Manager Agreement”) between the Company and Terra Capital Markets, LLC (“Terra Capital Markets”) and related selected dealer agreements to us. See “Item 13. — Compensation of Terra Income Advisors and Terra Capital Markets”.
On April 1, 2021, Mavik Capital Management, LP, an entity controlled by Vikram S. Uppal, our Chief Executive Officer, completed a series of related transactions that resulted in all of the outstanding interests in Terra Capital Partners being acquired by Mavik for a combination of cash and interests in Mavik. Following the series of transactions described below, Terra Income Advisors is ultimately controlled by Mavik.
Prior to the Recapitalization, Terra Capital Partners was the immediate parent and managing member of Terra Income Advisors, and was ultimately controlled by the Axar RE Manager. In connection with the Recapitalization, Axar RE Manager assumed direct control of Terra Income Advisors by becoming its manager. Thus, the same parties that controlled Terra Income Advisors prior to the consummation of the Recapitalization maintained control of Terra Income Advisors, and by the terms of the Recapitalization continued to do so until a new investment advisory and administrative services agreement between us and Terra Income Advisors was approved by the affirmative vote of a majority of the outstanding shares of common stock entitled to vote at our 2021 annual meeting of stockholders on September 22, 2021. Subsequent to the approval of the Investment Advisory Agreement, Axar RE Manager ceased to be the manager of Terra Income Advisors and Terra Capital Partners again became the managing member of Terra Income Advisors.
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
The COVID-19 pandemic has had a significant impact on local, national and global economies and has resulted in a world-wide economic slowdown. While certain economies have exhibited growth of late when compared to earlier months of 2020, the amount of economic recovery will continue to be impacted by reductions and restrictions in economic activity resulting from increased COVID-19 cases. We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our investments and operations. The extent to which the COVID-19 pandemic may impact our investments and operations going forward will depend on future developments, which are highly uncertain and cannot be predicted with confidence. These developments include the duration of the outbreak, the impact of the global vaccination effort, any new strains of the virus that are resistant to available vaccines, the impact of government stimulus, new information that may emerge concerning the severity of COVID-19, and actions taken by federal, state and local agencies as well as the general public to contain COVID-19 or treat its impact, among others.
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
We reimburse Terra Income Advisors for expenses necessary to perform services related to our administration and operation. The amount of this reimbursement is set at the lesser of (i) Terra Income Advisors’s actual costs incurred in providing such services and (ii) the amount that our Board, including a majority of our independent directors, estimates we would be required to pay alternative service providers for comparable services in the same geographic location. Terra Income Advisors is required to allocate the cost of such services to us based on objective factors, such as total assets, revenues, time allocations and/or other reasonable metrics. Our Board then assesses the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party providers known to be available. In addition, our Board considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our Board compares the total amount paid to Terra Income Advisors for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs. We do not reimburse Terra Income Advisors for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of Terra Income Advisors.
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

	December 31, 2021
	Gross Loan Investments		Transfers Treated as Obligations Under Participation Agreements		Net Loan Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair value
American Gilsonite Company	$21,108,623	$21,417,965	$—	$—	$21,108,623	$21,417,965
370 Lex Part Deux, LLC	21,002,365	20,250,306	—	—	21,002,365	20,250,306
Hillsborough Owners LLC	16,026,455	16,279,593	4,807,937	4,883,877	11,218,518	11,395,716
Post Brothers Holdings, LLC	14,897,294	15,100,246	—	—	14,897,294	15,100,246
William A. Shopoff & Cindy I. Shopoff	13,121,112	13,347,088	—	—	13,121,112	13,347,088
RS JZ Driggs, LLC	7,847,256	7,877,552	—	—	7,847,256	7,877,552
Havemeyer TSM LLC	6,810,164	6,874,428	—	—	6,810,164	6,874,428
Ann Street JV LLC	5,320,560	5,482,725	—	—	5,320,560	5,482,725
Dwight Mezz II LLC	3,000,000	3,000,730	—	—	3,000,000	3,000,730
Total loan investments	109,133,829	109,630,633	4,807,937	4,883,877	104,325,892	104,746,756
Marketable securities	789,335	879,272	—	—	789,335	879,272
Total investments	$109,923,164	$110,509,905	$4,807,937	$4,883,877	$105,115,227	$105,626,028

	December 31, 2020
	Gross Loan Investments		Transfers Treated as Obligations Under Participation Agreements		Net Loan Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair value
370 Lex Part Deux, LLC	$18,829,330	$18,177,257	$—	$—	$18,829,330	$18,177,257
LD Milpitas Mezz, LP	17,118,124	17,175,880	4,285,562	4,293,971	12,832,562	12,881,909
Orange Grove Property Investors, LLC	8,539,823	8,565,819	—	—	8,539,823	8,565,819
Havemeyer TSM LLC	6,222,830	6,347,853	—	—	6,222,830	6,347,853
Stonewall Station Mezz LLC	4,623,925	4,607,695	—	—	4,623,925	4,607,695
RS JZ Driggs, LLC	4,313,257	4,306,434	—	—	4,313,257	4,306,434
City Gardens 333 LLC	3,957,458	3,958,747	—	—	3,957,458	3,958,747
Dwight Mezz II LLC	3,000,000	3,033,593	—	—	3,000,000	3,033,593
Total loan investments	66,604,747	66,173,278	4,285,562	4,293,971	62,319,185	61,879,307
Marketable securities	789,335	864,170	—	—	789,335	864,170
Total investments	$67,394,082	$67,037,448	$4,285,562	$4,293,971	$63,108,520	$62,743,477

	Years Ended December 31,
	2021		2020
	Weighted Average Principal Amount	Weighted Average Coupon Rate	Weighted Average Principal Amount	Weighted Average Coupon Rate
Gross loan investments	$80,550,941	12.8%	$64,973,940	12.3%
Obligations under participation agreements	(3,521,859)	11.9%	(4,126,768)	13.0%
Net loan investments	$77,029,082	12.9%	$60,847,172	12.2%
Our portfolio is concentrated in a limited number of industries and borrowers, and, as a result, a downturn in any particular industry or borrower in which we are heavily invested may significantly impact the aggregate returns we realize. If an industry in which we are heavily invested suffers from adverse business or economic conditions (as a result of the COVID‑19 pandemic or otherwise), a material portion of our investment could be affected adversely, which, in turn, could adversely affect our financial position and results of operations. For example, as of December 31, 2021, our investments secured by multifamily and mixed-use properties represented approximately 38.7% and 31.5%, respectively, of our net assets. In addition, as of December 31, 2021, we held only nine loan investments and our largest loan investment represented approximately 29.1% of our net assets and our top three loan investments represented approximately 78.7% of our net assets. See “Risk Factors—Our loan portfolio is concentrated in a limited number of industries and borrowers, which may subject us to a risk of significant loss if there is a downturn in a particular industry in which we are concentrated or if one of our larger borrowers encounters financial difficulties.”
Portfolio Investment Activity
For the years ended December 31, 2021 and 2020, we invested $133.9 million and $13.3 million in new and add-on loans, and had $92.6 million and $8.4 million of loan repayments, resulting in resulting in net investments of $41.3 million and $4.9 million, respectively. Additionally, for the years ended December 31, 2021 and 2020, we purchased $10.0 million and $6.0 million in marketable securities, and sold $10.7 million and $6.4 million of marketable securities, respectively.

    Our portfolio composition, based on fair value at December 31, 2021 and 2020 was as follows:

	December 31, 2021			December 31, 2020
	Investments at Fair Value	Percentage of Total Portfolio	Weighted Average Coupon Rate (1)	Investments at Fair Value	Percentage of Total Portfolio	Weighted Average Coupon Rate (1)
Loans	$61,281,259	55.4%	12.6%	$20,209,473	30.1%	12.7%
Loans through participation interest	48,349,374	43.8%	12.7%	45,963,805	68.6%	10.1%
Marketable securities	879,272	0.8%	8.5%	864,170	1.3%	8.5%
Total	$110,509,905	100.0%	12.6%	$67,037,448	100.0%	10.8%
_______________
(1)Based upon the principal value of our investments.
The following table shows the portfolio composition by property type grouping based on fair value at December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Multifamily	$28,460,523	25.7%	$4,306,434	6.4%
Mixed use	23,154,021	21.0%	6,347,853	9.5%
Infrastructure	21,417,965	19.4%	—	—%
Office	20,250,306	18.3%	18,177,257	27.1%
Industrial	13,347,088	12.1%	—	—%
Student housing	3,000,730	2.7%	6,992,340	10.4%
Hotel - extended stay	—	—%	17,175,880	25.6%
Condominium	—	—%	8,565,819	12.8%
Land	—	—%	4,607,695	6.9%
Total loan investments	109,630,633	99.2%	66,173,278	98.7%
Marketable securities	879,272	0.8%	864,170	1.3%
Total investments	$110,509,905	100.0%	$67,037,448	100.0%
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
Term Loan
In April 2021, we entered into a credit agreement with a lender to provide for a delayed draw term loan of $25.0 million. The Term Loan currently bears interest at a rate equal to 5.625% and matures on April 9, 2025. As of December 31, 2021, the amount outstanding under the Term Loan was $5.0 million.
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
As of December 31, 2021 and 2020, obligations under participation agreements at fair value was $4.9 million and $4.3 million and the weighted average contractual interest rate on the obligations under participation agreements was 8.3% and 13.0%, respectively. For the year ended December 31, 2021, we transferred $25.9 million of investments to affiliates through participation agreements and made $25.7 million of repayments on obligations under participation agreements. For the year ended December 31, 2020, we transferred $1.1 million of investments to affiliates through participation agreements and did not make any repayments on obligations under participation agreements.
Results of Operations
Operating results for the years ended December 31, 2021 and 2020 were as follows:

	Years Ended December 31,
	2021	2020	Change
Total investment income	$13,671,878	$10,096,375	$3,575,503
Total operating expenses	10,509,401	5,177,571	5,331,830
Net investment income before income taxes	3,162,477	4,918,804	(1,756,327)
Income tax expense	534,784	—	534,784
Net investment income	2,627,693	4,918,804	(2,291,111)
Net change in unrealized appreciation (depreciation) on investments	943,375	(1,228,240)	2,171,615
Net realized gain on investments	582,710	1,173,714	(591,004)
Net change in unrealized (appreciation) depreciation on obligations under participation agreements	(67,533)	65,066	(132,599)
Net increase in net assets resulting from operations	$4,086,245	$4,929,344	$(843,099)
Investment Income
The composition of our investment income for the years ended December 31, 2021 and 2020 were as follows:

	Years Ended December 31,
	2021	2020	Change
Interest income	$12,489,678	$8,692,506	$3,797,172
Prepayment fee income	485,236	1,280,290	(795,054)
Dividend and other income	696,964	123,579	573,385
Total investment income	$13,671,878	$10,096,375	$3,575,503
Interest Income
For the year ended December 31, 2021 as compared to the same period in 2020, interest income increased by $3.8 million, primarily due to an increase of $2.9 million on contractual interest income and an increase of $0.9 million in origination and exit fee income. Contractual interest income increased as a result of an increase in the weighted average outstanding principal balance as well as an increase in the weighted average coupon rate on our investments. Origination and exit fee income are related to a loan we originated in the third quarter and the borrower repaid in the same period.
Prepayment Fee Income
Prepayment fee income represents prepayment fees charged to borrowers for the early repayment of loans.

For the year ended December 31, 2021, we received a prepayment fee income of $0.5 million on a loan that a borrower repaid one year before maturity. For each of the year ended December 31, 2020, we received a prepayment fee income of $1.3 million on a loan that a borrower repaid more than four years before maturity.
Dividend and Other Income
For the year ended December 31, 2021 as compared to the same period in 2020, dividend and other income increased by $0.6 million, as a result of an increase in the weighted average investment balance on marketable securities.

Operating Expenses
The composition of our operating expenses for the years ended December 31, 2021 and 2020 were as follows:

	Years Ended December 31,
	2021	2020	Change
Base management fees	$2,182,947	$1,517,858	$665,089
Incentive fees on capital gains	291,710	6,214	285,496
Operating expense reimbursement to Adviser	1,222,217	799,893	422,324
Servicing fees	501,718	705,555	(203,837)
Interest expense on unsecured notes payable	2,703,111	—	2,703,111
Professional fees	1,240,762	1,180,990	59,772
Interest expense from obligations under participation agreements	1,513,228	571,083	942,145
Interest expense on term loan	313,638	—	313,638
Directors’ fees	120,622	120,500	122
Insurance expense	242,019	215,301	26,718
General and administrative expenses	177,429	60,177	117,252
Total operating expenses	$10,509,401	$5,177,571	$5,331,830

    For the year ended December 31, 2021 as compared to the same period in 2020, total operating expenses increased by $5.3 million. The reasons for the changes are stated below.
Base Management Fees
    Under the Investment Advisory Agreement, we pay Terra Income Advisors a base management fee, which is calculated at an annual rate of 2.0% of our average gross assets.
    For the year ended December 31, 2021 as compared to the same period in 2020, base management fees increased by $0.7 million, due to an increase in our gross assets resulting from an increase in funds under management.
Incentive Fees on Capital Gains
Under the Investment Advisory Agreement, we pay Terra Income Advisors an incentive fee on capital gains equal to 20.0% of our net realized and unrealized capital gains. No incentive fees on capital gains are actually payable by us with respect to unrealized gains` until those gains are realized.
For the year ended December 31, 2021 as compared to the same period in 2020, incentive fees on capital gains increased by $0.3 million, primarily due to an increase in unrealized appreciation on our marketable securities and loan investments.
Operating Expense Reimbursement to Adviser
    Under the Investment Advisory Agreement, we reimburse Terra Income Advisors for operating expenses incurred in connection with administrative services provided to us, including compensation to administrative personnel.
    For the year ended December 31, 2021 as compared to the same period in 2020, operating expense reimbursement to Adviser increased by $0.4 million, primarily due to an increase in our allocation ratio in relation to affiliated funds managed by Terra Income Advisors and its affiliates as a result of an increase in funds under management.
Servicing Fees
    On September 30, 2017, we adopted the Servicing Plan pursuant to which we paid Terra Capital Markets, an affiliate of Terra Income Advisors and the dealer manager of the Offering, a servicing fee at an annual rate of 1.125% of the most recently published NAV per share of our common stock, of which up to 0.75% is reallowed to selected dealers, in exchange for providing stockholder-related administrative support services. With respect to each share sold, excluding shares sold through our distribution reinvestment plan, the servicing fee is payable annually on the anniversary of the applicable month of purchase. On December 23, 2020, Terra Capital Markets assigned certain of its administration support services and certain obligations under the Dealer Manager Agreement to us, including making future payments of the previously reallowed servicing fee under the Servicing Plan directly to selected dealers, effectively reducing the servicing fee to 0.75%.

    For the year ended December 31, 2021 as compared to the same period in 2020, servicing fees decreased by $0.2 million, as a result of a reduction in the servicing fee rate.
Interest Expense on Unsecured Notes Payable
In February 2021, we issued $38.4 million in aggregate principal amount of 7.00% fixed-rate notes due 2026.
For the year ended December 31, 2021, interest expense on unsecured notes payable was $2.7 million. There was no such interest expense for the year ended December 31, 2020.
Interest Expense From Obligations Under Participation Agreements
For the year ended December 31, 2021 as compared to the same period in 2020, interest expense from obligations under participation agreements increased by $0.9 million, due to the participants’ portion of prepayment fee, origination fee and exit fee income related to a new loan that was originated and repaid in the current quarter as well as an increase in the weighted average principal balance on obligations under participation agreements.
Interest Expense on Term Loan
In April 2021, we entered into a credit agreement with a lender to provide for a delayed draw term loan of $25.0 million. The Term Loan currently bears interest at a rate equal to 5.625% and matures on April 9, 2025. We also pay, with respect to any unused portion of the Term Loan, a commitment fee of 0.75% per annum. As of December 31, 2021, the amount outstanding under the Term Loan was $5.0 million.
For the year ended December 31, 2021, interest expense on Term Loan was $0.3 million. There was no interest expense on Term Loan for the year ended December 31, 2020.
General and Administrative Expenses
For the year ended December 31, 2021 as compared to the same period in 2020, general and administrative expenses increased by $0.1 million, primarily due to fees incurred in connection with the 2021 proxy solicitation as well as an increase in our state franchise taxes.
Income Tax Expense
During the third quarter of 2021, we formed a taxable REIT subsidiary to hold two credit facilities. For the year ended December 31, 2021, pre-tax income attributable to the TRS was $1.8 million. Based on the effective income tax rate of 30.5%, provision for income tax for the TRS was $0.5 million. There was no such expense for the same periods in 2020.
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
2021 —For the year ended December 31, 2021, we recorded an increase in net change in unrealized appreciation on investments of $0.9 million, primarily due to new investments originated in the current period partially offset by a decrease in the discounted cash flow of one loan due to the recovery period being extended.
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
Net Realized Gain on Investments
For the year ended December 31, 2021, net realized gain on investments was $0.6 million, respectively, primarily related to net gain recognized on sale of marketable securities of $0.8 million, partially offset by a loss recognized on the repayment of a loan of $0.2 million. For the year ended December 31, 2020, we sold certain marketable securities and recognized a net realized gain on investments of $1.2 million.

Net Increase in Net Assets Resulting from Operations
For the years ended December 31, 2021 and 2020, we recorded a net increase in net assets resulting from operations of $4.1 million and $4.9 million, respectively. Based on the weighted average shares of common stock outstanding, our per share net increase in net assets resulting from operations was $0.49 and $0.59, respectively.
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
    We may borrow funds to make investments to the extent we determine that leveraging our portfolio would be appropriate. In February 2021, we issued $38.4 million in aggregate principal amount of 7.00% fixed-rate notes due 2026, for net proceeds of $37.2 million after deducting underwriting commissions of $1.2 million. In April 2021, we entered into a credit agreement with a lender to provide for a delayed draw term loan of $25.0 million. The Term Loan currently bears interest at a rate equal to 5.625% and matures on April 9, 2025. As of December 31, 2021, the amount outstanding under the Term Loan was $5.0 million.
Cash Flows for the Year Ended December 31, 2021
    Operating Activities — For the year ended December 31, 2021, net cash used in operating activities was $35.7 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, repayments and sales of portfolio investments, among other factors. Cash flows used in operating activities for the year ended December 31, 2021 were primarily related to purchases of investments of $143.9 million, partially offset by repayments and proceeds from sale of investments of $103.3 million and cash generated from operations of $4.9 million.
    Financing Activities — For the year ended December 31, 2021, net cash provided by financing activities was $33.8 million, primarily related to proceeds from issuance of unsecured notes, net of discount, of $37.2 million and proceeds from borrowings under the Term Loan of $4.4 million, net of discount, partially offset by distributions paid to stockholders of $2.9 million, payments for repurchases of common stock under the stock repurchase plan of $3.8 million and payment of financing costs related to the issuance of unsecured notes and the Term Loan of $1.3 million. Additionally, we received proceeds from obligations under participation agreements of $25.9 million and made repayment of obligations under participation agreements of $25.7 million
Cash Flows for the Year Ended December 31, 2020
    Operating Activities — For the year ended December 31, 2020, net cash used in by operating activities was $0.4 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, repayments and sales of portfolio investments, among other factors. Cash flows used in operating activities for the year ended December 31, 2020 were primarily related to purchases of investments of $19.3 million, partially offset by repayments and proceeds from sale of investments of $14.8 million and cash generated from operations of $4.2 million.
    Financing Activities — For the year ended December 31, 2020, net cash used in financing activities was $3.0 million, primarily related to distributions paid to stockholders of $4.1 million, partially offset by proceeds from obligations under participation agreements of $1.1 million.

Contractual Obligations
The following table provides a summary of our contractual obligations at December 31, 2021:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Unsecured notes payable — principal (1)	$38,375,000	$—	$—	$38,375,000	$—
Term loan payable — principal (2)	5,000,000	—	—	5,000,000	—
Obligations under participation agreements — principal (3)	4,863,009	—	4,863,009	—	—
Interest on borrowings (2)	13,135,098	3,372,604	6,326,556	3,435,938	—
Unfunded lending commitments (3)	14,907,955	12,207,967	2,699,988	—	—
	$76,281,062	$15,580,571	$13,889,553	$46,810,938	$—
___________________________
(1)Amount excludes unamortized discount and deferred financing costs of $1.9 million.
(2)Amount excludes unamortized discount and deferred financing costs of $0.8 million.
(3)In the normal course of business, we enter into participation agreements with related parties, whereby we transfer a portion of the loans to them. These loan participations do not qualify for sale treatment. As such, the loans remain on our consolidated statements of assets and liabilities and the proceeds are recorded as obligations under participation agreements. Similarly, interest earned on the entire loan balance is recorded within “Interest income” and the interest related to the participation interest or sold interest is recorded within “Interest expense on obligations under participation agreements” in the consolidated statements of operations. We have no direct liability to a participant under its participation agreements with respect to the underlying loan, and the participants’ share of the loan is repayable only from the proceeds received from the related borrower/issuer of the loans.
(4)Interest was calculated using the applicable annual variable interest rate and balance outstanding at December 31, 2021. Amount represents interest expense through maturity plus exit fee as applicable.
(5)Certain of our loans provide for commitments to fund the borrower at a future date. As of December 31, 2021, we had three loans with total funding commitments of $43.4 million, of which we funded $28.5 million.
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

The following table presents a summary of such fees and reimbursements in accordance with the terms of the related agreements:

	Years Ended December 31,
	2021	2020
Base management fees	$2,182,947	$1,517,858
Incentive fees on capital gains	291,710	6,214
Operating expense reimbursement to Adviser	1,222,217	799,893
Servicing fees	501,718	705,555
REIT Status and Distributions
    We elected to be taxed as a REIT under the Code commencing with our short taxable year beginning October 1, 2018 and ending December 31, 2018, and we believe we have operated in such a manner to continue to be taxed as a REIT for federal income tax purposes. In order to qualify as a REIT, we are required, among other things, to distribute dividends equal to at least 90% of our REIT net taxable income to the stockholders annually and meet certain tests regarding the nature of our income and assets. As long as the distributions are declared by the later of the fifteenth day of the ninth month following the close of the taxable year or the due date of the tax return, including extensions, distributions paid up to one year after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We are also subject to nondeductible federal excise taxes if we do not distribute at least 85.0% of our ordinary income, 95.0% of our capital gain net income, if any, and any recognized and undistributed income from prior years on which we paid no federal income taxes. For the years ended December 31, 2021 and 2020, we have made sufficient distributions to our stockholders to qualify to be taxed as a REIT and to preclude the imposition of either U.S. federal corporate income or excise taxation.
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
Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the statements of operations. For the years ended December 31, 2021 and 2020, we did not incur any interest or penalties.
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
As of December 31, 2021, we had two investments with a net principal balance of $32.4 million that provides for interest income indexed to LIBOR and is subject to a LIBOR floor. A decrease of 1% in LIBOR would have no impact on our annual interest income because the interest rates are protected by a floor in the respective loan agreements. An increase of 1% in LIBOR would increase our annual interest income by $0.1 million.
We may hedge against interest rate and currency exchange rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts, subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. For the years ended December 31, 2021 and 2020, we did not engage in interest rate hedging activities.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
    None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
    As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
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
Item 9B. Other Information
On March 30, 2022, the Board unanimously approved the suspension of the operation of the SRP, effective as of April 30, 2022. The SRP will remain suspended until such time as the Board approves its resumption.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
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

NAME	AGE	DIRECTOR SINCE	EXPIRATION OF TERM
Interested Director
Vikram S. Uppal	38	2019	2023
Independent Directors
Adrienne M. Everett	35	2021	2022
Spencer E. Goldenberg	39	2019	2024
Gaurav Misra	45	2021	2023
Interested Director
    Vikram S. Uppal has served as the Chairman of the Board and President since November 2019, as the Chief Executive Officer of the Company and the Adviser since April 2019, and as the Chief Executive Officer of Terra Capital Partners since December 2018. Mr. Uppal has also served as the Chairman of Terra Property Trust’s board of director since November 2021, a director of Terra Property Trust and Terra REIT Advisors since February 2018, as Chief Executive Officer of Terra Property Trust and Terra REIT Advisors since December 2018, and as a director of RESOF since October 2020. Prior to joining Terra Capital Partners, Mr. Uppal was a Partner and Head of Real Estate at Axar Capital Management L.P. since 2016. Prior to Axar Capital Management L.P., Mr. Uppal was a Managing Director on the Investment Team at Fortress Investment Group’s Credit and Real Estate Funds from 2015 to 2016. From 2012 to 2015, Mr. Uppal worked at Mount Kellett Capital Management, a private investment organization, where he served as Co-Head of North American Real Estate Investments. Mr. Uppal holds a B.S. from the University of St. Thomas and a M.S. from Columbia University.
Independent Directors
Adrienne M. Everett has served as our independent director since September 2021. Since May 2020, Ms. Everett has served as an Enterprise Account Director for LinkedIn Corporation. Ms. Everett previously served on the Leadership Team, and as a Strategy and Business Development Lead for Neyber Ltd from January 2019 to April 2020. Prior to that, Ms. Everett served with Morgan Stanley as Vice President, Business Development and Regional Diversity Officer from January 2018 to December 2018, an Associate Vice President from July 2016 to January 2018, and an Associate from February 2015 to July 2016. Ms. Everett holds a Bachelor of Arts in English from Duke University and is in the process of completing a certificate in Women’s Leadership from Oxford University’s Said Business School.
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
    Gaurav Misra has served as our independent director since September 2021. Since October 2018, Mr. Misra has served as President of Direct-to-Consumer Brands at RxSense LLC. Mr. Misra previously served as Chief Marketing Officer of Raise Inc. from May 2017 to October 2018, and as Chief Marketing Officer of Vroom Inc. from September 2016 to April 2017. Mr. Misra was Chief Executive Officer of BG Media from July 2012 to August 2016. From April 2009 to June 2012, Mr. Misra served as Head of Marketing & Product at Zagat, LLC. Prior to that, Mr. Misra served as Senior Partner with Venturethree Ltd. from 1999 to 2002, and as Business Analyst with McKinsey & Co. from 1997 to 1999. Mr. Misra holds a B.Eng. in Mechanical Engineering from Imperial College London and an M.B.A. from Harvard Business School.

Executive Officers
The following persons serve as our executive officers in the following capacities:

NAME	AGE	POSITION(S) HELD*
Vikram S. Uppal	38	Chairman of the Board, Chief Executive Officer and President
Gregory M. Pinkus	57	Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary
Daniel J. Cooperman	47	Chief Originations Officer
The address for each executive officer is c/o Terra Income Fund 6, Inc., 550 Fifth Avenue, 6th Floor, New York, NY 10036.
Executive Officers Who are Directors
For information regarding the business experience of Mr. Uppal, see “— Interested Director” above.
Executive Officers Who are Not Directors
Gregory M. Pinkus has served as our Chief Financial Officer, Treasurer and Secretary since May 2013 and our Chief Operating Officer since July 2014. He has also served as Chief Financial Officer and Chief Operating Officer of Terra Income Advisors since February 2015 and July 2014, respectively. Mr. Pinkus has served as (i) the Chief Financial Officer of Terra Capital Advisors, LLC (“Terra Capital Advisors”), Terra Capital Advisors 2, LLC (“Terra Capital Advisors 2”) and Terra Income Advisors 2, LLC (“Terra Income Advisors 2”) since May 2012, September 2012 and October 2016, respectively; (ii) the Chief Operating Officer of each of Terra Capital Advisors, Terra Capital Advisors 2 and Terra Capital Partners since July 2014; (iii) the Chief Operating Officer of Terra Income Advisors 2 since October 2016; (iv) the Chief Financial Officer, and Secretary and Treasurer, of each of Terra Secured Income Fund 5, LLC (“TSIF 5”) since July 2014; (v) the Chief Financial Officer and Chief Operating Officer of Terra Secured Income Fund 5 International (“Terra International”), Terra Income Fund International (“TIFI”), Terra Secured Income Fund 7, LLC (“TSIF 7”) and Terra Property Trust since June 2014, October 2016, October 2016 and January 2016, respectively; and (vi) a director of RESOF since October 2020. Prior to joining Terra Capital Partners in May 2012, he served as Assistant Controller for W.P. Carey & Co. from 2006 to August 2010 and as Controller from August 2010 to May 2012. Mr. Pinkus also served as Controller and Vice President of Finance for several early‑stage technology companies during the period of 1999 to 2005. Additionally, he managed large‑scale information technology budgets at New York Life Insurance Company from 2003 to 2004 and oversaw an international reporting group at Bank of America from 1992 to 1996. Mr. Pinkus is a Certified Public Accountant and member of the American Institute of Certified Public Accountants. He holds a B.S. in Accounting from the Leonard N. Stern School of Business at New York University.
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

Delinquent Section 16(a) Reports
Pursuant to Section 16(a) of the Exchange Act, our directors and executive officers, and any persons holding more than 10% of its common stock, are required to report their beneficial ownership and any changes therein to us and the SEC. Specific due dates for those reports have been established, and we are required to report herein any failure to file such reports by those due dates. Based solely on a review of the copies of such reports and written representations delivered to us by such persons, we believe that there were no violations of Section 16(a) by such persons during the year ended December 31, 2021, except that Vikram S. Uppal did not timely file a Form 4 with the SEC and each of Adrienne M. Everett and Gaurav Misra did not timely filed a Form 3 with the SEC.
Code of Ethics
We have adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) pursuant to Rule 17j‑1 of the 1940 Act, which applies to, among others, our senior officers, including our Chief Executive Officer and our Chief Financial Officer, as well as every officer, director, employee and “access person” (as defined within the Code of Ethics) of the Company.
Audit Committee
We have established an audit committee of the Board (the “Audit Committee”) that operates pursuant to a charter and consists of three members. The Audit Committee is responsible for selecting, engaging and supervising our independent accountants, reviewing the plans, scope and results of the audit engagement with our independent accountants, approving professional services provided by our independent accountants (including compensation therefor), reviewing the independence of our independent accountants and reviewing the adequacy of our internal controls over financial reporting. The members of the Audit Committee are Ms. Everett, Mr. Goldenberg and Mr. Misra, each of whom is independent. Mr. Goldenberg serves as the chairman of the Audit Committee. The Board has determined that Mr. Goldenberg is an “audit committee financial expert” as defined under Item 407 of Regulation S-K promulgated under the Exchange Act. Each of Ms. Everett, Mr. Goldenberg and Mr. Misra is “financially literate” as required by the NYSE listing standards, and meets the current independence and experience requirements of Rule 10A-3 of the Exchange Act and the NYSE listing standards.

Item 11. Executive Compensation.
Compensation of Directors
Our directors who do not also serve in an executive officer capacity for us or Terra Income Advisors are entitled to receive annual cash retainer fees, fees for attending board and committee meetings and annual fees for serving as a committee chairperson. These directors are Ms. Everett, Mr. Goldenberg and Mr. Misra. The above directors will receive an annual fee of $20,000, plus $2,500 for each board meeting attended in person, $1,000 for each board meeting attended via teleconference and $1,000 for each committee meeting attended. In addition, the chairman of the Audit Committee will receive an annual fee of $7,500 and the chairman of each of the Nominating and Corporate Governance Committee and the Valuation Committee, and any other committee, will receive an annual fee of $2,500 for their additional services. We will also reimburse each of the above directors for all reasonable and authorized business expenses in accordance with our policies as in effect from time to time, including reimbursement of reasonable out‑of‑pocket expenses incurred in connection with attending each board meeting and each committee meeting not held concurrently with a board meeting. We do not pay compensation to our directors who also serve in an executive officer capacity for us or Terra Income Advisors.

The following table sets forth compensation of our directors for the year ended December 31, 2021:

Name	Fees Earned or Paid in Cash	All Other Compensation	Total
Year Ended December 31, 2021
Interested Director
Vikram S. Uppal	$—	$—	$—
Independent Directors
Jeffrey M. Altman *	$27,386	$—	$27,386
Adrienne M. Everett *	$11,175	$—	$11,175
Spencer E. Goldenberg	$43,500	$—	$43,500
Robert E. Marks **	$27,386	$—	$27,386
Gaurav Misra **	$11,175	$—	$11,175
* Adrienne M. Everett was elected as a director at the 2021 annual meeting of stockholders to replace Jeffrey M. Altman, who was not standing for re-election.
** Gaurav Misra was elected as a director at the 2021 annual meeting of stockholders to replace Robert E. Marks, who was not standing for re-election.
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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth, as of March 30, 2022, information with respect to the beneficial ownership of our common stock by:
•any person known to us to beneficially own more than 5% of the outstanding shares of our common stock;
•each member of the Board and each executive officer; and
•all of the members of the Board and executive officers as a group.
Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. There are no shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of March 30, 2022. Ownership information for those persons who beneficially own 5% or more of our shares of common stock is based upon reports filed by such persons with the SEC and other information obtained from such persons, if available. Unless otherwise indicated, we believe that each beneficial owner set forth in the table below has sole voting and investment power. Our directors are divided into two groups: interested directors and independent directors. Interested directors are “interested persons” of the Company as defined in Section 2(a)(19) of the 1940 Act.

Shares Beneficially Owned as of March 30, 2022
Name (1)	Number of Shares	Percentage (2)
Interested Director
Vikram S. Uppal	45,512	*
Independent Directors
Adrienne M. Everett	—	—
Spencer E. Goldenberg	—	—
Gaurav Misra	—	—
Executive Officers
Gregory M. Pinkus	—	—
Daniel J. Cooperman	—	—
All officers and directors as a group (6 persons)	45,512	*
_______________
*Less than one percent
(1)Unless otherwise indicated, the address of each beneficial owner is c/o Terra Capital Partners, LLC, 550 Fifth Avenue, 6th Floor, New York, New York 10036.
(2)Based on a total of 8,094,060 shares of common stock issued and outstanding as of March 30, 2022.

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
We reimburse Terra Income Advisors for expenses necessary to perform services related to our administration and operation. The amount of this reimbursement is set at the lesser of (i) Terra Income Advisors’s actual costs incurred in providing such services and (ii) the amount that the Board, including a majority of our independent directors, estimates we would be required to pay alternative service providers for comparable services in the same geographic location. Terra Income Advisors is required to allocate the cost of such services to us based on objective factors such as total assets, revenues, time allocations or other reasonable metrics. The Board then assesses the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party providers known to be available. In addition, the Board considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Board compares the total amount paid to Terra Income Advisors for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs. We do not reimburse Terra Income Advisors for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of Terra Income Advisors.
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

The following table presents a summary of such fees and reimbursements in accordance with the terms of the related agreements:

	Years Ended December 31,
	2021	2020
Base management fees	$2,182,947	$1,517,858
Incentive fees on capital gains	291,710	6,214
Operating expense reimbursement to Adviser	1,222,217	799,893
Servicing fees	501,718	705,555
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

Item 14. Principal Accountant Fees and Services.
For the years ended December 31, 2021 and 2020, KPMG LLP (“KPMG”) served as our independent auditor and provided certain tax and other services. The Audit Committee currently anticipates that it will engage KPMG as our independent auditor to audit our consolidated financial statements for the year ending December 31, 2022, subject to agreeing on fee estimates for the audit work. The Audit Committee reserves the right, however, to select a new auditor at any time in the future in its discretion if it deems such decision to be in the best interests of us and our stockholders. Any such decision would be disclosed to the stockholders in accordance with applicable securities laws.
Audit Fees
The following table displays fees for professional services by KPMG for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020
Audit Fees	$348,240	$468,250
Audit-Related Fees	—	—
Tax Fees	55,000	35,300
All Other Fees	—	—
Total	$403,240	$503,550
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
Pre-Approval Policies
We have established a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by our independent auditor. Pursuant to this policy, the Audit Committee will pre-approve the audit and non-audit services performed by our independent auditor in order to assure that the provision of such services does not impair the auditor’s independence. Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval in accordance with the pre-approval policy, irrespective of the amount of fees associated with such services, and cannot commence until such approval has been granted. Normally, pre-approval is provided at the regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated must report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by our independent auditor to management. All services rendered by KPMG for the years ended December 31, 2021 and 2020 were pre-approved in accordance with the policies set forth above.

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

Exhibit No.	Description and Method of Filing
4.5	Form of Global Note representing the Notes (included in Exhibit 4.4).
4.6	Description of our Securities (Incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K filed with the SEC on March 8, 2021).
10.1	Second Amended and Restated Dealer Manager Agreement, dated as of September 30, 2017 (incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K filed with the SEC on November 20, 2017).
10.2	Servicing Plan, dated as of September 30, 2017 (incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K filed with the SEC on November 20, 2017).
10.3	Form of Selected Dealer Agreement (incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-K filed with the SEC on November 20, 2017).
10.4
Assignment of Dealer Manager Agreement dated as of December 23, 2020, by and between Terra Capital Markets, LLC and Terra Income Fund 6, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on December 28, 2020).

10.5
Credit Agreement, dated as of April 9, 2021, by and among Terra Income Fund 6, Inc., as borrower, Eagle Point Credit Management LLC, as agent, and the lender parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 15, 2021).

10.6
Security Agreement, dated as of April 9, 2021, by and among Terra Income Fund 6, Inc., as grantor, and Eagle Point Credit Management LLC, as administrative agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 15, 2021).

10.7
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
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Terra Income Fund 6, Inc. and subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three‑year period ended December 31, 2021 and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of investments owned as of December 31, 2021 and 2020, by correspondence with the custodian, broker, or by other appropriate auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of the fair value of loan investments and obligations under participation agreements

As discussed in Notes 2 and 3 to the consolidated financial statements, the Company measures loan investments at fair value and has made an election to apply the fair value option of accounting to obligations under participation agreements. In determining the fair value of loan investments and obligations under participation agreements, which have no readily determinable market value, the Company makes subjective judgments about estimates using unobservable inputs. As of

December 31, 2021, the fair value of such loan investments and obligations under participation agreements was $109.6 million and $4.9 million, respectively.

We identified the evaluation of the fair value of loan investments and obligations under participation agreements, which have no readily determinable market value, as a critical audit matter. Evaluating the discount rate assumptions used in the discounted cash flow analyses, required a high degree of subjective auditor judgment. Changes in the discount rates could have a significant impact on the fair value of loan investments and obligations under participation agreements.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls over the valuation of loan investments and obligations under participation agreements. This included controls related to the Company's determination of the discount rates used to estimate the fair value of each loan investment and obligation under participation agreement. We evaluated the discount rate assumptions used by the Company by comparing to underlying documentation and market data. For a selection of the loan investments and obligations under participation agreements, we involved valuation professionals with specialized skills and knowledge who assisted in evaluating the Company’s estimate of fair value by deriving an estimate of fair value, using an independently developed range of discount rates and compared the results to the Company’s estimated fair value.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.
New York, New York
March 30, 2022

Terra Income Fund 6, Inc.
Consolidated Statements of Assets and Liabilities

	December 31,
	2021	2020
Assets
Investments, at fair value — non-controlled (amortized cost of $60,352,932 and $20,118,124, respectively)	$61,281,259	$20,209,473
Investment through participation interest, at fair value — non-controlled (amortized cost of $48,780,897 and $46,486,623, respectively) (Note 4)	48,349,374	45,963,805
Marketable securities, at fair value — non-controlled (cost of $789,335 and $789,335, respectively)	879,272	864,170
Total investments	110,509,905	67,037,448
Cash and cash equivalents	12,232,256	13,703,374
Restricted cash	224,618	599,315
Interest receivable	1,450,451	374,188
Prepaid expenses and other assets	314,945	411,267
Total assets	124,732,175	82,125,592
Liabilities
Unsecured notes payable (net of unamortized debt issuance costs of $1,877,388 and $0)	36,497,612	—
Term loan payable (net of unamortized debt issuance costs of $829,836 and $0)	4,170,164	—
Obligations under participation agreements, at fair value (proceeds of $4,863,009 and $4,250,000, respectively) (Note 4)	4,883,877	4,293,971
Interest reserve and other deposits held on investments	224,618	599,315
Due to related party	3,108,922	—
Due to Adviser, net	843,040	503,892
Accrued expenses	651,637	449,762
Interest payable from obligations under participation agreements	—	93,618
Other liabilities	765,661	9,301
Total liabilities	51,145,531	5,949,859
Net assets	$73,586,644	$76,175,733
Commitments and contingencies (See Note 6)
Components of net assets:
Common stock, $0.001 par value, 450,000,000 shares authorized, and 8,078,627 and 8,396,435 shares issued and outstanding, respectively	$8,079	$8,396
Capital in excess of par	72,902,542	76,366,019
Accumulated distributable net income (loss)	676,023	(198,682)
Net assets	$73,586,644	$76,175,733
Net asset value per share	$9.11	$9.07

See notes to consolidated financial statements.

Terra Income Fund 6, Inc.
Consolidated Statements of Operations

	Years Ended December 31,
	2021	2020	2019
Investment income
Interest income	$12,489,678	$8,692,506	$9,242,765
Prepayment fee income	485,236	1,280,290	675,779
Dividend and other income	696,964	123,579	87,313
Total investment income	13,671,878	10,096,375	10,005,857
Operating expenses
Base management fees	2,182,947	1,517,858	1,594,165
Incentive fees (reversal of incentive fees) on capital gains (1)	291,710	6,214	(32,884)
Operating expense reimbursement to Adviser (Note 4)	1,222,217	799,893	897,816
Servicing fees (Note 2, Note 4)	501,718	705,555	844,429
Interest expense on unsecured notes payable	2,703,111	—	—
Professional fees	1,240,762	1,180,990	1,079,139
Interest expense from obligations under participation agreements (Note 4)	1,513,228	571,083	159,904
Interest expense on term loan	313,638	—	—
Directors’ fees	120,622	120,500	122,000
Insurance expense	242,019	215,301	213,837
General and administrative expenses	177,429	60,177	115,999
Total operating expenses	10,509,401	5,177,571	4,994,405
Net investment income before income taxes	3,162,477	4,918,804	5,011,452
Income tax expense	534,784	—	—
Net investment income	2,627,693	4,918,804	5,011,452
Net change in unrealized appreciation (depreciation) on investments	943,375	(1,228,240)	(86,846)
Net change in unrealized (appreciation) depreciation on obligations under participation agreements	(67,533)	65,066	(73,474)
Net realized gain on investments	582,710	1,173,714	—
Net increase in net assets resulting from operations	$4,086,245	$4,929,344	$4,851,132

Per common share data:
Net investment income per share	$0.31	$0.59	$0.57
Net increase in net assets resulting from operations per share	$0.49	$0.59	$0.56
Weighted average common shares outstanding	8,389,604	8,306,256	8,738,650
_______________
(1)For the year ended December 31, 2019, the Company reversed previously accrued incentive fees on capital gains of $32,884. Incentive fees on capital gains are based on 20% of net realized and unrealized capital gains. No incentive fees on capital gains are actually payable by the Company with respect to unrealized gains unless and until those gains are realized.

See notes to consolidated financial statements.

Terra Income Fund 6, Inc.
Consolidated Statements of Changes in Net Assets

	Years Ended December 31,
	2021	2020	2019
Operations
Net investment income	$2,627,693	$4,918,804	$5,011,452
Net change in unrealized appreciation (depreciation) on investments	943,375	(1,228,240)	(86,846)
Net change in unrealized (appreciation) depreciation on obligations under participation agreements	(67,533)	65,066	(73,474)
Net realized gain on investments	582,710	1,173,714	—
Net increase in net assets resulting from operations	4,086,245	4,929,344	4,851,132
Stockholder distributions
Distributions from return of capital	(603,964)	—	(2,801,281)
Distributions from net investment income	(3,211,539)	(5,625,029)	(4,817,753)
Net decrease in net assets resulting from stockholder distributions	(3,815,503)	(5,625,029)	(7,619,034)
Capital share transactions
Issuance of common stock, net of offering costs	—	—	59,100
Reinvestment of stockholder distributions	922,624	1,507,970	2,213,069
Repurchases of common stock under stock repurchase plan	(3,782,455)	(14,640)	(9,165,198)
Net (decrease) increase in net assets resulting from capital share transactions	(2,859,831)	1,493,330	(6,893,029)
Net (decrease) increase in net assets	(2,589,089)	797,645	(9,660,931)
Net assets, at beginning of year	76,175,733	75,378,088	85,039,019
Net assets, at end of year	$73,586,644	$76,175,733	$75,378,088
Accumulated (over-distributed) net investment income	$(1,591,201)	$(1,007,355)	$(301,129)

Capital share activity
Shares outstanding, at beginning of year	8,396,435	8,232,636	8,975,103
Shares issued from subscriptions	—	—	6,276
Shares issued from reinvestment of stockholder distributions	101,756	165,399	236,743
Shares repurchased under stock repurchase plan and other	(419,564)	(1,600)	(985,486)
Shares outstanding, at end of year	8,078,627	8,396,435	8,232,636

See notes to consolidated financial statements.

Terra Income Fund 6, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net increase in net assets resulting from operations	$4,086,245	$4,929,344	$4,851,132
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Net change in unrealized (appreciation) depreciation on investments	(943,375)	1,228,240	86,846
Net change in unrealized appreciation (depreciation) on obligations under participation agreements	67,533	(65,066)	73,474
Net realized gain on investments	(582,710)	(1,173,714)	—
Amortization and accretion of investment-related fees, net	(1,005,190)	(291,355)	(463,910)
Amortization of discount on debt issuance	213,918	—	—
Amortization of deferred financing costs	193,905	—	—
Amortization of discount on investments, net	—	(42,857)	(8,573)
Paid-in-kind interest, net	(94,524)	(353,930)	(91,878)
Purchases of investments	(143,878,505)	(19,338,945)	(19,385,437)
Repayments and proceeds from sale of investments	103,333,211	14,796,993	37,523,419
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(1,076,263)	155,631	139,585
Decrease (increase) in prepaid expenses and other assets	96,322	(352,455)	10,321
Decrease in interest reserve and other deposits held on investments	(374,698)	(24,826)	(675,880)
Increase in due to related party	3,108,922	—	—
Increase (decrease) in due to Adviser, net	339,148	(13,512)	(75,623)
Increase (decrease) in accrued expenses	201,875	182,812	(108,125)
(Decrease) increase in interest payable from obligations under participation agreements	(93,618)	58,681	34,937
Increase (decrease) in other liabilities	745,093	(71,465)	(209,478)
Net cash (used in) provided by operating activities	(35,662,711)	(376,424)	21,700,810
Cash flows from financing activities:
Proceeds from issuance of unsecured notes payable, net of discount	37,175,781	—	—
Repayment of obligations under participation agreements	(25,728,138)	—	—
Proceeds from obligations under participation agreements	25,949,149	1,129,112	3,120,888
Proceeds from borrowings under term loan payable, net of discount	4,375,000	—	—
Payments of stockholder distributions	(2,892,879)	(4,117,058)	(5,405,965)
Payments of financing costs	(1,290,829)	—	—
Payments for repurchases of common stock under stock repurchase plan	(3,771,188)	(14,640)	(9,165,198)
Issuance of common stock, net of offering costs	—	—	59,100
Net cash provided by (used in) financing activities	33,816,896	(3,002,586)	(11,391,175)
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,845,815)	(3,379,010)	10,309,635
Cash, cash equivalents and restricted cash, at beginning of year	14,302,689	17,681,699	7,372,064
Cash, cash equivalents and restricted cash, at end of year (Note 2)	$12,456,874	$14,302,689	$17,681,699

Supplemental disclosure of cash flow information:
Interest paid on debt	$3,914,408	$486,740	$115,067
Income taxes paid	$101,121	$—	$—
Supplemental non-cash information:
Reinvestment of stockholder distributions	$922,624	$1,507,971	$2,213,069
See notes to consolidated financial statements.

Terra Income Fund 6, Inc.
Consolidated Schedule of Investments
December 31, 2021

Portfolio Company (1)	Collateral Location	Property Type	Coupon Rate (2)	Current Interest Rate	Exit Fee	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (3)	% of Net Assets (4)
Loan investments — non-controlled
Mezzanine loans:
Dwight Mezz II, LLC	US - CA	Student housing	11.00%	11.00%	0.00%	5/11/2017	5/6/2027	$3,000,000	$3,000,000	$3,000,730	4.1%
Havemeyer TSM LLC (5)(7)	US - NY	Mixed-use	15.00%	15.00%	1.00%	12/18/2020	12/1/2022	6,808,000	6,810,164	6,874,428	9.3%
									9,810,164	9,875,158	13.4%
Preferred equity investments:
RS JZ Driggs, LLC (6)(7)(8)	US - NY	Multifamily	12.25%	12.25%	1.00%	5/1/2018	1/1/2021	7,806,257	7,847,256	7,877,552	10.7%
370 Lex Part Deux, LLC (6)(7)	US - NY	Office	LIBOR + 8.25% (2.44% Floor)	10.69%	0.00%	12/17/2018	1/9/2023	21,004,423	21,002,365	20,250,306	27.5%
Ann Street JV LLC	US - GA	Multifamily	14.00%	14.00%	1.00%	11/12/2021	6/7/2024	5,444,016	5,320,560	5,482,725	7.5%
									34,170,181	33,610,583	45.7%
First mortgages:
American Gilsonite Company	US - UT	Infrastructure	14.00%	14.00%	1.00%	8/31/2021	8/31/2023	21,250,000	21,108,623	21,417,965	29.1%
Hillsborough Owners LLC (9)(10)	US - NC	Mixed-use	LIBOR + 8.00% (0.25% Floor)	8.25%	1.00%	10/27/2021	11/1/2023	16,210,029	16,026,455	16,279,593	22.1%
									37,135,078	37,697,558	51.2%
Credit facility:
Post Brothers Holdings LLC (11)(12)(13)	N/A	N/A	15.00%	15.00%	1.00%	7/16/2021	7/16/2024	15,000,000	14,897,294	15,100,246	20.6%
William A. Shopoff & Cindy I. Shopoff (6)(7)(13)	US - CA	Industrial	15.00%	15.00%	1.00%	10/4/2021	4/4/2023	13,237,500	13,121,112	13,347,088	18.1%
									28,018,406	28,447,334	38.7%

Total loan investments — non-controlled									$109,133,829	$109,630,633	149.0%

Portfolio Company (1)	Industry	Dividend Yield	Acquisition Date	Maturity Date	Shares	Cost	Fair Value	% of Net Assets (4)
Marketable securities — non-controlled (14):
Common and preferred shares
Nexpoint Real Estate Finance, Inc. - Series A Preferred Shares	REIT	8.5%	7/30/2020	7/24/2025	33,560	$789,335	$879,272	1.2%
Total marketable securities — non-controlled						$789,335	$879,272	1.2%

Total investments — non-controlled						$109,923,164	$110,509,905	150.2%
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
(4)Percentages are based on net assets of $73.6 million as of December 31, 2021.
(5)Participation interest is with Mavik Real Estate Special Opportunities Fund REIT, LLC (formerly known as Terra Real Estate Credit Opportunities Fund REIT, LLC), a related-party real estate investment trust managed by an affiliate of the Company’s sponsor. The Company is committed to fund up to $7.4 million on this investment. As of December 31, 2021, the unfunded commitment was $0.6 million.
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
(9)The loan participation from the Company does not qualify for sale accounting and therefore, this loan remains in the Schedule of Investments. See “Obligations under Participation Agreements” in Note 3 in the accompanying notes to the consolidated financial statements.
(10)The Company sold a portion of its interest in this investment to Terra Property Trust, Inc pursuant to a participation agreement.
(11)On July 16, 2021, the Company originated a $15.0 million unsecured corporate credit facility. The borrower is a multifamily operator in Philadelphia, PA.
(12)The borrower also pays a 1.0% fee on the unused portion of the credit facility.
(13)As of December 31, 2021, the facility was fully funded.
(14)From time to time, the Company may invest in debt and equity securities.
See notes to consolidated financial statements.

Terra Income Fund 6, Inc.
Consolidated Schedule of Investments
December 31, 2020

Portfolio Company (1)	Collateral Location	Property Type	Coupon Rate (2)	Current Interest Rate	Exit Fee	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (3)	% of Net Assets (4)
Loan investments — non-controlled
Mezzanine loans:
Dwight Mezz II, LLC	US - CA	Student housing	11.00%	11.00%	0.00%	5/11/2017	5/6/2027	$3,000,000	$3,000,000	$3,033,593	4.0%
Stonewall Station Mezz LLC (5)(7)	US - NC	Land	Current 12.00% PIK 2.00%	14.00%	1.00%	5/31/2018	5/20/2021	4,594,729	4,623,925	4,607,695	6.0%
LD Milpitas Mezz, LP (5)(6)	US - CA	Hotel	LIBOR + 10.25% (2.75% Floor)	13.00%	1.00%	6/27/2018	6/27/2021	17,000,000	17,118,124	17,175,880	22.6%
Havemeyer TSM LLC (7)(8)	US - NY	Mixed-use	15.00%	15.00%	1.00%	12/18/2020	12/1/2022	6,295,100	6,222,830	6,347,853	8.3%
									30,964,879	31,165,021	40.9%
Preferred equity investments:
City Gardens 333 LLC (5)(7)	US - CA	Student housing	LIBOR + 9.95% (2.00% Floor)	11.95%	0.00%	4/11/2018	4/1/2021	3,962,508	3,957,458	3,958,747	5.2%
RS JZ Driggs, LLC (5)(7)(9)	US - NY	Multifamily	12.25%	12.25%	1.00%	5/1/2018	1/1/2021	4,272,257	4,313,257	4,306,434	5.7%
Orange Grove Property Investors, LLC (5)(7)	US - CA	Condominium	LIBOR + 8.00% (4.00% Floor)	12.00%	1.00%	5/24/2018	6/1/2021	8,480,000	8,539,823	8,565,819	11.2%
370 Lex Part Deux, LLC (5)(7)	US - NY	Office	LIBOR + 8.25% (2.44% Floor)	10.69%	0.00%	12/17/2018	1/9/2022	18,856,077	18,829,330	18,177,257	23.9%
									35,639,868	35,008,257	46.0%

Total loan investments — non-controlled									$66,604,747	$66,173,278	86.9%

Portfolio Company (1)	Industry	Interest/Dividend Rate	Acquisition Date	Maturity Date	Shares	Cost	Fair Value	% of Net Assets (4)
Marketable securities — non-controlled (10):
Preferred shares:
Nexpoint Real Estate Finance, Inc. - Series A Preferred Shares	REIT	8.5%	7/30/2020	7/24/2025	33,560	$789,335	$864,170	1.1%
Total marketable securities — non-controlled						789,335	864,170	1.1%

Total investments — non-controlled						$67,394,082	$67,037,448	88.0%

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

See notes to consolidated financial statements.

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
Prior to the Recapitalization, Terra Capital Partners was the immediate parent and managing member of Terra Income Advisors, and was ultimately controlled by Axar Real Estate Capital Group LLC (“Axar RE Manager”). In connection with the Recapitalization, Axar RE Manager assumed direct control of Terra Income Advisors by becoming its manager. Thus, the same parties that controlled Terra Income Advisors prior to the consummation of the Recapitalization maintained control of Terra Income Advisors, and by the terms of the Recapitalization continued to do so until a new investment advisory and administrative services agreement between the Company and Terra Income Advisors was approved by the affirmative vote of a majority of the outstanding shares of common stock entitled to vote at the 2021 annual meeting of stockholders of the Company on September 22, 2021. Subsequent to the approval of the new investment advisory agreement, Axar RE Manager ceased to be the manager of the Advisor and Terra Capital Partners again became the managing member of Terra Income Advisors.

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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”), and include the accounts of the Company and its consolidated subsidiaries. The accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-K and Articles 6 or 10 of Regulation S-X. The Company is an investment company, as defined under U.S. GAAP, and applies accounting and reporting guidance in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 946, Financial Services — Investment Companies. The consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the results of operations and financial condition as of and for the periods presented.
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
    The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s statements of assets and liabilities to the total amount shown in its statements of cash flows:

	December 31,
	2021	2020	2019
Cash and cash equivalents	$12,232,256	$13,703,374	$17,057,558
Restricted cash	224,618	599,315	624,141
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$12,456,874	$14,302,689	$17,681,699

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
Income Taxes:  The Company elected to be taxed as a REIT under the Code commencing with its short taxable year beginning October 1, 2018 and ending December 31, 2018. In order to qualify as a REIT, the Company is required, among other things, to distribute dividends equal to at least 90% of its REIT net taxable income to the stockholders annually and meet certain tests regarding the nature of its income and assets. To the extent any of the Company’s taxable income was not previously distributed, the Company will make a dividend declaration pursuant to Section 858(a)(1) of the Code, allowing the Company to treat certain dividends that are to be distributed after the close of a taxable year as having been paid during the taxable year. As a REIT, the Company is not subject to U.S. federal income taxes on income and gains distributed to the stockholders as long as certain requirements are satisfied, principally relating to the nature of income and the level of distributions, as well as other factors. If the Company fails to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal and state income taxes at regular corporate rates beginning with the year in which it fails to qualify and may be precluded from being able to elect to be treated as a REIT for the Company’s four subsequent taxable years. For the years ended December 31, 2021, 2020 and 2019, the Company satisfied all the requirements for a REIT.
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
The Company did not have any uncertain tax positions that met the recognition or measurement criteria under accounting for income taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its statements of operations. For the years ended December 31, 2021, 2020 and 2019, the Company did not incur any interest or penalties. Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The Company’s 2017-2020 federal tax years remain subject to examination by the Internal Revenue Service and the state department of revenue.

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
The coronavirus (“COVID-19”) pandemic has had a significant impact on local, national and global economies and has resulted in a world-wide economic slowdown. However, after two years into the COVID-19 pandemic, the real estate market has started to recover from the dislocation it experienced over the past year. A strong pace of vaccination along with aggressive fiscal stimulus, has improved the outlook for the real estate market. The Company continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its investments and operations. The Company believes the estimates and assumptions underlying its consolidated financial statements are reasonable and supportable based on the information available as of December 31, 2021; however, the extent to which the COVID-19 pandemic may impact the Company’s investments and operations going forward will depend on future developments, which are highly uncertain and cannot be predicted with confidence. These developments include the duration of the outbreak, the impact of the global vaccination effort, any new strains of the virus that are resistant to available vaccines, the impact of government stimulus, new information that may emerge concerning the severity of the COVID-19 pandemic, and actions taken by federal, state and local agencies as well as the general public to contain the COVID-19 pandemic or treat its impact, among others. Accordingly, any estimates and assumptions as of December 31, 2021 are inherently less certain than they would be absent the current and potential impacts of the COVID-19 pandemic.
The consolidated financial statements include loan investments at fair value of $109.6 million and $66.2 million at December 31, 2021 and 2020, respectively, and obligations under participation agreements at fair value of $4.9 million and $4.3 million at December 31, 2021 and 2020, respectively. These fair values have been determined in good faith by the Board. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments and obligations under participation agreements, and the differences could be material.
Recent Accounting Pronouncements: LIBOR is a benchmark interest rate referenced in a variety of agreements that are used by all types of entities. In July 2017, the U.K. Financial Conduct Authority, which regulates the LIBOR administrator, ICE Benchmark Administration Limited (“IBA”), announced that it would cease to compel banks to participate in setting LIBOR as a benchmark by the end of 2021, which has subsequently been delayed to June 30, 2023. In March 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848) — Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition (“ASU 2021-01”). ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. In the event LIBOR is unavailable, the Company’s investment documents provide for a substitute index, on a basis generally consistent with market practice, intended to put the Company in substantially the same economic position as LIBOR. As a result, the Company has not adopted the new ASUs and does not expect the reference rate reform and the adoption of ASU 2020-04 and ASU 2021-01 to have a material impact on its consolidated financial statements and disclosures.

Note 3. Investments and Fair Value
The following tables show the composition of the investment portfolio, at amortized cost and fair value at December 31, 2021 and 2020, respectively (with corresponding percentage of total portfolio investments):

	December 31, 2021
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Loans	$60,352,932	54.9%	$61,281,259	55.4%
Loans through participation interest (Note 4)	48,780,897	44.4%	48,349,374	43.8%
Marketable securities	789,335	0.7%	879,272	0.8%
Total	$109,923,164	100.0%	$110,509,905	100.0%

	December 31, 2020
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Loans	$20,118,124	29.9%	$20,209,473	30.1%
Loans through participation interest (Note 4)	46,486,623	68.9%	45,963,805	68.6%
Marketable securities	789,335	1.2%	864,170	1.3%
Total	$67,394,082	100.0%	$67,037,448	100.0%
Obligations under Participation Agreements
    The Company has elected the fair value option relating to accounting for debt obligations at their fair value for its obligations under participation agreements which arose due to partial loan sales which did not meet the criteria for sale treatment. The Company employs the same yield approach valuation methodology used for the real estate-related loan investments on the Company’s obligations under participation agreements. As of December 31, 2021 and 2020, obligations under participation agreements at fair value was $4.9 million and $4.3 million and the weighted average contractual interest rate on the obligations under participation agreements was 8.3% and 13.0%, respectively. For the year ended December 31, 2021, the Company transferred $25.9 million of investments to affiliates through participation agreements and made $25.7 million of repayments on obligations under participation agreements. For the years ended December 31, 2020 and 2019 the Company transferred $1.1 million and $3.1 million of investments to affiliates through participation agreements, respectively, and did not make any repayments on obligations under participation agreements.
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
These valuation techniques are applied in a consistent and verifiable manner to all investments that are categorized within Level 3 of the fair value hierarchy and Terra Income Advisors provides the valuation committee of the Board (which is made up exclusively of independent directors) with portfolio security valuations that are based on this discounted cash flow methodology. Valuations are prepared quarterly, or more frequently as needed, with each asset in the portfolio subject to a valuation prepared by a third-party valuation service at a minimum of once during every 12-month period. The valuation committee reviews the preliminary valuation with Terra Income Advisors and, together with an independent valuation firm, if applicable, responds and supplements the preliminary valuation to reflect any comments provided by the valuation committee. The Board discusses valuations and determines the fair value of each investment in the portfolio in good faith based on various metrics and other factors, including the input and recommendation provided by Terra Income Advisors, the valuation committee and any third-party valuation firm, if applicable.
The following tables present fair value measurements of investments, by major class, as of December 31, 2021 and 2020, according to the fair value hierarchy:

	December 31, 2021
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Loans	$—	$—	$61,281,259	$61,281,259
Loans through participation interest	—	—	48,349,374	48,349,374
Marketable securities	879,272	—	—	879,272
Total Investments	$879,272	$—	$109,630,633	$110,509,905

Obligations under participation agreements	$—	$—	$4,883,877	$4,883,877

	December 31, 2020
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Loans	$—	$—	$20,209,473	$20,209,473
Loans through participation interest	—	—	45,963,805	45,963,805
Marketable securities	864,170	—	—	864,170
Total Investments	$864,170	$—	$66,173,278	$67,037,448

Obligations under participation agreements	$—	$—	$4,293,971	$4,293,971
    Changes in the Company’s Level 3 investments for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Year Ended December 31, 2021
	Loans	Loans Through Participation	Total Loan Investments	Obligations under Participation Agreements
Balance as of January 1, 2021	$20,209,473	$45,963,805	$66,173,278	$4,293,971
Purchases of investments	92,066,445	41,831,345	133,897,790	—
Repayments of investments	(52,520,000)	(40,081,678)	(92,601,678)	—
Net change in unrealized appreciation on investments	836,978	91,295	928,273	—
PIK interest income, net	—	94,524	94,524	—
Amortization and accretion of investment-related fees, net	688,363	618,189	1,306,552	301,362
Realized loss on loan repayment	—	(168,106)	(168,106)	—
Proceeds from obligations under participation agreements	—	—	—	25,949,149
Repayment of obligations under participation agreements	—	—	—	(25,728,138)
Net change in unrealized appreciation on obligations under participation agreements	—	—	—	67,533
Balance as of December 31, 2021	$61,281,259	$48,349,374	$109,630,633	$4,883,877
Net change in unrealized appreciation or depreciation for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized appreciation on loan investments and obligations under participation agreements	$894,733	$102,345	$997,078	$75,941

	Year Ended December 31, 2020
	Loans	Loans Through Participation	Total Loan Investments	Obligations under Participation Agreements
Balance as of January 1, 2020	$18,598,767	$43,237,452	$61,836,219	$3,204,263
Purchases of investments	4,516,448	8,817,308	13,333,756	—
Repayments of investments	(2,500,000)	(5,907,426)	(8,407,426)	—
Net change in unrealized depreciation on investments	(569,385)	(733,690)	(1,303,075)	—
PIK interest income, net	—	353,930	353,930	—
Amortization and accretion of investment-related fees, net	120,786	196,231	317,017	25,662
Amortization of discount and premium on investments, net	42,857	—	42,857	—
Proceeds from obligations under participation agreements	—	—	—	1,129,112
Net change in unrealized depreciation on obligations under participation agreements	—	—	—	(65,066)
Balance as of December 31, 2020	$20,209,473	$45,963,805	$66,173,278	$4,293,971
Net change in unrealized appreciation or depreciation for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized depreciation on loan investments and obligations under participation agreements	$(320,124)	$(677,616)	$(997,740)	$(65,066)

	Year Ended December 31, 2019
	Loans	Loans Through Participation	Total Loan Investments	Obligations under Participation Agreements
Balance as of January 1, 2019	$23,571,020	$55,915,765	$79,486,785	$—
Purchases of investments	12,376,727	7,008,710	19,385,437	—
Repayments of investments	(17,717,701)	(19,805,718)	(37,523,419)	—
Net change in unrealized depreciation on investments	121,556	(208,402)	(86,846)	—
PIK interest income, net	—	91,878	91,878	—
Amortization and accretion of investment-related fees, net	238,592	235,219	473,811	9,901
Amortization of discount and premium on investments, net	8,573	—	8,573	—
Proceeds from obligations under participation agreements	—	—	—	3,120,888
Net change in unrealized depreciation on obligations under participation agreements	—	—	—	73,474
Balance as of December 31, 2019	$18,598,767	$43,237,452	$61,836,219	$3,204,263
Net change in unrealized appreciation or depreciation for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized depreciation on loan investments and obligations under participation agreements	$280,553	$(165,298)	$115,255	$73,474

    Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur. For the years ended December 31, 2021, 2020 and 2019, there were no transfers.

Significant Unobservable Inputs
The following table summarizes the significant unobservable inputs used by the Company to value the Level 3 investments as of December 31, 2021 and 2020. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

December 31, 2021
		Primary Valuation Technique	Unobservable Input	Range		Weighted
Asset Category	Fair Value			Minimum	Maximum	Average
Assets:
Loans	$61,281,259	Discounted cash flow	Discount rate	8.25%	15.00%	12.58%
Loans through participation interest	48,349,374	Discounted cash flow	Discount rate	12.37%	15.00%	14.40%
Total Level 3 Assets	$109,630,633
Liabilities:
Obligations under participation agreements	$4,883,877	Discounted cash flow	Discount rate	8.25%	8.25%	8.25%

December 31, 2020
		Primary Valuation Technique	Unobservable Input	Range		Weighted
Asset Category	Fair Value			Minimum	Maximum	Average
Assets:
Loans	$20,209,473	Discounted cash flow	Discount rate	10.90%	12.89%	12.59%
Loans through participation interest	45,963,805	Discounted cash flow	Discount rate	12.13%	20.05%	14.71%
Total Level 3 Assets	$66,173,278
Liabilities:
Obligations under participation agreements	$4,293,971	Discounted cash flow	Discount rate	12.89%	12.89%	12.89%

    If the weighted average discount rate used to value the Company’s investments were to increase, the fair value of the Company’s investments would decrease. Conversely, if the weighted average discount rate used to value the Company’s investments were to decrease, the fair value of Company’s investments would increase.
Financial Instruments Not Carried at Fair Value
As of December 31, 2021, the Company had $38.4 million of unsecured notes payable and $5.0 million of term loan payable outstanding (Note 5). The Company has not elected the fair value option for its unsecured notes payable and term loan payable. The table below presents detailed information regarding the unsecured notes payable and term loan payable at December 31, 2021:

	December 31, 2021
	Level	Principal Balance	Carrying Value	Fair Value
Unsecured notes payable (1)(2)	1	$38,375,000	$36,497,612	$39,403,450
Term loan payable (3)(4)	3	5,000,000	4,170,164	5,000,000
		$43,375,000	$40,667,776	$44,403,450
_______________
(1)Amount is net of unamortized issue discount of $1.0 million and unamortized deferred financing costs of $0.9 million.
(2)Valuation falls under Level 1 of the fair value hierarchy, which is based on the trading price of $25.67 as of the close of business day on December 31, 2021.
(3)Amount is net of unamortized issue discount of $0.6 million and unamortized deferred financing costs of $0.2 million.
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

    The following table presents a summary of such fees and reimbursements in accordance with the terms of the related agreements:

	Years Ended December 31,
	2021	2020	2019
Amounts Included in the Statements of Operations
Base management fees	$2,182,947	$1,517,858	$1,594,165
Incentive fee (reversal of incentive fee) on capital gains (1)	291,710	6,214	(32,884)
Operating expense reimbursement to Adviser (2)	1,222,217	799,893	897,816
Servicing fees (3)	501,718	705,555	844,429
_______________
(1)For the year ended December 31, 2019, the Company reversed previously accrued incentive fees on capital gains of $36,783. Incentive fees on capital gains are based on 20% of net realized and unrealized capital gains. No incentive fees on capital gains are actually payable by the Company with respect to unrealized gains unless and until those gains are realized.
(2)Amounts are primarily compensation for time spent supporting the Company’s day-to-day operations.
(3)As discussed in “Servicing Plan” below, on September 30, 2017, the Company adopted the servicing plan. The servicing fee is recorded as expense on the consolidated statements of operations in the period in which it was incurred. As of both December 31, 2021 and 2020, unpaid servicing fees were $0.3 million and were included in accrued expenses on the consolidated statements of assets and liabilities. Starting on December 23, 2020, the Company pays the servicing fees to brokers directly.
Due to Related Party
As of December 31, 2021, amount due to a related party was $3.1 million, primary related to reserve funding held by the Company on a loan originated by an affiliate. The reserve funding was transferred to the affiliate in February 2022. As of December 31, 2020, there was no due to related party.
Due to / Due from Adviser
The Company determined that it has the right of offset on the amounts due to and due from Terra Income Advisors under the guidance in ASC Topic 210, Balance Sheet. As such, the net amount is presented as Due to Adviser, net on the consolidated statements of assets and liabilities.
The following table presents a summary of Due to Adviser, net as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Due to Adviser:
Base management fee and expense reimbursement payable	$551,330	$342,157
Incentive fees on capital gains (1)	291,710	161,735
	$843,040	$503,892
_______________
(1)Incentive fees on capital gains are based on 20% of accumulated net realized and unrealized capital gains of $1.5 million and $0.8 million as of December 31, 2021 and 2020, respectively. No incentive fees on capital gains are actually payable by the Company with respect to unrealized gains unless and until those gains are realized.
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
Operating Expenses
The Company reimburses Terra Income Advisors for operating expenses incurred in connection with administrative services provided to the Company, including compensation to administrative personnel. The Company does not reimburse Terra Income Advisors for personnel costs in connection with services for which Terra Income Advisors receives a separate fee. In addition, the Company does not reimburse Terra Income Advisors for (i) rent or depreciation, capital equipment or other costs of Terra Income Advisors’s own administrative items, or (ii) salaries, fringe benefits, travel expenses and other administrative items incurred or allocated to any controlling person of Terra Income Advisors.
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
Participation interest purchased by the Company: The below tables list the investment interests participated by the Company via participation agreement (each, a “PA”) as of December 31, 2021 and 2020. In accordance with the terms of each PA, each participant’s rights and obligations, including interest income and other income (e.g., exit fee and prepayment income) and related fees/expenses are based upon its respective pro-rata participation interest in such investments, as specified in the respective PA. The Company’s share of the investment is repayable only from the proceeds received from the related borrower/issuer of the investment, and therefore the Company is also subject to the credit risk (i.e., risk of default by the underlying borrower/issuer).
Pursuant to each PA, the affiliated fund receives and allocates the interest income and other related investment incomes in respect of the investment to the Company. The Company pays related expenses (i.e., the base management fee) directly to Terra Income Advisors.

	December 31, 2021			December 31, 2020
	Participating Interests	Principal Balance	Fair Value	Participating Interests	Principal Balance	Fair Value
370 Lex Part Deux, LLC (1)	35.0%	21,004,423	20,250,306	35.0%	18,856,077	18,177,257
Havemeyer TSM LLC (2)	23.0%	6,808,000	6,874,428	23.0%	6,295,100	6,347,853
RS JZ Driggs, LLC (1)	50.0%	7,806,257	7,877,552	50.0%	4,272,257	4,306,434
William A. Shopoff & Cindy I. Shopoff (1)	53.0%	13,237,500	13,347,088	—%	—	—
Stonewall Station Mezz LLC (1)(3)(4)	—%	—	—	44.0%	4,594,729	4,607,695
Orange Grove Property Investors, LLC (1)(4)	—%	—	—	80.0%	8,480,000	8,565,819
City Gardens 333 LLC (1)(4)	—%	—	—	14.0%	3,962,508	3,958,747
Total		$48,856,180	$48,349,374		$46,460,671	$45,963,805
_______________
(1)The loan is held in the name of Terra Property Trust, Inc., an affiliated entity managed by a subsidiary of Terra Capital Partners.
(2)The loan is held in the name of Mavik Real Estate Special Opportunities Fund REIT, LLC (formerly known as Terra Real Estate Credit Opportunities Fund REIT, LLC).
(3)The principal amount includes PIK interest of $0.2 million as of December 31, 2020.
(4)The loan was repaid in 2021.

Transfers of participation interests by the Company: The following table summarizes the investments that were subject to PAs with investment partnerships affiliated with Terra Income Advisors as of December 31, 2021 and 2020:

			December 31, 2021
			Transfers treated as obligations under participation agreements
	Principal	Fair Value	% Transferred	Principal	Fair Value
Hillsborough Owners LLC (1)	$16,210,029	$16,279,593	30.0%	$4,863,009	$4,883,877

			December 31, 2020
			Transfers treated as obligations under participation agreements
	Principal	Fair Value	% Transferred	Principal	Fair Value
LD Milpitas Mezz, LP (2)	17,000,000	17,175,880	25.0%	4,250,000	4,293,971
_______________
(1)Participant is Terra Property Trust, Inc.
(2)On June 27, 2018, the Company entered into a participation agreement with Terra Property Trust, Inc. to sell a 25% participation interest, or $4.3 million, in a $17.0 million mezzanine loan. This obligation under participation agreement was repaid in May 2021.
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
In accordance with the 1940 Act, the Company is allowed to borrow amounts such that its asset coverage, calculated pursuant to the 1940 Act, is at least 200% after such borrowing. Additionally, under the Indenture between the Company and the trustee, the Company is required to maintain a minimum asset coverage ratio of 200%. As of December 31, 2021, the Company’s asset coverage ratio was 247.0%. As such, the Company was in compliance with the asset coverage ratio requirement under the Indenture as well as the 1940 Act.

For the year ended December 31, 2021, the components of interest expense were as follows:

Year Ended December 31, 2021
Stated interest expense	$2,387,779
Amortization of issue discount	175,305
Amortization of financing costs	140,027
Total interest expense	$2,703,111
Weighted average debt outstanding	$34,010,616
Cash paid for interest expense	$2,387,779
Stated interest rate	7.00%
Effective interest rate (1)	7.63%
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
In connection with entering into the Credit Agreement, the Company incurred deferred financing costs totaling $0.3 million, to be amortized to interest expense over the term of the Term Loan. On August 31, 2021, the Company made an initial draw on the Term Loan of $5.0 million and incurred an upfront fee of $0.6 million, which was deducted from proceeds from borrowings under the Term Loan. The discount will be amortized to interest expense over the term of the Term Loan. As of December 31, 2021, the amount outstanding under the Term Loan was $5.0 million.
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
The Credit Agreement contains customary representations, warranties, reporting requirements, borrowing conditions and affirmative, negative and financial covenants, including REIT status requirements and minimum asset coverage ratio requirements. As of December 31, 2021, the Company is in compliance with these covenants. The Credit Agreement also includes usual and customary events of default and remedies for credit agreements of this nature. Events of default under the Credit Agreement include, but are not limited to: (i) the failure by the Company to make any payments when due under the Credit Agreement; (ii) the failure of the Company to perform or observe any term, covenant or agreement under the Credit

Agreement or any other loan document, subject to applicable cure periods; (iii) an event of default on other material indebtedness of the Company; (iv) the bankruptcy or insolvency of the Company; and (v) judgments and attachments, with customary limits and grace periods, against the Company or its property. In addition, the Loans are subject to mandatory prepayment, at the option of each Lender, upon a change in control of the Company (as defined by the Credit Agreement).
For the year ended December 31, 2021, the components of interest expense were as follows:

Year Ended December 31, 2021
Stated interest expense	$95,314
Amortization of issue discount	38,613
Amortization of financing costs	53,878
Unused fee	125,833
Total interest expense	$313,638
Weighted average debt outstanding	$1,684,932
Cash paid for interest expense	$221,147
Stated interest rate	5.625%
Effective interest rate (1)	6.25%
_______________
(1)The effective interest rate of the debt component is equal to the stated interest rate plus the amortization of issue discount.
Note 6. Commitments and Contingencies
Impact of COVID-19
The full extent of the impact of the COVID-19 pandemic on the global economy generally, and the Company’s business in particular, will depend on future developments, which are highly uncertain and cannot be predicted with confidence. As of December 31, 2021, no contingencies have been recorded on the Company’s balance sheet as a result of the COVID-19 pandemic, however as the pandemic continues, it may have long-term impacts on the Company’s financial condition, results of operations, and cash flows. Refer to Note 2 for further discussion of the COVID-19 pandemic.
Funding Commitments
In the ordinary course of business, the Company may enter into future funding commitments, which are subject to the borrower meeting certain performance-related metrics that are monitored by the Company. As of December 31, 2021 and 2020, the Company had $14.9 million and $1.1 million of unfunded commitments, respectively. The Company maintained sufficient cash on hand to fund such unfunded commitments, including matching these commitments with principal repayments on outstanding loans.
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
See Note 4. “Related Party Transactions”, for a discussion of the Company’s commitments to Terra Income Advisors.

Note 7. Income Taxes
The Company elected to be taxed as a REIT under the Code commencing with its short taxable year beginning October 1, 2018 and ending December 31, 2018. In order to qualify as a REIT, the Company is required, among other things, to distribute dividends equal to at least 90% of its REIT net taxable income to the stockholders annually and meet certain tests regarding the nature of its income and assets. Because federal income tax regulations differ from U.S. GAAP, distributions in accordance with tax regulations may differ from net investment for financial reporting purposes. Differences may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the consolidated financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes.
Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes unrealized appreciation (depreciation) on investments as investment gains and losses are not included in taxable income until they are realized.
The following table reconciles net increase in net assets resulting from operations to taxable income:

	Years Ended December 31,
	2021	2020	2019
Net increase in net assets resulting from operations	$4,086,245	$4,929,344	$4,851,132
Net change in unrealized (appreciation) depreciation on investments	(943,375)	1,228,240	86,846
Net change in unrealized appreciation (depreciation) on obligations under participation agreements	67,533	(65,066)	73,474
Incentive fees on capital gains	291,710	6,214	(32,884)
Income tax expense	534,784	—	—
Other temporary differences (1)	728,389	(229,826)	(160,815)
Total taxable income (2)	$4,765,286	$5,868,906	$4,817,753
_______________
(1)Other temporary differences primarily related to capitalization and amortization of transaction-related fees.
(2)Amount for the year ended December 31, 2021 included $1.6 million of taxable income attributable to the TRS described below.
The following table reflects, for tax purposes, the estimated sources of the cash distributions that the Company has paid on its common stock:

	Years Ended December 31,
	2021		2020		2019
Source of Distribution	Distribution Amount (1)	%	Distribution Amount (1)	%	Distribution Amount (1)	%
Return of capital	$603,964	15.8%	$—	—%	$2,801,281	36.8%
Net investment income	3,211,539	84.2%	5,625,029	100.0%	4,817,753	63.2%
Distributions on a tax basis:	$3,815,503	100.0%	$5,625,029	100.0%	$7,619,034	100.0%
_______________
(1)The Distribution Amount and Percentage reflected are estimated figures. The actual source of distributions is calculated in connection with the filing of the Company’s tax return.
The Company makes certain adjustments to the classification of stockholders’ equity as a result of permanent book-to-tax differences, which include disallowed net operating loss carryforwards, amortization of deferred offering expenses and expense reimbursement from Adviser. To the extent these differences are permanent, they are charged or credited to capital in excess of par or accumulated net investment loss, as appropriate. For the years ended December 31, 2021, 2020 and 2019, there were no permanent differences.
As of December 31, 2021 and 2020, the Company did not have differences between amortized cost basis and tax basis cost of investments.
Taxable REIT Subsidiary
The Company holds certain portfolio company investments through consolidated taxable REIT subsidiaries. Such subsidiaries may be subject to U.S. federal and state corporate-level income taxes. These consolidated subsidiaries recognize deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between the tax basis of certain assets and liabilities and the reported amounts included in the accompanying consolidated statements of assets and liabilities using the applicable statutory tax rates in effect for the year in which any such temporary differences are expected to reverse. As of December 31, 2021, the Company had one TRS which the Company formed to hold secured and unsecured credit facilities. There was no TRS as of December 31, 2020.
Income Tax Provision
The components of the Company's provision for income taxes are as follows:

Year Ended December 31, 2021
Federal
Current	$326,287
Deferred	41,511
367,798
State and Local
Current	148,139
Deferred	18,847
166,986
Total Provision for income taxes	$534,784
A reconciliation of effective income tax for the period presented is as follows:

Year Ended December 31, 2021
Pre-tax income attributable to taxable subsidiaries	$1,751,420

Federal provision at statutory tax rate (21%)	$367,798
State and local taxes, net of deferred benefit	166,986
Total provision for income taxes	$534,784
Effective income tax rate	30.5%
Deferred Income Taxes
Deferred income taxes as of December 31, 2021 consist of the following:

December 31, 2021
Deferred Tax Liabilities
Unrealized gain on investment	$(130,970)

Deferred Tax Assets
Deferred revenue	70,612

Net deferred tax liabilities	$(60,358)
The Company’s deferred tax assets and liabilities are primarily the result of temporary differences related to the following:
•deferred origination fee
•fair value adjustment
The Company has not provided a valuation allowance for the deferred tax asset because the Company expects the deferred tax asset to be realized in future periods.

Income Taxes Paid
For the year ended December 31, 2021, the Company paid $0.1 million on income taxes. Income tax payable of $0.4 million and deferred tax liabilities of $0.1 million were included in other liabilities in the consolidated statements of assets and liabilities.
Note 8. Directors’ Fees
The Company’s directors who do not serve in an executive officer capacity for the Company or Terra Income Advisors are entitled to receive annual cash retainer fees, fees for attending board and committee meetings and annual fees for serving as a committee chairperson. These directors receive an annual fee of $20,000, plus $2,500 for each board meeting attended in person, $1,000 for each board meeting attended via teleconference and $1,000 for each committee meeting attended. In addition, the chairman of the audit committee receives an annual fee of $7,500 and the chairman of each of the nominating and corporate governance and the valuation committees, and any other committee, receives an annual fee of $2,500 for their additional services. For each of the years ended December 31, 2021, 2020 and 2019, the Company recorded $0.1 million of directors’ fees expense.
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

Note 9. Capital
As of December 31, 2021, the Company had 8,078,627 shares of common stock outstanding.
Share Repurchase Program
    The Company implemented a share repurchase program whereby every quarter the Company offers to repurchase up to 2.5% of the weighed-average number of shares outstanding in the prior calendar year at a price per share equal to the most recently disclosed NAV per share of its common stock immediately prior to the date of repurchase. The purpose of the share repurchase program is to provide stockholders with liquidity, because there is otherwise no public market for the Company’s common stock. In addition, the Board may amend, suspend or terminate the share repurchase program upon 30 days’ notice. On March 25, 2020, the Board unanimously approved the suspension of the operation of the share repurchase program, effective as of April 30, 2020. On May 11, 2021, the Board unanimously approved the resumption of the share repurchase program effective as of June 30, 2021. On March 30, 2022, the Board unanimously approved the suspension of the operation of the share repurchase program, effective as of April 30, 2022. The share repurchase program will remain suspended until such time as the Board approves its resumption.

The following table provides information with respect to the repurchases of the Company's common stock for the year ended December 31, 2021.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Maximum Number of Shares Allowed to be Repurchased
Year Ended December 31, 20021:
Three Months Ended March 31, 2021	—	—	—
Three Months Ended June 30, 2021	682	$9.07	—
Three Months Ended September 30, 2021 (1)(2)	209,978	$9.03	207,656
Three Months Ended December 31, 2021 (3)(4)	208,904	$9.00	207,656
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
(3)A total of 653,098 shares were validly tendered and not withdrawn, an amount that exceeded the maximum number of shares the Company offered to purchase. In accordance with the terms of the tender offer, the Company purchased a total of 207,652 shares validly tendered and not withdrawn on a pro rata basis. Approximately 31.8% of the number of shares tendered by each stockholder who participated in the tender offer was repurchased by us.
(4)Subsequent to the close of the tender offer, the Company discovered an administrative error in which two tender requests were not processed. The Company honored the tender requests in January 2022 and accordingly another 1,252 shares were repurchased.
As a result of an adjustment from the Q4 2019 tender offering, the Company repurchased 1,600 shares of the Company’s common stock at a price of $9.15 per share in the first quarter of 2020. There was no common stock repurchased for the three months ended June 30, September 30, 2020 and December 31, 2020.

Note 10. Net Increase in Net Assets
Income per share is computed by dividing income available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of December 31, 2021 and 2020, there were no dilutive shares.
The following information sets forth the computation of the weighted average net increase in net assets per share from operations for the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,
Basic	2021	2020	2019
Net increase in net assets resulting from operations	$4,086,245	$4,929,344	$4,851,132
Weighted average common shares outstanding	8,389,604	8,306,256	8,738,650
Net increase in net assets per share resulting from operations	$0.49	$0.59	$0.56
Note 11. Distributions
Distributions from net investment income and capital gain distributions are determined in accordance with U.S. federal income tax regulations, which differ from U.S. GAAP.
The following table reflects the Company’s distributions for the years ended December 31, 2021, 2020 and 2019:

Record Date	Payment Date	Per Share Per Day	Distributions Paid in Cash	Distributions Paid through the DRIP	Total Distributions Paid/Accrued
Year Ended December 31, 2021
January 28, 2021	January 31, 2021	$0.001239	$241,041	$81,397	$322,438
February 25, 2021	February 28, 2021	0.001239	219,664	73,721	293,385
March 26, 2021	March 31, 2021	0.001247	244,162	80,961	325,123
April 27, 2021	April 30, 2021	0.001247	237,113	77,707	314,820
May 26, 2021	May 29, 2021	0.001247	245,704	80,070	325,774
June 25, 2021	June 30, 2021	0.001247	238,662	76,745	315,407
July 27, 2021	July 30, 2021	0.001247	247,172	79,458	326,630
August 26, 2021	August 31, 2021	0.001247	248,285	78,498	326,783
September 27, 2021	September 30, 2021	0.001247	243,889	72,677	316,566
October 26, 2021	October 30, 2021	0.001247	244,311	75,001	319,312
November 24, 2021	November 30, 2021	0.001247	236,742	72,577	309,319
December 28, 2021	December 31, 2021	0.001247	246,134	73,812	319,946
			$2,892,879	$922,624	$3,815,503

Record Date	Payment Date	Per Share Per Day	Distributions Paid in Cash	Distributions Paid through the DRIP	Total Distributions Paid/Accrued
Year Ended December 31, 2020
January 28, 2020	January 31, 2020	$0.002383	$430,201	$177,853	$608,054
February 25, 2020	February 28, 2020	0.002383	407,142	163,022	570,164
March 26, 2020	March 31, 2020	0.002383	446,503	164,293	610,796
April 27, 2020	April 30, 2020	0.001239	223,554	84,855	308,409
May 26, 2020	May 29, 2020	0.001239	231,182	87,375	318,557
June 25, 2020	June 30, 2020	0.001239	226,467	82,177	308,644
July 28, 2020	July 31, 2020	0.001239	234,745	84,546	319,291
August 26, 2020	August 31, 2020	0.001239	235,402	84,252	319,654
September 25, 2020	September 30, 2020	0.001239	228,063	81,626	309,689
October 27, 2020	October 30, 2020	0.001239	237,395	82,958	320,353
November 24, 2020	November 30, 2020	0.001239	230,857	79,504	310,361
December 28, 2020	December 31, 2020	0.001239 (1)	985,547	335,510	1,321,057
			$4,117,058	$1,507,971	$5,625,029
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

Note 12. Financial Highlights
The following is a schedule of financial highlights for the years ended December 31, 2021, 2020 and 2019, the transition period ended December 31, 2018, the years ended September 30, 2018 and 2017:

	Years Ended December 31,			Transition Period Ended December 31, 2018	Years Ended September 30,
	2021	2020	2019		2018	2017
Per share data:
Net asset value at beginning of period	$9.07	$9.16	$9.47	$9.56	$10.00	$10.06
Results of operations (1):
Net investment income	0.31	0.59	0.57	0.12	0.31	0.15
Net change in unrealized appreciation (depreciation) on investments	0.12	(0.15)	(0.01)	0.01	0.03	0.08
Net realized gain on investments	0.07	0.14	—	—	—	—
Net change in unrealized (appreciation) depreciation on obligations under participation (2) agreements	(0.01)	0.01	—	—	—	—
Net increase in net assets resulting from operations	0.49	0.59	0.56	0.13	0.34	0.23
Stockholder distributions (3):
Distributions from return of capital	(0.07)	—	(0.32)	(0.10)	(0.54)	(0.81)
Distributions from net investment income	(0.38)	(0.68)	(0.55)	(0.12)	(0.33)	(0.08)
Net decrease in net assets resulting from stockholder distributions	(0.45)	(0.68)	(0.87)	(0.22)	(0.87)	(0.89)
Capital share transactions:
Reduction of transaction charges (4)	—	—	—	—	—	0.42
Other (5)	—	—	—	—	0.09	0.18
Net increase in net assets resulting from capital share transactions	—	—	—	—	0.09	0.60
Net asset value, end of period	$9.11	$9.07	$9.16	$9.47	$9.56	$10.00
Shares outstanding at end of period	8,078,627	8,396,435	8,232,636	8,975,103	8,972,358	7,530,130
Total return (6)	5.59%	6.60%	6.15%	5.29%	4.02%	8.10%

Ratio/Supplemental data:
Net assets, end of period	$73,586,644	$76,175,733	$75,378,088	$85,039,019	$85,773,410	$75,334,293
Ratio of net investment income to average net assets (7)	3.49%	6.51%	6.26%	4.92%	3.26%	1.47%
Ratio of operating expenses to average net assets (7)(8)(9)	14.66%	6.85%	6.24%	7.28%	7.21%	7.73%
Portfolio turnover	123.91%	22.44%	28.37%	10.30%	10.22%	33.06%
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
(8)Excluding the incentive fees on capital gains or reversal of previously accrued incentive fees on capital gains for the years ended December 31, 2021, 2020 and 2019, the transition period ended December 31, 2018, the years ended September 30, 2018 and 2017, the ratio of operating expenses to average net assets was 14.3%, 6.84% and 6.26%, 7.25%, 7.17% and 7.57%, respectively.
(9)Excluding accrued incentive fees on capital gains and interest expense on debt, the ratio of operating expenses to average net assets was 8.3% for the year ended December 31, 2021.
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
Date: March 30, 2022

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

Signature	Title	Date

/s/ Vikram S. Uppal	Chairman of the Board, Chief Executive Officer and President	March 30, 2022
Vikram S. Uppal	(Principal Executive Officer)

/s/ Gregory M. Pinkus	Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 30, 2022
Gregory M. Pinkus

/s/ Adrienne M. Everett	Director	March 30, 2022
Adrienne M. Everett

/s/ Spencer E. Goldenberg	Director	March 30, 2022
Spencer E. Goldenberg

/s/ Gaurav Misra	Director	March 30, 2022
Gaurav Misra