Form 10-Q
period 2022-03-31
Terra Income Fund 6, Inc.
filed 2022-05-09
CIK 1577134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 6, 2022, the registrant had 8,109,760 shares of common stock, $0.001 par value, outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the date of this document.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Terra Income Fund 6, Inc.
Consolidated Statements of Assets and Liabilities

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Investments, at fair value — non-controlled (amortized cost of $69,600,647 and $60,352,932, respectively)	$70,502,708	$61,281,259
Investment through participation interest, at fair value — non-controlled (amortized cost of $65,895,748 and $48,780,897, respectively) (Note 4)	66,133,598	48,349,374
Marketable securities, at fair value — non-controlled (cost of $331,987 and $789,335, respectively)	356,404	879,272
Total investments	136,992,710	110,509,905
Cash and cash equivalents	2,697,171	12,232,256
Restricted cash	283,371	224,618
Unsettled sale of marketable securities	85,643	—
Interest receivable	1,806,000	1,450,451
Prepaid expenses and other assets	661,373	314,945
Total assets	142,526,268	124,732,175
Liabilities
Unsecured notes payable (net of unamortized debt issuance costs of $1,784,411 and $1,877,388)	36,590,589	36,497,612
Term loan payable (net of unamortized debt issuance costs of $775,358 and $829,836)	23,224,642	4,170,164
Obligations under participation agreements, at fair value (proceeds of $5,444,696 and $4,863,009, respectively) (Note 4)	5,468,476	4,883,877
Interest reserve and other deposits held on investments	283,371	224,618
Due to related party	—	3,108,922
Due to Adviser, net	774,963	843,040
Accrued expenses	834,835	651,637
Interest payable from obligations under participation agreements	37,889	—
Other liabilities	884,986	765,661
Total liabilities	68,099,751	51,145,531
Net assets	$74,426,517	$73,586,644
Commitments and contingencies (See Note 6)
Components of net assets:
Common stock, $0.001 par value, 450,000,000 shares authorized, and 8,102,167 and 8,078,627 shares issued and outstanding, respectively	$8,102	$8,079
Capital in excess of par	72,773,288	72,902,542
Accumulated distributable net income	1,645,127	676,023
Net assets	$74,426,517	$73,586,644
Net asset value per share	$9.19	$9.11

See notes to unaudited consolidated financial statements.

Terra Income Fund 6, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Investment income
Interest income	$4,087,414	$2,138,391
Dividend and other income	48,361	220,581
Total investment income	4,135,775	2,358,972
Operating expenses
Base management fees	621,818	476,064
Incentive fees on capital gains	124,641	37,222
Operating expense reimbursement to Adviser (Note 4)	300,190	255,212
Servicing fees (Note 2, Note 4)	118,974	125,339
Interest expense on unsecured notes payable	764,539	414,217
Professional fees	355,304	250,408
Interest expense from obligations under participation agreements (Note 4)	121,567	141,611
Interest expense on term loan	271,504	—
Directors’ fees	30,126	33,125
Insurance expense	67,152	55,877
General and administrative expenses	8,273	16,127
Total operating expenses	2,784,088	1,805,202
Net investment income before income taxes	1,351,687	553,770
Income tax expense	439,653	—
Net investment income	912,034	553,770
Net change in unrealized appreciation on investments	577,587	181,105
Net change in unrealized depreciation on obligations under participation agreements	12,361	5,005
Net realized gain on investments	33,260	—
Net increase in net assets resulting from operations	$1,535,242	$739,880

Per common share data:
Net investment income per share	$0.11	$0.07
Net increase in net assets resulting from operations per share	$0.19	$0.09
Weighted average common shares outstanding	8,086,765	8,405,272

See notes to unaudited consolidated financial statements.

Terra Income Fund 6, Inc.
Consolidated Statements of Changes in Net Assets
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operations
Net investment income	$912,034	$553,770
Net change in unrealized appreciation on investments	577,587	181,105
Net change in unrealized depreciation on obligations under participation agreements	12,361	5,005
Net realized gain on investments	33,260	—
Net increase in net assets resulting from operations	1,535,242	739,880
Stockholder distributions
Distributions from return of capital	(341,094)	(423,768)
Distributions from net investment income	(566,138)	(517,178)
Net decrease in net assets resulting from stockholder distributions	(907,232)	(940,946)
Capital share transactions
Reinvestment of stockholder distributions	211,863	236,078
Net increase in net assets resulting from capital share transactions	211,863	236,078
Net increase in net assets	839,873	35,012
Net assets, at beginning of period	73,586,644	76,175,733
Net assets, at end of period	$74,426,517	$76,210,745

Capital share activity
Shares outstanding, at beginning of period	8,078,627	8,396,435
Shares issued from reinvestment of stockholder distributions	23,540	25,768
Shares outstanding, at end of period	8,102,167	8,422,203

See notes to unaudited consolidated financial statements.

Terra Income Fund 6, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net increase in net assets resulting from operations	$1,535,242	$739,880
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized appreciation on investments	(577,587)	(181,105)
Net change in unrealized depreciation on obligations under participation agreements	(12,361)	(5,005)
Net realized gain on investments	(33,260)	—
Amortization and accretion of investment-related fees, net	(307,473)	(71,096)
Amortization of discount on debt issuance	87,602	33,000
Amortization of deferred financing costs	59,853	21,519
Paid-in-kind interest, net	—	(30,694)
Purchases of investments	(41,039,821)	(10,857,990)
Repayments and proceeds from sale of investments	15,404,965	4,045,158
Changes in operating assets and liabilities:
Increase in interest receivable	(355,549)	(200,403)
(Increase) decrease in prepaid expenses and other assets	(346,428)	23,240
Increase in interest reserve and other deposits held on investments	58,753	783
Decrease in due to related party	(3,108,922)	—
(Decrease) increase in due to Adviser, net	(68,077)	96,743
Increase in accrued expenses	183,198	328,773
Increase in interest payable on unsecured notes payable	—	359,698
Increase (decrease) in interest payable from obligations under participation agreements	37,889	(3,069)
Increase in other liabilities	119,325	54,293
Net cash used in operating activities	(28,362,651)	(5,646,275)
Cash flows from financing activities:
Proceeds from issuance of unsecured notes payable, net of discount	—	37,175,781
Proceeds from obligations under participation agreements	581,688	—
Proceeds from borrowings under term loan payable	19,000,000	—
Payments of stockholder distributions	(695,369)	(704,867)
Payments of financing costs	—	(782,026)
Payments for repurchases of common stock under stock repurchase plan	—	—
Net cash provided by financing activities	18,886,319	35,688,888
Net increase (decrease) in cash, cash equivalents and restricted cash	(9,476,332)	30,042,613
Cash, cash equivalents and restricted cash, at beginning of period	12,456,874	14,302,689
Cash, cash equivalents and restricted cash, at end of period (Note 2)	$2,980,542	$44,345,302

Supplemental disclosure of cash flow information:
Interest paid on debt	$941,722	$141,194
Income taxes paid	$—	$—
Supplemental non-cash information:
Reinvestment of stockholder distributions	$211,863	$236,079
See notes to unaudited consolidated financial statements.

Terra Income Fund 6, Inc.
Consolidated Schedule of Investments (Unaudited)
March 31, 2022

Portfolio Company (1)	Collateral Location	Property Type	Coupon Rate (2)	Current Interest Rate	Exit Fee	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (3)	% of Net Assets (4)
Loan investments — non-controlled
Mezzanine loans:
Dwight Mezz II, LLC	US - CA	Student housing	11.00%	11.00%	0.00%	5/11/2017	5/6/2027	$3,000,000	$3,000,000	$3,001,886	4.0%
Havemeyer TSM LLC (5)(7)	US - NY	Mixed-use	15.00%	15.00%	1.00%	12/18/2020	12/1/2022	8,078,750	8,096,214	8,158,876	11.0%
									11,096,214	11,160,762	15.0%
Preferred equity investments:
RS JZ Driggs, LLC (6)(7)(8)	US - NY	Multifamily	12.25%	12.25%	1.00%	5/1/2018	1/1/2021	8,469,798	8,510,798	8,552,201	11.5%
370 Lex Part Deux, LLC (6)(7)	US - NY	Office	LIBOR + 8.25% (2.44% Floor)	10.69%	0.00%	12/17/2018	1/9/2023	21,204,069	21,151,365	20,592,325	27.7%
Ann Street JV LLC	US - GA	Multifamily	14.00%	14.00%	1.00%	11/12/2021	6/7/2024	12,226,414	12,131,274	12,316,471	16.5%
Asano Bankers Hill, LLC	US - CA	Mixed-use	SOFR + 15.00% (0.25% Floor)	15.25%	1.00%	2/2/2022	7/31/2024	15,424,422	15,291,738	15,532,098	20.9%
									57,085,175	56,993,095	76.6%
First mortgages:
American Gilsonite Company	US - UT	Infrastructure	14.00%	14.00%	1.00%	8/31/2021	8/31/2023	21,250,000	21,161,313	21,423,996	28.8%
Hillsborough Owners LLC (9)(10)	US - NC	Mixed-use	LIBOR + 8.00% (0.25% Floor)	8.45%	1.00%	10/27/2021	11/1/2023	18,148,988	18,016,322	18,228,257	24.5%
									39,177,635	39,652,253	53.3%
Credit facility:
William A. Shopoff & Cindy I. Shopoff (6)(7)(12)	US - CA	Industrial	15.00%	15.00%	1.00%	10/4/2021	4/4/2023	13,237,500	13,137,371	13,351,308	17.9%
Post Brothers Holdings LLC (11)(12)	N/A	N/A	15.00%	15.00%	4.60%- 8.90%	3/29/2022	3/29/2025	15,000,000	15,000,000	15,478,888	20.8%
									28,137,371	28,830,196	38.7%

Total loan investments — non-controlled									$135,496,395	$136,636,306	183.6%

Portfolio Company (1)	Industry	Dividend Yield	Acquisition Date	Maturity Date	Shares	Cost	Fair Value	% of Net Assets (4)
Marketable securities — non-controlled (13):
Common and preferred shares
Nexpoint Real Estate Finance, Inc. - Series A Preferred Shares	REIT	8.5%	7/30/2020	7/24/2025	14,115	$331,987	$356,404	0.5%
Total marketable securities — non-controlled						$331,987	$356,404	0.5%

Total investments — non-controlled						$135,828,382	$136,992,710	184.1%

_______________
(1)All of the Company’s investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940 and the rules promulgated thereunder. All of the Company’s borrowers are in the diversified real estate industry.
(2)Some of the Company’s investments provide for coupon rate indexed to the London Interbank Offered Rate (“LIBOR”) or Secured Overnight Financing Rate (“SOFR”) and in both cases subject to a floor.
(3)Because there is no readily available market for these investments, these investments are valued using significant unobservable inputs under Level 3 of the fair value hierarchy and are approved in good faith by the Company’s board of directors.
(4)Percentages are based on net assets of $74.4 million as of March 31, 2022.
(5)Participation interest is with Mavik Real Estate Special Opportunities Fund REIT, LLC, a related-party real estate investment trust managed by an affiliate of the Company’s sponsor. The Company is committed to fund up to $8.5 million on this investment. As of March 31, 2022, the unfunded commitment was $0.4 million.
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
(9)The loan participation from the Company does not qualify for sale accounting and therefore, this loan remains in the Consolidated Schedule of Investments. See “Obligations under Participation Agreements” in Note 3 in the accompanying notes to the consolidated financial statements.
(10)The Company sold a portion of its interest in this investment to Terra Property Trust, Inc. pursuant to a participation agreement.
(11)On March 29, 2022, the Company purchased a portion of a unsecured corporate credit facility from Terra Property Trust, Inc. pursuant to a participation agreement (Note 4). The borrower is a multifamily operator in Philadelphia, PA.
(12)As of March 31, 2022, the facility was fully funded.
(13)From time to time, the Company may invest in debt and equity securities.
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
(2)Some of the Company’s investments provide for coupon rate indexed to LIBOR or prime rate and in both cases subject to a floor.
(3)Because there is no readily available market for these investments, these investments are valued using significant unobservable inputs under Level 3 of the fair value hierarchy and are approved in good faith by the Company’s board of directors.
(4)Percentages are based on net assets of $73.6 million as of December 31, 2021.
(5)Participation interest is with Mavik Real Estate Special Opportunities Fund REIT, LLC. The Company is committed to fund up to $7.4 million on this investment. As of December 31, 2021, the unfunded commitment was $0.6 million.
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
(9)The loan participation from the Company does not qualify for sale accounting and therefore, this loan remains in the Consolidated Schedule of Investments. See “Obligations under Participation Agreements” in Note 3 in the accompanying notes to the consolidated financial statements.
(10)The Company sold a portion of its interest in this investment to Terra Property Trust, Inc. pursuant to a participation agreement.
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

Terra Income Fund 6, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 1. Principal Business and Organization
Terra Income Fund 6, Inc. (the “Company”) was incorporated under the general corporation laws of the State of Maryland on May 15, 2013. On March 2, 2015, the Company filed a public registration statement on Form N-2 with the Securities and Exchange Commission (the “SEC”) to offer a minimum of $2.0 million of common stock and a maximum of $1.0 billion of common stock in a continuous public offering (the “Offering”). The Company formally commenced operations on June 24, 2015, upon raising gross proceeds in excess of $2.0 million from sales of shares of its common stock in the Offering, including sales to persons who are affiliated with the Company or its adviser, Terra Income Advisors, LLC (“Terra Income Advisors” or the “Adviser”). During the offering period, which ended on April 20, 2018, the Company sold 8,878,606 shares of common stock, including shares purchased by Terra Capital Partners, LLC (“Terra Capital Partners”), the Company’s sponsor, and excluding shares sold through the distribution reinvestment plan (“DRIP”), in both an initial private placement and from the Offering, for gross proceeds of $103.6 million. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company is an externally managed, non-diversified, closed-end management investment company that initially elected to be taxed for federal income tax purposes, and qualified annually thereafter, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
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
Consolidation: As provided under Regulation S-X and ASC Topic 946, the Company will generally not consolidate its investment in a company other than an investment company or controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of the Company’s wholly-owned subsidiaries that meet the aforementioned criteria in its consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.
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
    The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s statements of assets and liabilities to the total amount shown in its statements of cash flows:

	March 31,
	2022	2021
Cash and cash equivalents	$2,697,171	$43,745,204
Restricted cash	283,371	600,098
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$2,980,542	$44,345,302

Investment Transactions and Investment Income (Expense):  The Company records investment transactions on the trade date. Realized gains or losses on dispositions of investments represent the difference between the amortized cost of the investment, based on the specific identification method, and the proceeds received from the sale or maturity (exclusive of any prepayment penalties). Realized gains and losses and changes in unrealized gains and losses are recognized in the consolidated statements of operations. Interest income is accrued based upon the outstanding principal amount and contractual terms of the debt instruments and preferred equity investments. Interest is accrued on a daily basis. Discounts and premiums on investments purchased are accreted or amortized over the expected life of the respective investment using the effective yield method and are included in interest income in the consolidated statements of operations. Loan origination fees and exit fees are capitalized and the Company then amortizes such amounts using the effective yield method as interest income over the life of the investment. Income accrual is generally suspended for investments at the earlier of the date at which payments become 90 days past due or when, in the opinion of the Adviser, recovery of income and principal becomes doubtful. Interest is then recorded on the basis of cash received until accrual is resumed when the investment becomes contractually current and performance is demonstrated to be resumed. The amortized cost of investments represents the original cost adjusted for the accretion of discounts on investments and exit fees, and the amortizations of premiums on investments and origination fees. As prepayment(s), partial or full, occurs on an investment, prepayment income is recognized. All other income is recognized when earned.
    The Company may hold debt investments in its portfolio that contain paid-in-kind (“PIK”) interest provisions. The PIK interest, which represents contractually deferred interest that is added to the principal balance that is due at maturity, is recorded on the accrual basis.
Participation Interests: Loan participations from the Company which do not qualify for sale treatment remain on the Company’s statements of assets and liabilities and the proceeds are recorded as obligations under participation agreements. For the investments which participation has been granted, the interest earned on the entire loan balance is recorded within “interest income” and the interest related to the participation interest is recorded within “interest expense from obligations under participation agreements” in the accompanying consolidated statements of operations. Interest expense from obligations under participation agreement is reversed when recovery of interest income on the related loan becomes doubtful. See “Obligations under Participation Agreements” in Note 3 for additional information.
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
Servicing Fee: The Company pays selected dealers a servicing fee at an annual rate of 0.75% of the most recently published NAV per share, excluding shares sold through the DRIP, in exchange for providing certain administrative support services (Note 4) to stockholders such as establishing and maintaining stockholder accounts, customer service support and assisting stockholders in changing account options, account designations and account addresses. The servicing fee is recorded as expense on the statements of operations in the period in which it was incurred.
Income Taxes:  The Company elected to be taxed as a REIT under the Code commencing with its short taxable year beginning October 1, 2018 and ending December 31, 2018. In order to qualify as a REIT, the Company is required, among other things, to distribute dividends equal to at least 90% of its REIT net taxable income to the stockholders annually and meet certain tests regarding the nature of its income and assets. To the extent any of the Company’s taxable income was not previously distributed, the Company will make a dividend declaration pursuant to Section 858(a)(1) of the Code, allowing the Company to treat certain dividends that are to be distributed after the close of a taxable year as having been paid during the taxable year. As a REIT, the Company is not subject to U.S. federal income taxes on income and gains distributed to the stockholders as long as certain requirements are satisfied, principally relating to the nature of income and the level of distributions, as well as other factors. If the Company fails to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal and state income taxes at regular corporate rates beginning with the year in which it fails to qualify and may be precluded from being able to elect to be treated as a REIT for the Company’s four subsequent taxable years. For the three months ended March 31, 2022 and 2021, the Company satisfied all the requirements for a REIT.
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
The Company did not have any uncertain tax positions that met the recognition or measurement criteria under accounting for income taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its statements of operations. For the three months ended March 31, 2022 and 2021, the Company did not incur any interest or penalties. Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The Company’s 2017-2020 federal tax years remain subject to examination by the Internal Revenue Service and the state department of revenue.
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

The coronavirus (“COVID-19”) pandemic has had a significant impact on local, national and global economies and has resulted in a world-wide economic slowdown. However, after two years of the COVID-19 pandemic, the real estate market has started to recover from the dislocation it experienced. A strong pace of vaccination along with aggressive fiscal stimulus, has improved the outlook for the real estate market. The Company continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its investments and operations. The Company believes the estimates and assumptions underlying its consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2022; however, the extent to which the COVID-19 pandemic may impact the Company’s investments and operations going forward will depend on future developments, which are highly uncertain and cannot be predicted with confidence. These developments include the duration of the outbreak, the impact of the global vaccination effort, any new strains of the virus that are resistant to available vaccines, the impact of government stimulus, new information that may emerge concerning the severity of the COVID-19 pandemic, and actions taken by federal, state and local agencies as well as the general public to contain the COVID-19 pandemic or treat its impact, among others. Accordingly, any estimates and assumptions as of March 31, 2022 are inherently less certain than they would be absent the current and potential impacts of the COVID-19 pandemic.
The consolidated financial statements include loan investments at fair value of $136.6 million and $109.6 million at March 31, 2022 and December 31, 2021, respectively, and obligations under participation agreements at fair value of $5.5 million and $4.9 million at March 31, 2022 and December 31, 2021, respectively. These fair values have been determined in good faith by the Board. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments and obligations under participation agreements, and the differences could be material.
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

Note 3. Investments and Fair Value
The following tables show the composition of the investment portfolio, at amortized cost and fair value at March 31, 2022 and December 31, 2021, respectively (with corresponding percentage of total portfolio investments):

	March 31, 2022
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Loans	$69,600,647	51.2%	$70,502,708	51.4%
Loans through participation interest (Note 4)	65,895,748	48.6%	66,133,598	48.3%
Marketable securities	331,987	0.2%	356,404	0.3%
Total	$135,828,382	100.0%	$136,992,710	100.0%

	December 31, 2021
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Loans	$60,352,932	54.9%	$61,281,259	55.4%
Loans through participation interest (Note 4)	48,780,897	44.4%	48,349,374	43.8%
Marketable securities	789,335	0.7%	879,272	0.8%
Total	$109,923,164	100.0%	$110,509,905	100.0%
Obligations under Participation Agreements
    The Company has elected the fair value option relating to accounting for debt obligations at their fair value for its obligations under participation agreements which arose due to partial loan sales which did not meet the criteria for sale treatment. The Company employs the same yield approach valuation methodology used for the real estate-related loan investments on the Company’s obligations under participation agreements. As of March 31, 2022 and December 31, 2021, obligations under participation agreements at fair value was $5.5 million and $4.9 million and the weighted average contractual interest rate on the obligations under participation agreements was 8.5% and 8.3%, respectively. For the three months ended March 31, 2022, the Company transferred $0.6 million of investments to affiliates through participation agreements and did not make any repayments on obligations under participation agreements. For the three months ended March 31, 2021, the Company did not transfer any investments to affiliates through participation agreements and did not make any repayments on obligations under participation agreements.
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
Market quotations are not readily available for the Company’s real estate-related loan investments, all of which are included in Level 3 of the fair value hierarchy, as these investments are valued utilizing a yield approach, i.e. a discounted cash flow methodology to arrive at an estimate of the fair value of each respective investment in the portfolio using an estimated market yield. In following this methodology, investments are evaluated individually, and management takes into account, in determining the risk-adjusted discount rate for each of the Company’s investments, relevant factors, including available current market data on applicable yields of comparable debt/preferred equity instruments; market credit spreads and yield curves; the investment’s yield; covenants of the investment, including prepayment provisions; the portfolio company’s ability to make payments, net operating income and debt service coverage ratio; construction progress reports and construction budget analysis; the nature, quality and realizable value of any collateral (and loan-to-value ratio); the forces that influence the local markets in which the asset (the collateral) is purchased and sold, such as capitalization rates, occupancy rates, rental rates and replacement costs; and the anticipated duration of each real estate-related loan investment.
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

The following tables present fair value measurements of investments, by major class, as of March 31, 2022 and December 31, 2021, according to the fair value hierarchy:

	March 31, 2022
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Loans	$—	$—	$70,502,708	$70,502,708
Loans through participation interest	—	—	66,133,598	66,133,598
Marketable securities	356,404	—	—	356,404
Total Investments	$356,404	$—	$136,636,306	$136,992,710

Obligations under participation agreements	$—	$—	$5,468,476	$5,468,476

	December 31, 2021
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Loans	$—	$—	$61,281,259	$61,281,259
Loans through participation interest	—	—	48,349,374	48,349,374
Marketable securities	879,272	—	—	879,272
Total Investments	$879,272	$—	$109,630,633	$110,509,905

Obligations under participation agreements	$—	$—	$4,883,877	$4,883,877
    Changes in the Company’s Level 3 investments for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31, 2022
	Loans	Loans Through Participation	Total Loan Investments	Obligations under Participation Agreements
Balance as of January 1, 2022	$61,281,259	$48,349,374	$109,630,633	$4,883,877
Purchases of investments	23,993,279	17,046,542	41,039,821	—
Repayments of investments	(15,000,000)	—	(15,000,000)	—
Net change in unrealized (depreciation) appreciation on investments	(26,266)	669,373	643,107	—
Amortization and accretion of investment-related fees, net	254,436	68,309	322,745	15,272
Proceeds from obligations under participation agreements	—	—	—	581,688
Net change in unrealized depreciation on obligations under participation agreements	—	—	—	(12,361)
Balance as of March 31, 2022	$70,502,708	$66,133,598	$136,636,306	$5,468,476
Net change in unrealized appreciation or depreciation for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized appreciation or depreciation on loan investments and obligations under participation agreements	$176,687	$669,370	$846,057	$(12,361)

	Three Months Ended March 31, 2021
	Loans	Loans Through Participation	Total Loan Investments	Obligations under Participation Agreements
Balance as of January 1, 2021	$20,209,473	$45,963,805	$66,173,278	$4,293,971
Purchases of investments	—	877,274	877,274	—
Repayments of investments	—	(4,045,158)	(4,045,158)	—
Net change in unrealized (depreciation) appreciation on investments	(30,191)	4,768	(25,423)	—
PIK interest income, net	—	30,694	30,694	—
Amortization and accretion of investment-related fees, net	24,284	50,298	74,582	3,486
Amortization of discount and premium on investments, net	—	—	—	—
Proceeds from obligations under participation agreements	—	—	—	—
Net change in unrealized depreciation on obligations under participation agreements	—	—	—	(5,005)
Balance as of March 31, 2021	$20,203,566	$42,881,681	$63,085,247	$4,292,452
Net change in unrealized appreciation or depreciation for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized depreciation or appreciation on loan investments and obligations under participation agreements	$(30,191)	$6,056	$(24,135)	$(5,005)

    Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur. For the three months ended March 31, 2022 and 2021, there were no transfers.
Significant Unobservable Inputs
The following table summarizes the significant unobservable inputs used by the Company to value the Level 3 investments as of March 31, 2022 and December 31, 2021. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

March 31, 2022
		Primary Valuation Technique	Unobservable Input	Range		Weighted
Asset Category	Fair Value			Minimum	Maximum	Average
Assets:
Loans	$70,502,708	Discounted cash flow	Discount rate	8.45%	15.29%	12.72%
Loans through participation interest	66,133,598	Discounted cash flow	Discount rate	12.37%	15.00%	14.53%
Total Level 3 Assets	$136,636,306
Liabilities:
Obligations under participation agreements	$5,468,476	Discounted cash flow	Discount rate	8.45%	8.45%	8.45%

December 31, 2021
		Primary Valuation Technique	Unobservable Input	Range		Weighted
Asset Category	Fair Value			Minimum	Maximum	Average
Assets:
Loans	$61,281,259	Discounted cash flow	Discount rate	8.25%	15.00%	12.58%
Loans through participation interest	48,349,374	Discounted cash flow	Discount rate	12.37%	15.00%	14.40%
Total Level 3 Assets	$109,630,633
Liabilities:
Obligations under participation agreements	$4,883,877	Discounted cash flow	Discount rate	8.25%	8.25%	8.25%

    If the weighted average discount rate used to value the Company’s investments were to increase, the fair value of the Company’s investments would decrease. Conversely, if the weighted average discount rate used to value the Company’s investments were to decrease, the fair value of Company’s investments would increase.

Financial Instruments Not Carried at Fair Value
The Company has not elected the fair value option for its unsecured notes payable and term loan payable (Note 5). The table below presents detailed information regarding the unsecured notes payable and term loan payable at March 31, 2022 and December 31, 2021:

		March 31, 2022			December 31, 2021
	Level	Principal Balance	Carrying Value	Fair Value	Principal Balance	Carrying Value	Fair Value
Unsecured notes payable (1)(2)	1	$38,375,000	$36,590,589	$38,989,000	$38,375,000	$36,497,612	$39,403,450
Term loan payable (3)(4)	3	24,000,000	23,224,642	24,000,000	5,000,000	4,170,164	5,000,000
		$62,375,000	$59,815,231	$62,989,000	$43,375,000	$40,667,776	$44,403,450
_______________
(1)Carrying value is net of unamortized issue discount of $1.0 million and $1.0 million, and unamortized deferred financing costs of $0.8 million and $0.9 million as of March 31, 2022 and December 31, 2021, respectively.
(2)Valuation falls under Level 1 of the fair value hierarchy, which is based on the trading price of $25.40 and $25.67 as of the close of business day on March 31, 2022 and December 31, 2021, respectively.
(3)Carrying value is net of unamortized issue discount of $0.5 million and $0.6 million, and unamortized deferred financing costs of $0.2 million and $0.2 million as of March 31, 2022 and December 31, 2021, respectively.
(4)Valuation falls under Level 3 of the fair value hierarchy, which is based on a discounted cash flow model with a discount rate of 5.625%.
Note 4. Related Party Transactions
    The Company entered into various agreements with Terra Income Advisors whereby the Company pays and reimburses Terra Income Advisors for certain fees and expenses. Additionally, the Company paid Terra Capital Markets certain fees for providing certain administrative support services.
    The following table presents a summary of such fees and reimbursements in accordance with the terms of the related agreements:

	Three Months Ended March 31,
	2022	2021
Amounts Included in the Statements of Operations
Base management fees	$621,818	$476,064
Incentive fees on capital gains (1)	124,641	37,222
Operating expense reimbursement to Adviser (2)	300,190	255,212
_______________
(1)Incentive fees on capital gains are based on 20% of net realized and unrealized capital gains. No incentive fees on capital gains are actually payable by the Company with respect to unrealized gains unless and until those gains are realized.
(2)Amounts are primarily compensation for time spent supporting the Company’s day-to-day operations.
Due to Related Party
As of March 31, 2022, there was no amount due to related party. As of December 31, 2021, amount due to a related party was $3.1 million, primary related to reserve funding held by the Company on a loan originated by an affiliate. The reserve funding was transferred to the affiliate in February 2022.
Due to / Due from Adviser
The Company determined that it has the right of offset on the amounts due to and due from Terra Income Advisors under the guidance in ASC Topic 210, Balance Sheet. As such, the net amount is presented as Due to Adviser, net on the consolidated statements of assets and liabilities.

The following table presents a summary of Due to Adviser, net as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Due to Adviser:
Base management fee and expense reimbursement payable	$548,162	$551,330
Incentive fees on capital gains (1)	226,801	291,710
	$774,963	$843,040
_______________
(1)Incentive fees on capital gains are based on 20% of accumulated net realized and unrealized capital gains of December 31, 2021, respectively. As of March 31, 2022, the Company recognized a net realized and unrealized capital losses of $1.1 million. As such, no incentive fees on capital gains were payable to the Adviser as of March 31, 2022. No incentive fees on capital gains are actually payable by the Company with respect to unrealized gains unless and until those gains are realized.
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
On December 23, 2020, Terra Capital Markets assigned to the Company certain of its administration support services and certain obligations under the Dealer Manager Agreement, including making future payments of the previously reallowed servicing fee under the Servicing Plan directly to selected dealers, effectively reducing the servicing fee to 0.75%.
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
Participation interest purchased by the Company: The below tables list the investment interests participated by the Company via participation agreement (each, a “PA”) as of March 31, 2022 and December 31, 2021. In accordance with the terms of each PA, each participant’s rights and obligations, including interest income and other income (e.g., exit fee and prepayment income) and related fees/expenses are based upon its respective pro-rata participation interest in such investments, as specified in the respective PA. The Company’s share of the investment is repayable only from the proceeds received from the related borrower/issuer of the investment, and therefore the Company is also subject to the credit risk (i.e., risk of default by the underlying borrower/issuer).
Pursuant to each PA, the affiliated fund receives and allocates the interest income and other related investment incomes in respect of the investment to the Company. The Company pays related expenses (i.e., the base management fee) directly to Terra Income Advisors.

	March 31, 2022			December 31, 2021
	Participating Interests	Principal Balance	Fair Value	Participating Interests	Principal Balance	Fair Value
370 Lex Part Deux, LLC (1)	35.0%	21,204,069	20,592,325	35.0%	21,004,423	20,250,306
Havemeyer TSM LLC (2)	23.0%	8,078,750	8,158,876	23.0%	6,808,000	6,874,428
Post Brothers Holdings LLC (1)(3)	71.4%	15,000,000	15,478,888	—%	—	—
RS JZ Driggs, LLC (1)	50.0%	8,469,798	8,552,201	50.0%	7,806,257	7,877,552
William A. Shopoff & Cindy I. Shopoff (1)	53.0%	13,237,500	13,351,308	53.0%	13,237,500	13,347,088
Total		$65,990,117	$66,133,598		$48,856,180	$48,349,374
_______________
(1)The loan is held in the name of Terra Property Trust, Inc., an affiliated entity managed by a subsidiary of Terra Capital Partners.
(2)The loan is held in the name of Mavik Real Estate Special Opportunities Fund REIT, LLC.
(3)In March 2022, the loan originated by the Company to this borrower was repaid in full. Subsequently, the Company acquired a portion of this loan through a participation agreement.

Transfers of participation interests by the Company: The following table summarizes the investments that were subject to PAs with investment partnerships affiliated with Terra Income Advisors as of March 31, 2022 and December 31, 2021:

			March 31, 2022
			Transfers treated as obligations under participation agreements
	Principal	Fair Value	% Transferred	Principal	Fair Value
Hillsborough Owners LLC (1)	$18,148,988	$18,228,257	30.0%	$5,444,696	$5,468,476

			December 31, 2021
			Transfers treated as obligations under participation agreements
	Principal	Fair Value	% Transferred	Principal	Fair Value
Hillsborough Owners LLC (1)	$16,210,029	$16,279,593	30.0%	$4,863,009	$4,883,877
_______________
(1)Participant is Terra Property Trust, Inc.
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
In accordance with the 1940 Act, the Company is allowed to borrow amounts such that its asset coverage, calculated pursuant to the 1940 Act, is at least 200% after such borrowing. Additionally, under the Indenture between the Company and the trustee, the Company is required to maintain a minimum asset coverage ratio of 200%. As of March 31, 2022 and December 31, 2021, the Company’s asset coverage ratio was 206.0% and 247.0%, respectively As such, the Company was in compliance with the asset coverage ratio requirement under the Indenture as well as the 1940 Act.
For the three months ended March 31, 2022 and 2021, the components of interest expense were as follows:

	Three Months Ended March 31,
	2022	2021
Stated interest expense	$671,562	$359,698
Amortization of issue discount	50,850	33,000
Amortization of financing costs	42,127	21,519
Total interest expense	$764,539	$414,217
Weighted average debt outstanding	$38,375,000	$20,675,000
Cash paid for interest expense	$671,562	$—
Stated interest rate	7.00%	7.00%
Effective interest rate (1)	7.63%	7.63%
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
In connection with entering into the Credit Agreement, the Company incurred deferred financing costs totaling $0.3 million, to be amortized to interest expense over the term of the Term Loan. On August 31, 2021, the Company made an initial draw on the Term Loan of $5.0 million and incurred an upfront fee of $0.6 million, which was deducted from proceeds from borrowings under the Term Loan. The discount will be amortized to interest expense over the term of the Term Loan. For the three months ended March 31, 2022, the Company drew down an additional $19.0 million on the Term loan. As of March 31, 2022 and December 31, 2021, the amount outstanding under the Term Loan was $24.0 million and $5.0 million, respectively. In April 2022, the Company drew down on the remaining $1.0 million.

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
The Credit Agreement contains customary representations, warranties, reporting requirements, borrowing conditions and affirmative, negative and financial covenants, including REIT status requirements and minimum asset coverage ratio requirements. As of March 31, 2022 and December 31, 2021, the Company was in compliance with these covenants. The Credit Agreement also includes usual and customary events of default and remedies for credit agreements of this nature. Events of default under the Credit Agreement include, but are not limited to: (i) the failure by the Company to make any payments when due under the Credit Agreement; (ii) the failure of the Company to perform or observe any term, covenant or agreement under the Credit Agreement or any other loan document, subject to applicable cure periods; (iii) an event of default on other material indebtedness of the Company; (iv) the bankruptcy or insolvency of the Company; and (v) judgments and attachments, with customary limits and grace periods, against the Company or its property. In addition, the Loans are subject to mandatory prepayment, at the option of each Lender, upon a change in control of the Company (as defined by the Credit Agreement).
For the three months ended March 31, 2022 and 2021 , the components of interest expense were as follows:

	Three Months Ended March 31,
	2022	2021
Stated interest expense	$196,328	$—
Amortization of issue discount	36,752	—
Amortization of financing costs	17,726	—
Unused fee	20,698	—
Total interest expense	$271,504	$—
Weighted average debt outstanding	$14,172,222	$—
Cash paid for interest expense	$217,026	$—
Stated interest rate	5.625%	—%
Effective interest rate (1)	6.25%	—%
_______________
(1)The effective interest rate of the debt component is equal to the stated interest rate plus the amortization of issue discount.
Note 6. Commitments and Contingencies
Impact of COVID-19
The full extent of the impact of the COVID-19 pandemic on the global economy generally, and the Company’s business in particular, will depend on future developments, which are highly uncertain and cannot be predicted with confidence. As of March 31, 2022, no contingencies have been recorded on the Company’s balance sheet as a result of the COVID-19 pandemic, however as the pandemic continues, it may have long-term impacts on the Company’s financial condition, results of operations, and cash flows. Refer to Note 2 for further discussion of the COVID-19 pandemic.
Funding Commitments
In the ordinary course of business, the Company may enter into future funding commitments, which are subject to the borrower meeting certain performance-related metrics that are monitored by the Company. As of March 31, 2022 and December 31, 2021, the Company had $6.0 million and $14.9 million of unfunded commitments, respectively. The Company maintained sufficient cash on hand to fund such unfunded commitments, including matching these commitments with principal repayments on outstanding loans.
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
The following table reconciles net increase in net assets resulting from operations to taxable income:

	Three Months Ended March 31,
	2022	2021
Net increase in net assets resulting from operations	$1,535,242	$739,880
Net change in unrealized appreciation on investments	(577,587)	(181,105)
Net change in unrealized depreciation on obligations under participation agreements	(12,361)	(5,005)
Incentive fees on capital gains	124,641	37,222
Income tax expense	439,653	—
Other temporary differences (1)	(86,559)	(73,814)
Total taxable income (2)	$1,423,029	$517,178
_______________
(1)Other temporary differences primarily related to capitalization and amortization of transaction-related fees.
(2)Amount for the three months ended March 31, 2022 included $1.1 million of taxable income attributable to the TRS described below.
Taxable REIT Subsidiary
The Company holds certain portfolio company investments through consolidated taxable REIT subsidiaries. Such subsidiaries may be subject to U.S. federal and state corporate-level income taxes. These consolidated subsidiaries recognize deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between the tax basis of certain assets and liabilities and the reported amounts included in the accompanying consolidated statements of assets and liabilities using the applicable statutory tax rates in effect for the year in which any such temporary differences are expected to reverse. As of March 31, 2022 and December 31, 2021, the Company had one TRS which the Company formed to hold secured and unsecured credit facilities.
For the three months ended March 31, 2022, pre-tax income attributable to the TRS was $1.4 million. Based on the effective income tax rate of 30.5%, the provision for income tax for the TRS was $0.4 million. Additionally, for the three months ended March 31, 2022, the Company had temporary differences between the tax basis and book basis of certain assets and liabilities totaling $0.4 million, resulting in a deferred tax liability, net of a deferred tax asset, and corresponding provision for deferred income tax of $0.1 million. The Company has not provided a valuation allowance for the deferred tax asset because the Company expects the deferred tax asset to be realized in future periods. There was no such provision for income tax for the three months ended March 31, 2021 because the TRS was formed in the third quarter of 2021.
Source of Distribution
The following table reflects, for tax purposes, the estimated sources of the cash distributions that the Company has paid on its common stock:

	Three Months Ended March 31,
	2022		2021
Source of Distribution	Distribution Amount (1)	%	Distribution Amount (1)	%
Return of capital	$341,094	37.6%	$423,768	45.0%
Net investment income	566,138	62.4%	517,178	55.0%
Distributions on a tax basis:	$907,232	100.0%	$940,946	100.0%
_______________
(1)The Distribution Amount and Percentage reflected are estimated figures. The actual source of distributions is calculated in connection with the filing of the Company’s tax return.
As of March 31, 2022 and 2021, the Company did not have differences between amortized cost basis and tax basis cost of investments.
Note 8. Directors’ Fees
The Company’s directors who do not serve in an executive officer capacity for the Company or Terra Income Advisors are entitled to receive annual cash retainer fees, fees for attending board and committee meetings and annual fees for serving as a committee chairperson. These directors receive an annual fee of $20,000, plus $2,500 for each board meeting attended in person, $1,000 for each board meeting attended via teleconference and $1,000 for each committee meeting attended. In addition, the chairman of the audit committee receives an annual fee of $7,500 and the chairman of each of the nominating and corporate governance and the valuation committees, and any other committee, receives an annual fee of $2,500 for their additional services. For each of the three months ended March 31, 2022 and 2021, the Company recorded $0.03 million of directors’ fees expense.
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

Note 9. Capital
As of March 31, 2022, the Company had 8,102,167 shares of common stock outstanding.
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

The following table provides information with respect to the repurchases of the Company’s common stock for the year ended December 31, 2021. There were no shares repurchased for the three months ended March 31, 2022.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Maximum Number of Shares Allowed to be Repurchased
Year Ended December 31, 2021:
Three Months Ended March 31, 2021	—	—	—
Three Months Ended June 30, 2021	682	$9.07	—
Three Months Ended September 30, 2021 (1)(2)	209,978	$9.03	207,656
Three Months Ended December 31, 2021 (3)(4)	208,904	$9.00	207,656
_______________
(1)A total of 846,743 shares were validly tendered and not withdrawn, an amount that exceeded the maximum number of shares the Company offered to purchase. In accordance with the terms of the tender offer, the Company purchased on a pro rata basis a total of 207,646 shares validly tendered and not withdrawn. Approximately 24.5% of the number of shares tendered by each stockholder who participated in the tender offer was repurchased by the Company.
(2)Subsequent to the close of the tender offer, the Company discovered an administrative error in which a tender request was not processed. The Company honored the tender request in October and accordingly another 2,332 shares were repurchased.
(3)A total of 653,098 shares were validly tendered and not withdrawn, an amount that exceeded the maximum number of shares the Company offered to purchase. In accordance with the terms of the tender offer, the Company purchased on a pro rata basis a total of 207,652 shares validly tendered and not withdrawn. Approximately 31.8% of the number of shares tendered by each stockholder who participated in the tender offer was repurchased by us.
(4)Subsequent to the close of the tender offer, the Company discovered an administrative error in which two tender requests were not processed. The Company honored the tender requests in January 2022 and accordingly another 1,252 shares were repurchased.

Note 10. Net Increase in Net Assets
Income per share is computed by dividing income available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of March 31, 2022 and December 31, 2021, there were no dilutive shares.
The following information sets forth the computation of the weighted average net increase in net assets per share from operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
Basic	2022	2021
Net increase in net assets resulting from operations	$1,535,242	$739,880
Weighted average common shares outstanding	8,086,765	8,405,272
Net increase in net assets per share resulting from operations	$0.19	$0.09

Note 11. Distributions
Distributions from net investment income and capital gain distributions are determined in accordance with U.S. federal income tax regulations, which differ from U.S. GAAP.
The following table reflects the Company’s distributions for the three months ended March 31, 2022 and 2021:

Record Date	Payment Date	Per Share Per Day	Distributions Paid in Cash	Distributions Paid through the DRIP	Total Distributions Paid/Accrued
Three Months Ended March 31, 2022
January 26, 2022	January 31, 2022	0.001247	238,677	$73,512	$312,189
February 23, 2022	February 28, 2022	0.001247	216,361	65,899	282,260
March 28, 2022	March 31, 2022	0.001247	240,331	72,452	312,783
			$695,369	$211,863	$907,232

Record Date	Payment Date	Per Share Per Day	Distributions Paid in Cash	Distributions Paid through the DRIP	Total Distributions Paid/Accrued
Three Months Ended March 31, 2021
January 28, 2021	January 31, 2021	$0.001239	$241,041	$81,397	$322,438
February 25, 2021	February 28, 2021	0.001239	219,664	73,721	293,385
March 26, 2021	March 31, 2021	0.001247	244,162	80,961	325,123
			$704,867	$236,079	$940,946

Note 12. Financial Highlights
The following is a schedule of financial highlights for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Per share data:
Net asset value at beginning of period	$9.11	$9.07
Results of operations (1):
Net investment income	0.11	0.07
Net change in unrealized appreciation on investments	0.08	0.02
Net realized gain on investments	—	—
Net change in unrealized depreciation on obligations under participation agreements (2)	—	—
Net increase in net assets resulting from operations	0.19	0.09
Stockholder distributions (3):
Distributions from return of capital	(0.04)	(0.05)
Distributions from net investment income	(0.07)	(0.06)
Net decrease in net assets resulting from stockholder distributions	(0.11)	(0.11)
Net asset value, end of period	$9.19	$9.05
Shares outstanding at end of period	8,102,167	8,422,203
Total return (4)	2.14%	1.00%

Ratio/Supplemental data:
Net assets, end of period	$74,426,517	$76,210,745
Ratio of net investment income to average net assets (5)	5.51%	3.10%
Ratio of operating expenses to average net assets (5)(6)(7)	17.15%	9.46%
Portfolio turnover	12.45%	5.73%
_______________

(1)The per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)The impact on net asset value was approximately $0.002 and $0.001 for the three months ended March 31, 2022 and 2021, respectively.
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
(6)Excluding the (reversal on incentive fees) incentive fees on capital gains for the three months ended March 31, 2022 and 2021, the ratio of operating expenses to average net assets was 16.98% and 9.41%, respectively.
(7)Excluding accrued incentive fees on capital gains and interest expense on debt, the ratio of operating expenses to average net assets was 10.6% for the three months ended March 31, 2022.
Note 13. Subsequent Events
The management of the Company has evaluated events and transactions through the date the consolidated financial statements were issued and has determined that there are no material events other than the one below that would require adjustment to or disclosure in the Company’s consolidated financial statements.
On May 2, 2022, the Company, Terra Property Trust, Inc. (“Terra REIT”), Terra Merger Sub, LLC, a wholly owned subsidiary of Terra REIT (“Merger Sub”), Terra Income Advisors, LLC and Terra REIT Advisors, LLC, entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, the Company will be merged with and into Merger Sub, with Merger Sub surviving as a wholly owned subsidiary of Terra REIT, subject to the terms and conditions set forth in the Merger Agreement.
Under the terms of the Merger Agreement, each outstanding share of common stock of the Company will be automatically canceled and converted into the right to receive (i) 0.595 shares (as may be adjusted in accordance with the Merger Agreement) of the newly designated Class B common stock, par value $0.01 per share, of Terra REIT (“Class B Common Stock”) and (ii) cash in lieu of any fractional shares of Class B Common Stock otherwise issuable. Except with respect to conversion, the shares of Class B Common Stock issued in the merger will have dividend, distribution and other rights identical to those of the existing shares of common stock of Terra REIT. The shares of Class B Common Stock will automatically convert into an equal number of shares of Terra REIT’s newly designated Class A common stock, par value $0.01 per share (“Class A Common Stock”), on specified dates following any listing of shares of Class A Common Stock for trading on a national securities exchange, subject to certain conditions.
The transaction is expected to drive increased efficiency for the combined company while expanding the scale and diversification of its portfolio. In addition to enhancing access to capital markets and increasing liquidity options for current and future stockholders, the combination positions Terra REIT for long-term, sustainable growth and success.
Upon the closing of the merger, Terra REIT’s existing stockholders are expected to own approximately 80.2% of the combined company’s common stock, while former stockholders of the Company are expected to own approximately 19.8% of the combined company’s common stock. In the event of a termination of the Merger Agreement under specified circumstances, the Company will be required to pay Terra REIT a termination fee of approximately $2.6 million, with a lower fee of approximately $1.1 million payable upon a termination by the Company to enter into a definitive agreement within 60 days of execution of the Merger Agreement with a person who submits a qualified acquisition proposal within 30 days of execution of the Merger Agreement.
The merger is expected to close during the third quarter of 2022, subject to the required approvals by the Company’s stockholders and other customary closing conditions. There can be no assurances that the merger will close.

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
FORWARD-LOOKING STATEMENTS
Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q may include, but are not limited to, statements as to:
•our future operating results;
•the potential negative impacts of the ongoing coronavirus (“COVID-19”) pandemic on the global economy and the impacts of COVID-19 on our financial condition, results of operations, liquidity and capital resources and business operations;

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
•actual and potential conflicts of interest with any of the following affiliated entities: Terra Income Advisors, LLC (“Terra Income Advisors”), our investment adviser; Terra Capital Partners, LLC (“Terra Capital Partners”), our sponsor; Terra REIT Advisors, LLC, a subsidiary of Terra Capital Partners; Terra Fund Advisors, LLC, an affiliate of Terra Capital Partners; Terra JV, LLC, Terra Secured Income Fund 5, LLC, Terra Secured Income Fund 5 International, Terra Income Fund International and Terra Secured Income Fund 7, LLC, (collectively, the “Terra Income Funds”); Terra Property Trust Inc (“Terra Property Trust”); Terra Offshore Funds REIT, LLC; Mavik Real Estate Special Opportunities Fund, LP; or any of their affiliates;
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
Our investment activities are externally managed by Terra Income Advisors and supervised by our board of directors (the “Board”), a majority of whom are independent. Under the investment advisory and administration services agreement (the “Investment Advisory Agreement”), we have agreed to pay Terra Income Advisors an annual base management fee based on our average quarterly gross assets, as well as incentive fees based on our performance. We are also responsible for future payments of the servicing fee to selected dealers under the servicing plan (the “Servicing Plan”) as a result of the assignment of certain administrative functions and other obligations under the second amended and restated dealer manager agreement (the “Dealer Manager Agreement”) between the Company and Terra Capital Markets, LLC (“Terra Capital Markets”) and related selected dealer agreements to us. See “ — Investment Advisory Agreement and Servicing Plan” below.
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
Prior to the Recapitalization, Terra Capital Partners was the immediate parent and managing member of Terra Income Advisors, and was ultimately controlled by Axar Real Estate Capital Group LLC (the “Axar RE Manager”). In connection with the Recapitalization, Axar RE Manager assumed direct control of Terra Income Advisors by becoming its manager. Thus, the same parties that controlled Terra Income Advisors prior to the consummation of the Recapitalization maintained control of Terra Income Advisors, and by the terms of the Recapitalization continued to do so until a new investment advisory and administrative services agreement between us and Terra Income Advisors was approved by the affirmative vote of a majority of the outstanding shares of common stock entitled to vote at our 2021 annual meeting of stockholders on September 22, 2021. Subsequent to the approval of the Investment Advisory Agreement, Axar RE Manager ceased to be the manager of Terra Income Advisors and Terra Capital Partners again became the managing member of Terra Income Advisors.
Our primary investment objectives are to pay attractive and stable cash distributions and to preserve, protect and return capital contributions to stockholders. Our investment strategy is to originate and manage a diversified portfolio consisting of (i) commercial real estate loans to U.S. companies qualifying as “eligible portfolio companies” under the 1940 Act, including mezzanine loans, first and second lien mortgage loans, subordinated mortgage loans, bridge loans and other commercial real estate-related loans related to or secured by high quality commercial real estate in the United States and (ii) preferred equity real estate investments in U.S. companies qualifying as “eligible portfolio companies” under the 1940 Act. We may also purchase select commercial real estate-related debt securities, such as commercial mortgage backed securities or collateralized debt obligations.
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
The COVID-19 pandemic has had a significant impact on local, national and global economies and has resulted in a world-wide economic slowdown. While certain economies have exhibited growth since 2020, the economic recovery will continue to be impacted by reductions and restrictions in economic activity resulting from increased COVID-19 cases. We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our investments and operations. The extent to which the COVID-19 pandemic may impact our investments and operations going forward will depend on future developments, which are highly uncertain and cannot be predicted with confidence. These developments include the duration of the outbreak, the impact of the global vaccination effort, new strains of the virus that are resistant to available vaccines, new information that may emerge concerning the severity of COVID-19, and actions taken by federal, state and local agencies as well as the general public to contain COVID-19 or treat its impact, among others.
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

	March 31, 2022
	Gross Loan Investments		Transfers Treated as Obligations Under Participation Agreements		Net Loan Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair value
American Gilsonite Company	$21,161,313	$21,423,996	$—	$—	$21,161,313	$21,423,996
370 Lex Part Deux, LLC	21,151,365	20,592,325	—	—	21,151,365	20,592,325
Hillsborough Owners LLC	18,016,322	18,228,257	5,404,897	5,468,476	12,611,425	12,759,781
Asano Bankers Hill, LLC	15,291,738	15,532,098	—	—	15,291,738	15,532,098
Post Brothers Holdings, LLC	15,000,000	15,478,888	—	—	15,000,000	15,478,888
William A. Shopoff & Cindy I. Shopoff	13,137,371	13,351,308	—	—	13,121,112	13,347,088
Ann Street JV LLC	12,131,274	12,316,471	—	—	12,131,274	12,316,471
RS JZ Driggs, LLC	8,510,798	8,552,201	—	—	8,510,798	8,552,201
Havemeyer TSM LLC	8,096,214	8,158,876	—	—	8,096,214	8,158,876
Dwight Mezz II LLC	3,000,000	3,001,886	—	—	3,000,000	3,001,886
Total loan investments	135,496,395	136,636,306	5,404,897	5,468,476	130,075,239	131,163,610
Marketable securities	331,987	356,404	—	—	331,987	356,404
Total investments	$135,828,382	$136,992,710	$5,404,897	$5,468,476	$130,407,226	$131,520,014

	December 31, 2021
	Gross Loan Investments		Transfers Treated as Obligations Under Participation Agreements		Net Loan Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair value
American Gilsonite Company	$21,108,623	$21,417,965	$—	$—	$21,108,623	$21,417,965
370 Lex Part Deux, LLC	21,002,365	20,250,306	—	—	21,002,365	20,250,306
Hillsborough Owners LLC	16,026,455	16,279,593	4,807,937	4,883,877	11,218,518	11,395,716
Post Brothers Holdings, LLC	14,897,294	15,100,246	—	—	14,897,294	15,100,246
William A. Shopoff & Cindy I. Shopoff	13,121,112	13,347,088	—	—	13,121,112	13,347,088
RS JZ Driggs, LLC	7,847,256	7,877,552	—	—	7,847,256	7,877,552
Havemeyer TSM LLC	6,810,164	6,874,428	—	—	6,810,164	6,874,428
Ann Street JV LLC	5,320,560	5,482,725	—	—	5,320,560	5,482,725
Dwight Mezz II LLC	3,000,000	3,000,730	—	—	3,000,000	3,000,730
Total loan investments	109,133,829	109,630,633	4,807,937	4,883,877	104,325,892	104,746,756
Marketable securities	789,335	879,272	—	—	789,335	879,272
Total investments	$109,923,164	$110,509,905	$4,807,937	$4,883,877	$105,115,227	$105,626,028

	Three Months Ended March 31,
	2022		2021
	Weighted Average Principal Amount	Weighted Average Coupon Rate	Weighted Average Principal Amount	Weighted Average Coupon Rate
Gross loan investments	$124,926,404	12.8%	$64,473,542	10.9%
Obligations under participation agreements	(5,157,423)	8.3%	(4,250,000)	13.0%
Net loan investments	$119,768,981	13.0%	$60,223,542	10.8%
Our portfolio is concentrated in a limited number of industries and borrowers, and, as a result, a downturn in any particular industry or borrower in which we are heavily invested may significantly impact the aggregate returns we realize. If an industry in which we are heavily invested suffers from adverse business or economic conditions (as a result of the COVID‑19 pandemic or otherwise), a material portion of our investment could be affected adversely, which, in turn, could adversely affect our financial position and results of operations. For example, as of March 31, 2022, our investments secured by multifamily and mixed-use properties represented approximately 48.8% and 56.3%, respectively, of our net assets. In addition, as of March 31, 2022, we held only ten loan investments and our largest loan investment represented approximately 28.8% of our net assets and our largest three loan investments represented approximately 81.0% of our net assets.
Portfolio Investment Activity
For the three months ended March 31, 2022 and 2021, we invested $41.0 million and $10.9 million in new and add-on investments, and had $15.4 million and $4.0 million of repayments, resulting in net investments of $25.6 million and $6.8 million, respectively.
Our portfolio composition, based on fair value at March 31, 2022 and December 31, 2021 was as follows:

	March 31, 2022			December 31, 2021
	Investments at Fair Value	Percentage of Total Portfolio	Weighted Average Coupon Rate (1)	Investments at Fair Value	Percentage of Total Portfolio	Weighted Average Coupon Rate (1)
Loans	$70,502,708	51.4%	12.7%	$61,281,259	55.4%	12.6%
Loans through participation interest	66,133,598	48.3%	13.3%	48,349,374	43.8%	12.7%
Marketable securities	356,404	0.3%	8.5%	879,272	0.8%	8.5%
Total	$136,992,710	100.0%	13.0%	$110,509,905	100.0%	12.6%
_______________

(1)Based upon the principal value of our investments.
The following table shows the portfolio composition by property type grouping based on fair value at March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Mixed use	$41,919,231	30.7%	$23,154,021	21.0%
Multifamily	36,347,560	26.5%	28,460,523	25.7%
Infrastructure	21,423,996	15.6%	21,417,965	19.4%
Office	20,592,325	15.0%	20,250,306	18.3%
Industrial	13,351,308	9.7%	13,347,088	12.1%
Student housing	3,001,886	2.2%	3,000,730	2.7%
Total loan investments	136,636,306	99.7%	109,630,633	99.2%
Marketable securities	356,404	0.3%	879,272	0.8%
Total investments	$136,992,710	100.0%	$110,509,905	100.0%
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
Term Loan
In April 2021, we entered into a credit agreement with a lender to provide for a delayed draw term loan of $25.0 million (the “Term Loan”). The Term Loan currently bears interest at a rate equal to 5.625% and matures on April 9, 2025. As of March 31, 2022, the amount outstanding under the Term Loan was $24.0 million.
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
As of March 31, 2022 and December 31, 2021, obligations under participation agreements at fair value was $5.5 million and $4.9 million and the weighted average contractual interest rate on the obligations under participation agreements was 8.5% and 8.3%, respectively. For the three months ended March 31, 2022, we transferred $0.6 million of investments to affiliates through participation agreements and did not make any repayments on obligations under participation agreements. For the three months ended March 31, 2021, we did not transfer any investments to affiliates through participation agreements and did not make any repayments on obligations under participation agreements.

Results of Operations
Operating results for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021	Change
Total investment income	$4,135,775	$2,358,972	$1,776,803
Total operating expenses	2,784,088	1,805,202	978,886
Net investment income before income taxes	1,351,687	553,770	797,917
Income tax expense	439,653	—	439,653
Net investment income	912,034	553,770	358,264
Net change in unrealized appreciation on investments	577,587	181,105	396,482
Net realized gain on investments	33,260	—	33,260
Net change in unrealized depreciation on obligations under participation agreements	12,361	5,005	7,356
Net increase in net assets resulting from operations	$1,535,242	$739,880	$795,362
Investment Income
The composition of our investment income for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021	Change
Interest income	$4,087,414	$2,138,391	$1,949,023
Dividend and other income	48,361	220,581	(172,220)
Total investment income	$4,135,775	$2,358,972	$1,776,803
Interest Income
For the three months ended March 31, 2022 as compared to the same period in 2021, interest income increased by $1.9 million, primarily due to an increase of $1.8 million on contractual interest income and an increase of $0.2 million in the amortization of origination fee income. Contractual interest income increased as a result of an increase in the weighted average outstanding principal balance as well as an increase in the weighted average coupon rate on our investments. Amortization of origination fee income increased as a result of an early repayment of a loan, at which time we accelerated the amortization of origination fee income on the loan.
Dividend and Other Income
For the three months ended March 31, 2022 as compared to the same period in 2021, dividend and other income decreased by $0.2 million, as a result of a decrease in the weighted average investment balance on marketable securities.

Operating Expenses
The composition of our operating expenses for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021	Change
Base management fees	$621,818	$476,064	$145,754
Incentive fees on capital gains	124,641	37,222	87,419
Operating expense reimbursement to Adviser	300,190	255,212	44,978
Servicing fees	118,974	125,339	(6,365)
Interest expense on unsecured notes payable	764,539	414,217	350,322
Professional fees	355,304	250,408	104,896
Interest expense from obligations under participation agreements	121,567	141,611	(20,044)
Interest expense on term loan	271,504	—	271,504
Directors’ fees	30,126	33,125	(2,999)
Insurance expense	67,152	55,877	11,275
General and administrative expenses	8,273	16,127	(7,854)
Total operating expenses	$2,784,088	$1,805,202	$978,886

    For the three months ended March 31, 2022 as compared to the same period in 2021, total operating expenses increased by $1.0 million. The reasons for the changes are stated below.
Base Management Fees
    Under the Investment Advisory Agreement, we pay Terra Income Advisors a base management fee, which is calculated at an annual rate of 2.0% of our average gross assets.
    For the three months ended March 31, 2022 as compared to the same period in 2021, base management fees increased by $0.1 million, due to an increase in our gross assets resulting from an increase in funds under management.
Incentive Fees on Capital Gains
Under the Investment Advisory Agreement, we pay Terra Income Advisors an incentive fee on capital gains equal to 20.0% of our net realized and unrealized capital gains. No incentive fees on capital gains are actually payable by us with respect to unrealized gains` until those gains are realized.
For the three months ended March 31, 2022 as compared to the same period in 2021, incentive fees on capital gains increased by $0.1 million, as a result of an increase in the fair value of our investments.
Operating Expense Reimbursement to Adviser
    Under the Investment Advisory Agreement, we reimburse Terra Income Advisors for operating expenses incurred in connection with administrative services provided to us, including compensation to administrative personnel.
    For the three months ended March 31, 2022 as compared to the same period in 2021, operating expense reimbursement to Adviser increased by $0.04 million, primarily due to an increase in our allocation ratio in relation to affiliated funds managed by Terra Income Advisors and its affiliates as a result of an increase in funds under management.
Interest Expense on Unsecured Notes Payable
In February 2021, we issued $38.4 million in aggregate principal amount of 7.00% fixed-rate notes due 2026.
For the three months ended March 31, 2022 as compared to the same period in 2021, interest expense on unsecured notes payable increased by $0.4 million, as a result of an increase in the weighted average principal amount outstanding.
Professional Fees
For the three months ended March 31, 2022 as compared to the same period in 2021, professional fees increased by $0.1 million, primarily due to an increase in the costs of compliance.

Interest Expense on Term Loan
In April 2021, we entered into a credit agreement with a lender to provide for a delayed draw term loan of $25.0 million. The Term Loan currently bears interest at a rate equal to 5.625% and matures on April 9, 2025. We also pay, with respect to any unused portion of the Term Loan, a commitment fee of 0.75% per annum. As of March 31, 2022, the amount outstanding under the Term Loan was $24.0 million.
For the three months ended March 31, 2022, interest expense on Term Loan was $0.3 million. There was no interest expense on Term Loan for the three months ended March 31, 2021.
Income Tax Expense
During the third quarter of 2021, we formed a taxable REIT subsidiary (“TRS”) to hold two credit facilities. For the three months ended March 31, 2022, pre-tax income attributable to the TRS was $1.4 million. Based on the effective income tax rate of 30.5%, provision for income tax for the TRS was $0.4 million. There was no such provision for income tax for the three months ended March 31, 2021 because the TRS was formed in the third quarter of 2021.
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
2022 — For the three months ended March 31, 2022, we recorded an increase in net change in unrealized appreciation on investments of $0.6 million, as a result of new investments originated in the current period.
2021 — For the three months ended March 31, 2021, we recorded an increase in net change in unrealized appreciation on investments of $0.2 million, primarily due to an increase in the trading price of the marketable securities that we invested in.
Net Realized Gain on Investments
For the three months ended March 31, 2022, we sold marketable securities and recognized a net gain on investments of $0.03 million. There was no such gains recognized for the three months ended March 31, 2021.
Net Increase in Net Assets Resulting from Operations
For the three months ended March 31, 2022 and 2021, we recorded a net increase in net assets resulting from operations of $1.5 million and $0.7 million, respectively. Based on the weighted average shares of common stock outstanding, our per share net increase in net assets resulting from operations was $0.19 and $0.09, respectively.
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
    We may borrow funds to make investments to the extent we determine that leveraging our portfolio would be appropriate. In February 2021, we issued $38.4 million in aggregate principal amount of 7.00% fixed-rate notes due 2026, for net proceeds of $37.2 million after deducting underwriting commissions of $1.2 million. In April 2021, we entered into a credit agreement with a lender to provide for a delayed draw term loan of $25.0 million. The Term Loan currently bears interest at a rate equal to 5.625% and matures on April 9, 2025. As of March 31, 2022, amount outstanding under the Term Loan was $24.0 million. We drew down on the remaining $1.0 million in April 2022.
Certain of our loans provide for commitments to fund the borrower at a future date. As of March 31, 2022, we had three loans with total funding commitments of $44.5 million, of which we funded $38.5 million. We expect to fund $5.2 million of the unfunded commitments to borrowers during the next twelve months.

Cash Flows for the Three Months Ended March 31, 2022
    Operating Activities — For the three months ended March 31, 2022, net cash used in operating activities was $28.4 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, repayments and sales of portfolio investments, among other factors. Cash flows used in operating activities for the three March 31, 2022 were primarily related to purchases of investments of $41.0 million, partially offset by repayments and proceeds from sale of investments of $15.4 million and cash generated from operations of $2.7 million.
    Financing Activities — For the three months ended March 31, 2022, net cash provided by financing activities was $18.9 million, primarily related to proceeds from borrowings under the Term Loan of $19.0 million and proceeds from obligations under participation agreements of $0.6 million, partially offset by distributions paid to stockholders of $0.7 million.
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
The following table presents a summary of such fees and reimbursements in accordance with the terms of the related agreements:

		Three Months Ended March 31,
		2022	2021
Base management fees		$621,818	$476,064
Incentive fees on capital gains		124,641	37,222
Operating expense reimbursement to Adviser		300,190	255,212
Servicing fees	125,339	118,974	125,339

REIT Status and Distributions
    We elected to be taxed as a REIT under the Code commencing with our short taxable year beginning October 1, 2018 and ending December 31, 2018, and we believe we have operated in such a manner to continue to be taxed as a REIT for federal income tax purposes. In order to qualify as a REIT, we are required, among other things, to distribute dividends equal to at least 90% of our REIT net taxable income to the stockholders annually and meet certain tests regarding the nature of our income and assets. As long as the distributions are declared by the later of the fifteenth day of the ninth month following the close of the taxable year or the due date of the tax return, including extensions, distributions paid up to one year after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We are also subject to nondeductible federal excise taxes if we do not distribute at least 85.0% of our ordinary income, 95.0% of our capital gain net income, if any, and any recognized and undistributed income from prior years on which we paid no federal income taxes. For the three months ended March 31, 2022 and 2021, we have made sufficient distributions to our stockholders to qualify to be taxed as a REIT and to preclude the imposition of either U.S. federal corporate income or excise taxation.
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
Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the statements of operations. For the three months ended March 31, 2022 and 2021, we did not incur any interest or penalties.
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
Related Party Transactions
Compensation of Terra Income Advisors
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
As of March 31, 2022, we had two investments with a net principal balance of $39.4 million that provides for interest income indexed to the London Interbank Offered Rate (“LIBOR”) and is subject to a LIBOR floor. A decrease of 1% in LIBOR would have no impact on our annual interest income because the interest rates are protected by a floor in the respective loan agreements. An increase of 1% in LIBOR would increase our annual interest income by $0.2 million. Additionally, as of March 31, 2022, we had one investment with a net principal balance of $15.4 million that provides for interest income indexed to the Secured Overnight Financing Rate (“SOFR”) and is subject to a SOFR floor. A decrease of 1% in SOFR would have a minimal impact on our annual interest income because the interest rate is protected by a floor in the loan agreement. An increase of 1% in SOFR would increase our annual interest income by $0.2 million.
We may hedge against interest rate and currency exchange rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts, subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. For the three months ended March 31, 2022 and 2021, we did not engage in interest rate hedging activities.
In addition, we may have risks regarding portfolio valuation. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Valuation of Investments.”

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
    As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
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

Item 1A. Risk Factors.
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2021.

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
Date: May 6, 2022

TERRA INCOME FUND 6, INC.

By:	/s/ Vikram S. Uppal
Vikram S. Uppal
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Gregory M. Pinkus
Gregory M. Pinkus
Chief Financial Officer, Chief Operating Officer,
Treasurer and Secretary
(Principal Financial and Accounting Officer)