Form 10-Q
period 2022-06-30
Terra Income Fund 6, Inc.
filed 2022-08-10
CIK 1577134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 8, 2022, the registrant had 8,133,326 shares of common stock, $0.001 par value, outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the date of this document.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Terra Income Fund 6, Inc.
Consolidated Statements of Assets and Liabilities

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Investments, at fair value — non-controlled (amortized cost of $73,576,169 and $60,352,932, respectively)	$74,246,719	$61,281,259
Investment through participation interest, at fair value — non-controlled (amortized cost of $46,777,721 and $48,780,897, respectively) (Note 4)	46,442,824	48,349,374
Marketable securities, at fair value — non-controlled (cost of $0 and $789,335, respectively)	—	879,272
Total investments	120,689,543	110,509,905
Cash and cash equivalents	19,674,620	12,232,256
Restricted cash	194,907	224,618
Interest receivable	1,792,740	1,450,451
Prepaid expenses and other assets	63,838	314,945
Total assets	142,415,648	124,732,175
Liabilities
Unsecured notes payable (net of unamortized debt issuance costs of $1,689,474 and $1,877,388)	36,685,526	36,497,612
Term loan payable (net of unamortized debt issuance costs of $718,560 and $829,836)	24,281,440	4,170,164
Obligations under participation agreements, at fair value (proceeds of $5,822,301 and $4,863,009, respectively) (Note 4)	5,847,608	4,883,877
Interest reserve and other deposits held on investments	194,907	224,618
Due to related party	—	3,108,922
Due to Adviser, net	657,125	843,040
Accrued expenses	769,219	651,637
Interest payable from obligations under participation agreements	43,364	—
Other liabilities	728,761	765,661
Total liabilities	69,207,950	51,145,531
Net assets	$73,207,698	$73,586,644
Commitments and contingencies (See Note 6)
Components of net assets:
Common stock, $0.001 par value, 450,000,000 shares authorized, and 8,125,458 and 8,078,627 shares issued and outstanding, respectively	$8,125	$8,079
Capital in excess of par	71,631,385	72,902,542
Accumulated distributable net income	1,568,188	676,023
Net assets	$73,207,698	$73,586,644
Net asset value per share	$9.01	$9.11

See notes to unaudited consolidated financial statements.

Terra Income Fund 6, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Investment income
Interest income	$4,078,288	$2,280,833	$8,165,702	$4,419,224
Dividend and other income	8,596	185,454	56,957	406,035
Total investment income	4,086,884	2,466,287	8,222,659	4,825,259
Operating expenses
Base management fees	670,327	564,604	1,292,145	1,040,668
(Reversal of incentive fees) Incentive fees on capital gains (1)	(158,315)	220,785	(33,674)	258,007
Operating expense reimbursement to Adviser (Note 4)	316,859	385,365	617,049	640,577
Servicing fees (Note 2, Note 4)	121,133	130,026	240,107	255,365
Interest expense on unsecured notes payable	766,499	792,662	1,531,038	1,206,879
Professional fees	234,104	387,912	589,408	638,320
Interest expense from obligations under participation agreements (Note 4)	140,315	98,604	261,882	240,215
Interest expense on term loan	410,777	61,291	682,281	61,291
Directors’ fees	27,126	27,125	57,252	60,250
Insurance expense	61,570	61,949	128,722	117,826
Transaction costs (Note 1)	1,145,880	—	1,145,880	—
General and administrative expenses	14,301	82,346	22,574	98,473
Total operating expenses	3,750,576	2,812,669	6,534,664	4,617,871
Net investment income (loss) before income taxes	336,308	(346,382)	1,687,995	207,388
Income tax expense	57,005	—	496,658	—
Net investment income (loss)	279,303	(346,382)	1,191,337	207,388
Net change in unrealized (depreciation) appreciation on investments	(828,675)	929,350	(251,088)	1,110,455
Net change in unrealized depreciation on obligations under participation agreements	14,579	3,403	26,940	8,408
Net realized gain on investments	22,523	171,174	55,783	171,174
Net (decrease) increase in net assets resulting from operations	$(512,270)	$757,545	$1,022,972	$1,497,425

Per common share data:
Net investment income (loss) per share	$0.03	$(0.04)	$0.15	$0.02
Net (decrease) increase in net assets resulting from operations per share	$(0.06)	$0.09	$0.13	$0.18
Weighted average common shares outstanding	8,110,168	8,430,683	8,098,531	8,418,048
_______________
(1)For the three and six months ended June 30, 2022, the Company reversed previously accrued incentive fees on capital gains of $158,315 and $33,674, respectively. Incentive fees on capital gains are based on 20% of net realized and unrealized capital gains. No incentive fees on capital gains are actually payable by the Company with respect to unrealized gains unless and until those gains are realized.

See notes to unaudited consolidated financial statements.

Terra Income Fund 6, Inc.
Consolidated Statements of Changes in Net Assets
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operations
Net investment income (loss)	$279,303	$(346,382)	$1,191,337	$207,388
Net change in unrealized (depreciation) appreciation on investments	(828,675)	929,350	(251,088)	1,110,455
Net change in unrealized depreciation on obligations under participation agreements	14,579	3,403	26,940	8,408
Net realized gain on investments	22,523	171,174	55,783	171,174
Net (decrease) increase in net assets resulting from operations	(512,270)	757,545	1,022,972	1,497,425
Stockholder distributions
Distributions from return of capital	(919,973)	—	(1,696,398)	(967,477)
Distributions from net investment income	—	(956,001)	(130,807)	(929,470)
Net decrease in net assets resulting from stockholder distributions	(919,973)	(956,001)	(1,827,205)	(1,896,947)
Capital share transactions
Reinvestment of stockholder distributions	213,424	234,523	425,287	470,601
Repurchases of common stock	—	(6,179)	—	(6,179)
Net increase in net assets resulting from capital share transactions	213,424	228,344	425,287	464,422
Net (decrease) increase in net assets	(1,218,819)	29,888	(378,946)	64,900
Net assets, at beginning of period	74,426,517	76,210,745	73,586,644	76,175,733
Net assets, at end of period	$73,207,698	$76,240,633	$73,207,698	$76,240,633

Capital share activity
Shares outstanding, at beginning of period	8,102,167	8,422,203	8,078,627	8,396,435
Shares issued from reinvestment of stockholder distributions	23,291	25,896	46,831	51,664
Shares repurchased	—	(682)	—	(682)
Shares outstanding, at end of period	8,125,458	8,447,417	8,125,458	8,447,417

See notes to unaudited consolidated financial statements.

Terra Income Fund 6, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net increase in net assets resulting from operations	$1,022,972	$1,497,425
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized depreciation (appreciation) on investments	251,088	(1,110,455)
Net change in unrealized depreciation on obligations under participation agreements	(26,940)	(8,408)
Net realized gain on investments	(55,783)	(171,174)
Amortization and accretion of investment-related fees, net	(526,576)	(195,056)
Amortization of discount on debt issuance	178,352	91,978
Amortization of deferred financing costs	120,838	70,249
Paid-in-kind interest, net	—	(63,188)
Purchases of investments	(45,506,615)	(35,031,881)
Repayments and proceeds from sale of investments	35,689,626	32,057,797
Changes in operating assets and liabilities:
Increase in interest receivable	(342,289)	(266,098)
Decrease (increase) in prepaid expenses and other assets	251,107	(74,765)
Decrease in interest reserve and other deposits held on investments	(29,711)	(599,315)
(Decrease) increase in due to related party	(3,108,922)	1,212,289
(Decrease) increase in due to Adviser, net	(185,915)	455,953
Increase in accrued expenses	117,582	103,312
Increase (decrease) in interest payable from obligations under participation agreements	43,364	(93,618)
(Decrease) increase in other liabilities	(36,900)	295,625
Net cash used in operating activities	(12,144,722)	(1,829,330)
Cash flows from financing activities:
Proceeds from issuance of unsecured notes payable, net of discount	—	37,175,781
Proceeds from obligations under participation agreements	959,293	—
Repayment of obligations under participation agreements	—	(4,292,500)
Proceeds from borrowings under term loan payable	20,000,000	—
Payments of stockholder distributions	(1,401,918)	(1,426,346)
Payments of financing costs	—	(993,465)
Payments for repurchases of common stock	—	(6,179)
Net cash provided by financing activities	19,557,375	30,457,291
Net increase in cash, cash equivalents and restricted cash	7,412,653	28,627,961
Cash, cash equivalents and restricted cash, at beginning of period	12,456,874	14,302,689
Cash, cash equivalents and restricted cash, at end of period (Note 2)	$19,869,527	$42,930,650

Supplemental disclosure of cash flow information:
Interest paid on debt	$2,069,892	$1,371,548
Income taxes paid	$206,413	$—
Supplemental non-cash information:
Reinvestment of stockholder distributions	$425,287	$470,601
See notes to unaudited consolidated financial statements.

Terra Income Fund 6, Inc.
Consolidated Schedule of Investments (Unaudited)
June 30, 2022

Portfolio Company (1)	Collateral Location	Property Type	Coupon Rate (2)	Current Interest Rate	Exit Fee	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (3)	% of Net Assets (4)
Loan investments — non-controlled
Mezzanine loans:
Dwight Mezz II, LLC	US - CA	Student housing	11.00%	11.00%	0.00%	5/11/2017	5/6/2027	$3,000,000	$3,000,000	$2,904,525	4.0%
Havemeyer TSM LLC (5)(7)	US - NY	Mixed-use	15.00%	15.00%	1.00%	12/18/2020	12/1/2022	3,282,208	3,284,992	3,321,222	4.5%
									6,284,992	6,225,747	8.5%
Preferred equity investments:
RS JZ Driggs, LLC (6)(7)(8)	US - NY	Multifamily	12.25%	12.25%	1.00%	5/1/2018	1/1/2021	9,014,003	9,055,003	9,054,036	12.4%
370 Lex Part Deux, LLC (6)(7)	US - NY	Office	LIBOR + 8.25% (2.44% Floor)	10.69%	0.00%	12/17/2018	1/9/2023	21,319,149	21,284,014	20,713,355	28.3%
Ann Street JV LLC	US - GA	Multifamily	14.00%	14.00%	1.00%	11/12/2021	6/7/2024	14,165,760	14,100,311	14,272,585	19.5%
Asano Bankers Hill, LLC	US - CA	Mixed-use	SOFR + 15.00% (0.25% Floor)	16.09%	1.00%	2/2/2022	7/31/2024	16,033,902	15,932,899	16,147,330	22.1%
									60,372,227	60,187,306	82.3%
First mortgages:
American Gilsonite Company	US - UT	Infrastructure	14.00%	14.00%	1.00%	8/31/2021	8/31/2023	21,250,000	21,214,264	21,430,246	29.3%
Hillsborough Owners LLC (9)(10)	US - NC	Mixed-use	LIBOR + 8.00% (0.25% Floor)	9.79%	1.00%	10/27/2021	11/1/2023	19,407,671	19,328,695	19,492,033	26.6%
									40,542,959	40,922,279	55.9%
Credit facility:
William A. Shopoff & Cindy I. Shopoff (6)(7)(11)	US - CA	Industrial	15.00%	15.00%	1.00%	10/4/2021	4/4/2023	13,237,500	13,153,712	13,354,211	18.2%
									13,153,712	13,354,211	18.2%

Total loan investments — non-controlled									$120,353,890	$120,689,543	164.9%
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
(4)Percentages are based on net assets of $73.2 million as of June 30, 2022.
(5)Participation interest is with Mavik Real Estate Special Opportunities Fund REIT, LLC, a related-party real estate investment trust managed by an affiliate of the Company’s sponsor. The Company is committed to fund up to $8.5 million on this investment. On May 31, 2022, the borrower made a partial repayment of $4.8 million. As of June 30, 2022, the was no unfunded commitment on this investment.

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
(11)As of June 30, 2022, the facility was fully funded.

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

Notes to Unaudited Consolidated Financial Statements
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
Upon the closing of the merger, Terra REIT’s existing stockholders are expected to own approximately 80.1% of the combined company’s common stock, while former stockholders of the Company are expected to own approximately 19.9% of the combined company’s common stock. In the event of a termination of the Merger Agreement under specified circumstances, the Company will be required to pay Terra REIT a termination fee of approximately $2.6 million.
The merger will be accounted for using the acquisition method of accounting, with Terra REIT being treated as the accounting acquirer. In identifying Terra REIT as the acquiring entity for accounting purposes, Terra REIT and the Company took into account a number of factors, including the relative size of the merging companies, which entity issues additional shares in conjunction with the merger, the relative voting interests of the respective stockholders after consummation of the merger, and the composition of the board of directors and senior management after consummation of the merger.
Terra REIT, as the acquirer, will account for the merger as an asset acquisition and all direct acquisition-related costs will be capitalized to the total cost of the assets acquired and liabilities assumed. Total cost will be allocated to the assets acquired and liabilities assumed on a relative fair value basis. The Company expensed all transaction costs in the period in which they were incurred. For the six months ended June 30, 2022, the Company incurred transaction costs totaling $1.1 million, which is presented as transaction costs on the consolidated statements of operations.
The merger is expected to close during the third quarter of 2022, subject to the required approvals by the Company’s stockholders and other customary closing conditions. There can be no assurance that the merger will close.
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

Notes to Unaudited Consolidated Financial Statements
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
    The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s statements of assets and liabilities to the total amount shown in its statements of cash flows:

	June 30,
	2022	2021
Cash and cash equivalents	$19,674,620	$42,930,650
Restricted cash	194,907	—
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$19,869,527	$42,930,650

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

Notes to Unaudited Consolidated Financial Statements
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
Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available actively quoted prices or for which fair value can be measured from actively quoted prices, generally, will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires subjective judgment and consideration of factors specific to the investment. The fair values of the Company’s loan investments are determined in good faith by the Board pursuant to the Company’s valuation policy and consistently applied valuation process. It is expected that the Company’s investments will primarily be classified as Level 3 investments. The fair value of the Company’s marketable securities is determined based on quoted prices in an active market and is classified as Level 1 of the fair value hierarchy, if any.
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

Notes to Unaudited Consolidated Financial Statements
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
Income Taxes:  The Company elected to be taxed as a REIT under the Code commencing with its short taxable year beginning October 1, 2018 and ending December 31, 2018. In order to qualify as a REIT, the Company is required, among other things, to distribute dividends equal to at least 90% of its REIT net taxable income to the stockholders annually and meet certain tests regarding the nature of its income and assets. To the extent any of the Company’s taxable income was not previously distributed, the Company will make a dividend declaration pursuant to Section 858(a)(1) of the Code, allowing the Company to treat certain dividends that are to be distributed after the close of a taxable year as having been paid during the taxable year. As a REIT, the Company is not subject to U.S. federal income taxes on income and gains distributed to the stockholders as long as certain requirements are satisfied, principally relating to the nature of income and the level of distributions, as well as other factors. If the Company fails to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal and state income taxes at regular corporate rates beginning with the year in which it fails to qualify and may be precluded from being able to elect to be treated as a REIT for the Company’s four subsequent taxable years. For the three and six months ended June 30, 2022 and 2021, the Company satisfied all the requirements for a REIT.
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
The Company did not have any uncertain tax positions that met the recognition or measurement criteria under accounting for income taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its statements of operations. For the three and six months ended June 30, 2022 and 2021, the Company did not incur any interest or penalties. Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The Company’s 2017-2020 federal tax years remain subject to examination by the Internal Revenue Service and the state department of revenue.
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
The coronavirus (“COVID-19”) pandemic has had a significant impact on local, national and global economies and has resulted in a world-wide economic slowdown. As the COVID-19 pandemic evolved from its emergence in early 2020, so has its global impact. During the course of the pandemic, many countries have re-instituted, or strongly encouraged, varying levels of quarantines and restrictions on travel and in some cases have at times limited operations of certain businesses and taken other restrictive measures designed to help slow the spread of COVID-19 and its variants. Governments and businesses have also instituted vaccine mandates and testing requirements for employees. While vaccine availability and uptake has increased, the longer-term macro-economic effects on global supply chains, inflation, labor shortages and wage increases continue to impact many industries, including the collateral underlying certain of the Company’ loans. Moreover, with the potential for new strains of COVID-19 or outbreaks of other infectious diseases, governments and businesses may re-impose aggressive measures to help slow the spread of infectious diseases in the future. For this reason, among others, as the COVID-19 pandemic continues, the potential global impacts are uncertain and difficult to assess. The Company believes the estimates and assumptions underlying its consolidated financial statements are reasonable and supportable based on the information available as of June 30, 2022, however uncertainty over the ultimate impact of COVID-19, rising inflation and increases in interest rates on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of June 30, 2022 inherently less certain than they would be absent the current and potential impacts of COVID-19, macroeconomic changes, and geopolitical events.

Notes to Unaudited Consolidated Financial Statements
The consolidated financial statements include loan investments at fair value of $120.7 million and $109.6 million at June 30, 2022 and December 31, 2021, respectively, and obligations under participation agreements at fair value of $5.8 million and $4.9 million at June 30, 2022 and December 31, 2021, respectively. These fair values have been determined in good faith by the Board. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments and obligations under participation agreements, and the differences could be material.
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
Note 3. Investments and Fair Value
The following tables show the composition of the investment portfolio, at amortized cost and fair value at June 30, 2022 and December 31, 2021, respectively (with corresponding percentage of total portfolio investments):

	June 30, 2022
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Loans	$73,576,169	61.1%	$74,246,719	61.5%
Loans through participation interest (Note 4)	46,777,721	38.9%	46,442,824	38.5%
Marketable securities	—	—%	—	—%
Total	$120,353,890	100.0%	$120,689,543	100.0%

	December 31, 2021
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Loans	$60,352,932	54.9%	$61,281,259	55.4%
Loans through participation interest (Note 4)	48,780,897	44.4%	48,349,374	43.8%
Marketable securities	789,335	0.7%	879,272	0.8%
Total	$109,923,164	100.0%	$110,509,905	100.0%
Obligations under Participation Agreements
    The Company has elected the fair value option relating to accounting for debt obligations at their fair value for its obligations under participation agreements which arose due to partial loan sales which did not meet the criteria for sale treatment. The Company employs the same yield approach valuation methodology used for the real estate-related loan investments on the Company’s obligations under participation agreements. As of June 30, 2022 and December 31, 2021, obligations under participation agreements at fair value was $5.8 million and $4.9 million and the weighted average contractual interest rate on the obligations under participation agreements was 9.8% and 8.3%, respectively. For the six months ended June 30, 2022, the Company transferred $1.0 million of investments to affiliates through participation agreements and did not make any repayments on obligations under participation agreements. For the six months ended June 30, 2021, the Company did not transfer any investments to affiliates through participation agreements and made $4.3 million of repayments on obligations under participation agreements.

Notes to Unaudited Consolidated Financial Statements
Valuation Methodology
    The fair value of the Company’s investment in preferred stock and common stock within the marketable securities portfolio is determined based on quoted prices in an active market and is classified as Level 1 of the fair value hierarchy, if any. Additionally, the fair value of the Company’s unsecured notes payable is determined based on quoted price in an active market and is also classified as Level 1.
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
The following tables present fair value measurements of investments, by major class, as of June 30, 2022 and December 31, 2021, according to the fair value hierarchy:

	June 30, 2022
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Loans	$—	$—	$74,246,719	$74,246,719
Loans through participation interest	—	—	46,442,824	46,442,824
Marketable securities	—	—	—	—
Total Investments	$—	$—	$120,689,543	$120,689,543

Obligations under participation agreements	$—	$—	$5,847,608	$5,847,608

	December 31, 2021
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Loans	$—	$—	$61,281,259	$61,281,259
Loans through participation interest	—	—	48,349,374	48,349,374
Marketable securities	879,272	—	—	879,272
Total Investments	$879,272	$—	$109,630,633	$110,509,905

Obligations under participation agreements	$—	$—	$4,883,877	$4,883,877

Notes to Unaudited Consolidated Financial Statements
    Changes in the Company’s Level 3 investments for the six months ended June 30, 2022 and 2021 were as follows:

	Six Months Ended June 30, 2022
	Loans	Loans Through Participation	Total Loan Investments	Obligations under Participation Agreements
Balance as of January 1, 2022	$61,281,259	$48,349,374	$109,630,633	$4,883,877
Purchases of investments	27,800,788	17,705,827	45,506,615	—
Repayments of investments	(15,000,000)	(19,844,508)	(34,844,508)	—
Net change in unrealized (depreciation) appreciation on investments	(257,777)	96,626	(161,151)	—
Amortization and accretion of investment-related fees, net	422,449	135,505	557,954	31,378
Proceeds from obligations under participation agreements	—	—	—	959,293
Net change in unrealized depreciation on obligations under participation agreements	—	—	—	(26,940)
Balance as of June 30, 2022	$74,246,719	$46,442,824	$120,689,543	$5,847,608
Net change in unrealized appreciation or depreciation for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized appreciation or depreciation on loan investments and obligations under participation agreements	$(54,826)	$96,625	$41,799	$(26,940)

	Six Months Ended June 30, 2021
	Loans	Loans Through Participation	Total Loan Investments	Obligations under Participation Agreements
Balance as of January 1, 2021	$20,209,473	$45,963,805	$66,173,278	$4,293,971
Purchases of investments	—	25,051,165	25,051,165	—
Repayments of investments	(17,170,000)	(12,609,959)	(29,779,959)	—
Net change in unrealized (depreciation) appreciation on investments	(58,341)	516,296	457,955	—
PIK interest income, net	—	63,188	63,188	—
Amortization and accretion of investment-related fees, net	51,874	150,119	201,993	6,937
Amortization of discount and premium on investments, net	—	—	—	—
Repayment of obligations under participation agreements	—	—	—	(4,292,500)
Net change in unrealized depreciation on obligations under participation agreements	—	—	—	(8,408)
Balance as of June 30, 2021	$3,033,006	$59,134,614	$62,167,620	$—
Net change in unrealized appreciation or depreciation for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized depreciation or appreciation on loan investments and obligations under participation agreements	$(587)	$543,579	$542,992	$—

    Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur. For the six months ended June 30, 2022 and 2021, there were no transfers.

Notes to Unaudited Consolidated Financial Statements
Significant Unobservable Inputs
The following table summarizes the significant unobservable inputs used by the Company to value the Level 3 investments as of June 30, 2022 and December 31, 2021. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

June 30, 2022
		Primary Valuation Technique	Unobservable Input	Range		Weighted
Asset Category	Fair Value			Minimum	Maximum	Average
Assets:
Loans	$74,246,719	Discounted cash flow	Discount rate	9.79%	16.50%	13.36%
Loans through participation interest	46,442,824	Discounted cash flow	Discount rate	13.08%	16.08%	15.29%
Total Level 3 Assets	$120,689,543
Liabilities:
Obligations under participation agreements	$5,847,608	Discounted cash flow	Discount rate	9.79%	9.79%	9.79%

December 31, 2021
		Primary Valuation Technique	Unobservable Input	Range		Weighted
Asset Category	Fair Value			Minimum	Maximum	Average
Assets:
Loans	$61,281,259	Discounted cash flow	Discount rate	8.25%	15.00%	12.58%
Loans through participation interest	48,349,374	Discounted cash flow	Discount rate	12.37%	15.00%	14.40%
Total Level 3 Assets	$109,630,633
Liabilities:
Obligations under participation agreements	$4,883,877	Discounted cash flow	Discount rate	8.25%	8.25%	8.25%

    If the weighted average discount rate used to value the Company’s investments were to increase, the fair value of the Company’s investments would decrease. Conversely, if the weighted average discount rate used to value the Company’s investments were to decrease, the fair value of Company’s investments would increase.
Financial Instruments Not Carried at Fair Value
The Company has not elected the fair value option for its unsecured notes payable and term loan payable (Note 5). The table below presents detailed information regarding the unsecured notes payable and term loan payable at June 30, 2022 and December 31, 2021:

		June 30, 2022			December 31, 2021
	Level	Principal Balance	Carrying Value	Fair Value	Principal Balance	Carrying Value	Fair Value
Unsecured notes payable (1)(2)	1	$38,375,000	$36,685,526	$38,482,450	$38,375,000	$36,497,612	$39,403,450
Term loan payable (3)(4)	3	25,000,000	24,281,440	25,000,000	5,000,000	4,170,164	5,000,000
		$63,375,000	$60,966,966	$63,482,450	$43,375,000	$40,667,776	$44,403,450
_______________
(1)Carrying value is net of unamortized issue discount of $0.9 million and $1.0 million, and unamortized deferred financing costs of $0.8 million and $0.9 million as of June 30, 2022 and December 31, 2021, respectively.
(2)Valuation falls under Level 1 of the fair value hierarchy, which is based on the trading price of $25.07 and $25.67 as of the close of business day on June 30, 2022 and December 31, 2021, respectively.
(3)Carrying value is net of unamortized issue discount of $0.5 million and $0.6 million, and unamortized deferred financing costs of $0.2 million and $0.2 million as of June 30, 2022 and December 31, 2021, respectively.
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

Notes to Unaudited Consolidated Financial Statements
    The following table presents a summary of such fees and reimbursements in accordance with the terms of the related agreements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Amounts Included in the Statements of Operations
Base management fees	$670,327	$564,604	$1,292,145	$1,040,668
(Reversal of incentive fees) incentive fees on capital gains (1)	(158,315)	220,785	(33,674)	258,007
Operating expense reimbursement to Adviser (2)	316,859	385,365	617,049	640,577
_______________
(1)For the three and six months ended June 30, 2022, the Company reversed previously accrued incentive fees on capital gains of $158,315 and $33,674, respectively. Incentive fees on capital gains are based on 20% of net realized and unrealized capital gains. No incentive fees on capital gains are actually payable by the Company with respect to unrealized gains unless and until those gains are realized.
(2)Amounts are primarily compensation for time spent supporting the Company’s day-to-day operations.
Due to Related Party
As of June 30, 2022, there was no amount due to related party. As of December 31, 2021, amount due to a related party was $3.1 million, primary related to reserve funding held by the Company on a loan originated by an affiliate. The reserve funding was transferred to the affiliate in February 2022.
Due to / Due from Adviser
The Company determined that it has the right of offset on the amounts due to and due from Terra Income Advisors under the guidance in ASC Topic 210, Balance Sheet. As such, the net amount is presented as Due to Adviser, net on the consolidated statements of assets and liabilities.
The following table presents a summary of Due to Adviser, net as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Due to Adviser:
Base management fee and expense reimbursement payable	$588,639	$551,330
Incentive fees on capital gains (1)	68,486	291,710
	$657,125	$843,040
_______________
(1)Incentive fees on capital gains are based on 20% of accumulated net realized and unrealized capital gains of $0.3 million and $1.5 million as of June 30, 2022 and December 31, 2021, respectively. No incentive fees on capital gains are actually payable by the Company with respect to unrealized gains unless and until those gains are realized.
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

Notes to Unaudited Consolidated Financial Statements
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

Notes to Unaudited Consolidated Financial Statements
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
Participation interest purchased by the Company: The below tables list the investment interests participated by the Company via participation agreement (each, a “PA”) as of June 30, 2022 and December 31, 2021. In accordance with the terms of each PA, each participant’s rights and obligations, including interest income and other income (e.g., exit fee and prepayment income) and related fees/expenses are based upon its respective pro-rata participation interest in such investments, as specified in the respective PA. The Company’s share of the investment is repayable only from the proceeds received from the related borrower/issuer of the investment, and therefore the Company is also subject to the credit risk (i.e., risk of default by the underlying borrower/issuer).
Pursuant to each PA, the affiliated fund receives and allocates the interest income and other related investment incomes in respect of the investment to the Company. The Company pays related expenses (i.e., the base management fee) directly to Terra Income Advisors.

	June 30, 2022			December 31, 2021
	Participating Interests	Principal Balance	Fair Value	Participating Interests	Principal Balance	Fair Value
370 Lex Part Deux, LLC (1)	35.0%	21,319,149	20,713,355	35.0%	21,004,423	20,250,306
Havemeyer TSM LLC (2)	23.0%	3,282,208	3,321,222	23.0%	6,808,000	6,874,428
RS JZ Driggs, LLC (1)	50.0%	9,014,003	9,054,036	50.0%	7,806,257	7,877,552
William A. Shopoff & Cindy I. Shopoff (1)	53.0%	13,237,500	13,354,211	53.0%	13,237,500	13,347,088
Total		$46,852,860	$46,442,824		$48,856,180	$48,349,374
_______________
(1)The loan is held in the name of Terra REIT, an affiliated entity managed by a subsidiary of Terra Capital Partners.
(2)The loan is held in the name of Mavik Real Estate Special Opportunities Fund REIT, LLC.

Transfers of participation interests by the Company: The following table summarizes the investments that were subject to PAs with investment partnerships affiliated with Terra Income Advisors as of June 30, 2022 and December 31, 2021:

			June 30, 2022
			Transfers treated as obligations under participation agreements
	Principal	Fair Value	% Transferred	Principal	Fair Value
Hillsborough Owners LLC (1)	$19,407,671	$19,492,033	30.0%	$5,822,301	$5,847,608

			December 31, 2021
			Transfers treated as obligations under participation agreements
	Principal	Fair Value	% Transferred	Principal	Fair Value
Hillsborough Owners LLC (1)	$16,210,029	$16,279,593	30.0%	$4,863,009	$4,883,877
_______________
(1)Participant is Terra REIT.
Co-investment
As a BDC, the Company is subject to certain regulatory restrictions in making its investments. For example, the Company may be prohibited under the 1940 Act from knowingly participating in certain transactions with its affiliates without the prior approval of its Board who are not interested persons and, in some cases, prior approval by the SEC. The SEC has granted the Company exemptive relief permitting it, subject to satisfaction of certain conditions, to co-invest in certain privately negotiated

Notes to Unaudited Consolidated Financial Statements
investment transactions with certain affiliates of Terra Income Advisors, including Terra Secured Income Fund, LLC, Terra Secured Income Fund 2, LLC, Terra Secured Income Fund 3, LLC, Terra Secured Income Fund 4, LLC, Terra Secured Income Fund 5, LLC, Terra Secured Income Fund 5 International, Terra Income Fund International and Terra Secured Income Fund 7, LLC, Terra REIT and any future BDC or closed-end management investment company that is registered under the 1940 Act and is advised by Terra Income Advisors or its affiliated investment advisers (the “Co-Investment Affiliates”). However, the Company will be prohibited from engaging in certain transactions with its affiliates even under the terms of this exemptive order. The Company believes this relief will not only enhance its ability to further its investment objectives and strategy, but may also increase favorable investment opportunities for the Company, in part by allowing the Company to participate in larger investments, together with its Co-Investment Affiliates, than would be available to the Company if it had not obtained such relief.
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
In accordance with the 1940 Act, the Company is allowed to borrow amounts such that its asset coverage, calculated pursuant to the 1940 Act, is at least 200% after such borrowing. Additionally, under the Indenture between the Company and the trustee, the Company is required to maintain a minimum asset coverage ratio of 200%. As of June 30, 2022 and December 31, 2021, the Company’s asset coverage ratio was 202.4% and 247.0%, respectively As such, the Company was in compliance with the asset coverage ratio requirement under the Indenture as well as the 1940 Act.
For the three and six months ended June 30, 2022 and 2021, the components of interest expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stated interest expense	$671,562	$684,954	$1,343,124	$1,044,652
Amortization of issue discount	51,921	58,978	102,771	91,978
Amortization of financing costs	43,016	48,730	85,143	70,249
Total interest expense	$766,499	$792,662	$1,531,038	$1,206,879
Weighted average debt outstanding	$38,375,000	$38,375,000	$38,375,000	$29,573,895
Cash paid for interest expense	$671,562	$1,044,652	$1,343,124	$1,044,652
Stated interest rate	7.00%	7.00%	7.00%	7.00%
Effective interest rate (1)	7.63%	7.63%	7.63%	7.63%
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

Notes to Unaudited Consolidated Financial Statements
commitment amount on the initial borrowing date as described in the Credit Agreement. The Company also pays, with respect to any unused portion of the Term Loan, a commitment fee of 0.75% per annum.
In connection with entering into the Credit Agreement, the Company incurred deferred financing costs totaling $0.3 million, to be amortized to interest expense over the term of the Term Loan. On August 31, 2021, the Company made an initial draw on the Term Loan of $5.0 million and incurred an upfront fee of $0.6 million, which was deducted from proceeds from borrowings under the Term Loan. The discount will be amortized to interest expense over the term of the Term Loan. For the six months ended June 30, 2022, the Company drew down an additional $20.0 million on the Term loan. As of June 30, 2022 and December 31, 2021, the amount outstanding under the Term Loan was $25.0 million and $5.0 million, respectively.
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
The Credit Agreement contains customary representations, warranties, reporting requirements, borrowing conditions and affirmative, negative and financial covenants, including REIT status requirements and minimum asset coverage ratio requirements. As of June 30, 2022 and December 31, 2021, the Company was in compliance with these covenants. The Credit Agreement also includes usual and customary events of default and remedies for credit agreements of this nature. Events of default under the Credit Agreement include, but are not limited to: (i) the failure by the Company to make any payments when due under the Credit Agreement; (ii) the failure of the Company to perform or observe any term, covenant or agreement under the Credit Agreement or any other loan document, subject to applicable cure periods; (iii) an event of default on other material indebtedness of the Company; (iv) the bankruptcy or insolvency of the Company; and (v) judgments and attachments, with customary limits and grace periods, against the Company or its property. In addition, the Loans are subject to mandatory prepayment, at the option of each Lender, upon a change in control of the Company (as defined by the Credit Agreement).
For the three and six months ended June 30, 2022 and 2021, the components of interest expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stated interest expense	$353,750	$—	$550,078	$—
Amortization of issue discount	38,829	—	75,581	—
Amortization of financing costs	17,969	17,781	35,695	17,781
Unused fee	229	42,708	20,927	42,708
Total interest expense	$410,777	$60,489	$682,281	$60,489
Weighted average debt outstanding	$24,879,121	$—	$19,555,249	$—
Cash paid for interest expense	$353,979	$42,708	$571,005	$42,708
Stated interest rate	5.625%	—%	5.625%	—%
Effective interest rate (1)	6.25%	—%	6.25%	—%
_______________
(1)The effective interest rate of the debt component is equal to the stated interest rate plus the amortization of issue discount.
Note 6. Commitments and Contingencies
Impact of COVID-19
The full extent of the impact of the COVID-19 pandemic on the global economy generally, and the Company’s business in particular, will depend on future developments, which are highly uncertain and cannot be predicted with confidence. As of June

Notes to Unaudited Consolidated Financial Statements
30, 2022, no contingencies have been recorded on the Company’s balance sheet as a result of the COVID-19 pandemic, however as the pandemic continues, it may have long-term impacts on the Company’s financial condition, results of operations, and cash flows. Refer to Note 2 for further discussion of the COVID-19 pandemic.
Funding Commitments
In the ordinary course of business, the Company may enter into future funding commitments, which are subject to the borrower meeting certain performance-related metrics that are monitored by the Company. As of June 30, 2022 and December 31, 2021, the Company had $6.4 million and $14.9 million of unfunded commitments, respectively. The Company maintained sufficient cash on hand to fund such unfunded commitments, including matching these commitments with principal repayments on outstanding loans.
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
The following table reconciles net increase in net assets resulting from operations to taxable income:

	Six Months Ended June 30,
	2022	2021
Net increase in net assets resulting from operations	$1,022,972	$1,497,425
Net change in unrealized depreciation (appreciation) on investments	251,088	(1,110,455)
Net change in unrealized depreciation on obligations under participation agreements	(26,940)	(8,408)
(Reversal of incentive fees) incentive fees on capital gains	(33,674)	258,007
Income tax expense	496,658	—
Other temporary differences (1)	(260,361)	292,901
Total taxable income (2)	$1,449,743	$929,470
_______________
(1)Other temporary differences primarily related to capitalization and amortization of transaction-related fees.

Notes to Unaudited Consolidated Financial Statements
(2)Amount for the six months ended June 30, 2022 included $1.3 million of undistributed taxable income attributable to the TRS described below.
Taxable REIT Subsidiary
The Company holds certain portfolio company investments through consolidated taxable REIT subsidiaries, of which it is the parent. Such subsidiaries may be subject to U.S. federal and state corporate-level income taxes. These consolidated subsidiaries recognize deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between the tax basis of certain assets and liabilities and the reported amounts included in the accompanying consolidated statements of assets and liabilities using the applicable statutory tax rates in effect for the year in which any such temporary differences are expected to reverse. As of June 30, 2022 and December 31, 2021, the Company had one TRS which the Company formed to hold secured and unsecured credit facilities.
For the three and six months ended June 30, 2022, pre-tax income attributable to the TRS was $0.2 million and $1.6 million. Based on the effective income tax rate of 29.4% and 30.3%, the provision for income tax for the TRS was $0.1 million and $0.5 million, respectively. Additionally, for the three and six months ended June 30, 2022, the Company had temporary differences between the tax basis and book basis of certain assets and liabilities totaling $0.5 million and $0.1 million, resulting in a deferred tax asset, net of a deferred tax liability, and corresponding deferred income tax benefit of $0.1 million and $0.02 million, respectively. The Company has not provided a valuation allowance for the deferred tax asset because the Company expects the deferred tax asset to be realized in future periods. There was no such provision for income tax for the three and six months ended June 30, 2021 because the TRS was formed in the third quarter of 2021.
Source of Distribution
The following table reflects, for tax purposes, the estimated sources of the cash distributions that the Company has paid on its common stock:

	Six Months Ended June 30,
	2022		2021
Source of Distribution	Distribution Amount (1)	%	Distribution Amount (1)	%
Return of capital	$1,696,398	92.8%	$967,477	51.0%
Net investment income	130,807	7.2%	929,470	49.0%
Distributions on a tax basis:	$1,827,205	100.0%	$1,896,947	100.0%
_______________
(1)The Distribution Amount and Percentage reflected are estimated figures. The actual source of distributions is calculated in connection with the filing of the Company’s tax return.
(2)The TRS’s taxable income is not available for distribution to the Company’s stockholders until the income is distributed up to the parent company. For the six months ended June 30, 2022, the TRS made a distribution of $0.4 million to the parent company.
As of June 30, 2022 and 2021, the Company did not have differences between amortized cost basis and tax basis cost of investments.
Note 8. Directors’ Fees
The Company’s directors who do not serve in an executive officer capacity for the Company or Terra Income Advisors are entitled to receive annual cash retainer fees, fees for attending board and committee meetings and annual fees for serving as a committee chairperson. These directors receive an annual fee of $20,000, plus $2,500 for each board meeting attended in person, $1,000 for each board meeting attended via teleconference and $1,000 for each committee meeting attended. In addition, the chairman of the audit committee receives an annual fee of $7,500 and the chairman of each of the nominating and corporate governance and the valuation committees, and any other committee, receives an annual fee of $2,500 for their additional services. For the three months ended June 30, 2022 and 2021, the Company recorded $27,126 and $27,125 of directors’ fees expenses. For the six months ended June 30, 2022 and 2021, the Company recorded $57,252 and $60,250 of directors’ fees expense.
The Company will also reimburse each of the above directors for all reasonable and authorized business expenses in accordance with the Company policies as in effect from time to time, including reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and each committee meeting not held concurrently with a board meeting.

Notes to Unaudited Consolidated Financial Statements
The Company does not pay compensation to the directors who also serve in an executive officer capacity for the Company or Terra Income Advisors.

Note 9. Capital
As of June 30, 2022, the Company had 8,125,458 shares of common stock outstanding.
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

The following table provides information with respect to the repurchases of the Company’s common stock for the year ended December 31, 2021. There were no shares repurchased for the six months ended June 30, 2022.

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

Note 10. Net Increase in Net Assets
Income per share is computed by dividing income available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of June 30, 2022 and December 31, 2021, there were no dilutive shares.

Notes to Unaudited Consolidated Financial Statements
The following information sets forth the computation of the weighted average net increase in net assets per share from operations for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
Basic	2022	2021	2022	2021
Net (decrease) increase in net assets resulting from operations	$(512,270)	$757,545	$1,022,972	$1,497,425
Weighted average common shares outstanding	8,110,168	8,430,683	8,098,531	8,418,048
Net (decrease) increase in net assets per share resulting from operations	$(0.06)	$0.09	$0.13	$0.18
Note 11. Distributions
Distributions from net investment income and capital gain distributions are determined in accordance with U.S. federal income tax regulations, which differ from U.S. GAAP.
The following table reflects the Company’s distributions for the six months ended June 30, 2022 and 2021:

Record Date	Payment Date	Per Share Per Day	Distributions Paid in Cash	Distributions Paid through the DRIP	Total Distributions Paid/Accrued
Six Months Ended June 30, 2022
January 26, 2022	January 31, 2022	$0.001247	238,677	$73,512	$312,189
February 23, 2022	February 28, 2022	0.001247	216,361	65,899	282,260
March 28, 2022	March 31, 2022	0.001247	240,331	72,452	312,783
April 27, 2022	April 30, 2022	0.001247	233,306	69,693	302,999
May 26, 2022	May 29, 2022	0.001247	240,446	72,948	313,394
June 25, 2022	June 30, 2022	0.001247	232,797	70,783	303,580
			$1,401,918	$425,287	$1,827,205

Record Date	Payment Date	Per Share Per Day	Distributions Paid in Cash	Distributions Paid through the DRIP	Total Distributions Paid/Accrued
Six Months Ended June 30, 2021
January 28, 2021	January 31, 2021	$0.001239	$241,041	$81,397	$322,438
February 25, 2021	February 28, 2021	0.001239	219,664	73,721	293,385
March 26, 2021	March 31, 2021	0.001247	244,162	80,961	325,123
April 27, 2021	April 30, 2021	0.001247	237,113	77,707	314,820
May 26, 2021	May 29, 2021	0.001247	245,704	80,070	325,774
June 25, 2021	June 30, 2021	0.001247	238,662	76,745	315,407
			$1,426,346	$470,601	$1,896,947

Notes to Unaudited Consolidated Financial Statements

Note 12. Financial Highlights
The following is a schedule of financial highlights for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
Per share data:
Net asset value at beginning of period	$9.11	$9.07
Results of operations (1):
Net investment income	0.15	0.02
Net change in unrealized (depreciation) appreciation on investments	(0.03)	0.14
Net realized gain on investments	0.01	0.02
Net change in unrealized depreciation on obligations under participation agreements (2)	—	—
Net increase in net assets resulting from operations	0.13	0.18
Stockholder distributions (3):
Distributions from return of capital	(0.21)	(0.11)
Distributions from net investment income	(0.02)	(0.11)
Net decrease in net assets resulting from stockholder distributions	(0.23)	(0.22)
Net asset value, end of period	$9.01	$9.03
Shares outstanding at end of period	8,125,458	8,447,417
Total return (4)	1.38%	2.04%

Ratio/Supplemental data:
Net assets, end of period	$73,207,698	$76,240,633
Ratio of net investment income to average net assets (5)	4.79%	0.89%
Ratio of operating expenses to average net assets (5)(6)(7)	17.70%	11.88%
Portfolio turnover	29.08%	45.29%
_______________
(1)The per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)The impact on net asset value was approximately $0.003 and $0.001 for the six months ended June 30, 2022 and 2021, respectively.
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
(6)Excluding the (reversal on incentive fees) incentive fees on capital gains and transaction costs for the six months ended June 30, 2022 and 2021, the ratio of operating expenses to average net assets was 16.19% and 11.54%, respectively.
(7)Excluding accrued incentive fees on capital gains, transaction costs and interest expense on debt, the ratio of operating expenses to average net assets was 9.42% and 7.55%, respectively.
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
•actual and potential conflicts of interest with any of the following affiliated entities: Terra Income Advisors, LLC (“Terra Income Advisors”), our investment adviser; Terra Capital Partners, LLC (“Terra Capital Partners”), our sponsor; Terra REIT Advisors, LLC, a subsidiary of Terra Capital Partners; Terra Fund Advisors, LLC, an affiliate of Terra Capital Partners; Terra JV, LLC, Terra Secured Income Fund 5, LLC, Terra Secured Income Fund 5 International, Terra Income Fund International and Terra Secured Income Fund 7, LLC, (collectively, the “Terra Income Funds”); Terra Property Trust Inc (“Terra REIT”); Terra Offshore Funds REIT, LLC; Mavik Real Estate Special Opportunities Fund, LP; or any of their affiliates;
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

On May 2, 2022, we, Terra REIT, Terra Merger Sub, LLC, a wholly owned subsidiary of Terra REIT (“Merger Sub”), Terra Income Advisors, LLC and Terra REIT Advisors, LLC, entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, we will be merged with and into Merger Sub, with Merger Sub surviving as a wholly owned subsidiary of Terra REIT, subject to the terms and conditions set forth in the Merger Agreement.
Under the terms of the Merger Agreement, each outstanding share of our common stock will be automatically canceled and converted into the right to receive (i) 0.595 shares (as may be adjusted in accordance with the Merger Agreement) of the newly designated Class B common stock, par value $0.01 per share, of Terra REIT (“Class B Common Stock”) and (ii) cash in lieu of any fractional shares of Class B Common Stock otherwise issuable. Except with respect to conversion, the shares of Class B Common Stock issued in the merger will have dividend, distribution and other rights identical to those of the existing shares of common stock of Terra REIT. The shares of Class B Common Stock will automatically convert into an equal number of shares of Terra REIT’s newly designated Class A common stock, par value $0.01 per share (“Class A Common Stock”), on specified dates following any listing of shares of Class A Common Stock for trading on a national securities exchange, subject to certain conditions.
The transaction is expected to drive increased efficiency for the combined company while expanding the scale and diversification of its portfolio. In addition to enhancing access to capital markets and increasing liquidity options for current and future stockholders, the combination positions Terra REIT for long-term, sustainable growth and success.
Upon the closing of the merger, Terra REIT’s existing stockholders are expected to own approximately 80.2% of the combined company’s common stock, while our former stockholders are expected to own approximately 19.8% of the combined company’s common stock. In the event of a termination of the Merger Agreement under specified circumstances, we will be required to pay Terra REIT a termination fee of approximately $2.6 million, with a lower fee of approximately $1.1 million payable upon a termination by us to enter into a definitive agreement within 60 days of execution of the Merger Agreement with a person who submits a qualified acquisition proposal within 30 days of execution of the Merger Agreement.
The merger is expected to close during the third quarter of 2022, subject to the required approvals by our stockholders and other customary closing conditions. There can be no assurances that the merger will close.
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
As the COVID-19 pandemic has evolved from its emergence in early 2020, so has its global impact. Many countries have at times re-instituted, or strongly encouraged, varying levels of quarantines and restrictions on travel and in some cases have at times limited operations of certain businesses and taken other restrictive measures designed to help slow the spread of COVID-19 and its variants. Governments and businesses have also instituted vaccine mandates and testing requirements for employees. While vaccine availability and uptake has increased, the longer-term macro-economic effects on global supply chains, inflation, labor shortages and wage increases continue to impact many industries, including the collateral underlying certain of our loans. Moreover, with the potential for new strains of COVID-19 or outbreaks of other infectious diseases, governments and businesses may re-impose aggressive measures to help slow the spread of infectious diseases in the future. For this reason, among others, as the COVID-19 pandemic continues, the potential global impacts are uncertain and difficult to assess.
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

	June 30, 2022
	Gross Loan Investments		Transfers Treated as Obligations Under Participation Agreements		Net Loan Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair value
American Gilsonite Company	$21,214,264	$21,430,246	$—	$—	$21,214,264	$21,430,246
370 Lex Part Deux, LLC	21,284,014	20,713,355	—	—	21,284,014	20,713,355
Hillsborough Owners LLC	19,328,695	19,492,033	5,798,608	5,847,608	13,530,087	13,644,425
Asano Bankers Hill, LLC	15,932,899	16,147,330	—	—	15,932,899	16,147,330
Ann Street JV LLC	14,100,311	14,272,585	—	—	14,100,311	14,272,585
William A. Shopoff & Cindy I. Shopoff	13,153,712	13,354,211	—	—	13,121,112	13,347,088
RS JZ Driggs, LLC	9,055,003	9,054,036	—	—	9,055,003	9,054,036
Havemeyer TSM LLC	3,284,992	3,321,222	—	—	3,284,992	3,321,222
Dwight Mezz II LLC	3,000,000	2,904,525	—	—	3,000,000	2,904,525
Total loan investments	120,353,890	120,689,543	5,798,608	5,847,608	114,522,682	114,834,812
Marketable securities	—	—	—	—	—	—
Total investments	$120,353,890	$120,689,543	$5,798,608	$5,847,608	$114,522,682	$114,834,812

	December 31, 2021
	Gross Loan Investments		Transfers Treated as Obligations Under Participation Agreements		Net Loan Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair value
American Gilsonite Company	$21,108,623	$21,417,965	$—	$—	$21,108,623	$21,417,965
370 Lex Part Deux, LLC	21,002,365	20,250,306	—	—	21,002,365	20,250,306
Hillsborough Owners LLC	16,026,455	16,279,593	4,807,937	4,883,877	11,218,518	11,395,716
Post Brothers Holdings, LLC	14,897,294	15,100,246	—	—	14,897,294	15,100,246
William A. Shopoff & Cindy I. Shopoff	13,121,112	13,347,088	—	—	13,121,112	13,347,088
RS JZ Driggs, LLC	7,847,256	7,877,552	—	—	7,847,256	7,877,552
Havemeyer TSM LLC	6,810,164	6,874,428	—	—	6,810,164	6,874,428
Ann Street JV LLC	5,320,560	5,482,725	—	—	5,320,560	5,482,725
Dwight Mezz II LLC	3,000,000	3,000,730	—	—	3,000,000	3,000,730
Total loan investments	109,133,829	109,630,633	4,807,937	4,883,877	104,325,892	104,746,756
Marketable securities	789,335	879,272	—	—	789,335	879,272
Total investments	$109,923,164	$110,509,905	$4,807,937	$4,883,877	$105,115,227	$105,626,028

	Three Months Ended June 30,
	2022		2021
	Weighted Average Principal Amount	Weighted Average Coupon Rate	Weighted Average Principal Amount	Weighted Average Coupon Rate
Gross loan investments	$126,930,780	12.7%	$61,762,603	12.6%
Obligations under participation agreements	(5,598,217)	8.3%	(1,940,217)	13.0%
Net loan investments	$121,332,563	12.9%	$59,822,386	12.6%

	Six Months Ended June 30,
	2022		2021
	Weighted Average Principal Amount	Weighted Average Coupon Rate	Weighted Average Principal Amount	Weighted Average Coupon Rate
Gross loan investments	$80,550,941	12.8%	$63,103,927	12.4%
Obligations under participation agreements	(5,377,179)	8.3%	(3,082,418)	13.0%
Net loan investments	$75,173,762	13.1%	$60,021,509	12.4%
Our portfolio is concentrated in a limited number of industries and borrowers, and, as a result, a downturn in any particular industry or borrower in which we are heavily invested may significantly impact the aggregate returns we realize. If an industry in which we are heavily invested suffers from adverse business or economic conditions (as a result of the COVID‑19 pandemic or otherwise), a material portion of our investment could be affected adversely, which, in turn, could adversely affect our financial position and results of operations. For example, as of June 30, 2022, our investments secured by multifamily and mixed-use properties represented approximately 31.9% and 53.2%, respectively, of our net assets. In addition, as of June 30, 2022, we held only nine loan investments and our largest loan investment represented approximately 29.3% of our net assets and our largest three loan investments represented approximately 84.2% of our net assets.
Portfolio Investment Activity
For the three months ended June 30, 2022 and 2021, we invested $4.5 million and $24.2 million in add-on investments, and had $20.3 million and $28.0 million of repayments, resulting in net repayments of $15.8 million and $3.8 million, respectively.
For the six months ended June 30, 2022 and 2021, we invested $45.5 million and $35.0 million in new and add-on investments, and had $35.7 million and $32.1 million of repayments, resulting in net investments of $9.8 million and $2.9 million, respectively.
Our portfolio composition, based on fair value at June 30, 2022 and December 31, 2021 was as follows:

	June 30, 2022			December 31, 2021
	Investments at Fair Value	Percentage of Total Portfolio	Weighted Average Coupon Rate (1)	Investments at Fair Value	Percentage of Total Portfolio	Weighted Average Coupon Rate (1)
Loans	$74,246,719	61.5%	13.2%	$61,281,259	55.4%	12.6%
Loans through participation interest	46,442,824	38.5%	12.5%	48,349,374	43.8%	12.7%
Marketable securities	—	—%	—%	879,272	0.8%	8.5%
Total	$120,689,543	100.0%	12.9%	$110,509,905	100.0%	12.6%
_______________
(1)Based upon the principal value of our investments.
The following table shows the portfolio composition by property type grouping based on fair value at June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Mixed use	$38,960,585	32.2%	$23,154,021	21.0%
Multifamily	23,326,621	19.3%	28,460,523	25.7%
Infrastructure	21,430,246	17.8%	21,417,965	19.4%
Office	20,713,355	17.2%	20,250,306	18.3%
Industrial	13,354,211	11.1%	13,347,088	12.1%
Student housing	2,904,525	2.4%	3,000,730	2.7%
Total loan investments	120,689,543	100.0%	109,630,633	99.2%
Marketable securities	—	—%	879,272	0.8%
Total investments	$120,689,543	100.0%	$110,509,905	100.0%

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
Term Loan
In April 2021, we entered into a credit agreement with a lender to provide for a delayed draw term loan of $25.0 million (the “Term Loan”). The Term Loan currently bears interest at a rate equal to 5.625% and matures on April 9, 2025. As of June 30, 2022, the amount outstanding under the Term Loan was $25.0 million.
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
As of June 30, 2022 and December 31, 2021, obligations under participation agreements at fair value was $5.8 million and $4.9 million and the weighted average contractual interest rate on the obligations under participation agreements was 9.8% and 8.3%, respectively. For the six months ended June 30, 2022, we transferred $1.0 million of investments to affiliates through participation agreements and did not make any repayments on obligations under participation agreements. For the six months ended June 30, 2021, we did not transfer any investments to affiliates through participation agreements and made $4.3 million of repayments on obligations under participation agreements.
Results of Operations
Operating results for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Total investment income	$4,086,884	$2,466,287	$1,620,597	$8,222,659	$4,825,259	$3,397,400
Total operating expenses	3,750,576	2,812,669	937,907	6,534,664	4,617,871	1,916,793
Net investment income (loss) before income taxes	336,308	(346,382)	682,690	1,687,995	207,388	1,480,607
Income tax expense	57,005	—	57,005	496,658	—	496,658
Net investment income (loss)	279,303	(346,382)	625,685	1,191,337	207,388	983,949
Net change in unrealized (depreciation) appreciation on investments	(828,675)	929,350	(1,758,025)	(251,088)	1,110,455	(1,361,543)
Net change in unrealized depreciation on obligations under participation agreements	14,579	3,403	11,176	26,940	8,408	18,532
Net realized gain on investments	22,523	171,174	(148,651)	55,783	171,174	(115,391)
Net (decrease) increase in net assets resulting from operations	$(512,270)	$757,545	$(1,269,815)	$1,022,972	$1,497,425	$(474,453)

Investment Income
The composition of our investment income for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Interest income	$4,078,288	$2,280,833	$1,797,455	$8,165,702	$4,419,224	$3,746,478
Dividend and other income	8,596	185,454	(176,858)	56,957	406,035	(349,078)
Total investment income	$4,086,884	$2,466,287	$1,620,597	$8,222,659	$4,825,259	$3,397,400
Interest Income
For the three and six months ended June 30, 2022 as compared to the same periods in 2021, interest income increased by $1.8 million and $3.7 million, respectively, primarily due to an increase of $1.7 million and $3.5 million on contractual interest income, and an increase of $0.1 million and $0.3 million in the amortization of origination and exit fee income, respectively. Contractual interest income increased as a result of an increase in the weighted average outstanding principal balance as well as an increase in the weighted average coupon rate on our investments. Amortization of origination and exit fee income increased as a result of early repayments of two loans in 2022, at which time we accelerated the amortization of origination and exit fee income on the loans.
Dividend and Other Income
For the three and six months ended June 30, 2022 as compared to the same periods in 2021, dividend and other income decreased by $0.2 million and $0.3 million, respectively, as a result of a decrease in the weighted average investment balance on marketable securities.
Operating Expenses
The composition of our operating expenses for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Base management fees	$670,327	$564,604	$105,723	$1,292,145	$1,040,668	$251,477
(Reversal of incentive fees) Incentive fees on capital gains	(158,315)	220,785	(379,100)	(33,674)	258,007	(291,681)
Operating expense reimbursement to Adviser	316,859	385,365	(68,506)	617,049	640,577	(23,528)
Servicing fees	121,133	130,026	(8,893)	240,107	255,365	(15,258)
Interest expense on unsecured notes payable	766,499	792,662	(26,163)	1,531,038	1,206,879	324,159
Professional fees	234,104	387,912	(153,808)	589,408	638,320	(48,912)
Interest expense from obligations under participation agreements	140,315	98,604	41,711	261,882	240,215	21,667
Interest expense on term loan	410,777	61,291	349,486	682,281	61,291	620,990
Directors’ fees	27,126	27,125	1	57,252	60,250	(2,998)
Insurance expense	61,570	61,949	(379)	128,722	117,826	10,896
Transaction costs	1,145,880	—	1,145,880	1,145,880	—	1,145,880
General and administrative expenses	14,301	82,346	(68,045)	22,574	98,473	(75,899)
Total operating expenses	$3,750,576	$2,812,669	$937,907	$6,534,664	$4,617,871	$1,916,793

    For the three and six months ended June 30, 2022 as compared to the same periods in 2021, total operating expenses increased by $0.9 million and $1.9 million, respectively. The reasons for the changes are stated below.
Base Management Fees
    Under the Investment Advisory Agreement, we pay Terra Income Advisors a base management fee, which is calculated at an annual rate of 2.0% of our average gross assets.

    For the three and six months ended June 30, 2022 as compared to the same periods in 2021, base management fees increased by $0.1 million and $0.3 million, respectively, due to an increase in our gross assets resulting from an increase in funds under management.
(Reversal of Incentive Fees) Incentive Fees on Capital Gains
Under the Investment Advisory Agreement, we pay Terra Income Advisors an incentive fee on capital gains equal to 20.0% of our net realized and unrealized capital gains. No incentive fees on capital gains are actually payable by us with respect to unrealized gains` until those gains are realized.
For the three and six months ended June 30, 2022, we reversed previously recorded incentive fees on capital gains of $0.2 million and $0.03 million, respectively, as a result of a decline in the value of our investments. For the three and six months ended June 30, 2021, incentive fees on capital gains were $0.2 million, and $0.3 million, respectively, resulting from increase in the value of our investments.
Operating Expense Reimbursement to Adviser
    Under the Investment Advisory Agreement, we reimburse Terra Income Advisors for operating expenses incurred in connection with administrative services provided to us, including compensation to administrative personnel.
    For the three and six months ended June 30, 2022 as compared to the same periods in 2021, operating expense reimbursement to Adviser increased by $0.07 million and $0.02 million, respectively, primarily due to an increase in our allocation ratio in relation to affiliated funds managed by Terra Income Advisors and its affiliates as a result of an increase in funds under management.
Interest Expense on Unsecured Notes Payable
In February 2021, we issued $38.4 million in aggregate principal amount of 7.00% fixed-rate notes due 2026.
For the three months ended June 30, 2022 as compared to the same period in 2021, interest expense on unsecured notes payable remained unchanged. For the six months ended June 30, 2022 as compared to the same period in 2021, interest expense on unsecured notes payable increased by $0.3 million, as a result of an increase in the weighted average principal amount outstanding.
Professional Fees
For the three and six months ended June 30, 2022 as compared to the same periods in 2021, professional fees decreased by $0.2 million and $0.05 million, respectively, primarily due to a decrease in the costs of compliance.
Interest Expense on Term Loan
In April 2021, we entered into a credit agreement with a lender to provide for a delayed draw term loan of $25.0 million. The Term Loan currently bears interest at a rate equal to 5.625% and matures on April 9, 2025. We also pay, with respect to any unused portion of the Term Loan, a commitment fee of 0.75% per annum. As of June 30, 2022, the amount outstanding under the Term Loan was $25.0 million.
For the three and six months ended June 30, 2022 as compared to the same periods in 2021, interest expense on Term Loan increased by $0.3 million and $0.6 million, respectively, as a result of an increase in the weighted average principal amount outstanding.
Transaction Costs
On May 2, 2022, we and Terra REIT entered into the Merger Agreement pursuant to which we will merge with and into Merger Sub, with Merger Sub surviving as a wholly owned subsidiary of Terra REIT, subject to the terms and conditions set forth in the Merger Agreement. In connection with the merger, we incurred transaction costs totaling $1.1 million for the three and six months ended June 30, 2022. There were no such costs for the three and six months ended June 30, 2021.
General and Administrative Expenses
For both the three and six months ended June 30, 2022 as compared to the same periods in 2021, general and administrative expenses decreased by $0.1 million as a result of a decrease in state and local franchise tax.
Income Tax Expense
During the third quarter of 2021, we formed a taxable REIT subsidiary (“TRS”) to hold two credit facilities. For the three and six months ended June 30, 2022, pre-tax income attributable to the TRS was $0.2 million and $1.6 million. Based on the effective income tax rate of 29.4% and 30.3%, the provision for income tax for the TRS was $0.1 million and $0.5 million, respectively. There was no such provision for income tax for the three and six months ended June 30, 2021 because the TRS was formed in the third quarter of 2021.
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
2022 — For the three and six months ended June 30, 2022, we recorded decrease in unrealized appreciation on investments of $0.8 million and $0.3 million, respectively, as a result the early repayment of two loans at which time we reversed the unrealized gain on investment as well as a decline in the index rates.
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
Net Realized Gain on Investments
For the three and six months ended June 30, 2022, we sold marketable securities and recognized a net gain on investments of $0.02 million and $0.06 million, respectively. For both the three and six months ended June 30, 2021, we sold certain marketable securities and recognized a net realized gain on investments of $0.2 million.
Net (Decrease) Increase in Net Assets Resulting from Operations
For the three months ended June 30, 2022 and 2021, we recorded a net (decrease) increase in net assets resulting from operations of $(0.5) million and $0.8 million, respectively. Based on the weighted average shares of common stock outstanding, our per share net (decrease) increase in net assets resulting from operations was $(0.06) and $0.09, respectively.
For the six months ended June 30, 2022 and 2021, we recorded a net increase in net assets resulting from operations of $1.0 million and $1.5 million, respectively. Based on the weighted average shares of common stock outstanding, our per share net increase in net assets resulting from operations was $0.13 and $0.18, respectively.
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
    We may borrow funds to make investments to the extent we determine that leveraging our portfolio would be appropriate. In February 2021, we issued $38.4 million in aggregate principal amount of 7.00% fixed-rate notes due 2026, for net proceeds of $37.2 million after deducting underwriting commissions of $1.2 million. In April 2021, we entered into a credit agreement with a lender to provide for a delayed draw term loan of $25.0 million. The Term Loan currently bears interest at a rate equal to 5.625% and matures on April 9, 2025. As of June 30, 2022, amount outstanding under the Term Loan was $25.0 million.
Certain of our loans provide for commitments to fund the borrower at a future date. As of June 30, 2022, we had three loans with total funding commitments of $40.0 million, of which we funded $33.6 million. We expect to fund $6.4 million of the unfunded commitments to borrowers during the next twelve months.
Cash Flows for the Six Months Ended June 30, 2022
    Operating Activities — For the six months ended June 30, 2022, net cash used in operating activities was $12.1 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, repayments and sales of portfolio investments, among other factors. Cash flows used in operating activities for the six months ended June 30, 2022 were primarily related to purchases of investments of $45.5 million, partially offset by repayments and proceeds from sale of investments of $35.7 million and cash generated from operations of $2.3 million.
    Financing Activities — For the six months ended June 30, 2022, net cash provided by financing activities was $19.6 million, primarily related to proceeds from borrowings under the Term Loan of $20.0 million and proceeds from obligations under participation agreements of $1.0 million, partially offset by distributions paid to stockholders of $1.4 million.
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
The following table presents a summary of such fees and reimbursements in accordance with the terms of the related agreements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Amounts Included in the Statements of Operations
Base management fees	$670,327	$564,604	$1,292,145	$1,040,668
(Reversal of incentive fees) Incentive fees on capital gains	(158,315)	220,785	(33,674)	258,007
Operating expense reimbursement to Adviser	316,859	385,365	617,049	640,577
Servicing fees	121,133	130,026	240,107	255,365
REIT Status and Distributions
    We elected to be taxed as a REIT under the Code commencing with our short taxable year beginning October 1, 2018 and ending December 31, 2018, and we believe we have operated in such a manner to continue to be taxed as a REIT for federal income tax purposes. In order to qualify as a REIT, we are required, among other things, to distribute dividends equal to at least

90% of our REIT net taxable income to the stockholders annually and meet certain tests regarding the nature of our income and assets. As long as the distributions are declared by the later of the fifteenth day of the ninth month following the close of the taxable year or the due date of the tax return, including extensions, distributions paid up to one year after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We are also subject to nondeductible federal excise taxes if we do not distribute at least 85.0% of our ordinary income, 95.0% of our capital gain net income, if any, and any recognized and undistributed income from prior years on which we paid no federal income taxes. For the three and six months ended June 30, 2022 and 2021, we have made sufficient distributions to our stockholders to qualify to be taxed as a REIT and to preclude the imposition of either U.S. federal corporate income or excise taxation.
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
Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the statements of operations. For the three and six months ended June 30, 2022 and 2021, we did not incur any interest or penalties.
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
Exemptive Relief
    The SEC has granted us exemptive relief from the provisions of Sections 17(d) and 57(a)(4) of the 1940 Act, thereby permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with the Terra Income Funds, Terra REIT, Terra Property Trust 2, Inc. and any future BDC or closed-end management investment company that is registered under the 1940 Act and is advised by Terra Income Advisors or its affiliated investment advisers (the “Co-Investment Affiliates”). However, we will be prohibited from engaging in certain transactions with our affiliates even under the terms of this exemptive order. We believe the relief granted to us under this exemptive order may not only enhance our ability to further our investment objectives and strategies, but may also increase favorable investment opportunities for us, in part by allowing us to participate in larger investments, together with our Co-Investment Affiliates, than would be available to us in the absence of such relief.
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
As of June 30, 2022, we had two investments with a net principal balance of $40.7 million that provides for interest income indexed to the London Interbank Offered Rate (“LIBOR”) and is subject to a LIBOR floor. A decrease of 1% in LIBOR would decrease our annual interest income by $0.2 million and an increase of 1% in LIBOR would increase our annual interest income by $0.3 million. Additionally, as of June 30, 2022, we had one investment with a net principal balance of $16.0 million that provides for interest income indexed to the Secured Overnight Financing Rate (“SOFR”) and is subject to a SOFR floor. A decrease of 1% in SOFR would decrease our annual interest income by $0.1 million and an increase of 1% in SOFR would increase our annual interest income by $0.2 million.
We may hedge against interest rate and currency exchange rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts, subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. For the three and six months ended June 30, 2022 and 2021, we did not engage in interest rate hedging activities.
In addition, we may have risks regarding portfolio valuation. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Valuation of Investments.”
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
    As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
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

Item 1A. Risk Factors.
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2021 other than the one below.
Inflation in the U.S. has accelerated recently and is currently expected to continue at an elevated level in the near-to medium-term. Further, heightened competition for workers, supply chain issues, the relocation of foreign production and manufacturing businesses to the U.S., and rising energy and commodity prices have contributed to increasing wages and other economic inputs. Higher inflation and rising input costs may have adverse effects on our commercial real estate-related loans, commercial real estate-related debt securities and select commercial real estate equity investments, which are subject to the risks typically associated with real estate. Inflation can negatively impact the profitability of real estate assets with long-term leases that do not provide for short-term rent increases or that provide for rent increases with a lower annual percentage increase than inflation. Continued inflation, particularly at higher levels, may have an adverse impact on the valuation of our investments.

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
2.1
Agreement and Plan of Merger, dated as of May 2, 2022, by and among Terra Property Trust, Inc., Terra Income Fund 6, Inc., Terra Merger Sub, LLC, Terra Income Advisors, LLC and Terra REIT Advisors, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on April 29, 2022.)

3.1
Articles of Amendment and Restatement of Terra Income Fund 6, Inc. (incorporated by reference to Exhibit (a) to Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-202399) filed with the SEC on May 12, 2015.)

3.2
Articles of Amendment to the Articles of Amendment and Restatement of Terra Income Fund 6, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on May 1, 2019.)

Exhibit No.	Description and Method of Filing
3.3	Amendment No. 1 to the Amended and Restated Bylaws of Terra Income Fund 6, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on April 29, 2022.)
3.4
Amended and Restated Bylaws of Terra Income Fund 6, Inc. (incorporated by reference to Exhibit (b) to Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-202399) filed with the SEC on May 12, 2015.)

4.1	Form of Subscription Agreement (incorporated by reference to Appendix A to the Final Prospectus dated February 2, 2018, filed with the SEC on February 2, 2018.)
4.2	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K filed with the SEC on November 16, 2018.)
10.1
Termination Agreement, dated May 2, 2022, by and between Terra Income Fund 6, Inc. and Terra Income Advisors, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 29, 2022.)

10.2	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 29, 2022.)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 8, 2022

TERRA INCOME FUND 6, INC.

By:	/s/ Vikram S. Uppal
Vikram S. Uppal
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Gregory M. Pinkus
Gregory M. Pinkus
Chief Financial Officer, Chief Operating Officer,
Treasurer and Secretary
(Principal Financial and Accounting Officer)