Form 10-Q
period 2022-09-30
Terra Income Fund 6, LLC
filed 2022-11-14
CIK 1577134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-55429
Terra Income Fund 6, LLC
(Exact name of registrant as specified in its charter)

Delaware	92-0548263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
205 West 28th Street, 12th Floor
New York, New York 10001
(Address of principal executive offices) (Zip Code)
(212) 753-5100
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
7.00% Notes due 2026	TFSA	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
Units of Limited Liability Company Interests
(Title of Class)
    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ☐	☐
Non-accelerated filer	☑	Smaller reporting company ☐	☐
		Emerging growth company ☐	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
All of the limited liability company interest in the registrant is held by an affiliate of the registrant. No market value has been computed based upon the fact that no active trading market had been established as of the date of this document.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Terra Income Fund 6, LLC
(Successor of Terra Income Fund 6, Inc.)
Consolidated Statements of Assets and Liabilities

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Investments, at fair value — non-controlled (amortized cost of $75,818,192 and $60,352,932, respectively)	$76,311,192	$61,281,259
Investment through participation interest, at fair value — non-controlled (amortized cost of $40,089,419 and $48,780,897, respectively) (Note 4)	36,738,949	48,349,374
Marketable securities, at fair value — non-controlled (cost of $0 and $789,335, respectively)	—	879,272
Total investments	113,050,141	110,509,905
Cash and cash equivalents	24,321,951	12,232,256
Restricted cash	260,614	224,618
Interest receivable	1,367,044	1,450,451
Prepaid expenses and other assets	55,465	314,945
Total assets	139,055,215	124,732,175
Liabilities
Unsecured notes payable (net of unamortized debt issuance costs of $1,592,537 and $1,877,388)	36,782,463	36,497,612
Term loan payable (net of unamortized debt issuance costs of $720,919 and $829,836)	24,279,081	4,170,164
Obligations under participation agreements, at fair value (proceeds of $6,088,283 and $4,863,009, respectively) (Note 4)	6,114,979	4,883,877
Interest reserve and other deposits held on investments	260,614	224,618
Due to related party	—	3,108,922
Due to Adviser, net	682,541	843,040
Accrued expenses	740,824	651,637
Interest payable from obligations under participation agreements	53,186	—
Other liabilities	387,446	765,661
Total liabilities	69,301,134	51,145,531
Net assets	$69,754,081	$73,586,644
Commitments and contingencies (See Note 6)
Components of net assets:
Common stock, $0.001 par value, 450,000,000 shares authorized, and 8,149,311 and 8,078,627 shares issued and outstanding, respectively	$8,149	$8,079
Capital in excess of par	72,754,590	72,902,542
Accumulated (deficit) net income	(3,008,658)	676,023
Net assets	$69,754,081	$73,586,644
Net asset value per share	$8.56	$9.11

See notes to unaudited consolidated financial statements.

Terra Income Fund 6, LLC
(Successor of Terra Income Fund 6, Inc.)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Investment income
Interest income	$3,483,242	$4,105,800	$11,648,944	$8,525,024
Prepayment fee income	—	485,236	—	485,236
Dividend and other income	5,864	218,821	62,821	624,856
Total investment income	3,489,106	4,809,857	11,711,765	9,635,116
Operating expenses
Base management fees	672,685	566,213	1,964,830	1,606,881
(Reversal of incentive fees) incentive fees on capital gains (1)	(68,486)	(90,614)	(102,160)	167,393
Operating expense reimbursement to Adviser (Note 4)	329,885	255,947	946,934	896,524
(Reversal of) Servicing fees (Note 2, Note 4)	(361,611)	125,197	(121,504)	380,562
Interest expense on unsecured notes payable	768,500	733,611	2,299,538	1,940,490
Professional fees	550,367	343,576	1,139,775	981,896
Interest expense from obligations under participation agreements (Note 4)	171,740	1,186,970	433,622	1,427,185
Interest expense on term loan	419,516	99,778	1,101,797	161,069
Directors’ fees	27,126	26,147	84,378	86,397
Insurance expense	61,571	61,949	190,293	179,775
Transaction costs (Note 1)	313,882	—	1,459,762	—
General and administrative expenses	54,051	6,948	76,625	105,421
Total operating expenses	2,939,226	3,315,722	9,473,890	7,933,593
Net investment income before income taxes	549,880	1,494,135	2,237,875	1,701,523
Income tax expense	109,129	114,635	605,787	114,635
Net investment income	440,751	1,379,500	1,632,088	1,586,888
Net change in unrealized (depreciation) appreciation on investments	(3,193,123)	(720,210)	(3,444,211)	390,245
Net change in unrealized depreciation on obligations under participation agreements	15,188	—	42,128	8,408
Net realized gain on investments	—	95,966	55,783	267,140
Net (decrease) increase in net assets resulting from operations	$(2,737,184)	$755,256	$(1,714,212)	$2,252,681

Per common share data:
Net investment income per share	$0.05	$0.16	$0.20	$0.19
Net (decrease) increase in net assets resulting from operations per share	$(0.34)	$0.09	$(0.21)	$0.27
Weighted average common shares outstanding	8,133,695	8,454,068	8,110,351	8,430,186
_______________
(1)For the three and nine months ended September 30, 2022, Terra Income Fund 6, Inc. (“Terra BDC”) reversed previously accrued incentive fees on capital gains of $68,486 and $102,160, respectively. Terra BDC also reversed previously accrued incentive fees on capital gains of $90,614 for the three months ended September 30, 2021. Incentive fees on capital gains were based on 20% of net realized and unrealized capital gains. No incentive fees on capital gains were actually payable by Terra BDC with respect to unrealized gains unless and until those gains were realized.
See notes to unaudited consolidated financial statements.

Terra Income Fund 6, LLC
(Successor of Terra Income Fund 6, Inc.)
Consolidated Statements of Changes in Net Assets
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operations
Net investment income	$440,751	$1,379,500	$1,632,088	$1,586,888
Net change in unrealized (depreciation) appreciation on investments	(3,193,123)	(720,210)	(3,444,211)	390,245
Net change in unrealized depreciation on obligations under participation agreements	15,188	—	42,128	8,408
Net realized gain on investments	—	95,966	55,783	267,140
Net (decrease) increase in net assets resulting from operations	(2,737,184)	755,256	(1,714,212)	2,252,681
Stockholder distributions
Distributions from return of capital	—	—	(789,506)	(577,226)
Distributions from net investment income	(932,777)	(969,979)	(1,970,476)	(2,289,700)
Net decrease in net assets resulting from stockholder distributions	(932,777)	(969,979)	(2,759,982)	(2,866,926)
Capital share transactions
Reinvestment of stockholder distributions	216,344	230,633	641,631	701,234
Repurchases of common stock	—	(1,896,105)	—	(1,902,284)
Net increase (decrease) in net assets resulting from capital share transactions	216,344	(1,665,472)	641,631	(1,201,050)
Net decrease in net assets	(3,453,617)	(1,880,195)	(3,832,563)	(1,815,295)
Net assets, at beginning of period	73,207,698	76,240,633	73,586,644	76,175,733
Net assets, at end of period	$69,754,081	$74,360,438	$69,754,081	$74,360,438

Capital share activity
Shares outstanding, at beginning of period	8,125,458	8,447,417	8,078,627	8,396,435
Shares issued from reinvestment of stockholder distributions	23,853	25,521	70,684	77,185
Shares repurchased	—	(209,978)	—	(210,660)
Shares outstanding, at end of period	8,149,311	8,262,960	8,149,311	8,262,960

See notes to unaudited consolidated financial statements.

Terra Income Fund 6, LLC
(Successor of Terra Income Fund 6, Inc.)
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net (decrease) increase in net assets resulting from operations	$(1,714,212)	$2,252,681
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized depreciation (appreciation) on investments	3,444,211	(390,245)
Net change in unrealized depreciation on obligations under participation agreements	(42,128)	(8,408)
Net realized gain on investments	(55,783)	(267,140)
Amortization and accretion of investment-related fees, net	(731,252)	(630,880)
Amortization of discount on debt issuance	273,293	102,729
Amortization of deferred financing costs	182,974	171,677
Paid-in-kind interest, net	—	(94,524)
Purchases of investments	(48,077,115)	(103,350,399)
Repayments and proceeds from sale of investments	42,927,659	77,879,346
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable	83,407	(660,753)
Decrease in prepaid expenses and other assets	259,480	103,179
Increase (decrease) in interest reserve and other deposits held on investments	35,996	(599,315)
Decrease in due to related party	(3,108,922)	—
(Decrease) increase in due to Adviser, net	(160,499)	168,793
Increase in accrued expenses	89,187	143,111
Increase (decrease) in interest payable from obligations under participation agreements	53,186	(93,618)
(Decrease) increase in other liabilities	(378,215)	631,063
Net cash used in operating activities	(6,918,733)	(24,642,703)
Cash flows from financing activities:
Proceeds from issuance of unsecured notes payable, net of discount	—	37,175,781
Proceeds from obligations under participation agreements	1,225,275	21,223,404
Repayment of obligations under participation agreements	—	(25,728,138)
Proceeds from borrowings under term loan payable	19,937,500	4,375,000
Payments of stockholder distributions	(2,118,351)	(2,165,692)
Payments of financing costs	—	(1,290,829)
Payments for repurchases of common stock	—	(1,881,229)
Net cash provided by financing activities	19,044,424	31,708,297
Net increase in cash, cash equivalents and restricted cash	12,125,691	7,065,594
Cash, cash equivalents and restricted cash, at beginning of period	12,456,874	14,302,689
Cash, cash equivalents and restricted cash, at end of period (Note 2)	$24,582,565	$21,368,283

Supplemental disclosure of cash flow information:
Interest paid on debt	$3,229,592	$3,073,255
Income taxes paid	$626,413	$—
Supplemental non-cash information:
Reinvestment of stockholder distributions	$641,631	$701,234
See notes to unaudited consolidated financial statements.

Terra Income Fund 6, LLC
(Successor of Terra Income Fund 6, Inc.)
Consolidated Schedule of Investments (Unaudited)
September 30, 2022

Portfolio Company (1)	Collateral Location	Property Type	Coupon Rate (2)	Current Interest Rate	Exit Fee	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (3)	% of Net Assets (4)
Loan investments — non-controlled
Mezzanine loans:
Dwight Mezz II, LLC	US - CA	Student housing	11.00%	11.00%	0.00%	5/11/2017	5/6/2027	$3,000,000	$3,000,000	$2,864,661	4.1%
Havemeyer TSM LLC (5)(7)	US - NY	Mixed-use	15.00%	15.00%	1.00%	12/18/2020	12/1/2022	3,282,208	3,301,807	3,315,293	4.8%
									6,301,807	6,179,954	8.9%
Preferred equity investments:
RS JZ Driggs, LLC (6)(7)(8)	US - NY	Multifamily	12.25%	12.25%	1.00%	5/1/2018	1/1/2021	2,389,951	2,430,951	2,389,951	3.4%
370 Lex Part Deux, LLC (6)(7)(9)	US - NY	Office	LIBOR + 8.25% (2.44% Floor)	11.39%	0.00%	12/17/2018	1/9/2023	21,204,069	21,186,500	17,675,000	25.4%
Ann Street JV LLC	US - GA	Multifamily	14.00%	14.00%	1.00%	11/12/2021	6/7/2024	14,684,968	14,648,213	14,799,685	21.2%
Asano Bankers Hill, LLC	US - CA	Mixed-use	SOFR + 15.00% (0.25% Floor)	17.47%	1.00%	2/2/2022	7/31/2024	16,699,699	16,631,855	16,819,417	24.1%
									54,897,519	51,684,053	74.1%
First mortgages:
American Gilsonite Company	US - UT	Infrastructure	14.00%	14.00%	1.00%	8/31/2021	8/31/2023	21,250,000	21,267,563	21,444,155	30.7%
Hillsborough Owners LLC (10)(11)	US - NC	Mixed-use	LIBOR + 8.00% (0.25% Floor)	11.14%	1.00%	10/27/2021	11/1/2023	20,294,278	20,270,561	20,383,274	29.2%
									41,538,124	41,827,429	59.9%
Credit facility:
William A. Shopoff & Cindy I. Shopoff (6)(7)(12)	US - CA	Industrial	15.00%	15.00%	1.00%	10/4/2021	4/4/2023	13,237,500	13,170,161	13,358,705	19.2%
									13,170,161	13,358,705	19.2%

Total loan investments — non-controlled									$115,907,611	$113,050,141	162.1%
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
(4)Percentages are based on net assets of $69.8 million as of September 30, 2022.

(5)Participation interest is with Mavik Real Estate Special Opportunities Fund REIT, LLC, a related-party real estate investment trust managed by an affiliate of the Company’s sponsor. The Company committed to fund up to $8.5 million on this investment. On May 31, 2022, the borrower made a partial repayment of $4.8 million. As of September 30, 2022, the was no unfunded commitment on this investment.
(6)Participation interest is with Terra Property Trust, Inc., a related-party real estate investment trust managed by an affiliate of the Company’s sponsor.
(7)The Company acquired these investments through participation agreements. See “Participation Agreements” in Note 4 in the accompanying notes to the consolidated financial statements.
(8)This investment is currently in maturity default. The Company initiated a litigation to seek full repayment of the loan from the sponsor.
(9)This loan is currently in default because certain conditions in the Limited Liability Company Agreement were not met. For both the three and nine months ended September 30, 2022, the Company suspended interest income accrual of $0.5 million on this loan, because recovery of such income was doubtful.
(10)The loan participation from the Company does not qualify for sale accounting and therefore, this loan remains in the Consolidated Schedule of Investments. See “Obligations under Participation Agreements” in Note 3 in the accompanying notes to the consolidated financial statements.
(11)The Company sold a portion of its interest in this investment to Terra Property Trust, Inc. pursuant to a participation agreement.
(12)As of September 30, 2022, the facility was fully funded.

See notes to unaudited consolidated financial statements.

Terra Income Fund 6, LLC
(Successor of Terra Income Fund 6, Inc.)
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

Terra Income Fund 6, LLC
(Successor of Terra Income Fund 6, Inc.)
Notes to Consolidated Financial Statements (Unaudited)
Note 1. Principal Business and Organization
Terra Income Fund 6, LLC (formerly “Terra Merger Sub, LLC”) (“Terra LLC”) was formed as a Delaware limited liability company on April 29, 2022 as a wholly owned subsidiary of Terra Property Trust, Inc. (“Terra REIT”). On October 1, 2022, pursuant to an Agreement and Plan of Merger, dated as of May 2, 2022 (as amended, the “Merger Agreement”), Terra Income Fund 6, Inc. (“Terra BDC”) merged with and into Terra LLC, with Terra LLC continuing as the surviving entity of the merger (the “Merger”) (Note 13). Subsequent to the Merger, Terra LLC became the successor of Terra BDC and assumed all of Terra BDC’s rights and obligations. As context requires, the “Company” refers to Terra BDC prior to the Merger and its successor, Terra LLC, after the Merger. In connection with the Merger, the Company incurred transaction costs totaling $0.3 million and $1.5 million for the three and nine months ended September 30, 2022, respectively.
Terra BDC was incorporated under the general corporation laws of the State of Maryland on May 15, 2013. On March 2, 2015, Terra BDC filed a public registration statement on Form N-2 with the Securities and Exchange Commission (the “SEC”) to offer a minimum of $2.0 million of common stock and a maximum of $1.0 billion of common stock in a continuous public offering (the “Offering”). Terra BDC formally commenced operations on June 24, 2015, upon raising gross proceeds in excess of $2.0 million from sales of shares of its common stock in the Offering, including sales to persons who were affiliated with Terra BDC or its adviser, Terra Income Advisors, LLC (“Terra Income Advisors” or the “Adviser”). During the offering period, which ended on April 20, 2018, Terra BDC sold 8,878,606 shares of common stock, including shares purchased by Terra Capital Partners, LLC (“Terra Capital Partners”),Terra BDC’s sponsor, and excluding shares sold through the distribution reinvestment plan (“DRIP”), in both an initial private placement and from the Offering, for gross proceeds of $103.6 million. Terra BDC elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). On September 29, 2022, Terra BDC withdrew its election to be regulated as a BDC. Terra BDC was an externally managed, non-diversified, closed-end management investment company that elected to be taxed and qualified annually thereafter, as a real estate investment trust (“REIT”) for U.S. federal income tax purposes under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Subsequent to the Merger, Terra LLC’s sole member will be responsible for paying tax, if any, on the Company’s taxable income.
Terra BDC’s investment activities were externally managed by Terra Income Advisors, a private investment firm affiliated with Terra BDC, pursuant to an investment advisory and administrative services agreement (the “Investment Advisory Agreement”), under the oversight of Terra BDC's board of directors (the “Terra BDC Board”), a majority of whom were independent directors. In connection of the Merger, the Investment Advisory Agreement was terminated and the former members of the Terra BDC Board were elected to the board of directors of Terra REIT. Terra LLC does not have a board of directors and Terra REIT is the sole and managing member of Terra LLC.
Terra BDC previously retained Terra Capital Markets, LLC (“Terra Capital Markets”), an affiliate of Terra Income Advisors, to serve as the dealer manager of the Offering pursuant to the second amended and restated dealer manager agreement dated September 30, 2017 between Terra BDC and Terra Capital Markets (the “Dealer Manager Agreement”). As the dealer manager, Terra Capital Markets was responsible for marketing Terra BDC’s shares being offered pursuant to the Offering, which ended on April 20, 2018. On December 23, 2020, Terra Capital Markets assigned certain of its administrative functions and certain obligations under the Dealer Manager Agreement to Terra BDC (see Note 4).
In February 2021, Terra BDC issued $38.4 million in aggregate principal amount of 7.00% fixed-rate notes due 2026, for net proceeds of $37.2 million, after deducting underwriting commissions of $1.2 million, see “Unsecured Notes Payable” in Note 5 for more information.
On April 1, 2021, Mavik Capital Management, LP (“Mavik”), an entity controlled by Vikram S. Uppal, the then Chief Executive Officer of Terra BDC, completed a series of related transactions that resulted in all of the outstanding interests in Terra Capital Partners being acquired by Mavik for a combination of cash and interests in Mavik (the “Recapitalization”). Following the series of transactions described below, Terra Income Advisors is ultimately controlled by Mavik.
Prior to the Recapitalization, Terra Capital Partners was the immediate parent and managing member of Terra Income Advisors, and was ultimately controlled by Axar Real Estate Capital Group LLC (“Axar RE Manager”). In connection with the Recapitalization, Axar RE Manager assumed direct control of Terra Income Advisors by becoming its manager. Thus, the same parties that controlled Terra Income Advisors prior to the consummation of the Recapitalization maintained control of Terra Income Advisors, and by the terms of the Recapitalization continued to do so until a new investment advisory and administrative services agreement between Terra BDC and Terra Income Advisors was approved by the affirmative vote of a majority of the outstanding shares of common stock entitled to vote at the 2021 annual meeting of stockholders of Terra BDC

Notes to Unaudited Consolidated Financial Statements
on September 22, 2021. Subsequent to the approval of the new investment advisory agreement, Axar RE Manager ceased to be the manager of the Advisor and Terra Capital Partners again became the managing member of Terra Income Advisors.

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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”), and include the accounts of the Company and its consolidated subsidiaries. The accompanying interim consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X. Terra BDC was an investment company, as defined under U.S. GAAP, and applied accounting and reporting guidance in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 946, Financial Services — Investment Companies. The consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the results of operations and financial condition as of and for the periods presented.
Consolidation: As provided under Regulation S-X and ASC Topic 946, the Company will generally not consolidate its investment in a company other than an investment company or controlled operating company whose business consists of providing services to Terra BDC. Accordingly, the Company consolidated the accounts of the Company’s wholly-owned subsidiaries that meet the aforementioned criteria in its consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.
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
    The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s statements of assets and liabilities to the total amount shown in its statements of cash flows:

	September 30,
	2022	2021
Cash and cash equivalents	$24,321,951	$21,368,283
Restricted cash	260,614	—
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$24,582,565	$21,368,283

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

Notes to Unaudited Consolidated Financial Statements
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
Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available actively quoted prices or for which fair value can be measured from actively quoted prices, generally, will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires subjective judgment and consideration of factors specific to the investment. The fair values of the Company’s loan investments were determined in good faith by the Terra BDC Board prior to the Merger and are determined in good faith by the board of directors of Terra REIT after the Merger pursuant to the valuation policy and consistently applied valuation process. It is expected that the Company’s investments will primarily be classified as Level 3 investments. The fair value of the Company’s marketable securities, if any, is determined based on quoted prices in an active market and is classified as Level 1 of the fair value hierarchy.
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
Stockholder Dividends and Distributions:  Dividends and distributions to stockholders, which were determined in accordance with federal income tax regulations, were recorded on the declaration date. The amount to be paid out as a dividend or distribution was approved by the Terra BDC Board. Net realized capital gains, if any, were generally distributed or deemed distributed at least annually. Terra BDC adopted an “opt in” DRIP pursuant to which stockholders may elect to have the full

Notes to Unaudited Consolidated Financial Statements
amount of stockholders cash distributions reinvested in additional shares of common stock. Participants in the DRIP were free to elect to participate or terminate participation in the plan within a reasonable time as specified in the plan. For stockholders who have opted in to the DRIP, they had their cash distributions reinvested in additional shares of common stock, rather than receiving the cash distributions. Pursuant to the DRIP, shares were issued at a price equal to Terra BDC’s most recently disclosed net asset value (“NAV”) per share of its common stock immediately prior to the applicable distribution payment date. In connection with the Merger, the DRIP was terminated and Terra REIT will make monthly distributions to stockholders.
    Incentive Fee on Capital Gains: Pursuant to the terms of the Investment Advisory Agreement, the incentive fee on capital gains was determined and payable in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement). This fee equaled 20.0% of Terra BDC’s incentive fee on capital gains, which equaled the realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, Terra BDC accrued (but did not pay) for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period. While the Investment Advisory Agreement neither included nor contemplated the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute of Certified Public Accountants Technical Practice Aid for investment companies, Terra BDC accrued for this incentive fee to include unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflected the incentive fees that would be payable to Terra Income Advisors if Terra BDC’s entire portfolio was liquidated at its fair value as of the balance sheet date even though Terra Income Advisors was not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized. In connection with the Merger, the Investment Advisory Agreement was terminated and the Company no longer pays any fees to the Adviser. Such fees are now payable by Terra REIT pursuant to its management agreement with its manager. Terra LLC and Terra REIT have entered into a cost sharing arrangement pursuant to which Terra LLC will be responsible for its allocable share of Terra REIT’s expenses, including fees paid by Terra REIT to its manager.
Servicing Fee: Terra BDC paid selected dealers a servicing fee at an annual rate of 0.75% of the most recently published NAV per share, excluding shares sold through the DRIP, in exchange for providing certain administrative support services (Note 4) to stockholders such as establishing and maintaining stockholder accounts, customer service support and assisting stockholders in changing account options, account designations and account addresses. The servicing fee was recorded as expense on the statements of operations in the period in which it was incurred.
Income Taxes:  Terra BDC elected to be taxed as a REIT under the Code commencing with its short taxable year beginning October 1, 2018 and ending December 31, 2018. In order to qualify as a REIT, Terra BDC was required, among other things, to distribute dividends equal to at least 90% of its REIT net taxable income to the stockholders annually and meet certain tests regarding the nature of its income and assets. To the extent any of Terra BDC’s taxable income was not previously distributed, Terra LLC will make a dividend declaration pursuant to Section 858(a)(1) of the Code, allowing Terra LLC to treat certain dividends that were to be distributed after the close of a taxable year as having been paid during the taxable year. As a REIT, Terra BDC was not subject to U.S. federal income taxes on income and gains distributed to the stockholders as long as certain requirements were satisfied, principally relating to the nature of income and the level of distributions, as well as other factors. If Terra BDC failed to qualify as a REIT in any taxable year and did not qualify for certain statutory relief provisions, Terra BDC would be subject to U.S. federal and state income taxes at regular corporate rates beginning with the year in which it failed to qualify and may be precluded from being able to elect to be treated as a REIT for four subsequent taxable years. For the three and nine months ended September 30, 2022 and 2021, Terra BDC satisfied all the requirements for a REIT. Subsequent to the Merger, Terra REIT, the sole member of Terra LLC, will be responsible for paying tax, if any, on the Company’s taxable income.
Terra BDC held certain portfolio company investments through consolidated taxable REIT subsidiaries (“TRSs”). Such subsidiaries may be subject to U.S. federal and state corporate-level income taxes. These consolidated subsidiaries recognized deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between the tax basis of certain assets and liabilities and the reported amounts included in the accompanying consolidated statements of assets and liabilities using the applicable statutory tax rates in effect for the year in which any such temporary differences are expected to reverse.
Terra BDC did not have any uncertain tax positions that met the recognition or measurement criteria under accounting for income taxes, nor did Terra BDC have any unrecognized tax benefits as of the periods presented herein. Terra BDC recognized interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its statements of operations. For the three and nine months ended September 30, 2022 and 2021, Terra BDC did not incur any interest or penalties. Although Terra LLC will file federal and state tax returns, its major tax jurisdiction is federal. Terra BDC’s 2019-2021 federal tax years remain subject to examination by the Internal Revenue Service and the state department of revenue.

Notes to Unaudited Consolidated Financial Statements
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
The coronavirus (“COVID-19”) pandemic has had a significant impact on local, national and global economies and has resulted in a world-wide economic slowdown. As the COVID-19 pandemic evolved from its emergence in early 2020, so has its global impact. During the course of the pandemic, many countries have re-instituted, or strongly encouraged, varying levels of quarantines and restrictions on travel and in some cases have at times limited operations of certain businesses and taken other restrictive measures designed to help slow the spread of COVID-19 and its variants. Governments and businesses have also instituted vaccine mandates and testing requirements for employees. While vaccine availability and uptake has increased, the longer-term macro-economic effects on global supply chains, inflation, labor shortages and wage increases continue to impact many industries, including the collateral underlying certain of the Company’s loans. Moreover, with the potential for new strains of COVID-19 or outbreaks of other infectious diseases, governments and businesses may re-impose aggressive measures to help slow the spread of infectious diseases in the future. For this reason, among others, as the COVID-19 pandemic continues, the potential global impacts are uncertain and difficult to assess. The Company believes the estimates and assumptions underlying its consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2022, however uncertainty over the ultimate impact of COVID-19, rising inflation and increases in interest rates on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of September 30, 2022 inherently less certain than they would be absent the current and potential impacts of COVID-19, macroeconomic changes, and geopolitical events.
The consolidated financial statements include loan investments at fair value of $113.1 million and $109.6 million at September 30, 2022 and December 31, 2021, respectively, and obligations under participation agreements at fair value of $6.1 million and $4.9 million at September 30, 2022 and December 31, 2021, respectively. These fair values have been determined in good faith by the Board. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments and obligations under participation agreements, and the differences could be material.
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

Notes to Unaudited Consolidated Financial Statements
Note 3. Investments and Fair Value
The following tables show the composition of the investment portfolio, at amortized cost and fair value at September 30, 2022 and December 31, 2021, respectively (with corresponding percentage of total portfolio investments):

	September 30, 2022
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Loans	$75,818,192	65.4%	$76,311,192	67.5%
Loans through participation interest (Note 4)	40,089,419	34.6%	36,738,949	32.5%
Marketable securities	—	—%	—	—%
Total	$115,907,611	100.0%	$113,050,141	100.0%

	December 31, 2021
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Loans	$60,352,932	54.9%	$61,281,259	55.4%
Loans through participation interest (Note 4)	48,780,897	44.4%	48,349,374	43.8%
Marketable securities	789,335	0.7%	879,272	0.8%
Total	$109,923,164	100.0%	$110,509,905	100.0%
Obligations under Participation Agreements
    The Company has elected the fair value option relating to accounting for debt obligations at their fair value for its obligations under participation agreements which arose due to partial loan sales which did not meet the criteria for sale treatment. The Company employs the same yield approach valuation methodology used for the real estate-related loan investments on the Company’s obligations under participation agreements. As of September 30, 2022 and December 31, 2021, obligations under participation agreements at fair value was $6.1 million and $4.9 million and the weighted average contractual interest rate on the obligations under participation agreements was 11.1% and 8.3%, respectively. For the nine months ended September 30, 2022, the Company transferred $1.2 million of investments to affiliates through participation agreements and did not make any repayments on obligations under participation agreements. For the nine months ended September 30, 2021, the Company transferred $21.2 million of investments to affiliates through participation agreements and made $25.7 million of repayments on obligations under participation agreements.
Valuation Methodology
    The fair value of the Company’s investment in preferred stock and common stock within the marketable securities portfolio, if any, is determined based on quoted prices in an active market and is classified as Level 1 of the fair value hierarchy. Additionally, the fair value of the Company’s unsecured notes payable is determined based on quoted price in an active market and is also classified as Level 1.
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

Notes to Unaudited Consolidated Financial Statements
metrics and other factors, including the input and recommendation provided by Terra Income Advisors, the valuation committee and any third-party valuation firm, if applicable.
The following tables present fair value measurements of investments, by major class, as of September 30, 2022 and December 31, 2021, according to the fair value hierarchy:

	September 30, 2022
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Loans	$—	$—	$76,311,192	$76,311,192
Loans through participation interest	—	—	36,738,949	36,738,949
Marketable securities	—	—	—	—
Total Investments	$—	$—	$113,050,141	$113,050,141

Obligations under participation agreements	$—	$—	$6,114,979	$6,114,979

	December 31, 2021
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Loans	$—	$—	$61,281,259	$61,281,259
Loans through participation interest	—	—	48,349,374	48,349,374
Marketable securities	879,272	—	—	879,272
Total Investments	$879,272	$—	$109,630,633	$110,509,905

Obligations under participation agreements	$—	$—	$4,883,877	$4,883,877
    Changes in the Company’s Level 3 investments for the nine months ended September 30, 2022 and 2021 were as follows:

	Nine Months Ended September 30, 2022
	Loans	Loans Through Participation	Total Loan Investments	Obligations under Participation Agreements
Balance as of January 1, 2022	$61,281,259	$48,349,374	$109,630,633	$4,883,877
Purchases of investments	29,872,400	18,204,715	48,077,115	—
Repayments of investments	(15,000,000)	(27,082,531)	(42,082,531)	—
Net change in unrealized (depreciation) appreciation on investments	(435,327)	(2,918,956)	(3,354,283)	—
Amortization and accretion of investment-related fees, net	592,860	186,347	779,207	47,955
Proceeds from obligations under participation agreements	—	—	—	1,225,275
Net change in unrealized depreciation on obligations under participation agreements	—	—	—	(42,128)
Balance as of September 30, 2022	$76,311,192	$36,738,949	$113,050,141	$6,114,979
Net change in unrealized appreciation or depreciation for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized appreciation or depreciation on loan investments and obligations under participation agreements	$(232,375)	$(2,918,947)	$(3,151,322)	$(42,128)

Notes to Unaudited Consolidated Financial Statements

	Nine Months Ended September 30, 2021
	Loans	Loans Through Participation	Total Loan Investments	Obligations under Participation Agreements
Balance as of January 1, 2021	$20,209,473	$45,963,805	$66,173,278	$4,293,971
Purchases of investments	65,985,000	27,384,684	93,369,684	—
Repayments of investments	(52,520,000)	(18,871,678)	(71,391,678)	—
Net change in unrealized (depreciation) appreciation on investments	267,447	(29,714)	237,733	—
PIK interest income, net	—	94,524	94,524	—
Amortization and accretion of investment-related fees, net	535,981	314,070	850,051	219,171
Realized loss on loan repayment	—	(168,106)	(168,106)	—
Proceeds from obligations under participation agreements	—	—	—	21,223,404
Repayment of obligations under participation agreements	—	—	—	(25,728,138)
Net change in unrealized depreciation on obligations under participation agreements	—	—	—	(8,408)
Balance as of September 30, 2021	$34,477,901	$54,687,585	$89,165,486	$—
Net change in unrealized appreciation or depreciation for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized depreciation or appreciation on loan investments and obligations under participation agreements	$325,200	$(18,660)	$306,540	$—

    Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur. For the nine months ended September 30, 2022 and 2021, there were no transfers.
Significant Unobservable Inputs
The following table summarizes the significant unobservable inputs used by the Company to value the Level 3 investments as of September 30, 2022 and December 31, 2021. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

September 30, 2022
		Primary Valuation Technique	Unobservable Input	Range		Weighted
Asset Category	Fair Value			Minimum	Maximum	Average
Assets:
Loans	$76,311,192	Discounted cash flow	Discount rate	11.14%	18.04%	14.12%
Loans through participation interest	36,738,949	Discounted cash flow	Discount rate	15.00%	15.25%	15.05%
Total Level 3 Assets	$113,050,141
Liabilities:
Obligations under participation agreements	$6,114,979	Discounted cash flow	Discount rate	11.14%	11.14%	11.14%

December 31, 2021
		Primary Valuation Technique	Unobservable Input	Range		Weighted
Asset Category	Fair Value			Minimum	Maximum	Average
Assets:
Loans	$61,281,259	Discounted cash flow	Discount rate	8.25%	15.00%	12.58%
Loans through participation interest	48,349,374	Discounted cash flow	Discount rate	12.37%	15.00%	14.40%
Total Level 3 Assets	$109,630,633
Liabilities:
Obligations under participation agreements	$4,883,877	Discounted cash flow	Discount rate	8.25%	8.25%	8.25%

Notes to Unaudited Consolidated Financial Statements
    If the weighted average discount rate used to value the Company’s investments were to increase, the fair value of the Company’s investments would decrease. Conversely, if the weighted average discount rate used to value the Company’s investments were to decrease, the fair value of Company’s investments would increase.
Financial Instruments Not Carried at Fair Value
The Company has not elected the fair value option for its unsecured notes payable and term loan payable (Note 5). The table below presents detailed information regarding the unsecured notes payable and term loan payable at September 30, 2022 and December 31, 2021:

		September 30, 2022			December 31, 2021
	Level	Principal Balance	Carrying Value	Fair Value	Principal Balance	Carrying Value	Fair Value
Unsecured notes payable (1)(2)	1	$38,375,000	$36,782,463	$33,770,000	$38,375,000	$36,497,612	$39,403,450
Term loan payable (3)(4)	3	25,000,000	24,279,081	25,000,000	5,000,000	4,170,164	5,000,000
		$63,375,000	$61,061,544	$58,770,000	$43,375,000	$40,667,776	$44,403,450
_______________
(1)Carrying value is net of unamortized issue discount of $0.9 million and $1.0 million, and unamortized deferred financing costs of $0.7 million and $0.9 million as of September 30, 2022 and December 31, 2021, respectively.
(2)Valuation falls under Level 1 of the fair value hierarchy, which is based on the trading price of $22.00 and $25.67 as of the close of business day on September 30, 2022 and December 31, 2021, respectively.
(3)Carrying value is net of unamortized issue discount of $0.5 million and $0.6 million, and unamortized deferred financing costs of $0.2 million and $0.2 million as of September 30, 2022 and December 31, 2021, respectively.
(4)Valuation falls under Level 3 of the fair value hierarchy, which is based on a discounted cash flow model with a discount rate of 5.625%.
Note 4. Related Party Transactions
    Terra BDC entered into various agreements with Terra Income Advisors whereby Terra BDC paid and reimbursed Terra Income Advisors for certain fees and expenses. Additionally, Terra BDC paid Terra Capital Markets certain fees for providing certain administrative support services. In connection with the Merger, the Investment Advisory Agreement was terminated and the Company no longer pays or reimburses the following fees. Such fees are now payable by Terra REIT pursuant to its management agreement with its manager. Terra LLC and Terra REIT have entered into a cost sharing arrangement pursuant to which Terra LLC will be responsible for its allocable share of Terra REIT’s expenses, including fees paid by Terra REIT to its manager.
    The following table presents a summary of such fees and reimbursements in accordance with the terms of the related agreements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Amounts Included in the Statements of Operations
Base management fees	$672,685	$566,213	$1,964,830	$1,606,881
(Reversal of incentive fees) incentive fees on capital gains (1)	(68,486)	(90,614)	(102,160)	167,393
Operating expense reimbursement to Adviser (2)	329,885	255,947	946,934	896,524
_______________
(1)For the three and nine months ended September 30, 2022, Terra BDC reversed previously accrued incentive fees on capital gains of $68,486 and $102,160, respectively. Terra BDC also reversed previously accrued incentive fees on capital gains of $90,614 for the three months ended September 30, 2021. Incentive fees on capital gains were based on 20% of net realized and unrealized capital gains. No incentive fees on capital gains are actually payable by Terra BDC with respect to unrealized gains unless and until those gains are realized.
(2)Amounts were primarily compensation for time spent supporting the Company’s day-to-day operations.
Due to Related Party
As of September 30, 2022, there was no amount due to related party. As of December 31, 2021, amount due to a related party was $3.1 million, primary related to reserve funding held by the Company on a loan originated by an affiliate. The reserve funding was transferred to the affiliate in February 2022.

Notes to Unaudited Consolidated Financial Statements
Due to / Due from Adviser
The Company determines that it has the right of offset on the amounts due to and due from Terra Income Advisors under the guidance in ASC Topic 210, Balance Sheet. As such, the net amount is presented as Due to Adviser, net on the consolidated statements of assets and liabilities.
The following table presents a summary of Due to Adviser, net as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Due to Adviser:
Base management fee and expense reimbursement payable	$682,541	$551,330
Incentive fees on capital gains (1)	—	291,710
	$682,541	$843,040
_______________
(1)As of September 30, 2022, Terra BDC recognized cumulative net realized and unrealized capital losses; therefore no incentive fees on capital gains were accrued. Incentive fees on capital gains are based on 20% of accumulated net realized and unrealized capital gains of $1.5 million as of December 31, 2021. No incentive fees on capital gains were actually payable by Terra BDC with respect to unrealized gains unless and until those gains are realized.
Management and Incentive Fee Compensation to Adviser
Pursuant to the Investment Advisory Agreement, Terra Income Advisors was responsible for Terra BDC’s day-to-day operations. Pursuant to the Investment Advisory Agreement, Terra Income Advisors was paid for its services in two components — a base management fee and an incentive fee. The base management fee was calculated at an annual rate of 2.0% of Terra BDC’s average gross assets. The base management fee was payable quarterly in arrears and calculated based on the average value of Terra BDC’s gross assets at the end of the two most recently completed calendar quarters.
The incentive fee consists of two parts. The first part, which was referred to as the subordinated incentive fee on income, was calculated and payable quarterly in arrears based upon Terra BDC’s “pre-incentive fee net investment income” for the immediately preceding quarter. The subordinated incentive fee on income was subject to a quarterly hurdle rate, expressed as a rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 2.0% (8.0% annualized), subject to a “catch-up” feature. For this purpose, “pre-incentive fee net investment income” meant interest income, dividend income and any other income (including any other fees, other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence and consulting fees or other fees that Terra BDC received from portfolio companies) accrued during the calendar quarter, minus Terra BDC’s operating expenses for the quarter (including the base management fee, expenses reimbursed to Terra Income Advisors under the Investment Advisory Agreement and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero-coupon securities), accrued income that the Company has not yet received in cash. Pre-incentive fee net investment income did not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The calculation of the subordinated incentive fee on income for each quarter was as follows:
•No incentive fee was payable to Terra Income Advisors in any calendar quarter in which Terra BDC’s pre-incentive fee net investment income does not exceed the hurdle rate of 2.0% (8.0% annualized);
•100% of Terra BDC’s pre-incentive fee net investment income, if any, that exceeded the hurdle rate but was less than or equal to 2.5% in any calendar quarter (10.0% annualized) was payable to Terra Income Advisors, all or any portion of which may be waived or deferred in Terra Income Advisors’s discretion. This portion of the pre-incentive fee net investment income (which exceeds the hurdle rate but is less than or equal to 2.5%) was referred to as the “catch-up.” The catch-up provision was intended to provide Terra Income Advisors with an incentive fee of 20.0% on all of Terra BDC’s pre-incentive fee net investment income when Terra BDC’s pre-incentive fee net investment income reaches 2.5% in any calendar quarter; and
•20.0% of the amount of Terra BDC’s pre-incentive fee net investment income, if any, that exceeded 2.5% in any calendar quarter (10.0% annualized) was payable to Terra Income Advisors once the hurdle rate was reached and the catch-up was achieved.
The second part of the incentive fee, which was referred to as the incentive fee on capital gains, was an incentive fee on capital gains earned on liquidated investments from the portfolio and was determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee equaled 20.0% of Terra BDC’s incentive fee on capital gains, which equaled the realized capital gains on a cumulative basis from inception, calculated as of

Notes to Unaudited Consolidated Financial Statements
the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, Terra BDC accrued (but did not pay) for the unrealized capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.
Operating Expenses
Terra BDC reimbursed Terra Income Advisors for operating expenses incurred in connection with administrative services provided to Terra BDC, including compensation to administrative personnel. Terra BDC did not reimburse Terra Income Advisors for personnel costs in connection with services for which Terra Income Advisors receives a separate fee. In addition, Terra BDC did not reimburse Terra Income Advisors for (i) rent or depreciation, capital equipment or other costs of Terra Income Advisors’s own administrative items, or (ii) salaries, fringe benefits, travel expenses and other administrative items incurred or allocated to any controlling person of Terra Income Advisors.
Servicing Plan
On September 30, 2017, the Terra BDC Board adopted the servicing plan (the “Servicing Plan”). Pursuant to the Servicing Plan, Terra Capital Markets was entitled to receive a servicing fee at an annual rate of 1.125% of the most recently published NAV per share of Terra BDC’s common stock, of which up to 0.75% was reallowed to selected dealers, in exchange for providing certain administrative support services. With respect to each share sold, excluding shares sold through the DRIP, the servicing fee was payable annually on the anniversary of the applicable month of purchase.
On December 23, 2020, Terra Capital Markets assigned to Terra BDC certain of its administration support services and certain obligations under the Dealer Manager Agreement, including making future payments of the previously reallowed servicing fee under the Servicing Plan directly to selected dealers, effectively reducing the servicing fee to 0.75%. In connection with the Merger, the Servicing Plan was terminated.
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
Participation interest purchased by the Company: The below tables list the investment interests participated by the Company via participation agreement (each, a “PA”) as of September 30, 2022 and December 31, 2021. In accordance with the terms of each PA, each participant’s rights and obligations, including interest income and other income (e.g., exit fee and prepayment income) and related fees/expenses are based upon its respective pro-rata participation interest in such investments, as specified in the respective PA. The Company’s share of the investment is repayable only from the proceeds received from the related borrower/issuer of the investment, and therefore the Company is also subject to the credit risk (i.e., risk of default by the underlying borrower/issuer).
Pursuant to each PA, the affiliated fund receives and allocates the interest income and other related investment incomes in respect of the investment to the Company. The Company pays related expenses (i.e., the base management fee) directly to Terra Income Advisors.

Notes to Unaudited Consolidated Financial Statements

	September 30, 2022			December 31, 2021
	Participating Interests	Principal Balance	Fair Value	Participating Interests	Principal Balance	Fair Value
370 Lex Part Deux, LLC (1)	35.0%	21,204,069	17,675,000	35.0%	21,004,423	20,250,306
Havemeyer TSM LLC (2)	23.0%	3,282,208	3,315,293	23.0%	6,808,000	6,874,428
RS JZ Driggs, LLC (1)	50.0%	2,389,951	2,389,951	50.0%	7,806,257	7,877,552
William A. Shopoff & Cindy I. Shopoff (1)	53.0%	13,237,500	13,358,705	53.0%	13,237,500	13,347,088
Total		$40,113,728	$36,738,949		$48,856,180	$48,349,374
_______________
(1)The loan is held in the name of Terra REIT, an affiliated entity managed by a subsidiary of Terra Capital Partners.
(2)The loan is held in the name of Mavik Real Estate Special Opportunities Fund REIT, LLC.

Transfers of participation interests by the Company: The following table summarizes the investments that were subject to PAs with investment partnerships affiliated with Terra Income Advisors as of September 30, 2022 and December 31, 2021:

			September 30, 2022
			Transfers treated as obligations under participation agreements
	Principal	Fair Value	% Transferred	Principal	Fair Value
Hillsborough Owners LLC (1)	$20,294,278	$20,383,274	30.0%	$6,088,283	$6,114,979

			December 31, 2021
			Transfers treated as obligations under participation agreements
	Principal	Fair Value	% Transferred	Principal	Fair Value
Hillsborough Owners LLC (1)	$16,210,029	$16,279,593	30.0%	$4,863,009	$4,883,877
_______________
(1)Participant is Terra REIT.
Co-investment
As a BDC, Terra BDC was subject to certain regulatory restrictions in making its investments. For example, Terra BDC may have been prohibited under the 1940 Act from knowingly participating in certain transactions with its affiliates without the prior approval of its Board who are not interested persons and, in some cases, prior approval by the SEC. The SEC granted Terra BDC exemptive relief permitting it, subject to satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of Terra Income Advisors, including Terra Secured Income Fund, LLC, Terra Secured Income Fund 2, LLC, Terra Secured Income Fund 3, LLC, Terra Secured Income Fund 4, LLC, Terra Secured Income Fund 5, LLC, Terra Secured Income Fund 5 International, Terra Income Fund International and Terra Secured Income Fund 7, LLC, Terra REIT and any future BDC or closed-end management investment company that is registered under the 1940 Act and is advised by Terra Income Advisors or its affiliated investment advisers (the “Co-Investment Affiliates”). However, Terra BDC was prohibited from engaging in certain transactions with its affiliates even under the terms of this exemptive order.
Note 5. Debt
Senior Unsecured Notes
On February 10, 2021, Terra BDC issued $34.8 million in aggregate principal amount of 7.00% fixed-rate notes due 2026, for net proceeds of $33.7 million after deducting underwriting commissions of $1.1 million. On February 26, 2021, the underwriters exercised the option to purchase an additional $3.6 million of the notes for net proceeds of $3.5 million, after deducting underwriting commissions of $0.1 million. Interest on the notes is paid quarterly in arrears every March 30, June 30, September 30 and December 30, at a rate of 7.00% per year, beginning June 30, 2021. The notes mature on March 31, 2026. The notes may be redeemed in whole or in part at any time or from time to time at Terra BDC’s option on or after February 10, 2023. In connection with the issuance of the notes, Terra BDC incurred deferred financing costs totaling $1.0 million, to be amortized to interest expense over the term of the notes.

Notes to Unaudited Consolidated Financial Statements
On October 1, 2022 in connection with the Merger, Terra BDC, Terra LLC and U.S. Bank National Association entered into a second supplemental indenture pursuant to which Terra LLC assumed the payment of the notes and the performance of every covenant of the indenture, to be performed or observed by Terra BDC.
The Indenture between Terra BDC and the trustee contained certain debt limitations and asset coverage covenants. As of September 30, 2022 and December 31, 2021, Terra BDC was in compliance with the asset coverage ratio requirements under the Indenture.
For the three and nine months ended September 30, 2022 and 2021, the components of interest expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stated interest expense	$671,563	$671,564	$2,014,687	$1,716,216
Amortization of issue discount	53,016	43,772	155,787	135,750
Amortization of financing costs	43,921	18,275	129,064	88,524
Total interest expense	$768,500	$733,611	$2,299,538	$1,940,490
Weighted average debt outstanding	$38,375,000	$38,375,000	$38,375,000	$32,539,835
Cash paid for interest expense	$671,563	$671,564	$2,014,687	$1,716,216
Stated interest rate	7.00%	7.00%	7.00%	7.00%
Effective interest rate (1)	7.63%	7.63%	7.63%	7.63%
_______________
(1)The effective interest rate of the debt component is equal to the stated interest rate plus the amortization of issue discount.
Term Loan
On April 9, 2021, Terra BDC, as borrower, entered into a credit agreement (the “Credit Agreement”) with Eagle Point Credit Management LLC, as the administrative agent and collateral agent (“Eagle Point”), and certain funds and accounts managed by Eagle Point, as lenders (in such capacity, collectively, the “Lenders”). The Credit Agreement provides for (i) a delayed draw term loan to Terra BDC of $25.0 million (the “Term Loan”) and (ii) additional incremental loans in a minimum amount of $1.0 million and multiples of $0.5 million in excess thereof, which may be approved by a Lender in its sole discretion (“Incremental Loans,” and together with the Term Loan, the “Loans”).
The scheduled maturity date of the Loans was April 9, 2025. The Loans bear interest on the outstanding principal amount thereof at a rate equal to 5.625% per annum; provided that if at any time Terra BDC was rated below investment grade, the interest rate would increase to 6.625% until the rating is no longer below investment grade. In connection with the entry into the Credit Agreement, Terra BDC also agreed to pay Eagle Point an upfront fee in an amount equal to 2.50% of the loan commitment amount on the initial borrowing date as described in the Credit Agreement. Terra BDC also paid, with respect to any unused portion of the Term Loan, a commitment fee of 0.75% per annum.
In connection with entering into the Credit Agreement, Terra BDC incurred deferred financing costs totaling $0.3 million, to be amortized to interest expense over the term of the Term Loan. On August 31, 2021, Terra BDC made an initial draw on the Term Loan of $5.0 million and incurred an upfront fee of $0.6 million, which was deducted from proceeds from borrowings under the Term Loan. The discount is amortized to interest expense over the term of the Term Loan. For the nine months ended September 30, 2022, Terra BDC drew down an additional $20.0 million on the Term loan. As of September 30, 2022 and December 31, 2021, the amount outstanding under the Term Loan was $25.0 million and $5.0 million, respectively.
Terra BDC could prepay any Loan, in whole or in part, together with all accrued but unpaid interest thereon, upon at least 30 but not more than 60 days’ prior notice to the Agent. If Terra BDC elected to make such prepayments prior to October 9, 2023, Terra BDC would also be required to pay a make whole premium, being the present value at such date of (1) the principal amount being prepaid of such Loan, plus (2) all remaining required interest payments due on the principal amount being prepaid of such Loan through the maturity date (excluding accrued but unpaid interest to the date on which the make whole premium becomes owed), computed using a discount rate equal to the applicable U.S. Treasury rate (as set forth in the Credit Agreement) plus 50 basis points, over (B) the principal amount being prepaid of such Loan; provided that the make whole premium may in no event be less than zero.
In connection with its entry into the Credit Agreement, Terra BDC also entered into a security agreement (the “Security Agreement”), by and among Terra BDC, as grantor, and Eagle Point, as administrative agent, for the benefit of the Lenders, their affiliates and Eagle Point as the secured parties thereunder. Pursuant to the Security Agreement, Terra BDC pledged

Notes to Unaudited Consolidated Financial Statements
substantially all of its now owned and hereafter acquired property as security for the obligations of Terra BDC under the Credit Agreement, subject to certain limitations and restrictions set forth in the Security Agreements.
The Credit Agreement contains customary representations, warranties, reporting requirements, borrowing conditions and affirmative, negative and financial covenants, including REIT status requirements and minimum asset coverage ratio requirements. As of September 30, 2022 and December 31, 2021, Terra BDC was in compliance with these covenants. The Credit Agreement also includes usual and customary events of default and remedies for credit agreements of this nature. Events of default under the Credit Agreement include, but are not limited to: (i) the failure by Terra BDC to make any payments when due under the Credit Agreement; (ii) the failure of Terra BDC to perform or observe any term, covenant or agreement under the Credit Agreement or any other loan document, subject to applicable cure periods; (iii) an event of default on other material indebtedness of Terra BDC; (iv) the bankruptcy or insolvency of Terra BDC; and (v) judgments and attachments, with customary limits and grace periods, against Terra BDC or its property. In addition, the Loans are subject to mandatory prepayment, at the option of each Lender, upon a change in control of Terra BDC (as defined by the Credit Agreement).
On September 27, 2022, Terra BDC, Terra LLC and Eagle Point and the Lenders entered into a Consent Letter and Amendment (the “Credit Facility Amendment”) effective October 1, 2022. Pursuant to the Credit Facility Amendment, (i) Eagle Point and the Lenders consented to the consummation of the Merger and the assumption by Terra LLC of all of the obligations of Terra BDC under the Credit Agreement, (ii) and the Credit Agreement was amended to, among other things, change the scheduled maturity date to July 1, 2023, and remove the make whole premium on voluntary prepayments of the loans.
For the three and nine months ended September 30, 2022 and 2021, the components of interest expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stated interest expense	$359,376	$23,438	$909,454	$23,438
Amortization of issue discount	41,925	14,205	117,506	14,205
Amortization of financing costs	18,215	18,995	53,910	35,926
Unused fee	—	44,792	20,927	87,500
Total interest expense	$419,516	$101,430	$1,101,797	$161,069
Weighted average debt outstanding	$25,000,000	$1,684,783	$21,390,110	$567,766
Cash paid for interest expense	$359,376	$68,230	$930,381	$110,938
Stated interest rate	5.625%	5.625%	5.625%	5.625%
Effective interest rate (1)	6.25%	6.25%	6.25%	6.25%
_______________
(1)The effective interest rate of the debt component is equal to the stated interest rate plus the amortization of issue discount.
Note 6. Commitments and Contingencies
Impact of COVID-19
The full extent of the impact of the COVID-19 pandemic on the global economy generally, and the Company’s business in particular, will depend on future developments, which are highly uncertain and cannot be predicted with confidence. As of September 30, 2022, no contingencies have been recorded on the Company’s balance sheet as a result of the COVID-19 pandemic, however as the pandemic continues, it may have long-term impacts on the Company’s financial condition, results of operations, and cash flows. Refer to Note 2 for further discussion of the COVID-19 pandemic.
Funding Commitments
In the ordinary course of business, the Company may enter into future funding commitments, which are subject to the borrower meeting certain performance-related metrics that are monitored by the Company. As of September 30, 2022 and December 31, 2021, the Company had $5.0 million and $14.9 million of unfunded commitments, respectively. The Company maintained sufficient cash on hand to fund such unfunded commitments, including matching these commitments with principal repayments on outstanding loans.

Notes to Unaudited Consolidated Financial Statements
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
See Note 4. “Related Party Transactions”, for a discussion of the Company’s commitments to Terra Income Advisors.

Note 7. Income Taxes
Terra BDC elected to be taxed as a REIT under the Code commencing with its short taxable year beginning October 1, 2018 and ending December 31, 2018. In order to qualify as a REIT, Terra BDC was required, among other things, to distribute dividends equal to at least 90% of its REIT net taxable income to the stockholders annually and meet certain tests regarding the nature of its income and assets. Because federal income tax regulations differ from U.S. GAAP, distributions in accordance with tax regulations may differ from net investment for financial reporting purposes. Differences may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the consolidated financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes.
Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes unrealized appreciation (depreciation) on investments as investment gains and losses are not included in taxable income until they are realized.
The following table reconciles net increase in net assets resulting from operations to taxable income:

	Nine Months Ended September 30,
	2022	2021
Net (decrease) increase in net assets resulting from operations	$(1,714,212)	$2,252,681
Net change in unrealized depreciation (appreciation) on investments	3,444,211	(390,245)
Net change in unrealized depreciation on obligations under participation agreements	(42,128)	(8,408)
(Reversal of incentive fees) incentive fees on capital gains	(102,160)	167,393
Income tax expense	605,787	—
Other temporary differences (1)	(475,851)	268,279
Total taxable income	$1,715,647	$2,289,700
_______________
(1)Other temporary differences primarily related to capitalization and amortization of transaction-related fees.

Taxable REIT Subsidiary
Terra BDC held certain portfolio company investments through consolidated taxable REIT subsidiaries, of which it is the parent. Such subsidiaries may be subject to U.S. federal and state corporate-level income taxes. These consolidated subsidiaries recognize deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between the tax basis of certain assets and liabilities and the reported amounts included in the accompanying consolidated statements of assets and liabilities using the applicable statutory tax rates in effect for the year in which any such temporary differences are expected to reverse. As of September 30, 2022 and December 31, 2021, Terra BDC had one TRS which Terra BDC formed to hold secured and unsecured credit facilities.

Notes to Unaudited Consolidated Financial Statements
For the three and nine months ended September 30, 2022, pre-tax income attributable to the TRS was $0.5 million and $2.1 million, respectively. Based on the effective income tax rate of 21.4% and 28.2%, the provision for income tax for the TRS was $0.1 million and $0.6 million, respectively. Additionally, for the three and nine months ended September 30, 2022, Terra BDC had temporary differences between the tax basis and book basis of certain assets and liabilities totaling $4.5 thousand and $0.1 million, resulting in a deferred tax asset, net of a deferred tax liability, and corresponding deferred income tax benefit of $3.0 thousand and $21.6 thousand, respectively. For the three and nine months ended September 30, 2021, pre-tax income attributable to the TRS was $0.5 million. Based on the statutory income tax rate of 21%, provision for income tax for the TRS was $0.1 million. Additionally, for the three and nine months ended September 30, 2021, Terra BDC had temporary differences between the tax basis and book basis of certain assets and liabilities totaling $64.4 thousand, resulting in a deferred tax liability, net of a deferred tax asset, and corresponding provision for deferred income tax of $13.5 thousand. Terra LLC has not provided a valuation allowance for the deferred tax asset because Terra LLC expects the deferred tax asset to be realized in future periods.
Source of Distribution
The following table reflects, for tax purposes, the estimated sources of the cash distributions that Terra BDC has paid on its common stock:

	Nine Months Ended September 30,
	2022		2021
Source of Distribution	Distribution Amount (1)(2)	%	Distribution Amount (1)	%
Return of capital	$789,506	28.6%	$577,226	20.1%
Net investment income	1,970,476	71.4%	2,289,700	79.9%
Distributions on a tax basis:	$2,759,982	100.0%	$2,866,926	100.0%
_______________
(1)The Distribution Amount and Percentage reflected are estimated figures. The actual source of distributions is calculated in connection with the filing of Terra BDC’s tax return.
(2)The TRS’s taxable income is not available for distribution to Terra BDC’s stockholders until the income is distributed up to the parent company. For the nine months ended September 30, 2022, all of the TRS’s taxable income were distributed to the parent company.
As of September 30, 2022 and 2021, Terra BDC did not have differences between amortized cost basis and tax basis cost of investments.
Note 8. Directors’ Fees
Terra BDC’s directors who did not serve in an executive officer capacity for Terra BDC or Terra Income Advisors were entitled to receive annual cash retainer fees, fees for attending board and committee meetings and annual fees for serving as a committee chairperson. These directors received an annual fee of $20,000, plus $2,500 for each board meeting attended in person, $1,000 for each board meeting attended via teleconference and $1,000 for each committee meeting attended. In addition, the chairman of the audit committee received an annual fee of $7,500 and the chairman of each of the nominating and corporate governance and the valuation committees, and any other committee, received an annual fee of $2,500 for their additional services. For the three months ended September 30, 2022 and 2021, Terra BDC recorded $27,126 and $26,147 of directors’ fees expenses, respectively. For the nine months ended September 30, 2022 and 2021, Terra BDC recorded $84,378 and $86,397 of directors’ fees expense, respectively.
Terra BDC also reimbursed each of the above directors for all reasonable and authorized business expenses in accordance with Terra BDC policies as in effect from time to time, including reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and each committee meeting not held concurrently with a board meeting.
Terra BDC did not pay compensation to the directors who also served in an executive officer capacity for Terra BDC or Terra Income Advisors.

Note 9. Capital
As of September 30, 2022, Terra BDC had 8,149,311 shares of common stock outstanding.

Notes to Unaudited Consolidated Financial Statements
Share Repurchase Program
    Terra BDC implemented a share repurchase program whereby every quarter Terra BDC offered to repurchase up to 2.5% of the weighed-average number of shares outstanding in the prior calendar year at a price per share equal to the most recently disclosed NAV per share of its common stock immediately prior to the date of repurchase. The purpose of the share repurchase program was to provide stockholders with liquidity, because there was otherwise no public market for Terra BDC’s common stock. The Terra BDC Board was permitted to amend, suspend or terminate the share repurchase program upon 30 days’ notice. On March 25, 2020, the Terra BDC Board unanimously approved the suspension of the operation of the share repurchase program, effective as of April 30, 2020. On May 11, 2021, the Terra BDC Board unanimously approved the resumption of the share repurchase program effective as of June 30, 2021. On March 30, 2022, the Terra BDC Board unanimously approved the suspension of the operation of the share repurchase program, effective as of April 30, 2022.

The following table provides information with respect to the repurchases of Terra BDC’s common stock for the year ended December 31, 2021. There were no shares repurchased for the nine months ended September 30, 2022.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Maximum Number of Shares Allowed to be Repurchased
Year Ended December 31, 2021:
Three Months Ended March 31, 2021	—	—	—
Three Months Ended June 30, 2021	682	$9.07	—
Three Months Ended September 30, 2021 (1)(2)	209,978	$9.03	207,656
Three Months Ended December 31, 2021 (3)(4)	208,904	$9.00	207,656
_______________
(1)A total of 846,743 shares were validly tendered and not withdrawn, an amount that exceeded the maximum number of shares Terra BDC offered to purchase. In accordance with the terms of the tender offer, Terra BDC purchased on a pro rata basis a total of 207,646 shares validly tendered and not withdrawn. Approximately 24.5% of the number of shares tendered by each stockholder who participated in the tender offer was repurchased by Terra BDC.
(2)Subsequent to the close of the tender offer, Terra BDC discovered an administrative error in which a tender request was not processed. Terra BDC honored the tender request in October and accordingly another 2,332 shares were repurchased.
(3)A total of 653,098 shares were validly tendered and not withdrawn, an amount that exceeded the maximum number of shares Terra BDC offered to purchase. In accordance with the terms of the tender offer, Terra BDC purchased on a pro rata basis a total of 207,652 shares validly tendered and not withdrawn. Approximately 31.8% of the number of shares tendered by each stockholder who participated in the tender offer was repurchased by us.
(4)Subsequent to the close of the tender offer, Terra BDC discovered an administrative error in which two tender requests were not processed. Terra BDC honored the tender requests in January 2022 and accordingly another 1,252 shares were repurchased.

Note 10. Net Increase in Net Assets
Income per share is computed by dividing income available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of September 30, 2022 and December 31, 2021, there were no dilutive shares.
The following information sets forth the computation of the weighted average net increase in net assets per share from operations for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic	2022	2021	2022	2021
Net (decrease) increase in net assets resulting from operations	$(2,737,184)	$755,256	$(1,714,212)	$2,252,681
Weighted average common shares outstanding	8,133,695	8,454,068	8,110,351	8,430,186
Net (decrease) increase in net assets per share resulting from operations	$(0.34)	$0.09	$(0.21)	$0.27

Notes to Unaudited Consolidated Financial Statements
Note 11. Distributions
Distributions from net investment income and capital gain distributions are determined in accordance with U.S. federal income tax regulations, which differ from U.S. GAAP.
The following table reflects Terra BDC’s distributions for the nine months ended September 30, 2022 and 2021:

Record Date	Payment Date	Per Share Per Day	Distributions Paid in Cash	Distributions Paid through the DRIP	Total Distributions Paid/Accrued
Nine Months Ended September 30, 2022
January 26, 2022	January 31, 2022	$0.001247	238,677	$73,512	$312,189
February 23, 2022	February 28, 2022	0.001247	216,361	65,899	282,260
March 28, 2022	March 31, 2022	0.001247	240,331	72,452	312,783
April 27, 2022	April 30, 2022	0.001247	233,306	69,693	302,999
May 26, 2022	May 29, 2022	0.001247	240,446	72,948	313,394
June 25, 2022	June 30, 2022	0.001247	232,797	70,783	303,580
July 26, 2022	July 30, 2022	0.001247	241,188	72,811	313,999
August 26, 2022	August 31, 2022	0.001247	241,462	72,842	314,304
September 27, 2022	September 30, 2022	0.001247	233,783	70,691	304,474
			$2,118,351	$641,631	$2,759,982

Record Date	Payment Date	Per Share Per Day	Distributions Paid in Cash	Distributions Paid through the DRIP	Total Distributions Paid/Accrued
Nine Months Ended September 30, 2021
January 28, 2021	January 31, 2021	$0.001239	$241,041	$81,397	$322,438
February 25, 2021	February 28, 2021	0.001239	219,664	73,721	293,385
March 26, 2021	March 31, 2021	0.001247	244,162	80,961	325,123
April 27, 2021	April 30, 2021	0.001247	237,113	77,707	314,820
May 26, 2021	May 29, 2021	0.001247	245,704	80,070	325,774
June 25, 2021	June 30, 2021	0.001247	238,662	76,745	315,407
July 27, 2021	July 30, 2021	0.001247	247,172	79,458	326,630
August 26, 2021	August 31, 2021	0.001247	248,285	78,498	326,783
September 27, 2021	September 30, 2021	0.001247	243,889	72,677	316,566
			$2,165,692	$701,234	$2,866,926

Notes to Unaudited Consolidated Financial Statements

Note 12. Financial Highlights
The following is a schedule of financial highlights for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
Per share data:
Net asset value at beginning of period	$9.11	$9.07
Results of operations (1):
Net investment income	0.20	0.19
Net change in unrealized (depreciation) appreciation on investments	(0.43)	0.05
Net realized gain on investments	0.01	0.03
Net change in unrealized depreciation on obligations under participation agreements (2)	0.01	—
Net (decrease) increase in net assets resulting from operations	(0.21)	0.27
Stockholder distributions (3):
Distributions from return of capital	(0.1)	(0.07)
Distributions from net investment income	(0.24)	(0.27)
Net decrease in net assets resulting from stockholder distributions	(0.34)	(0.34)
Net asset value, end of period	$8.56	$9.00
Shares outstanding at end of period	8,149,311	8,262,960
Total return (4)	(2.51)%	3.00%

Ratio/Supplemental data:
Net assets, end of period	$69,754,081	$74,360,438
Ratio of net investment income to average net assets (5)	3.63%	2.88%
Ratio of operating expenses to average net assets (5)(6)(7)	17.90%	14.13%
Portfolio turnover	35.68%	101.65%
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
(6)Excluding the (reversal on incentive fees) incentive fees on capital gains and transaction costs for the nine months ended September 30, 2022 and 2021, the ratio of operating expenses to average net assets was 16.03% and 13.91%, respectively.
(7)Excluding accrued incentive fees on capital gains, transaction costs and interest expense on debt, the ratio of operating expenses to average net assets was 8.98% and 7.68%, respectively.
Note 13. Subsequent Events
The management of the Company has evaluated events and transactions through the date the consolidated financial statements were issued and has determined that there are no material events other than the one below that would require adjustment to or disclosure in the Company’s consolidated financial statements.
On October 1, 2022, pursuant to the terms of the Merger Agreement, Terra BDC merged with and into Terra LLC, with Terra LLC continuing as the surviving entity of the Merger. Immediately following the Merger, Terra LLC remained a wholly owned subsidiary of Terra REIT. The Certificate of Merger and Articles of Merger with respect to the Merger were filed with the Secretary of State of the State of Delaware and State Department of Assessments and Taxation of Maryland, respectively, with an effective time and date of 12:02 a.m., Eastern Time, on October 1, 2022 (the “Effective Time”). Effective immediately following the Merger, Terra LLC changed its name to “Terra Income Fund 6, LLC.”

At the Effective Time, except for any shares of common stock, par value $0.001 per share, of Terra BDC (“Terra BDC Common Stock”) held by Terra REIT or any wholly owned subsidiary of Terra REIT or Terra BDC, which shares were automatically retired and ceased to exist with no consideration paid therefor, each issued and outstanding share of Terra BDC Common Stock was automatically cancelled and retired and converted into the right to receive (i) 0.595 shares of the newly designated Class B Common Stock, par value $0.01 per share, of Terra REIT (“Class B Common Stock”) and (ii) cash, without interest, in lieu of any fractional shares of Class B Common Stock otherwise issuable in an amount, rounded to the nearest whole cent, determined by multiplying (x) the fraction of a share of Class B Common Stock to which such holder would otherwise be entitled by (y) $14.38.
Pursuant to the terms of the transactions described in the Merger Agreement, 4,847,910 shares of Class B Common Stock were issued to former Terra BDC stockholders in connection with the Merger. Following the consummation of the Merger, former Terra BDC stockholders own approximately 19.9% of the common equity of Terra REIT as the combined company.
In connection with the Merger, Terra LLC assumed the obligations of Terra BDC under the Indenture and supplemental indentures between Terra BDC and the Trustee as all as the Credit Agreement with Eagle Point (Note 5). Additionally, the Investment Advisory Agreement between Terra BDC and the Adviser and the Servicing Plan were terminated and fees pursuant to such agreements are no longer payable. These advisory/management fees are now payable by the Company’s parent, Terra REIT, to its manager pursuant to the management agreement with its manager.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The information contained in this section should be read in conjunction with our unaudited consolidated financial statements and related notes thereto and other financial information included elsewhere in this quarterly report on Form 10-Q. In this report, as context requires, “we,” “us” and “our” refer to Terra Income Fund 6, Inc. prior to the Merger (as defined below) and its successor, Terra Income Fund 6, LLC, after the Merger.
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
•our ability to achieve the expected synergies, cost savings and other benefits from the Merger;
•risks associated with achieving expected synergies, cost savings and other benefits from our increased scale;
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
•actual and potential conflicts of interest with any of the following affiliated entities: Terra Income Fund 6, Inc. (“Terra BDC”); Terra Income Fund 6 LLC (formerly “Terra Merger Sub, LLC”) (“Terra LLC”), a wholly owned subsidiary of Terra Property Trust, Inc. (“Terra REIT”) and the successor of Terra BDC; Terra Income Advisors, LLC (“Terra Income Advisors”), the investment adviser to Terra BDC prior to the Merger; Terra Capital Partners, LLC (“Terra Capital Partners”), our sponsor; Terra REIT Advisors, LLC, a subsidiary of Terra Capital Partners, and the external manager to our sole member Terra REIT (“Terra REIT Advisors”); Terra Fund Advisors, LLC, an affiliate of Terra Capital Partners; Terra JV, LLC, Terra Secured Income Fund 5, LLC, Terra Secured Income Fund 5 International, Terra Income Fund International and Terra Secured Income Fund 7, LLC, (collectively, the “Terra Income Funds”); Terra Offshore Funds REIT, LLC; Mavik Real Estate Special Opportunities Fund, LP; or any of their affiliates;
•the dependence of our future success on the general economy and its effect on our investments;
•our use of financial leverage;
•the ability of Terra REIT Advisors to locate suitable investments for us and to monitor and administer our investments;
•the ability of Terra REIT Advisors or its affiliates to attract and retain highly talented professionals;
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
Overview
Terra LLC was formed as a Delaware limited liability company on April 29, 2022 as a wholly owned subsidiary of Terra REIT. On October 1, 2022, pursuant to an Agreement and Plan of Merger, dated as of May 2, 2022 (as amended, the “Merger Agreement”), Terra BDC merged with and into Terra LLC, with Terra LLC continuing as the surviving entity of the merger (the “Merger”) (See Note 13 in “Part I—Financial Information—Item 1 Consolidated Financial Statements”). Subsequent to the Merger, Terra LLC became the successor of Terra BDC and assumed all of Terra BDC’s rights and obligations. The former members of the Terra BDC’s board of directors (the “Terra BDC Board”) joined the board of directors of Terra REIT. Terra LLC does not have a board of directors and Terra REIT is the sole and managing member of Terra LLC. In connection with the Merger, Terra BDC incurred transaction costs totaling $0.3 million and $1.5 million for the three and nine months ended September 30, 2022, respectively.
Terra BDC was incorporated under the general corporation laws of the State of Maryland on May 15, 2013 and commenced operations on June 24, 2015. Terra BDC was an externally managed, non-diversified, closed-end management investment company that elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Terra BDC elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”) commencing with its short taxable year beginning October 1, 2018 and ending December 31, 2018 and believe it had operated so as to qualify to be taxed as a REIT under Subchapter M of the Code.
Our investment activities were externally managed by Terra Income Advisors and supervised by the Terra BDC Board, a majority of whom were independent. Under an investment advisory and administration services agreement (the “Investment Advisory Agreement”), we had agreed to pay Terra Income Advisors an annual base management fee based on our average quarterly gross assets, as well as incentive fees based on our performance. In connection with the Merger, the Investment Advisory Agreement was terminated and we no longer pays any fees to Terra Income Advisors. We were also responsible for future payments of the servicing fee to selected dealers under the servicing plan (the “Servicing Plan”) as a result of the assignment of certain administrative functions and other obligations under the second amended and restated dealer manager agreement (the “Dealer Manager Agreement”) between us and Terra Capital Markets, LLC (“Terra Capital Markets”) and related selected dealer agreements to us. In connection with the Merger, the Servicing Plan was terminated. See “ — Investment Advisory Agreement and Servicing Plan” below.
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
On October 1, 2022, except for any shares of common stock, par value $0.001 per share, of Terra BDC (“Terra BDC Common Stock”) held by Terra REIT or any wholly owned subsidiary of Terra REIT or Terra BDC, which shares were automatically retired and ceased to exist with no consideration paid therefor, each issued and outstanding share of Terra BDC Common Stock was automatically cancelled and retired and converted into the right to receive (i) 0.595 shares of the newly designated Class B Common Stock, par value $0.01 per share, of Terra REIT (“Class B Common Stock”) and (ii) cash, without interest, in lieu of any fractional shares of Class B Common Stock otherwise issuable in an amount, rounded to the nearest whole cent, determined by multiplying (x) the fraction of a share of Class B Common Stock to which such holder would otherwise be entitled by (y) $14.38.
Pursuant to the terms of the transactions described in the Merger Agreement, 4,847,910 shares of Class B Common Stock were issued to former Terra BDC stockholders in connection with the Merger. Following the consummation of the Merger, former Terra BDC stockholders own approximately 19.9% of the common equity of Terra REIT as the combined company.
In connection with the Merger, Terra LLC assumed the obligations of Terra BDC under the indenture of the unsecured notes payable as well as the credit agreement to provide for a delayed draw term loan of up to $25.0 million. Additionally, the Investment Advisory Agreement between Terra BDC and the Adviser and the Servicing Plan were terminated October 1, 2022 and fees pursuant to such agreements are no longer payable. These advisory fees are now payable by our parent, Terra REIT, to its manager pursuant to the management agreement with its manager.
Terra REIT is our parent and sole managing member. Terra REIT’s investment objective is to provide attractive risk-adjusted returns to its stockholders, primarily through regular distributions. There can be no assurances that Terra REIT will be successful in meeting its investment objective.
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
Expenses
Our primary operating expenses included interest expense on unsecured notes payable, interest expense from obligations under participation agreements, professional fees, payment of fees and reimbursement of expenses to Terra Income Advisors and other expenses necessary for our operations. We bear other expenses, which included, among other things:
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

	September 30, 2022
	Gross Loan Investments		Transfers Treated as Obligations Under Participation Agreements		Net Loan Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair value
American Gilsonite Company	$21,267,563	$21,444,155	$—	$—	$21,267,563	$21,444,155
370 Lex Part Deux, LLC	21,186,500	17,675,000	—	—	21,186,500	17,675,000
Hillsborough Owners LLC	20,270,561	20,383,274	6,081,168	6,114,979	14,189,393	14,268,295
Asano Bankers Hill, LLC	16,631,855	16,819,417	—	—	16,631,855	16,819,417
Ann Street JV LLC	14,648,213	14,799,685	—	—	14,648,213	14,799,685
William A. Shopoff & Cindy I. Shopoff	13,170,161	13,358,705	—	—	13,170,161	13,358,705
RS JZ Driggs, LLC	2,430,951	2,389,951	—	—	2,430,951	2,389,951
Havemeyer TSM LLC	3,301,807	3,315,293	—	—	3,301,807	3,315,293
Dwight Mezz II LLC	3,000,000	2,864,661	—	—	3,000,000	2,864,661
Total loan investments	115,907,611	113,050,141	6,081,168	6,114,979	109,826,443	106,935,162
Marketable securities	—	—	—	—	—	—
Total investments	$115,907,611	$113,050,141	$6,081,168	$6,114,979	$109,826,443	$106,935,162

	December 31, 2021
	Gross Loan Investments		Transfers Treated as Obligations Under Participation Agreements		Net Loan Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair value
American Gilsonite Company	$21,108,623	$21,417,965	$—	$—	$21,108,623	$21,417,965
370 Lex Part Deux, LLC	21,002,365	20,250,306	—	—	21,002,365	20,250,306
Hillsborough Owners LLC	16,026,455	16,279,593	4,807,937	4,883,877	11,218,518	11,395,716
Post Brothers Holdings, LLC	14,897,294	15,100,246	—	—	14,897,294	15,100,246
William A. Shopoff & Cindy I. Shopoff	13,121,112	13,347,088	—	—	13,121,112	13,347,088
RS JZ Driggs, LLC	7,847,256	7,877,552	—	—	7,847,256	7,877,552
Havemeyer TSM LLC	6,810,164	6,874,428	—	—	6,810,164	6,874,428
Ann Street JV LLC	5,320,560	5,482,725	—	—	5,320,560	5,482,725
Dwight Mezz II LLC	3,000,000	3,000,730	—	—	3,000,000	3,000,730
Total loan investments	109,133,829	109,630,633	4,807,937	4,883,877	104,325,892	104,746,756
Marketable securities	789,335	879,272	—	—	789,335	879,272
Total investments	$109,923,164	$110,509,905	$4,807,937	$4,883,877	$105,115,227	$105,626,028

	Three Months Ended September 30,
	2022		2021
	Weighted Average Principal Amount	Weighted Average Coupon Rate	Weighted Average Principal Amount	Weighted Average Coupon Rate
Gross loan investments	$120,904,902	13.4%	$107,234,831	13.4%
Obligations under participation agreements	(5,942,171)	11.1%	(4,515,618)	13.2%
Net loan investments	$114,962,731	13.5%	$102,719,213	13.4%

	Nine Months Ended September 30,
	2022		2021
	Weighted Average Principal Amount	Weighted Average Coupon Rate	Weighted Average Principal Amount	Weighted Average Coupon Rate
Gross loan investments	$124,239,298	13.4%	$77,976,512	12.8%
Obligations under participation agreements	(5,567,579)	11.1%	(3,570,537)	13.0%
Net loan investments	$118,671,719	13.5%	$74,405,975	12.7%
Our portfolio is concentrated in a limited number of industries and borrowers, and, as a result, a downturn in any particular industry or borrower in which we are heavily invested may significantly impact the aggregate returns we realize. If an industry in which we are heavily invested suffers from adverse business or economic conditions (as a result of the COVID‑19 pandemic or otherwise), a material portion of our investment could be affected adversely, which, in turn, could adversely affect our financial position and results of operations. For example, as of September 30, 2022, our investments secured by mixed-use and infrastructure properties represented approximately 58.1% and 30.7%, respectively, of our net assets. In addition, as of September 30, 2022, we held only nine loan investments and our largest loan investment represented approximately 30.7% of our net assets and our largest three loan investments represented approximately 85.3% of our net assets.
Portfolio Investment Activity
For the three months ended September 30, 2022 and 2021, we invested $2.6 million and $68.3 million in add-on investments, and had $7.2 million and $45.8 million of repayments, resulting in net repayments of $4.2 million and net investments of $22.5 million, respectively.
For the nine months ended September 30, 2022 and 2021, we invested $48.1 million and $103.4 million in new and add-on investments, and had $42.9 million and $77.9 million of repayments, resulting in net investments of $5.6 million and $25.5 million, respectively.

Our portfolio composition, based on fair value at September 30, 2022 and December 31, 2021 was as follows:

	September 30, 2022			December 31, 2021
	Investments at Fair Value	Percentage of Total Portfolio	Weighted Average Coupon Rate (1)	Investments at Fair Value	Percentage of Total Portfolio	Weighted Average Coupon Rate (1)
Loans	$76,311,192	67.5%	13.9%	$61,281,259	55.4%	12.6%
Loans through participation interest	36,738,949	32.5%	12.9%	48,349,374	43.8%	12.7%
Marketable securities	—	—%	—%	879,272	0.8%	8.5%
Total	$113,050,141	100.0%	13.6%	$110,509,905	100.0%	12.6%
_______________
(1)Based upon the principal value of our investments.
The following table shows the portfolio composition by property type grouping based on fair value at September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Mixed use	$40,517,984	35.9%	$23,154,021	21.0%
Infrastructure	21,444,155	19.0%	21,417,965	19.4%
Office	17,675,000	15.6%	20,250,306	18.3%
Multifamily	17,189,636	15.2%	28,460,523	25.7%
Industrial	13,358,705	11.8%	13,347,088	12.1%
Student housing	2,864,661	2.5%	3,000,730	2.7%
Total loan investments	113,050,141	100.0%	109,630,633	99.2%
Marketable securities	—	—%	879,272	0.8%
Total investments	$113,050,141	100.0%	$110,509,905	100.0%
Senior Unsecured Notes
In February 2021, Terra BDC issued $38.4 million in aggregate principal amount of 7.00% fixed-rate notes due 2026, for net proceeds of $37.2 million after deducting underwriting commissions of $1.2 million. Interest on the notes is paid quarterly in arrears every March 30, June 30, September 30 and December 30, at a rate of 7.00% per year, beginning June 30, 2021. The notes mature on March 31, 2026. The notes may be redeemed in whole or in part at any time or from time to time at our option on or after February 10, 2023. On October 1, 2022 in connection with the Merger, Terra BDC, Terra LLC and U.S. Bank National Association entered into a second supplemental indenture pursuant to which Terra LLC assumed the payment of the notes and the performance of every covenant of the indenture, to be performed or observed by Terra BDC.
Term Loan
In April 2021, we entered into a credit agreement with a lender to provide for a delayed draw term loan of $25.0 million (the “Term Loan”). The Term Loan currently bears interest at a rate equal to 5.625% and was scheduled to mature on April 9, 2025. On September 27, 2022, the credit agreement was amended to change the scheduled maturity date to July 1, 2023 and remove the make whole premium on voluntary prepayment of the loans as well as to provide consent to the consummation of the Merger and the assumption by Terra LLC of all of the obligations of Terra BDC under the credit agreement. As of September 30, 2022, the amount outstanding under the Term Loan was $25.0 million.
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
As of September 30, 2022 and December 31, 2021, obligations under participation agreements at fair value was $6.1 million and $4.9 million and the weighted average contractual interest rate on the obligations under participation agreements was 11.1% and 8.3%, respectively. For the nine months ended September 30, 2022, we transferred $1.2 million of investments to affiliates through participation agreements and did not make any repayments on obligations under participation agreements. For the nine months ended September 30, 2021, we transferred $21.2 million of investments to affiliates through participation agreements and made $25.7 million of repayments on obligations under participation agreements.
Results of Operations
Operating results for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Total investment income	$3,489,106	$4,809,857	$(1,320,751)	$11,711,765	$9,635,116	$2,076,649
Total operating expenses	2,939,226	3,315,722	(376,496)	9,473,890	7,933,593	1,540,297
Net investment income before income taxes	549,880	1,494,135	(944,255)	2,237,875	1,701,523	536,352
Income tax expense	109,129	114,635	(5,506)	605,787	114,635	491,152
Net investment income	440,751	1,379,500	(938,749)	1,632,088	1,586,888	45,200
Net change in unrealized (depreciation) appreciation on investments	(3,193,123)	(720,210)	(2,472,913)	(3,444,211)	390,245	(3,834,456)
Net change in unrealized depreciation on obligations under participation agreements	15,188	—	15,188	42,128	8,408	33,720
Net realized gain on investments	—	95,966	(95,966)	55,783	267,140	(211,357)
Net (decrease) increase in net assets resulting from operations	$(2,737,184)	$755,256	$(3,492,440)	$(1,714,212)	$2,252,681	$(3,966,893)
Investment Income
The composition of our investment income for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Interest income	$3,483,242	$4,105,800	$(622,558)	$11,648,944	$8,525,024	$3,123,920
Prepayment fee income	—	485,236	(485,236)	—	485,236	(485,236)
Dividend and other income	5,864	218,821	(212,957)	62,821	624,856	(562,035)
Total investment income	$3,489,106	$4,809,857	$(1,320,751)	$11,711,765	$9,635,116	$2,076,649
Interest Income
For the three months ended September 30, 2022 as compared to the same period in 2021, interest income decreased by $0.6 million, as a result of the suspension of interest income accrual on a loan because recovery of such income was doubtful. For the nine months ended September 30, 2022 as compared to the same period in 2021, interest income increased by $3.1 million, as a result of an increase in the weighted average outstanding principal balance as well as an increase in the weighted average coupon rate on our investments.
Prepayment Fee Income
Prepayment fee income represents prepayment fees charged to borrowers for the early repayment of loans.
For the three and nine months ended September 30, 2022, we did not receive any prepayment fee income. For each of the three and nine months ended September 30, 2021, we received a prepayment fee income of $0.5 million on a loan that a borrower repaid one year before maturity.

Dividend and Other Income
For the three and nine months ended September 30, 2022 as compared to the same periods in 2021, dividend and other income decreased by $0.2 million and $0.6 million, respectively, as a result of a decrease in the weighted average investment balance on marketable securities.
Operating Expenses
The composition of our operating expenses for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Base management fees	$672,685	$566,213	$106,472	$1,964,830	$1,606,881	$357,949
(Reversal of incentive fees) incentive fees on capital gains	(68,486)	(90,614)	22,128	(102,160)	167,393	(269,553)
Operating expense reimbursement to Adviser	329,885	255,947	73,938	946,934	896,524	50,410
Servicing fees	(361,611)	125,197	(486,808)	(121,504)	380,562	(502,066)
Interest expense on unsecured notes payable	768,500	733,611	34,889	2,299,538	1,940,490	359,048
Professional fees	550,367	343,576	206,791	1,139,775	981,896	157,879
Interest expense from obligations under participation agreements	171,740	1,186,970	(1,015,230)	433,622	1,427,185	(993,563)
Interest expense on term loan	419,516	99,778	319,738	1,101,797	161,069	940,728
Directors’ fees	27,126	26,147	979	84,378	86,397	(2,019)
Insurance expense	61,571	61,949	(378)	190,293	179,775	10,518
Transaction costs	313,882	—	313,882	1,459,762	—	1,459,762
General and administrative expenses	54,051	6,948	47,103	76,625	105,421	(28,796)
Total operating expenses	$2,939,226	$3,315,722	$(376,496)	$9,473,890	$7,933,593	$1,540,297

    For the three and nine months ended September 30, 2022 as compared to the same periods in 2021, total operating expenses decreased by $0.4 million and increased by $1.5 million, respectively. The reasons for the changes are stated below.
Base Management Fees
    Under the Investment Advisory Agreement, Terra BDC paid Terra Income Advisors a base management fee, which was calculated at an annual rate of 2.0% of our average gross assets.
    For the three and nine months ended September 30, 2022 as compared to the same periods in 2021, base management fees increased by $0.1 million and $0.4 million, respectively, due to an increase in our gross assets resulting from an increase in funds under management.
(Reversal of Incentive Fees) Incentive Fees on Capital Gains
Under the Investment Advisory Agreement, Terra BDC paid Terra Income Advisors an incentive fee on capital gains equaled to 20.0% of our net realized and unrealized capital gains. No incentive fees on capital gains were actually payable by Terra BDC with respect to unrealized gains` until those gains were realized.
For the three months ended September 30, 2022 and 2021, we reversed previously recorded incentive fees on capital gains of $0.07 million and $0.09 million, respectively, as a result of a decline in the value of our investments. For the nine months ended September 30, 2022, we reversed previously recorded incentive fees on capital gains of $0.1 million, as a result of a decline in the value of our investments. For the nine months ended September 30, 2021, incentive fees on capital gains were $0.2 million, as a result of an increase in the value of our investments.
Operating Expense Reimbursement to Adviser
    Under the Investment Advisory Agreement, Terra BDC reimbursed Terra Income Advisors for operating expenses incurred in connection with administrative services provided to us, including compensation to administrative personnel.

    For the three and nine months ended September 30, 2022 as compared to the same periods in 2021, operating expense reimbursement to Adviser increased by $0.07 million and $0.05 million, respectively, primarily due to an increase in our allocation ratio in relation to affiliated funds managed by Terra Income Advisors and its affiliates as a result of an increase in funds under management.
Servicing Fees
Terra BDC maintained a servicing plan whereby it paid selected dealers a servicing fee at an annual rate of 0.75% of the most recently published NAV per share of its common stock, in exchange for providing stockholder-related administrative support services. With respect to each share sold, excluding shares sold through the distribution reinvestment plan, the servicing fee was payable annually on the anniversary of the applicable month of purchase. In connection with the Merger, the servicing plan was terminated.
For the three and nine months ended September 30, 2022, Terra BDC reversed previously accrued servicing fees of $0.4 million and $0.1 million, respectively, as a result of terminating the servicing plan in connection with the Merger. For the three and nine months ended September 30, 2021, serving fees were $0.1 million and $0.4 million, respectively.
Interest Expense on Unsecured Notes Payable
In February 2021, Terra BDC issued $38.4 million in aggregate principal amount of 7.00% fixed-rate notes due 2026. On October 1, 2022 in connection with the Merger, Terra BDC, Terra LLC and U.S. Bank National Association entered into a second supplemental indenture pursuant to which Terra LLC assumed the payment of the notes and the performance of every covenant of the indenture, to be performed or observed by Terra BDC.
For the three months ended September 30, 2022 as compared to the same period in 2021, interest expense on unsecured notes payable remained unchanged. For the nine months ended September 30, 2022 as compared to the same period in 2021, interest expense on unsecured notes payable increased by $0.4 million, as a result of an increase in the weighted average principal amount outstanding.
Professional Fees
For the three and nine months ended September 30, 2022 as compared to the same periods in 2021, professional fees increased by $0.2 million and $0.2 million, respectively, primarily due to termination fee incurred in connection with terminating the contract with the transfer agent as a result of the Merger.
Interest Expense on Term Loan
In April 2021, Terra BDC entered into a credit agreement with a lender to provide for a delayed draw term loan of $25.0 million. The Term Loan currently bears interest at a rate equal to 5.625% and was scheduled to mature on April 9, 2025. We also pay, with respect to any unused portion of the Term Loan, a commitment fee of 0.75% per annum. On September 27, 2022, the credit agreement was amended to change the scheduled maturity date to July 1, 2023 and remove the make whole premium on voluntary prepayment of the loans as well as to provide consent to the consummation of the Merger and the assumption by Terra LLC of all of the obligations of Terra BDC under the credit agreement effective October 1, 2022. As of September 30, 2022, the amount outstanding under the Term Loan was $25.0 million.
For the three and nine months ended September 30, 2022 as compared to the same periods in 2021, interest expense on Term Loan increased by $0.3 million and $0.9 million, respectively, as a result of an increase in the weighted average principal amount outstanding.
Transaction Costs
On October 1, 2022, pursuant to the Merger Agreement, Terra BDC merged with and into Terra LLC with Terra LLC surviving as a wholly owned subsidiary of Terra REIT. In connection with the merger, we incurred transaction costs totaling $0.3 million and $1.5 million for the three and nine months ended September 30, 2022, respectively. There were no such costs for the three and nine months ended September 30, 2021.
Income Tax Expense
During the third quarter of 2021, Terra BDC formed a taxable REIT subsidiary (“TRS”) to hold two credit facilities. For the three and nine months ended September 30, 2022, pre-tax income attributable to the TRS was $0.5 million and $2.1 million, respectively. Based on the effective income tax rate of 21.4% and 28.2%, the provision for income tax for the TRS was $0.1 million and $0.6 million, respectively. For the three and nine months ended September 30, 2021, pre-tax income attributable to the TRS was $0.5 million. Based on the statutory income tax rate of 21%, provision for income tax for the TRS was $0.1 million.

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
2022 — For the three and nine months ended September 30, 2022, we recorded an increase in unrealized depreciation on investments of $3.2 million and $3.4 million, respectively, as a result of a decrease in the collateral of a loan as well as an increase in the index rates.
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
Net Realized Gain on Investments
For the three months ended September 30, 2022, we did not sell any marketable securities and did not recognized any gain or loss on investments. For the nine months ended September 30, 2022, we sold marketable securities and recognized a net gain on investments of $0.1 million. For the three and nine months ended September 30, 2021, net realized gain on investments was $0.1 million and $0.3 million, respectively, primarily related to net gain recognized on sale of marketable securities of $0.3 million and $0.4 million, respectively, partially offset by a loss recognized on the repayment of a loan of $0.1 million in the third quarter of 2021.
Net Increase in Net Assets Resulting from Operations
For the three months ended September 30, 2022 and 2021, we recorded a net (decrease) increase in net assets resulting from operations of $(2.7) million and $0.8 million, respectively. Based on the weighted average shares of common stock outstanding, our per share net (decrease) increase in net assets resulting from operations was $(0.34) and $0.09, respectively.
For the nine months ended September 30, 2022 and 2021, we recorded a net (decrease) increase in net assets resulting from operations of $(1.7) million and $2.3 million, respectively. Based on the weighted average shares of common stock outstanding, our per share net (decrease) increase in net assets resulting from operations was $(0.21) and $0.27, respectively.
Financial Condition, Liquidity and Capital Resources
    We currently generate cash primarily from cash flows from interest, dividends and fees earned from our investments and principal repayments and proceeds from sales of our investments. Our primary use of cash is for our targeted investments and payments of our expenses.
    Prior to investing in securities of portfolio companies, we invest the net proceeds from the offering of securities and from sales and paydowns of existing investments primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment.
    We may borrow funds to make investments to the extent we determine that leveraging our portfolio would be appropriate. In February 2021, Terra BDC issued $38.4 million in aggregate principal amount of 7.00% fixed-rate notes due 2026, for net proceeds of $37.2 million after deducting underwriting commissions of $1.2 million. On October 1, 2022 in connection with the Merger, Terra BDC, Terra LLC and U.S. Bank National Association entered into a second supplemental indenture pursuant to which Terra LLC assumed the payment of the notes and the performance of every covenant of the indenture, to be performed or observed by Terra BDC. In April 2021, Terra BDC entered into a credit agreement with a lender to provide for a delayed draw term loan of $25.0 million. The Term Loan currently bears interest at a rate equal to 5.625% and was scheduled to mature on April 9, 2025. On September 27, 2022, the credit agreement was amended to change the scheduled maturity date to July 1, 2023 and remove the make whole premium on voluntary prepayment of the loans as well as to provide consent to the consummation of the Merger and the assumption by Terra LLC of all of the obligations of Terra BDC under the credit agreement. As of September 30, 2022, amount outstanding under the Term Loan was $25.0 million.
Certain of our loans provide for commitments to fund the borrower at a future date. As of September 30, 2022, we had two loans with total funding commitments of $40.0 million, of which we funded $35.0 million. We expect to fund $5.0 million of the unfunded commitments to borrowers during the next twelve months.

Cash Flows for the Nine Months Ended September 30, 2022
    Operating Activities — For the nine months ended September 30, 2022, net cash used in operating activities was $6.9 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, repayments and sales of portfolio investments, among other factors. Cash flows used in operating activities for the nine months ended September 30, 2022 were primarily related to purchases of investments of $48.1 million, partially offset by repayments and proceeds from sale of investments of $42.9 million and cash generated from operations of $1.8 million.
    Financing Activities — For the nine months ended September 30, 2022, net cash provided by financing activities was $19.0 million, primarily related to proceeds from borrowings under the Term Loan of $19.9 million and proceeds from obligations under participation agreements of $1.2 million, partially offset by distributions paid to stockholders of $2.1 million.
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
    Financing Activities — For the nine months ended September 30, 2021, net cash provided by financing activities was $31.7 million, primarily related to proceeds from issuance of unsecured notes, net of discount, of $37.2 million and proceeds from borrowings under the Term Loan of $4.4 million, net of discount, partially offset by distributions paid to stockholders of $2.2 million, payments for repurchases of common stock under the stock repurchase plan of $1.9 million and payment of financing costs related to the issuance of unsecured notes and the Term Loan of $1.3 million. Additionally, we received proceeds from obligations under participation agreements of $21.2 million and made repayment of obligations under participation agreements of $25.7 million.
Investment Advisory Agreement and Servicing Plan
Terra BDC entered into certain contracts under which it had material future commitments.
On April 20, 2015, Terra BDC entered into the Investment Advisory Agreement with Terra Income Advisors in accordance with the 1940 Act. Terra Income Advisors served as its investment adviser in accordance with the terms of the Investment Advisory Agreement. Payments under the Investment Advisory Agreement in each reporting period consist of (i) a base management fee equal to a percentage of the value of our average gross assets and (ii) an incentive fee based on our performance. Terra Income Advisors was reimbursed for allocated administrative expenses incurred on Terra BDC’s behalf. The Investment Advisory Agreement was terminated in connection with the Merger.
    On September 30, 2017, Terra BDC adopted the Servicing Plan. Pursuant to the Servicing Plan, Terra Capital Markets was entitled to receive a servicing fee at an annual rate of 1.125% of the most recently published NAV per share of Terra BDC’s common stock, of which up to 0.75% was reallowed to selected dealers, in exchange for providing certain administrative support services. With respect to each share sold, excluding shares sold through our distribution reinvestment plan, the servicing fee was payable annually on the anniversary of the applicable month of purchase. On December 23, 2020, Terra Capital Markets assigned to Terra BDC certain of its administration support services and certain obligations under the Dealer Manager Agreement, including making future payments of the previously reallowed servicing fee under the Servicing Plan directly to selected dealers, effectively reducing the servicing fee to 0.75%. In connection with the Merger, the Servicing Plan was terminated.
The following table presents a summary of such fees and reimbursements in accordance with the terms of the related agreements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Amounts Included in the Statements of Operations
Base management fees	$672,685	$566,213	$1,964,830	$1,606,881
(Reversal of incentive fees) incentive fees on capital gains	(68,486)	(90,614)	(102,160)	167,393
Operating expense reimbursement to Adviser	329,885	255,947	946,934	896,524
Servicing fees	(361,611)	125,197	(121,504)	380,562

REIT Status and Distributions
    Terra BDC elected to be taxed as a REIT under the Code commencing with its short taxable year beginning October 1, 2018 and ending December 31, 2018. Terra BDC believed it had operated in such a manner to continue to be taxed as a REIT for federal income tax purposes. In order to qualify as a REIT, Terra BDC was required, among other things, to distribute dividends equal to at least 90% of its REIT net taxable income to the stockholders annually and meet certain tests regarding the nature of its income and assets. As long as the distributions were declared by the later of the fifteenth day of the ninth month following the close of the taxable year or the due date of the tax return, including extensions, distributions paid up to one year after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. Terra BDC was also subject to nondeductible federal excise taxes if it did not distribute at least 85.0% of its ordinary income, 95.0% of its capital gain net income, if any, and any recognized and undistributed income from prior years on which it paid no federal income taxes. For the three and nine months ended September 30, 2022 and 2021, Terra BDC had made sufficient distributions to our stockholders to qualify to be taxed as a REIT and to preclude the imposition of either U.S. federal corporate income or excise taxation.
    Distributions to Terra BDC stockholders were recorded as of the record date. Subject to the discretion of the Terra BDC Board and applicable legal restrictions, Terra BDC authorized and declared ordinary cash distributions on either a monthly or quarterly basis and pay such distributions on a monthly basis. Terra BDC calculated each stockholder’s specific distribution amount for the period using daily record dates, and each stockholder’s distributions began to accrue on the date Terra BDC accepted such stockholder’s subscription for shares of its common stock.
    During certain periods, Terra BDC’s distributions may have exceeded its earnings. As a result, it was possible that some or all of the distributions it made represented a return of capital for tax purposes. A return of capital generally is a return of an investor’s investment rather than a return of earnings or gains derived from investment activities and would be made after deducting the fees and expenses payable in connection with a public offering of Terra BDC Common Stock, including any fees payable to Terra Income Advisors. Each year a statement on Form 1099-DIV identifying the sources of the distributions was mailed to our stockholders.
    Terra BDC adopted an “opt in” distribution reinvestment plan for its stockholders. As a result, if it made a cash distribution, its stockholders would receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of our common stock. However, certain state authorities or regulators may have imposed restrictions from time to time that have prevented or limited a stockholder’s ability to participate in the distribution reinvestment plan.
    Terra BDC funded its cash distributions to stockholders from any sources of funds available, including, borrowings, net investment income from operations, capital gain proceeds from the sale of assets, non-capital gain proceeds from the sale of assets, dividends or other distributions paid to Terra BDC on account of preferred and common equity investments in portfolio companies. Terra BDC did not establish limits on the amount of funds it used from available sources to make distributions.
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
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the investment. We expect most of the loan investments that will be held in the investment portfolio to fall into Level 3 of the fair value hierarchy. The fair value of our investment in marketable securities, if any, is determined based on quoted prices in an active market and is classified as Level 1 of the fair value hierarchy.
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
Federal Income Taxes
Terra BDC elected to be taxed as a REIT under the Code commencing with its short taxable year beginning October 1, 2018 and ending December 31, 2018. In order to qualify as a REIT, Terra BDC was required, among other things, to distribute at least 90% of its REIT net taxable income to its stockholders and to meet certain tests regarding the nature of its income and assets. Terra LLC is a limited liability company and its sole member, Terra REIT, will be responsible for paying tax on its taxable income.
Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the statements of operations. For the three and nine months ended September 30, 2022 and 2021, we did not incur any interest or penalties.
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
Related Party Transactions
Compensation of Terra Income Advisors
Pursuant to the Investment Advisory Agreement, Terra BDC paid Terra Income Advisors a base management fee and an incentive fee. The Investment Advisory Agreement was terminated in connection with the Merger.
The base management fee was calculated at an annual rate of 2.0% of Terra BDC’s average gross assets. The base management fee was payable quarterly in arrears and was calculated based on the average value of Terra BDC’s gross assets at the end of the two most recently completed calendar quarters. The base management fee could or could not be taken in whole or in part at the discretion of Terra Income Advisors. All or any part of the base management fee not taken as to any quarter would be deferred without interest and may have been taken in such other quarter as Terra Income Advisors determined. The base management fee for any partial month or quarter would have been prorated for such partial period.
The incentive fee consisted of two parts. The first part, which was referred to as the subordinated incentive fee on income, was calculated and payable quarterly in arrears based upon Terra BDC’s “pre-incentive fee net investment income” for the immediately preceding quarter. The subordinated incentive fee on income was subject to a quarterly hurdle rate, expressed as a rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 2.0% (8.0% annualized), subject to a “catch-up” feature. For this purpose, “pre-incentive fee net investment income” meant interest income, dividend income and any other income (including any other fees, other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence and consulting fees or other fees that Terra BDC received from portfolio companies) accrued during the calendar quarter, minus Terra BDC’s operating expenses for the quarter (including the base management fee, expenses reimbursed to Terra Income Advisors under the Investment Advisory Agreement and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income included, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero-coupon securities), accrued income that Terra BDC has not yet received in cash. Pre-incentive fee net investment income did not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The calculation of the subordinated incentive fee on income for each quarter was as follows:
•No incentive fee was payable to Terra Income Advisors in any calendar quarter in which Terra BDC’s pre-incentive fee net investment income did not exceed the hurdle rate of 2.0% (8.0% annualized);
•100% of Terra BDC’s pre-incentive fee net investment income, if any, that exceeded the hurdle rate but was less than or equal to 2.5% in any calendar quarter (10.0% annualized) was payable to Terra Income Advisors, all or any portion of which could be waived or deferred in Terra Income Advisors’s discretion. Terra BDC referred to this portion of the pre-incentive fee net investment income (which exceeds the hurdle rate but is less than or equal to 2.5%) as the “catch-up.” The catch-up provision was intended to provide Terra Income Advisors with an incentive fee of 20.0% on all of its pre-incentive fee net investment income when its pre-incentive fee net investment income reached 2.5% in any calendar quarter; and
•20.0% of the amount of Terra BDC’s pre-incentive fee net investment income, if any, that exceeded 2.5% in any calendar quarter (10.0% annualized) was payable to Terra Income Advisors once the hurdle rate was reached and the catch-up was achieved.
The second part of the incentive fee, which was referred to as the incentive fee on capital gains, was an incentive fee on capital gains earned on liquidated investments from the portfolio and was determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee equaled 20.0% of the incentive fee on capital gains, which equaled Terra BDC’s realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, Terra BDC accrued (but did not pay) for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.
Terra BDC reimbursed Terra Income Advisors for expenses necessary to perform services related to its administration and operation. The amount of this reimbursement was set at the lesser of (i) Terra Income Advisors’s actual costs incurred in providing such services and (ii) the amount that the Terra BDC Board, including a majority of its independent directors, estimated Terra BDC would be required to pay alternative service providers for comparable services in the same geographic location. Terra Income Advisors was required to allocate the cost of such services to Terra BDC based on objective factors such as total assets, revenues, time allocations and/or other reasonable metrics. The Terra BDC Board then assessed the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party providers known to be available. In addition, the Terra BDC Board considered whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Terra BDC Board compared the total amount paid to Terra Income Advisors for such services as a percentage of Terra BDC’s net assets to the same ratio as reported by other comparable BDCs. Terra BDC did not reimburse Terra Income Advisors for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of Terra Income Advisors.

Terra REIT’s Management Agreement with Terra REIT Advisors
Terra REIT is our parent and sole managing member. We have entered into a cost sharing arrangement with Terra REIT pursuant to which we will be responsible for our allocable share of Terra REIT’s expenses, including fees paid by Terra REIT to its manager, Terra REIT Advisors. Terra REIT currently pays the following fees to Terra REIT Advisors pursuant to a management agreement:
Origination and Extension Fee. An origination fee in the amount of 1.0% of the amount used to originate, acquire, fund or structure real estate-related investments, including any third-party expenses related to such loan. In the event that the term of any real estate-related loan is extended, Terra REIT Advisors also receives an origination fee equal to the lesser of (i) 1.0% of the principal amount of the loan being extended or (ii) the amount of fee paid by the borrower in connection with such extension.
Asset Management Fee. A monthly asset management fee at an annual rate equal to 1.0% of the aggregate funds under management, which includes the loan origination amount or aggregate gross acquisition cost, as applicable, for each real estate-related loan and cash held by Terra REIT.
Asset Servicing Fee. A monthly asset servicing fee at an annual rate equal to 0.25% of the aggregate gross origination price or aggregate gross acquisition price for each real estate related loan then held by Terra REIT (inclusive of closing costs and expenses).
Disposition Fee. A disposition fee in the amount of 1.0% of the gross sale price received by Terra REIT from the disposition of each loan, but not upon the maturity, prepayment, workout, modification or extension of a loan unless there is a corresponding fee paid by the borrower, in which case the disposition fee will be the lesser of (i) 1.0% of the principal amount of the loan and (ii) the amount of the fee paid by the borrower in connection with such transaction. If Terra REIT takes ownership of a property as a result of a workout or foreclosure of a loan, Terra REIT will pay a disposition fee upon the sale of such property equal to 1.0% of the sales price.
Transaction Breakup Fee. In the event that Terra REIT receive any “breakup fees,” “busted-deal fees,” termination fees, or similar fees or liquidated damages from a third-party in connection with the termination or non-consummation of any loan or disposition transaction, Terra REIT Advisors will be entitled to receive one-half of such amounts, in addition to the reimbursement of all out-of-pocket fees and expenses incurred by Terra REIT Advisors with respect to its evaluation and pursuit of such transactions.
In addition to the fees described above, Terra REIT reimburses Terra REIT Advisors for operating expenses incurred in connection with services provided to the operations of Terra REIT, including its allocable share of Terra REIT Advisors’s overhead, such as rent, employee costs, utilities, and technology costs.
Potential Conflicts of Interest
Terra Income Advisors, the investment manager to the Terra Income Funds,served as Terra BDC’s investment adviser. While Terra Income Advisors intended to allocate investment opportunities in a fair and equitable manner consistent with Terra BDC’s investment objectives and strategies, if necessary, so that Terra BDC would not have been disadvantaged in relation to any other client of Terra Income Advisors, it is possible that some investment opportunities may have been provided to the Terra Income Funds rather than to Terra BDC.
    Distributions
    Distributions to Terra BDC stockholders were recorded as of the applicable record date. Subject to the discretion of the Terra BDC Board and applicable legal restrictions, Terra BDC authorized and declared ordinary cash distributions on either a monthly basis and paid such distributions on a monthly basis. Net realized capital gains, if any, were distributed or deemed distributed at least annually.
    Capital Gains Incentive Fee
    Pursuant to the terms of the advisory agreement, the incentive fee on capital gains earned on liquidated investments of Terra BDC’s portfolio was determined and payable in arrears as of the end of each calendar year (or upon termination of the advisory agreement). Such fee equaled 20% of Terra BDC’s incentive fee on capital gains (i.e., its realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. Once any amount of this fee had been earned, on a quarterly basis, Terra BDC accrued (but did not pay) for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

Exemptive Relief
    The SEC granted Terra BDC exemptive relief from the provisions of Sections 17(d) and 57(a)(4) of the 1940 Act, thereby permitting Terra BDC, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with the Terra Income Funds, Terra REIT, Terra Property Trust 2, Inc. and any future BDC or closed-end management investment company that is registered under the 1940 Act and is advised by Terra Income Advisors or its affiliated investment advisers (the “Co-Investment Affiliates”). However, we were prohibited from engaging in certain transactions with our affiliates even under the terms of this exemptive order.
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
As of September 30, 2022, we had two investments with a net principal balance of $41.5 million that provides for interest income indexed to the London Interbank Offered Rate (“LIBOR”) and is subject to a LIBOR floor. A decrease of 1% in LIBOR would decrease our annual interest income by $0.4 million and an increase of 1% in LIBOR would increase our annual interest income by $0.4 million. Additionally, as of September 30, 2022, we had one investment with a net principal balance of $16.7 million that provides for interest income indexed to the Secured Overnight Financing Rate (“SOFR”) and is subject to a SOFR floor. A decrease of 1% in SOFR would decrease our annual interest income by $0.2 million and an increase of 1% in SOFR would increase our annual interest income by $0.2 million.
We may hedge against interest rate and currency exchange rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. For the three and nine months ended September 30, 2022 and 2021, we did not engage in interest rate hedging activities.
In addition, we may have risks regarding portfolio valuation. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Valuation of Investments.”
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
    As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
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

3.5*	Limited Liability Company Agreement of Terra Merger Sub, LLC, dated as of September 26, 2022, by Terra Property Trust, Inc.

Exhibit No.	Description and Method of Filing
4.1	Form of Subscription Agreement (incorporated by reference to Appendix A to the Final Prospectus dated February 2, 2018, filed with the SEC on February 2, 2018.)
4.2	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K filed with the SEC on November 16, 2018.)
4.3
Indenture, dated February 10, 2021, by and between Terra Income Fund 6, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on February 10, 2021.)

4.4
First Supplemental Indenture, dated February 10, 2021, by and between Terra Income Fund 6, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on February 10, 2021.)

4.5
Second Supplemental Indenture, dated October 1, 2022, by and among Terra Income Fund 6, Inc., Terra Merger Sub, LLC and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the SEC on October 3, 2022.)

10.1
Termination Agreement, dated May 2, 2022, by and between Terra Income Fund 6, Inc. and Terra Income Advisors, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 29, 2022.)

10.2	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 29, 2022.)
10.3*
Consent and Amendment Letter, dated as of September 27, 2022, by and among Terra Income Fund 6, Inc., Terra Merger Sub, LLC, Eagle Point Credit Management LLC, and certain lenders on the signature pages thereto.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File Included as Exhibit 101 (embedded within the Inline XBRL document)
* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 10, 2022

TERRA INCOME FUND 6, LLC
By: Terra Property Trust, Inc., its sole member

By:	/s/ Vikram S. Uppal
Vikram S. Uppal
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Gregory M. Pinkus
Gregory M. Pinkus
Chief Financial Officer, Chief Operating Officer,
Treasurer and Secretary
(Principal Financial and Accounting Officer)