Form 10-K
period 2022-12-31
Terra Income Fund 6, LLC
filed 2023-03-13
CIK 1577134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to
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
Securities registered pursuant to Section 12(g) of the Act: None.
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
All of the limited liability company interest in the registrant is held by an affiliate of the registrant. No market value has been computed based upon the fact that no active trading market had been established as of the date of this document.
Documents Incorporated by Reference
None.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements in this Annual Report on Form 10-K of Terra Income Fund 6, LLC (formerly “Terra Merger Sub, LLC”) (“Terra LLC”), a wholly owned subsidiary of Terra Property Trust, Inc. and the successor of Terra Income Fund 6, Inc. (“Terra BDC”), constitute forward-looking statements because they relate to future events or our future performance or financial condition. On October 1, 2022, pursuant to an Agreement and Plan of Merger, dated as of May 2, 2022, Terra BDC merged with and into Terra LLC, with Terra LLC continuing as the surviving entity of the merger (the “Merger”). In this report, as context requires, “we,” “us” and “our” refer to Terra BDC prior to the Merger and its successor, Terra LLC, after the Merger. The forward-looking statements contained in this Annual Report on Form 10-K may include, but are not limited to, statements as to:
•our expected financial performance and operating results;
•our ability to achieve the expected synergies, cost savings and other benefits from the Merger;
•risks associated with achieving expected synergies, cost savings and other benefits from the Merger;
•the availability of attractive risk-adjusted investment opportunities in our target asset class and other real estate-related investments that satisfy our objectives and strategies;
•the origination or acquisition of our targeted assets, including the timing of originations or acquisitions;
•volatility in our industry, interest rates and spreads, the debt or equity markets, the general economy or the real estate market specifically, whether the results of market events or otherwise;
•changes in our investment objectives and business strategy;
•the availability of financing on acceptable terms or at all;
•the performance and financial condition of our borrowers;
•changes in interest rates and the market value of our assets;
•borrower defaults or decreased recovery rates from our borrowers;
•changes in prepayment rates on our loans;
•our use of financial leverage;
•actual and potential conflicts of interest with any of the following affiliated entities: Terra Income Advisors, LLC (“Terra Income Advisors”), the investment adviser to Terra BDC prior to the Merger; Terra Capital Partners, LLC (“Terra Capital Partners”), our sponsor; Terra REIT Advisors, LLC, a subsidiary of Terra Capital Partners, and the external manager to our sole member Terra REIT (“Terra REIT Advisors” or the “REIT Manager”); Terra Fund Advisors, LLC, an affiliate of Terra Capital Partners; Terra JV, LLC, Terra Secured Income Fund 5, LLC, Terra Secured Income Fund 5 International, Terra Income Fund International and Terra Secured Income Fund 7, LLC, (collectively, the “Terra Income Funds”); Terra Offshore Funds REIT, LLC; Mavik Real Estate Special Opportunities Fund, LP; or any of their affiliates;
•our dependence on the REIT Manager or its affiliates and the availability of its senior management team and other personnel;
•actions and initiatives of the U.S., federal, state and local government and changes to the U.S. federal, state and local government policies and the execution and impact of these actions, initiatives and policies;
•the degree and nature of our competition.
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
RISK FACTOR SUMMARY
We are subject to numerous risks and uncertainties that could cause our actual results and future events to differ materially from those set forth or contemplated in our forward-looking statements, including those summarized below. The following list of risks and uncertainties is only a summary of some of the most important factors and is not intended to be exhaustive. This risk factor summary should be read together with the more detailed discussion of risks and uncertainties set forth under Item 1A — Risk Factors.
Risks Related to Our Business and Structure
•Our loan portfolio is concentrated in a limited number of industries and borrowers, which may subject us to a risk of significant loss if there is a downturn in a particular industry in which we are concentrated or if one of our larger borrowers encounters financial difficulties.
•Inflation in the U.S. has accelerated recently and is currently expected to continue at an elevated level in the near-to/medium-term, which may have an adverse impact on the valuation of our investments.
•Terra REIT may change our operating policies, objectives or strategies without prior notice or stockholder approval, and the effects of such a change may be adverse.
•Our ability to achieve our investment objectives depends on Terra REIT’s and Terra REIT Advisors’ ability to manage and support our investment process. If Terra REIT were to lose any members of its senior management team, our ability to achieve our investment objectives could be significantly harmed.
•Uncertainty relating to the LIBOR calculation process may adversely affect the value of our portfolio of the LIBOR-indexed, floating-rate debt securities in our portfolio.
•The Current Expected Credit Loss accounting standard could result in a significant change in how we recognize credit losses and may have a material adverse effect on our financial condition and results of operations.

Risks Related to Terra REIT Advisors and its Affiliates
•Terra REIT Advisors and its affiliates, including some of Terra REIT’s directors, face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in actions that are not in our best interests.
•There may be conflicts of interest related to obligations Terra REIT Advisors has to our affiliates and to other clients.
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
Risk Related to Debt Financing
•Changes in interest rates may affect our cost of capital
Risk Related to our REIT Status
•If we did not qualify as a REIT during the period beginning October 1, 2018 through our short taxable year ended October 1, 2022 (the “REIT Period”), we will be subject to tax as a regular corporation and could face a substantial tax liability on our income earned during the REIT Period.
General Risk Factors
•The ongoing COVID-19 pandemic has caused severe disruptions in the U.S and global economy, and any future pandemics or similar events, and the actions taken in response thereto, may adversely affect our investments and operations.
•Future recessions, downturns, disruptions or instability could have a materially adverse effect on our business.
•As a public company, we are subject to regulations not applicable to private companies, such as provisions of the Sarbanes-Oxley Act. Efforts to comply with such regulations involves significant expenditures, and non-compliance with such regulations may adversely affect us.

PART I
Item 1. Business.
Overview
Terra Income Fund 6, LLC (formerly “Terra Merger Sub, LLC”) (“Terra LLC”) was formed as a Delaware limited liability company on April 29, 2022 as a wholly owned subsidiary of Terra Property Trust, Inc. (“Terra REIT”). On October 1, 2022, pursuant to an Agreement and Plan of Merger, dated as of May 2, 2022 (as amended, the “Merger Agreement”), Terra Income Fund 6, Inc. (“Terra BDC”) merged with and into Terra LLC, with Terra LLC continuing as the surviving entity of the merger (the “Merger”). Subsequent to the Merger, Terra LLC became the successor of Terra BDC and assumed all of Terra BDC’s rights and obligations. The former members of Terra BDC’s board of directors (the “Terra BDC Board”) joined the board of directors of Terra REIT. Terra LLC does not have a board of directors and Terra REIT is the sole and managing member of Terra LLC. As context requires, “we,” “us” and “our” refer to Terra BDC prior to the Merger and its successor, Terra LLC, after the Merger.
Terra BDC was a Maryland corporation, formed on May 15, 2013 and commenced operations on June 24, 2015. Terra BDC elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) until it withdrew its election on September 29, 2022. Terra BDC was an externally managed, non-diversified, closed-end management investment company that initially elected to be taxed for federal income tax purposes as a regulated investment company (“RIC”) until December 31, 2018, when it changed its tax election from taxation as a RIC to taxation as a real estate investment trust (“REIT”). Terra BDC elected to be taxed as a REIT under Subchapter M of the Internal Revenue Code of 1986, as amended, commencing with its short taxable year beginning October 1, 2018 and ending December 31, 2018. Concurrent with the change in its tax election, Terra BDC changed its fiscal year end from September 30 to December 31 to satisfy the REIT requirements under the Code. During the REIT Period, as a REIT we were not subject to federal income taxes on income and gains distributed to the stockholders as long as certain requirements were satisfied, principally relating to the nature of income and the level of distributions, as well as other factors.
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
On April 1, 2021, Mavik Capital Management, LP (“Mavik”), an entity controlled by Vikram S. Uppal, Terra REIT’s Chief Executive Officer, completed a series of related transactions that resulted in all of the outstanding interests in Terra Capital Partners, LLC (“Terra Capital Partners”) being acquired by Mavik for a combination of cash and interests in Mavik (the “Recapitalization”). Following the series of transactions described below, Terra Income Advisors is ultimately controlled by Mavik. Prior to the Recapitalization, Terra Capital Partners was the immediate parent and managing member of Terra Income Advisors, and was ultimately controlled by Axar Real Estate Capital Group LLC (“Axar RE Manager”). In connection with the Recapitalization, Axar RE Manager assumed direct control of Terra Income Advisors by becoming its manager. Thus, the same parties that controlled Terra Income Advisors prior to the consummation of the Recapitalization maintained control of Terra Income Advisors, and by the terms of the Recapitalization continued to do so until a new investment advisory and administrative services agreement between Terra BDC and Terra Income Advisors (the “Investment Advisory Agreement”) was approved by the affirmative vote of a majority of the outstanding shares of common stock entitled to vote at Terra BDC’s 2021 annual meeting of stockholders on September 22, 2021. Subsequent to the approval of the Investment Advisory Agreement, Axar RE Manager ceased to be the manager of Terra Income Advisors and Terra Capital Partners again became the managing member of Terra Income Advisors.
Terra BDC was also responsible for future payments of the servicing fee to selected dealers under a servicing plan (the “Servicing Plan”) as a result of the assignment of certain administrative functions and other obligations under the second amended and restated dealer manager agreement between it and Terra Capital Markets, LLC.
Pursuant to the terms of the Merger Agreement, on October 1, 2022, except for any shares of common stock, par value $0.001 per share, of Terra BDC (“Terra BDC Common Stock”) held by Terra REIT or any wholly owned subsidiary of Terra REIT or Terra BDC, which shares were automatically retired and ceased to exist with no consideration paid therefor, each issued and outstanding share of Terra BDC Common Stock was automatically cancelled and retired and converted into the right to receive (i) 0.595 shares of the newly designated Class B Common Stock, par value $0.01 per share, of Terra REIT (“Class B

Common Stock”) and (ii) cash, without interest, in lieu of any fractional shares of Class B Common Stock otherwise issuable in an amount, rounded to the nearest whole cent, determined by multiplying (x) the fraction of a share of Class B Common Stock to which such holder would otherwise be entitled by (y) $14.38.
Pursuant to the terms of the transactions described in the Merger Agreement, 4,847,910 shares of Class B Common Stock were issued to former Terra BDC stockholders in connection with the Merger. Following the consummation of the Merger, former Terra BDC stockholders own approximately 19.9% of the common equity of Terra REIT as the combined company.
In connection with the Merger, we assumed the obligations of Terra BDC under the indenture of the unsecured notes payable as well as the credit agreement to provide for a delayed draw term loan of up to $25.0 million. Additionally, the Investment Advisory Agreement between Terra BDC and Terra Income Advisors and the Servicing Plan were terminated on October 1, 2022 and fees pursuant to such agreements are no longer payable. These advisory fees are now payable by our parent and sole managing member, Terra REIT, to its external manager, Terra REIT Advisors, pursuant to the amended and restated management agreement, dated as of February 8, 2018 (the “Management Agreement”), by and between Terra REIT and Terra REIT Advisors. We have entered into a cost sharing and reimbursement agreement (the “Cost Sharing Agreement”) with Terra REIT pursuant to which we will be responsible for our allocable share of Terra REIT’s expenses, including fees paid by Terra REIT to its manager. Terra REIT’s investment objective is to provide attractive risk-adjusted returns to its stockholders, primarily through regular distributions. There can be no assurances that Terra REIT will be successful in meeting its investment objective.
Terra BDC’s Investment Adviser
Terra BDC’s investment activities were externally managed by Terra Income Advisors, or the “Adviser”, a private investment firm affiliated with Terra BDC, pursuant to the Investment Advisory Agreement, under the oversight of the Terra BDC Board, a majority of whom were independent. Terra Income Advisors is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Under the Investment Advisory Agreement, Terra BDC agreed to pay Terra Income Advisors a base management fee as well as an incentive fee based on its investment performance.
Terra Income Advisors was responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring Terra BDC’s portfolio on an ongoing basis according to asset allocation and other guidelines set by the Terra BDC Board. Terra Income Advisors is registered as an investment adviser with the Securities and Exchange Commission (“SEC”). The level of Terra BDC’s investment activity depended on many factors, including the amount of debt and equity capital available to prospective borrowers, the level of refinancing activity for such companies, the availability of credit to finance transactions, the general economic environment and the competitive environment for the types of investments Terra BDC made.
The management of Terra BDC’s investment portfolio was the responsibility of Terra Income Advisors and its executive officers. The investment committee of Terra Income Advisors approved each new investment that Terra BDC made. The Terra BDC Board, including a majority of independent directors, oversaw and monitored Terra BDC’s investment performance and annually reviewed the compensation Terra BDC paid to Terra Income Advisors and its performance during the preceding 12 months to determine if the compensation paid to Terra Income Advisors was reasonable in relation to the nature and quality of the services performed, and that the provisions of the Investment Advisory Agreement were carried out.
As discussed above, in connection with the Merger, the Investment Advisory Agreement between Terra BDC and Terra Income Advisors was terminated on October 1, 2022 and fees pursuant to such agreement are no longer payable. These advisory fees are now payable by our parent and sole managing member, Terra REIT, to its external manager, Terra REIT Advisors, pursuant to the Management Agreement. We have entered into the Cost Sharing Agreement pursuant to which we are responsible for our allocable share of Terra REIT’s expenses, including fees paid by Terra REIT to Terra REIT Advisors.
About Terra Capital Partners
Terra Capital Partners, an affiliate of Terra Income Advisors and Terra REIT Advisors, is a real estate finance and investment firm based in New York City that focuses primarily on the origination and management of commercial real estate-related loans, including mezzanine loans, as well as first mortgage loans, bridge loans and preferred equity investments, in all major property types. Since its formation in 2001 and its commencement of operations in 2002, Terra Capital Partners has been engaged in providing financing on commercial properties of all major property types throughout the United States. In the lead up to the global financial crisis in 2007, believing that the risks associated with commercial real estate markets had grown out of proportion to the potential returns from such markets, Terra Capital Partners sold 100% of its interest in its portfolio. It was not until mid-2009, after its assessment that commercial mortgage markets would begin a period of stabilization and growth, that Terra Capital Partners began to sponsor new investment vehicles, which included the Terra Income Funds, to again provide debt capital to commercial real estate markets. The financings provided by all vehicles managed by Terra Capital Partners from January 2004 through December 31, 2022 have been secured by approximately 13.9 million square feet of office properties, 3.7 million square feet of retail properties, 5.9 million square feet of industrial properties, 5,058 hotel rooms and 28,493 apartment units. The value of the properties underlying this capital was approximately $11.2 billion based on appraised values as of the closing dates of each financing. In addition to its extensive experience originating and managing debt financings, Terra Capital Partners and its affiliates have owned and operated over six million square feet of office and industrial space between 2005 and 2007, and this operational experience further informs its robust origination and underwriting standards and would be beneficial should Terra REIT Advisors need to foreclose on a property underlying a financing. As of the date of this Annual Report on Form 10-K, Terra Capital Partners and its affiliates employed 27 persons.
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
Investment Objectives and Strategy
We are a wholly owned subsidiary of Terra REIT and our investment objective is to provide attractive risk-adjusted returns to Terra REIT’s stockholders, primarily through Terra REIT’s regular distributions. We structure, acquire and maintain a portfolio of investments that generate a stable income stream. We directly structure, underwrite and originate most of our investments, as we believe that doing so will provide us with the best opportunity to invest in loans that satisfy our standards, establish a direct relationship with the borrower and optimize the terms of our investments; however, we may acquire existing loans from the originating lender should our adviser determine such an investment is in our best interest. We may hold our investments until their scheduled maturity dates or may sell them if we are able to command favorable terms for their disposition. We may also seek to realize growth in the value of our investments by timing their sale to maximize value.
Terra REIT Advisors’ management team has extensive experience in originating, acquiring, structuring, managing and disposing of real estate-related loans similar to the types of loans in which we intend to invest. In order to meet our investment objectives, we generally seek to follow the following investment criteria:
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
•source off-market transactions; and
•hold investments until maturity unless, in Terra REIT Advisors’ judgment, market conditions warrant earlier disposition.
While the size of each of our investments generally range between $3 million and $20 million, our investments ultimately are at the discretion of Terra REIT Advisors, subject to oversight by Terra REIT’s board of directors (the “Terra REIT Board”). We focus on smaller, middle market loans which are financing properties in primary and secondary markets because we believe these loans are subject to less competition, offer higher risk adjusted returns than larger loans with similar risk metrics and facilitate portfolio diversification.

To enhance our returns, we employ leverage, including leverage resulting from issuance of the notes, as market conditions permit and at the discretion of Terra REIT Advisors. See Item 1A “Risk Factors — Risk Related to Debt Financing” for a discussion of the risks inherent in employing leverage.
Our Business Strategy
In executing our business strategy, we believe that we benefited from Terra REIT Advisors’ affiliation with Terra Capital Partners, given its strong track record and extensive experience and capabilities as real estate investment manager and sponsor of the Terra Income Funds. We believe the following core strengths enable us to realize our investment objectives and provided us with significant competitive advantages in the marketplace, and attractive risk-adjusted returns to Terra REIT’s stockholders.
Significant Experience of Terra Capital Partners
Terra Capital Partners provides Terra REIT Advisors with all of its key investment personnel. Terra Capital Partners has developed a reputation within the commercial real estate finance industry as a leading sophisticated real estate investment and asset management company with a 19-year track record in originating, underwriting and managing commercial real estate and real estate-related loans, preferred equity investments and investments with similar characteristics to the assets that we acquire. We believe we benefit from the depth and the disciplined approach Terra Capital Partners brings to its underwriting and investment management processes to structure and manage investments prudently. In addition to its extensive experience originating and managing debt financings, Terra Capital Partners and its affiliates have owned and operated over six million square feet of office and industrial space between 2005 and 2007, and this operational experience has further informed its robust origination and underwriting standards.
Disciplined Investment Process
    We follow a disciplined investment origination, underwriting and selection process. We follow an investment approach focused on long-term credit performance and capital protection. This investment approach involves a multi-phase evaluation, structuring and monitoring process for each potential investment opportunity. After investment, our management team focuses on a thorough review of our investments for potential credit quality deterioration and potential proactive steps to mitigate any losses to our invested capital. We believe this approach maximizes current income and minimizes capital loss. To date, all of the loans originated by Terra REIT Advisors and its affiliates have generated a positive return, which we believe is attributable to its rigorous origination, underwriting and selection process.
Portfolio Construction
We construct a portfolio that is diversified by property type, geographic location and borrower. We construct our portfolio based on our evaluation of the impact of each potential investment on the risk/reward mix in our existing portfolio. By selecting those assets that we believe will maximize returns while minimizing investment-specific risk, we believe we can build and manage an investment portfolio that provides superior value to Terra REIT’s stockholders over time, both in absolute terms and relative to other commercial real estate loan and real estate-related investment vehicles.
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

Extensive Strategic Relationships
Our management team maintains extensive relationships within the real estate industry, including real estate developers, institutional real estate sponsors and investors, real estate funds, investment and commercial banks, private equity funds, asset originators and broker-dealers, as well as the capital and financing markets generally. We believe these relationships enhance our ability to source and finance our investments as well as mitigate their credit and interest rate risk. We leverage the many years of experience and well-established contacts of our management team, and use these relationships for the benefit of Terra REIT’s stockholders.
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
    Subordinated Mortgage Loans (B-notes). B-notes include structurally subordinated first mortgage loans and junior participations in first mortgage loans or participations in these types of assets. Like first mortgage loans, these loans generally finance the acquisition, refinancing, rehabilitation or construction of commercial real estate. B-notes may be either short-term (one-to-five year) or long-term (up to 10-year), may be fixed or floating rate and are predominantly current-pay loans. We may originate current-pay B-notes backed by high-quality properties in the United States that fit our investment strategy. We may create B-notes by tranching our directly originated first mortgage loans generally through syndications of senior first mortgages or buying such assets directly from third-party originators.
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
    Other Real Estate-Related Investments. Terra REIT Advisors has the right to invest in other real estate-related investments, which may include CMBS or other real estate debt or equity securities. Certain of our real estate-related loans require the borrower to make payments of interest on the fully committed principal amount of the loan regardless of whether the full loan amount is outstanding.
Human Capital Management
We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of Terra Capital Partners, our sponsor, or by individuals who are contracted by Terra Capital Partners to work on behalf of us pursuant to the terms of the Management Agreement.
Regulation
Terra BDC elected to be regulated as a BDC under the 1940 Act until it withdrew its election on September 29, 2022. As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. The 1940 Act provides that a BDC may not change the nature of its business so as to cease to be, or to withdraw its election as, a BDC unless approved by a majority of its outstanding voting securities.
“A majority of the outstanding voting securities” of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of the voting securities of such company present at a meeting if the holders of more than 50% of the company’s outstanding voting securities are present or represented by proxy; or (ii) more than 50% of the outstanding voting securities of such company. Terra BDC secured the majority approval of its outstanding voting securities to withdraw its election as a BDC on September 12, 2022.
Terra BDC’s Qualifying Assets
Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets that were relevant to Terra BDC’s business are the following:
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
2.Securities of any eligible portfolio company that Terra BDC control.
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
4.Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and Terra BDC already owned 60% of the outstanding equity of the eligible portfolio company.
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
Managerial Assistance to Portfolio Companies
In order to count portfolio securities as qualifying assets for the purpose of the 70% test, Terra BDC must have either controlled the issuer of the securities or must have offered to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where Terra BDC purchased such securities in conjunction with one or more other persons acting together, one of the other persons in the group may have made available such managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.
Terra Income Advisors or its affiliates may have provided such managerial assistance on Terra BDC’s behalf to portfolio companies that requested this assistance, recognizing that Terra BDC’s involvement with each investment would vary based on factors including the size of the company, the nature of its investment, the company’s overall stage of development and Terra BDC’s relative position in the capital structure. Terra BDC may have received fees for these services.
Terra BDC’s Temporary Investments
Pending investment in other types of “qualifying assets,” as described above, Terra BDC’s investments may have consisted of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which Terra BDC referred to, collectively, as temporary investments, so that 70% of its assets were qualifying assets. Terra BDC typically invested in U.S. Treasury bills or in repurchase agreements, provided that such agreements were fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as Terra BDC, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There was no percentage restriction on the proportion of Terra BDC’s assets that may have been invested in such repurchase agreements.
Terra BDC’s Indebtedness and Senior Securities
As a BDC, Terra BDC was permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to its common stock if its asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remained outstanding, Terra BDC must have generally made provisions to prohibit any distribution to its stockholders or the repurchase of such securities or stock unless it met the applicable asset coverage ratios at the time of the distribution or repurchase. Terra BDC may have also borrowed amounts up to 5% of the value of its total assets for temporary or emergency purposes without regard to asset coverage.
Terra BDC’s Common Stock
As a BDC, Terra BDC was subject to certain regulatory restrictions in making its investments. For example, Terra BDC may have been prohibited under the 1940 Act from knowingly participating in certain transactions with its affiliates without the prior approval of the Terra BDC Board who were not interested persons and, in some cases, prior approval by the SEC. The SEC granted Terra BDC exemptive relief permitting it, subject to satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of Terra Income Advisors, including the Terra Income Funds, Terra REIT, and any future BDC or closed-end management investment company that was registered under the 1940 Act and was advised by Terra Income Advisors or its affiliated investment advisers (the “Co-Investment Affiliates”). However, Terra BDC was prohibited from engaging in certain transactions with its affiliates even under the terms of this exemptive order. Terra BDC believed this relief not only enhanced its ability to further its investment objectives and strategy, but may have also increased favorable investment opportunities for it, in part by allowing it to participate in larger investments, together with its Co-Investment Affiliates, than would have been available to it if it had not obtained such relief.
Terra BDC’s Co-Investments
As a BDC, Terra BDC was subject to certain regulatory restrictions in making its investments. For example, Terra BDC may have been prohibited under the 1940 Act from knowingly participating in certain transactions with its affiliates without the prior approval of the Terra BDC Board who were not interested persons and, in some cases, prior approval by the SEC. The SEC granted Terra BDC exemptive relief permitting it, subject to satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of Terra Income Advisors, including the Terra Income Funds, Terra REIT, and any future BDC or closed-end management investment company that was registered under the 1940 Act and was advised by Terra Income Advisors or its affiliated investment advisers (the “Co-Investment Affiliates”). However, Terra BDC was prohibited from engaging in certain transactions with its affiliates even under the terms of this exemptive order. Terra BDC believed this relief not only enhanced its ability to further its investment objectives and strategy, but may have also increased favorable investment opportunities for it, in part by allowing it to participate in larger investments, together with its Co-Investment Affiliates, than would have been available to it if it had not obtained such relief.
Terra BDC’s Compliance Policies and Procedures
As a BDC, Terra BDC and Terra Income Advisors each adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws and were required to review those compliance policies and procedures annually for their adequacy and the effectiveness of their implementation. Terra BDC’s Chief Compliance Officer and the chief compliance officer of Terra Income Advisors were responsible for administering those policies and procedures.
Terra BDC’s Proxy Voting Policies and Procedures
Terra BDC delegated its proxy voting responsibility to Terra Income Advisors. The proxy voting policies and procedures of Terra Income Advisors are set forth below. The guidelines were reviewed periodically by Terra Income Advisors and Terra

BDC’s disinterested directors. For purposes of these proxy voting policies and procedures described below, “we” “our” and “us” refer to Terra Income Advisors.
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

Item 1A. Risk Factors.
Investing in our notes involves certain risks relating to our structure and investment objectives. Investors should carefully consider these risk factors, together with all of the other information included in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes. The risks set forth below are not the only risks we face, and we may face other risks that we have not yet identified, which we do not currently deem material or which are not yet predictable. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case, the trading price of the notes could decline, and investors may lose all or part of their investment.
Risks Related to Our Business and Structure
Our loan portfolio is concentrated in a limited number of industries and borrowers, which may subject us to a risk of significant loss if there is a downturn in a particular industry in which we are concentrated or if one of our larger borrowers encounters financial difficulties. For example, as of December 31, 2022, our investments secured by mixed-use and office properties represented approximately 34.8% and 19.5%, respectively, of the carrying value of our total loan investments, we held only nine loan investments, our largest loan investment represented approximately 19.5% of the carrying value of our total loan investments and our top three loan investments represented approximately 54.8% of the carrying value of our total loan investments.
Our portfolio is concentrated in a limited number of industries and borrowers, and, as a result, a downturn in any particular industry or borrower in which we are heavily invested may significantly impact the aggregate returns we realize. If an industry in which we are heavily invested suffers from adverse business or economic conditions, a material portion of our investment could be affected adversely, which, in turn, could adversely affect our financial position and results of operations. As of December 31, 2022, our investments secured by mixed use and office properties represented approximately 34.8% and 19.5%, respectively, of the carrying value of our total loan investments. In addition, as of December 31, 2022, we held only ten loan investments and our largest loan investment represented approximately 19.5% of the carrying value of our total loan investments and our top three loan investments represented approximately 54.8% of the carrying value of our total loan investments. A covenant breach or other adverse event effecting a borrower would have a more weighted impact on our operating results and would require a write-down of a larger percentage of our assets.
Inflation in the U.S. has accelerated recently and is currently expected to continue at an elevated level in the near-to medium-term, which may have an adverse impact on the valuation of our investments.

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
Terra REIT may change our operating policies, objectives or strategies without prior notice, and the effects of such a change may be adverse.
Terra REIT has the authority to modify or waive our current operating policies, objectives or investment criteria and strategies without prior notice. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, operating results and the value of the notes. However, the effects might be adverse, which could negatively impact our ability to pay principal and interest payments on the notes.
Our ability to achieve our investment objectives depends on Terra REIT’s and Terra REIT Advisors’ ability to manage and support our investment process. If Terra REIT were to lose any members of its senior management team, our ability to achieve our investment objectives could be significantly harmed.
Since we have no employees, we depend on the investment expertise, skill and network of business contacts of Terra REIT, which evaluates, negotiates, structures, executes, monitors and services our investments. Our future success depends to a significant extent on the continued service and coordination of Terra REIT and its senior management team. The departure of any members of Terra REIT’s senior management team could have a material adverse effect on our ability to achieve our investment objectives.
Our ability to achieve our investment objectives also depends on the ability of Terra REIT Advisors, the external manager to our sole member, Terra REIT, to identify, analyze, invest in, finance and monitor companies that meet our investment criteria. Terra REIT Advisors’ capabilities in structuring the investment process, providing competent, attentive and efficient services to us and Terra REIT, and facilitating access to financing on acceptable terms depend on the employment of investment professionals in an adequate number and of adequate sophistication to match the corresponding flow of transactions. To achieve our investment objectives, Terra REIT Advisors may need to hire, train, supervise and manage new investment professionals to participate in our investment selection and monitoring process. Terra REIT Advisors may not be able to find investment professionals in a timely manner or at all. Failure to support our investment process could have a material adverse effect on our business, financial condition and results of operations.
In addition, the management agreement between Terra REIT and Terra REIT Advisors has termination provisions that allow the parties to terminate the agreement without penalty. The termination of this agreement may adversely impact the terms of any financing facility into which we may enter, which could have a material adverse effect on our business and financial condition.
Because our business model depends to a significant extent upon relationships with real estate and real estate-related industry participants, investment banks and commercial banks, the inability of Terra REIT or Terra REIT Advisors to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
We expect that Terra REIT and Terra REIT Advisors will depend on their relationships with real estate and real estate-related industry participants, investment banks and commercial banks, and we will rely to a significant extent upon these relationships, to provide us with potential investment opportunities. If Terra REIT or Terra REIT Advisors fail to maintain their existing relationships or develop new relationships or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom Terra REIT and Terra REIT Advisors have relationships are not obligated to provide us with investment opportunities, and therefore there is no assurance that such relationships will generate investment opportunities for us.
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
We and our portfolio companies are subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and holders of the notes, potentially with retroactive effect. Changes in laws or regulations governing the operations of those with whom we do business could also have a material adverse effect on our business, financial condition and results of operations.
In addition, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy to avail ourselves of new or different opportunities. Such changes could result in material differences to our strategies and plans as set forth in this Annual Report on Form 10-K and may result in our investment focus shifting from the areas of expertise of Terra REIT Advisors to other types of investments in which Terra REIT Advisors may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of each investor’s investment.
The expected discontinuance of the London interbank offered rate (“LIBOR”) and transition to alternative reference rates may adversely impact our borrowings and assets.
As of December 31, 2022, approximately $44.8 million of our investment portfolio, or approximately 36.9% of the carrying value of our total loan investments, included an interest rate that was indexed to LIBOR, all of which are subject to a LIBOR floor. The United Kingdom Financial Conduct Authority (“FCA”), which regulates LIBOR, has announced that the most commonly used tenors (overnight and one, three, six and 12 months) will cease to be published or will no longer be representative after June 30, 2023. The FCA’s announcement coincided with the March 5, 2021 announcement of LIBOR’s administrator, the ICE Benchmark Administration Limited (“IBA”), indicating that, as a result of not having access to input data necessary to calculate LIBOR tenors relevant to us on a representative basis after June 30, 2023, IBA would have to cease publication of such LIBOR tenors immediately after the last publication on June 30, 2023. These announcements mean that any of our LIBOR-based borrowings and assets that mature beyond June 30, 2023 need to be converted to alternative interest rates.

The Alternative Reference Rates Committee (“ARRC”), a group of private-market participants convened by the U.S. Federal Reserve Board and the New York Federal Reserve, has recommended the Secured Overnight Financing Rate (“SOFR”), a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities, as a more robust reference rate alternative to U.S. dollar LIBOR. The use of SOFR as a substitute for U.S. dollar LIBOR is voluntary and may not be suitable for all market participants. To approximate economic equivalence to LIBOR, SOFR can be compounded over a relevant term and a spread adjustment may be added. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities. If our LIBOR-based borrowings are converted to SOFR, the differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in interest costs that are higher than if LIBOR remained available, which could have a material adverse effect on our results. Although SOFR is the ARRC's recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in other ways that would result in higher borrowing costs for us. It is not yet possible to predict the magnitude of LIBOR’s end on our borrowing costs given the uncertainty about which rates will replace LIBOR and the timing of actual replacement. Market practices related to SOFR calculation conventions continue to develop and may vary, and inconsistent calculation conventions may develop among financial products.

We are not able to predict when LIBOR will cease to be available and it is not possible to predict all consequences of the IBA’s proposals to cease publishing LIBOR, any related regulatory actions and the expected discontinuance of the use of LIBOR as a reference rate for financial contracts. If such debt or loan assets mature after LIBOR ceases to be published, our counterparties may disagree with us about how to calculate or replace LIBOR. Even when robust fallback language is included, there can be no assurance that the replacement rate plus any spread adjustment will be economically equivalent to LIBOR, which could result in a higher interest rate being paid by us on our borrowings and a lower interest rate being paid to us on such assets. Modifications to any debt, loan assets, interest rate hedging transactions or other contracts to replace LIBOR with an alternative reference rate could result in adverse tax consequences. In addition, any resulting differences in interest rate standards among our assets and our financing arrangements may result in interest rate mismatches between our assets and the borrowings used to fund such assets.

We and other market participants have less experience understanding and modeling SOFR-based assets and liabilities than LIBOR-based assets and liabilities, increasing the difficulty of investing, hedging, and risk management. Because the impact of LIBOR cessation is dependent on unknown future facts, the language of individual contracts, and the outcome of potential future legislation or litigation, it is not currently practical for our valuation models to account for the cessation of LIBOR.

The process of transition involves operational risks. References to LIBOR may be embedded in computer code or models, and we may not identify and correct all of those references. Because compounded SOFR is backward-looking rather than forward-looking, parties making or receiving LIBOR-based payments may be unable to calculate payment amounts until the day that payment is due. Proposed mechanisms to solve the operational timing issue may result in a payment amount that does not fully reflect interest rates during the calculation period.
Potential changes, or uncertainty related to such potential changes, may also adversely affect the market for LIBOR-based loans or the cost of our borrowings. In addition, changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based loans, including the value of the LIBOR-indexed, floating-rate loans in our portfolio, or the cost of our borrowings. There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could have a material adverse effect on our results of operations, financial condition and our cash flows.
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

The Current Expected Credit Loss (“CECL”) accounting standard could result in a significant change in how we recognize credit losses and may have a material adverse effect on our financial condition and results of operations.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the CECL model. We adopted this ASU and related amendments on January 1, 2023. Under the CECL model, we are required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current United States generally accepted accounting principles (“U.S. GAAP”), which delays recognition until it is probable a loss has been incurred. The adoption of ASU 2016-13 resulted in an incremental reserve of approximately $0.7 million, which included reserve on future loan funding commitments. Accordingly, the adoption of the CECL model may materially affect how we determine our allowance for credit losses and require us to increase our allowance. If we are required to materially increase our level of allowance for credit losses for any reason, such increase could adversely affect our business, financial condition and results of operations.
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

We are subject to environmental, social and governance (“ESG”) risks that could adversely affect our reputation, business, operations and earnings.
Certain organizations that provide corporate risk information to investors and shareholders have developed scores and ratings to evaluate companies based upon various ESG metrics. Currently, there are no universal standards for such scores or ratings, but ESG evaluations are increasingly being integrated into investment analysis. Views about ESG matters are diverse and rapidly changing, and companies are facing increasing scrutiny from regulators, investors, and other stakeholders related to their ESG practices and disclosure. If we fail to adapt to or comply with regulatory requirements or investor or stakeholder ESG standards, our reputation, ability to do business with certain partners, access to capital, operations and earnings could be adversely affected.

Risks Related to Terra REIT Advisors and its Affiliates
Terra REIT Advisors and its affiliates, including some of Terra REIT’s directors, face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in actions that are not in our best interests.
Pursuant to the Cost Sharing Agreement, Terra REIT Advisors and its affiliates receive substantial fees in return for their services to us, and these fees could influence the advice provided to us. Among other matters, the compensation arrangements could affect their judgment with respect to public offerings of equity by us, and consequently Terra REIT Advisors to earn increased asset management fees. In addition, the decision to utilize leverage will increase our assets and, as a result, will increase the amount of management fees payable to Terra REIT Advisors.
There may be conflicts of interest related to obligations Terra REIT Advisors has to our affiliates and to other clients.
Terra REIT Advisors, our parent’s external manager, and its affiliates serve as investment advisers or managers to other entities that share the same senior management and investment teams. As a result, the members of the senior management and investment teams of Terra REIT Advisors serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by the same personnel. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our security holders. Our investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. As a result, Terra REIT Advisors and its affiliates, their employees and certain of their affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved. Terra REIT Advisors and its employees will devote only as much of its or their time to our business as Terra REIT Advisors and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.
The time and resources that individuals employed by Terra REIT Advisors and its affiliates devote to us may be diverted, and we may face additional competition due to the fact that individuals employed by Terra REIT Advisors are not prohibited from raising money for or managing another entity that makes the same types of investments that we target.
Neither Terra REIT Advisors nor individuals employed by it are prohibited from raising money for and managing another investment entity that makes the same types of investments as those we target. As a result, the time and resources that these individuals may devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities.
Risks Related to Our Investments
A covenant breach by any of our borrowers may harm our operating results.
A borrower’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a borrower’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting borrower.
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

We may not have the funds or ability to make additional funding in our loan investments.
We may not have the funds or ability to make additional funding in our loan investments. After our initial funding in a loan, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Any decisions not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a loan investment in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful operation or may reduce the expected return on the investment.
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
Some of our investments may not conform to conventional loan standards applied by traditional lenders and either will not be rated or will be rated as non-investment grade by the rating agencies. In addition, we may invest in securities that are rated below investment grade by rating agencies or that would be likely rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be difficult to value and illiquid. The non-investment grade ratings for these assets typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the properties’ underlying cash flow or other factors. As a result, these investments may have a higher risk of default and loss than investment grade-rated assets. Any loss we incur may be significant and may reduce cash available for principal and interest payments on the notes and adversely affect the value of our securities.
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
Declines in the market values of our investments may adversely affect periodic reported results of operations and credit availability, which may reduce our earnings and, in turn, cash available for principal and interest payments on the notes.
A decline in the market value of our assets will reduce our earnings in the period recognized and may adversely affect us particularly in instances where we have borrowed money based on the market value of those assets. If the market value of those assets declines, the lender may require us to post additional collateral to support the loan. If we were unable to post the additional collateral, we may have to sell assets at a time when we might not otherwise choose to do so. A reduction in credit available may reduce our earnings and, in turn, cash available for principal and interest payments on the notes.
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
Risk Related to Debt Financing
Changes in interest rates may affect our cost of capital
We use debt to finance investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates when we have debt outstanding, our cost of funds will increase, which could reduce our net investment income. We expect that any long-term fixed rate investments we acquire will be financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to purchase or develop such expertise. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments.
Risk Related to our REIT Status
If we did not qualify as a REIT during the REIT Period, we will be subject to tax as a regular corporation and could face a substantial tax liability on our income earned during the REIT Period.
We elected to operate so as to qualify as a REIT under the Code during the REIT Period. However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Notwithstanding the availability of cure provisions in the Code, we could have failed various compliance requirements and could have jeopardized our REIT status. If we failed to qualify as a REIT during the REIT Period, then:
•we would be taxed as a regular domestic corporation during the REIT Period, ineligible to deduct dividends paid to our stockholders in computing taxable income and would be subject to federal income tax on our taxable income at regular corporate income tax rates during the REIT Period; and
•any resulting tax liability could be substantial and could have a material adverse effect on our value.
General Risk Factors
The ongoing COVID-19 pandemic has caused severe disruptions in the U.S and global economy, and any future pandemics or similar events, and the actions taken in response thereto, may adversely affect our investments and operations.

In March 2020, the World Health Organization publicly characterized the outbreak of COVID-19 as a global pandemic. The COVID-19 pandemic has caused, and may continue to cause, significant disruptions to the U.S. and global economy and cause significant volatility and negative pressure in the financial markets. During the early part of the pandemic, the U.S. and global economy came under severe pressure due to numerous factors, including measures taken by governing authorities to prevent the spread of COVID-19, such as instituting quarantines, restrictions on travel, school closures, bans on public events and on public gatherings, “shelter in place” or “stay at home” rules, restrictions on types of business that may continue to operate, and/or restrictions on types of construction projects that may continue. Many of such restrictions have long since been lifted, and the unprecedented global impact of the COVID-19 pandemic appears to have largely subsided. Nevertheless, the negative impacts of COVID-19 on the U.S. and global economy were quite severe and recovery is still in progress.
As a result of a significant portion of our investments being in preferred equity of entities that own, mezzanine loans, first mortgages, or credit facilities secured by, office, multifamily, infrastructure and mixed-use properties located in the United States, the ongoing COVID-19 pandemic may impact our investments and operating results to the extent that it reduces occupancy, increases the cost of operation or results in limited hours or necessitates the closure of such properties. The borrowers under the mezzanine loans, first mortgages, credit facilities or preferred equity in which we invest may fail to make timely and required payments under the terms of such instruments.
The world-wide economic downturn resulting from the coronavirus pandemic could negatively impact our investments and operations, as well as our ability to make principal and interest payments on the notes. The extent to which the COVID-19 pandemic impacts our investments and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the future rate of occurrence or mutation of COVID-19, changes in governmental responses to the ongoing COVID-19 pandemic, and the effectiveness of responsive actions taken in the United States and other countries to contain and manage the disease. Public and private responses to the pandemic may lead to deterioration of economic conditions, an economic downturn or a recession at a global scale, which could materially affect our performance, financial condition, results of operations and cash flows. Any other pandemics or similar events in the future could also similarly have a material adverse effect on our investments and operations, as well as our ability to make principal and interest payments on the notes.

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
We and our portfolio companies are subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect. Changes in laws or regulations governing the operations of those with whom we do business could also have a material adverse effect on our business, financial condition and results of operations.
In addition, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy to avail ourselves of new or different opportunities. Such changes could result in material differences to our strategies and plans as set forth in this Annual Report on Form 10-K and may result in our investment focus shifting from the areas of expertise of Terra REIT Advisors to other types of investments in which Terra REIT Advisors may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and our value.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our administrative and principal executive offices are located at 205 West 28th Street, 12th Floor, New York, New York 10001. We believe that our office facilities are suitable and adequate for our business as it is presently conducted.

Item 3. Legal Proceedings.
Neither we nor Terra REIT nor Terra REIT Advisors is currently subject to any material legal proceedings, nor, to our knowledge, are material legal proceedings threatened against us, Terra REIT or Terra REIT Advisors. From time to time, we and individuals employed by Terra REIT and Terra REIT Advisors may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.
Item 4. Mine Safety Disclosures.
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
We are a wholly owned subsidiary of Terra REIT. Accordingly, there is no market for our equity.
Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The information contained in this section should be read in conjunction with our audited financial statements and related notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K.
Overview
Terra LLC was formed as a Delaware limited liability company on April 29, 2022 as a wholly owned subsidiary of Terra REIT. On October 1, 2022, pursuant to the Merger Agreement, dated as of May 2, 2022, Terra BDC merged with and into Terra LLC, with Terra LLC continuing as the surviving entity of the Merger. Subsequent to the Merger, Terra LLC became the successor of Terra BDC and assumed all of Terra BDC’s rights and obligations. The former members of the Terra BDC Board joined the Terra REIT Board. Terra LLC does not have a board of directors and Terra REIT is the sole and managing member of Terra LLC. In connection with the Merger, Terra BDC incurred transaction costs totaling $1.5 million for the year ended December 31, 2022.
Prior to the Merger, Terra BDC was an investment company, as defined under U.S. GAAP, and applied accounting and reporting guidance in accordance with the FASB Accounting Standard Codification (“ASC”) Topic 946, Financial Services — Investment Companies (the “Predecessor Basis”). Terra LLC does not meet the requirements to be classified as an investment company, and as such, it is an operating company and reports its investments at historical cost (the “Successor Basis”).
Terra BDC was incorporated under the general corporation laws of the State of Maryland on May 15, 2013 and commenced operations on June 24, 2015. Terra BDC was an externally managed, non-diversified, closed-end management investment company that elected to be regulated as a BDC under the 1940 Act. Terra BDC elected to be taxed as a REIT under the Code commencing with its short taxable year beginning October 1, 2018 and ending December 31, 2018 and believed it operated so as to qualify to be taxed as a REIT under Subchapter M of the Code during the REIT Period.
Our investment activities were externally managed by Terra Income Advisors and supervised by the Terra BDC Board, a majority of whom were independent. Under an Investment Advisory Agreement, we had agreed to pay Terra Income Advisors an annual base management fee based on our average quarterly gross assets, as well as incentive fees based on our performance. In connection with the Merger, the Investment Advisory Agreement was terminated and we no longer pay any fees to Terra Income Advisors. We were also responsible for future payments of the servicing fee to selected dealers under the Servicing Plan as a result of the assignment of certain administrative functions and other obligations under the Dealer Manager Agreement between us and Terra Capital Markets and related selected dealer agreements to us. In connection with the Merger, the Servicing Plan was terminated. See “ — Investment Advisory Agreement and Servicing Plan” below.
On April 1, 2021, Mavik, an entity controlled by Vikram S. Uppal, Terra REIT’s Chief Executive Officer, completed a series of related transactions that resulted in all of the outstanding interests in Terra Capital Partners being acquired by Mavik for a combination of cash and interests in Mavik (the “Recapitalization”). Following the series of transactions described below, Terra Income Advisors is ultimately controlled by Mavik.
Prior to the Recapitalization, Terra Capital Partners was the immediate parent and managing member of Terra Income Advisors, and was ultimately controlled by the Axar RE Manager. In connection with the Recapitalization, Axar RE Manager assumed direct control of Terra Income Advisors by becoming its manager. Thus, the same parties that controlled Terra Income Advisors prior to the consummation of the Recapitalization maintained control of Terra Income Advisors, and by the terms of the Recapitalization continued to do so until a new investment advisory and administrative services agreement between Terra BDC and Terra Income Advisors was approved by the affirmative vote of a majority of the outstanding shares of common stock entitled to vote at Terra BDC’s 2021 annual meeting of stockholders on September 22, 2021. Subsequent to the approval of the Investment Advisory Agreement, Axar RE Manager ceased to be the manager of Terra Income Advisors and Terra Capital Partners again became the managing member of Terra Income Advisors.
Pursuant to the terms of the Merger Agreement, on October 1, 2022, except for any shares of Terra BDC Common Stock held by Terra REIT or any wholly owned subsidiary of Terra REIT or Terra BDC, which shares were automatically retired and ceased to exist with no consideration paid therefor, each issued and outstanding share of Terra BDC Common Stock was automatically cancelled and retired and converted into the right to receive (i) 0.595 shares of Terra REIT Class B Common Stock and (ii) cash, without interest, in lieu of any fractional shares of Class B Common Stock otherwise issuable in an amount, rounded to the nearest whole cent, determined by multiplying (x) the fraction of a share of Class B Common Stock to which such holder would otherwise be entitled by (y) $14.38.
Pursuant to the terms of the transactions described in the Merger Agreement, 4,847,910 shares of Class B Common Stock were issued to former Terra BDC stockholders in connection with the Merger. Following the consummation of the Merger, former Terra BDC stockholders own approximately 19.9% of the common equity of Terra REIT as the combined company.
In connection with the Merger, Terra LLC assumed the obligations of Terra BDC under the indenture of the unsecured notes payable as well as the credit agreement to provide for a delayed draw term loan of up to $25.0 million. Additionally, the Investment Advisory Agreement between Terra BDC and Terra Income Advisors and the Servicing Plan were terminated on October 1, 2022 and fees pursuant to such agreements are no longer payable. These advisory fees are now payable by our parent and sole managing member, Terra REIT, to its external manager, Terra REIT Advisors, pursuant to the Management Agreement, dated as of February 8, 2018, by and between Terra REIT and Terra REIT Advisors. We have entered into the Cost Sharing Agreement with Terra REIT pursuant to which we will be responsible for our allocable share of Terra REIT’s expenses, including fees paid by Terra REIT to its manager. Terra REIT’s investment objective is to provide attractive risk-adjusted returns to its stockholders, primarily through regular distributions. There can be no assurances that Terra REIT will be successful in meeting its investment objective.
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
Expenses
Our primary operating expenses included interest expense on unsecured notes payable and the Term Loan (as defined herein), professional fees, payment of fees and reimbursement of expenses to Terra Income Advisors prior to the Merger, payment of fees and reimbursement of expenses to Terra REIT after the Merger pursuant to the Cost Sharing Agreement, and other expenses necessary for our operations.
On October 1, 2022, pursuant to the Merger Agreement, we became a wholly owned subsidiary of Terra REIT. We do not have a board of directors and Terra REIT is our sole and managing member. Subsequent to the Merger, we became the successor of Terra BDC and assumed all of Terra BDC’s rights and obligations. We have entered into the Cost Sharing Agreement with Terra REIT pursuant to which we will be responsible for our allocable share of Terra REIT’s expenses, including fees paid by Terra REIT to its manager.

Net Loan Investment Portfolio
    The tables below present our investment portfolio on a net investment basis, which represents our proportionate share of the investments, based on our economic ownership of these investments. This measure is used in reports to Terra REIT’s executive management and is used as a component to the asset base from which we calculate costs due to Terra REIT pursuant to the Cost Sharing Agreement. We believe that this measure provides useful information to investors because it represents our total assets under management and the financial exposure of each investment individually.

	December 31, 2022 (Successor Basis)
	Gross Loan Investments		Transfers Treated as Obligations Under Participation Agreements		Net Loan Investments
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair value
American Gilsonite Company	$21,705,029	$21,443,528	$—	$—	$21,705,029	$21,443,528
370 Lex Part Deux, LLC	23,655,377	19,718,327	—	—	23,655,377	19,718,327
Hillsborough Owners LLC	21,094,981	20,947,571	—	—	21,094,981	20,947,571
Asano Bankers Hill, LLC	17,817,825	17,578,839	—	—	17,817,825	17,578,839
William A. Shopoff & Cindy I. Shopoff	16,797,348	16,735,951	—	—	16,797,348	16,735,951
Ann Street JV LLC	15,548,446	15,127,126	—	—	15,548,446	15,127,126
Havemeyer TSM LLC	3,315,030	3,315,293	—	—	3,315,030	3,315,293
Dwight Mezz II LLC	2,916,369	2,914,042	—	—	2,916,369	2,914,042
RS JZ Driggs, LLC	2,499,671	2,499,671	—	—	2,499,671	2,499,671
Allowance for loan losses	(3,937,050)	—	—	—	(3,937,050)	—
Total loan investments	121,413,026	120,280,348	—	—	121,413,026	120,280,348
Equity investment in unconsolidated investment	10,013,691	10,013,691	—	—	10,013,691	10,013,691
Total investments	$131,426,717	$130,294,039	$—	$—	$131,426,717	$130,294,039

	December 31, 2021 (Predecessor Basis)
	Gross Loan Investments		Transfers Treated as Obligations Under Participation Agreements		Net Loan Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair value
American Gilsonite Company	$21,108,623	$21,417,965	$—	$—	$21,108,623	$21,417,965
370 Lex Part Deux, LLC	21,002,365	20,250,306	—	—	21,002,365	20,250,306
Hillsborough Owners LLC	16,026,455	16,279,593	4,807,937	4,883,877	11,218,518	11,395,716
Post Brothers Holdings, LLC	14,897,294	15,100,246	—	—	14,897,294	15,100,246
William A. Shopoff & Cindy I. Shopoff	13,121,112	13,347,088	—	—	13,121,112	13,347,088
RS JZ Driggs, LLC	7,847,256	7,877,552	—	—	7,847,256	7,877,552
Havemeyer TSM LLC	6,810,164	6,874,428	—	—	6,810,164	6,874,428
Ann Street JV LLC	5,320,560	5,482,725	—	—	5,320,560	5,482,725
Dwight Mezz II LLC	3,000,000	3,000,730	—	—	3,000,000	3,000,730
Total loan investments	109,133,829	109,630,633	4,807,937	4,883,877	104,325,892	104,746,756
Marketable securities	789,335	879,272	—	—	789,335	879,272
Total investments	$109,923,164	$110,509,905	$4,807,937	$4,883,877	$105,115,227	$105,626,028

	Three Months Ended December 31, 2022		Nine Months September 30, 2022		Year ended December 31, 2021

	Successor Basis		Predecessor Basis
	Weighted Average Principal Amount	Weighted Average Coupon Rate	Weighted Average Principal Amount	Weighted Average Coupon Rate	Weighted Average Principal Amount	Weighted Average Coupon Rate
Gross loan investments	$119,449,179	13.4%	$124,239,298	13.4%	$80,550,941	12.8%
Obligations under participation agreements	—	—%	(5,567,579)	11.1%	(3,521,859)	11.9%
Net loan investments	$119,449,179	13.4%	$118,671,719	13.5%	$77,029,082	12.9%
Our portfolio is concentrated in a limited number of industries and borrowers, and, as a result, a downturn in any particular industry or borrower in which we are heavily invested may significantly impact the aggregate returns we realize. If an industry in which we are heavily invested suffers from adverse business or economic conditions, a material portion of our investment could be affected adversely, which, in turn, could adversely affect our financial position and results of operations. For example, as of December 31, 2022, our investments secured by mixed-use and office properties represented approximately 34.8% and 19.5% respectively, of the carrying value of our total loan investments. In addition, as of December 31, 2022, we held only nine loan investments and our largest loan investment represented approximately 19.5% of the carrying value of our total loan investments and our largest three loan investments represented approximately 54.8% of the carrying value of our total loan investments.
Portfolio Investment Activity
For the years ended December 31, 2022 and 2021, we invested $65.8 million and $143.9 million in new and add-on investments, and had $42.9 million and $103.3 million of repayments, resulting in net investments of $22.8 million and $40.5 million, respectively.
Our portfolio composition was as follows:

	December 31, 2022 (Successor Basis)				December 31, 2021 (Predecessor Basis)
	Carrying Value of Investments	Percentage of Total Portfolio		Weighted Average Coupon Rate (1)	Fair Value of Investments	Percentage of Total Portfolio	Weighted Average Coupon Rate (1)
Loans	$79,082,650	60.2%		14.6%	$61,281,259	55.4%	12.6%
Loans through participation interest	46,267,426	35.2%		13.6%	48,349,374	43.8%	12.7%
Equity investment in unconsolidated investment	10,013,691	7.6%		—%	—	—%	—%
Marketable securities	—	—%		—%	879,272	0.8%	8.5%
Allowance for loan losses	(3,937,050)	(3.0)%		—%	—	—%	—%
Total	$131,426,717	100.0%	1	14.2%	$110,509,905	100.0%	12.6%
_______________
(1)Based upon the principal value of our investments.

The following table shows the portfolio composition by property type grouping:

	December 31, 2022 (Successor Basis)		December 31, 2021 (Predecessor Basis)
	Carrying Value of Investments	Percentage of Total Portfolio	Fair Value of Investments	Percentage of Total Portfolio
Mixed use	$42,227,836	32.2%	$23,154,021	21.0%
Office	23,655,377	18.0%	20,250,306	18.3%
Infrastructure	21,705,029	16.5%	21,417,965	19.4%
Multifamily	18,048,117	13.7%	28,460,523	25.7%
Industrial	16,797,348	12.8%	13,347,088	12.1%
Student housing	2,916,369	2.2%	3,000,730	2.7%
Allowance for loan losses	(3,937,050)	(3.0)%	—	—%
Total loan investments	121,413,026	92.4%	109,630,633	99.2%
Equity investment in unconsolidated investment	10,013,691	7.6%	—	—%
Marketable securities	—	—%	879,272	0.8%
Total investments	$131,426,717	100.0%	$110,509,905	100.0%
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
Term Loan
In April 2021, we entered into a credit agreement with a lender to provide for a delayed draw term loan of $25.0 million (the “Term Loan”). The Term Loan currently bears interest at a rate equal to 5.625% and was scheduled to mature on April 9, 2025. On September 27, 2022, the credit agreement was amended to change the scheduled maturity date to July 1, 2023 and remove the make whole premium on voluntary prepayment of the loans as well as to provide consent to the consummation of the Merger and the assumption by Terra LLC of all of the obligations of Terra BDC under the credit agreement. As of December 31, 2022, the amount outstanding under the Term Loan was $25.0 million.
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
As of December 31, 2021, obligations under participation agreements at fair value was $4.9 million and the weighted average contractual interest rate on the obligations under participation agreements was 8.3%. For the nine months ended September 30, 2022, we transferred $1.2 million of investments to affiliates through participation agreements and did not make any repayments on obligations under participation agreements. In connection with the Merger on October 1, 2022, Terra REIT contributed to us a $6.1 million loan acquired through participation, at which time the related obligation under participation agreement was extinguished. As of December 31, 2022, there were no obligations under participation agreement outstanding.

For the year ended December 31, 2021, we transferred $25.9 million of investments to affiliates through participation agreements and made $25.7 million of repayments on obligations under participation agreements.
Results of Operations
Operating results for the three months ended December 31, 2022 (Successor Basis), nine months ended September 30, 2022 and year ended December 31, 2021 (Predecessor Basis) were as follows:

Three Months Ended December 31, 2022

Revenues
Interest income	$6,600,064
Dividend and other income	5,862
6,605,926
Operating expenses
Base management fees paid to Terra REIT	395,129
Operating expense reimbursement to Terra REIT	371,515
Provision for loan losses	3,937,050
Professional fees	324,599
Insurance expense	78,501
5,106,794
Operating income	1,499,132
Other income and expenses
Income from equity investment in unconsolidated investment	13,691
Interest expense on unsecured notes payable	(944,466)
Interest expense on term loan	(359,375)
(1,290,150)
Net income	$208,982

	Nine Months Ended September 30, 2022	Year Ended December 31, 2021

Investment income
Interest income	$11,648,944	$12,489,678
Prepayment fee income	—	485,236
Dividend and other income	62,821	696,964
Total investment income	11,711,765	13,671,878
Operating expenses
Base management fees	1,964,830	2,182,947
(Reversal of incentive fees) incentive fees on capital gains (1)	(102,160)	291,710
Operating expense reimbursement to Adviser (Note 5)	946,934	1,222,217
(Reversal of) Servicing fees (Note 2, Note 5)	(121,504)	501,718
Interest expense on unsecured notes payable	2,299,538	2,703,111
Professional fees	1,139,775	1,240,762
Interest expense from obligations under participation agreements (Note 5)	433,622	1,513,228
Interest expense on term loan	1,101,797	313,638
Directors’ fees	84,378	120,622
Insurance expense	190,293	242,019
Transaction costs	1,459,762	—
General and administrative expenses	76,625	177,429
Total operating expenses	9,473,890	10,509,401
Net investment income before income taxes	2,237,875	3,162,477
Income tax expense	605,787	534,784
Net investment income	1,632,088	2,627,693
Net change in unrealized (depreciation) appreciation on investments	(3,444,211)	943,375
Net change in unrealized depreciation (appreciation) on obligations under participation agreements	42,128	(67,533)
Net realized gain on investments	55,783	582,710
Net (decrease) increase in net assets resulting from operations	$(1,714,212)	$4,086,245
Interest Income
For the three months ended December 31, 2022, nine months ended September 30, 2022 and the year ended December 31, 2021, interest income was $6.6 million, $11.6 million, and $12.5 million, respectively, and primarily consisted of contractual interest income of $3.4 million, $10.9 million and $11.1 million, respectively and amortization of transaction fee income of $0.1 million, $0.8 million and $1.3 million, respectively. Additionally, interest income for the three months ended December 31, 2022 included $3.2 million of amortization of purchase premium recorded in connection with the Merger.
Prepayment Fee Income
Prepayment fee income represents prepayment fees charged to borrowers for the early repayment of loans.
For the three months ended December 31, 2022 and nine months ended September 30, 2022, we did not receive any prepayment fee income. For the year ended December 31, 2021, we received a prepayment fee income of $0.5 million on a loan that a borrower repaid one year before maturity.
Dividend and Other Income
For the three months ended December 31, 2022, nine months ended September 30, 2022 and the year ended December 31, 2021, dividend and other income was $0.01 million, $0.1 million and $0.7 million, respectively. Dividend and other income for the year ended December 31, 2021 was related to dividend income received on marketable securities.

Base Management Fees
    Under the Investment Advisory Agreement, Terra BDC paid Terra Income Advisors a base management fee, which was calculated at an annual rate of 2.0% of our average gross assets. In connection with the Merger, the Investment Advisory Agreement was terminated and we entered into the Cost Sharing Agreement with Terra REIT.
    For the three months ended December 31, 2022, we paid base management fees of $0.4 million to Terra REIT pursuant to the Cost Sharing Agreement. For the nine months ended September 30, 2022 and the year ended December 31, 2021, we paid base management fees of $2.0 million and $2.2 million, respectively, to Terra Income Advisors pursuant to the Investment Advisory Agreement.
(Reversal of Incentive Fees) Incentive Fees on Capital Gains
Under the Investment Advisory Agreement, Terra BDC paid Terra Income Advisors an incentive fee on capital gains equaled to 20.0% of our net realized and unrealized capital gains. No incentive fees on capital gains were actually payable by Terra BDC with respect to unrealized gains` until those gains were realized. The Investment Advisory Agreement was terminated in connection with the Merger.
For the three months ended December 31, 2022 there were no reversals of incentive fees or incentive fees on capital gains because the Investment Advisory Agreement was terminated on October 1, 2022. For the nine months ended September 30, 2022, we reversed previously recorded incentive fees on capital gains of $0.1 million, as a result of a decline in the value of our investments. For the year ended December 31, 2021, incentive fees on capital gains were $0.3 million, as a result of an increase in the value of our investments.
Operating Expense Reimbursement
    Under the Investment Advisory Agreement, Terra BDC reimbursed Terra Income Advisors for operating expenses incurred in connection with administrative services provided to us, including compensation to administrative personnel. In connection with the Merger, the Investment Advisory Agreement was terminated and we entered into the Cost Sharing Agreement with Terra REIT.
    For the three months ended December 31, 2022, we reimbursed Terra REIT $0.4 million for operating expense incurred on our behalf pursuant to the Cost Sharing Agreement. For the nine months ended September 30, 2022 and the year ended December 31, 2021, we reimbursed Terra Income Advisors $0.9 million and $1.2 million, respectively, for operating expenses incurred on our behalf, pursuant to the Investment Advisory Agreement.
(Reversal of) Servicing Fees
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
For the three months ended December 31, 2022 there were no servicing fees. For the nine months ended September 30, 2022, Terra BDC reversed previously accrued servicing fees of $0.1 million, as a result of terminating the servicing plan in connection with the Merger. For the year ended December 31, 2021, serving fees were $0.5 million.
Provision for Loan Losses
The REIT Manager performs a quarterly evaluation for possible impairment of our portfolio of loans. We record an allowance for loan losses equal to (i) 1.5% of the aggregate carrying amount of loans rated as a “4”, plus (ii) 5% of the aggregate carrying amount of loans rated as a “5”, plus (iii) impaired loan reserves, if any.
As of December 31, 2022, we had two loans deemed impaired and recorded specific allowance for loan losses of $3.9 million for the three months ended December 31, 2022. We did not record any general allowance for loan losses because we did not have any loans with risk ratings of “4” or “5”. There was no provision for loan losses for the nine months ended September 30, 2022 and the year ended December 31, 2021, because the loans were reported at fair value.

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
For the three months ended December 31, 2022, nine months ended September 30, 2022 and the year ended December 31, 2021, interest expense on unsecured notes payable was $0.9 million, $2.3 million and $2.7 million, respectively.
Professional Fees
For the three months ended December 31, 2022, nine months ended September 30, 2022 and the year ended December 31, 2021, professional fees were $0.3 million, $1.1 million and $1.2 million, respectively. Professional fees for the nine months ended September 30, 2022 included a termination fee incurred in connection with terminating the contract with the transfer agent as a result of the Merger.
Interest Expense on Term Loan
In April 2021, Terra BDC entered into a credit agreement with a lender to provide for a delayed draw term loan of $25.0 million. The Term Loan currently bears interest at a rate equal to 5.625% and was scheduled to mature on April 9, 2025. We also pay, with respect to any unused portion of the Term Loan, a commitment fee of 0.75% per annum. On September 27, 2022, the credit agreement was amended to change the scheduled maturity date to July 1, 2023 and remove the make whole premium on voluntary prepayment of the loans as well as to provide consent to the consummation of the Merger and the assumption by Terra LLC of all of the obligations of Terra BDC under the credit agreement effective October 1, 2022. As of December 31, 2022, the amount outstanding under the Term Loan was $25.0 million.
For the three months ended December 31, 2022, nine months ended September 30, 2022 and the year ended December 31, 2021, interest expense on the Term Loan was $0.4 million, $1.1 million and $0.3 million, respectively.
Interest Expense From Obligations Under Participation Agreements
For the three months ended December 31, 2022, there was no interest expense from obligations under participation agreements as the related obligation under participation agreements was extinguished in connection with the Merger. For the nine months ended September 30, 2022 and year ended December 31, 2021, interest expense from obligations under participation agreements were $0.4 million and $1.5 million, respectively.
Directors’ Fees
For the three months ended December 31, 2022, there were no directors fees as Terra REIT is responsible for paying directors fees subsequent to the Merger. For the nine months ended September 30, 2022 and year ended December 31, 2021, directors fees were $0.08 million and $0.12 million, respectively.
Transaction Costs
On October 1, 2022, pursuant to the Merger Agreement, Terra BDC merged with and into Terra LLC with Terra LLC surviving as a wholly owned subsidiary of Terra REIT. In connection with the Merger, we incurred transaction costs totaling $1.5 million for the nine months ended September 30, 2022. There were no such costs for the three months ended December 31, 2022 or the year ended December 31, 2021.
Income Tax Expense
During the third quarter of 2021, Terra BDC formed a taxable REIT subsidiary (“TRS”) to hold two credit facilities. Subsequent to the Merger on October 1, 2022, the TRS became a qualified REIT subsidiary of Terra LLC.
For the three months ended December 31, 2022, there was no provision for income tax as a TRS is not utilized subsequent to the Merger. For the nine months ended September 30, 2022, pre-tax income attributable to the TRS was $2.1 million. Based on the effective income tax rate of 28.2%, the provision for income tax for the TRS was $0.6 million. For the year ended December 31, 2021, pre-tax income attributable to the TRS was $1.8 million. Based on the effective income tax rate of 30.5%, provision for income tax for the TRS was $0.5 million.

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
For the three months ended December 31, 2022, we did not record any unrealized appreciation or depreciation on investments because investments were reported at cost subsequent to the Merger (Successor Basis).
For the nine months ended September 30, 2022, we recorded an increase in unrealized depreciation on investments of $3.4 million, as a result of a decrease in the collateral of a loan as well as an increase in the index rates.
For the year ended December 31, 2021, we recorded an increase in net change in unrealized appreciation on investments of $0.9 million, primarily due to new investments originated in the current period partially offset by a decrease in the discounted cash flow of one loan due to the recovery period being extended.
Net Realized Gain on Investments
For the three months ended December 31, 2022, we did not sell any marketable securities and did not recognize any gain or loss on investments.
For the nine months ended September 30, 2022, we sold marketable securities and recognized a net gain on investments of $0.1 million.
For the year ended December 31, 2021, net realized gain on investments was $0.6 million, primarily related to net gain recognized on sale of marketable securities of $0.8 million, partially offset by a loss recognized on the repayment of a loan of $0.2 million.
Net Income
For the three months ended December 31, 2022, the resulting net income as $0.2 million.

Net (Decrease) Increase in Net Assets Resulting from Operations

For the nine months ended September 30, 2022, we recorded a net decrease in net assets resulting from operations of $1.7 million. Based on the weighted average shares of common stock outstanding, our per share net decrease in net assets resulting from operations was $0.21.

For the year ended December 31, 2021, we recorded a net increase in net assets resulting from operations of $4.1 million. Based on the weighted average shares of common stock outstanding, our per share net increase in net assets resulting from operations was $0.49.

Terra REIT’s Management Agreement with Terra REIT Advisors

Terra REIT is our parent and sole managing member. We have entered into a cost sharing arrangement with Terra REIT pursuant to which we will be responsible for our allocable share of Terra REIT’s expenses, including fees paid by Terra REIT to its manager, Terra REIT Advisors. Terra REIT currently pays the following fees to Terra REIT Advisors pursuant to the Management Agreement:

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

Disposition Fee. A disposition fee in the amount of 1.0% of the gross sale price received by Terra REIT from the disposition of each loan, but not upon the maturity, prepayment, workout, modification or extension of a loan unless there is a corresponding fee paid by the borrower, in which case the disposition fee will be the lesser of (i) 1.0% of the principal amount of the loan and ii) the amount of the fee paid by the borrower in connection with such transaction. If Terra REIT takes ownership of a property as a result of a workout or foreclosure of a loan, Terra REIT will pay a disposition fee upon the sale of such property equal to 1.0% of the sales price.

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

In addition to the fees described above, Terra REIT reimburses Terra REIT Advisors for operating expenses incurred in connection with services provided to the operations of Terra REIT, including its allocable share of Terra REIT Advisors’ overhead, such as rent, employee costs, utilities, and technology costs.
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
    We may borrow funds to make investments to the extent we determine that leveraging our portfolio would be appropriate. In February 2021, Terra BDC issued $38.4 million in aggregate principal amount of 7.00% fixed-rate notes due 2026, for net proceeds of $37.2 million after deducting underwriting commissions of $1.2 million. On October 1, 2022 in connection with the Merger, Terra BDC, Terra LLC and U.S. Bank National Association entered into a second supplemental indenture pursuant to which Terra LLC assumed the payment of the notes and the performance of every covenant of the indenture, to be performed or observed by Terra BDC. In April 2021, Terra BDC entered into a credit agreement with a lender to provide for a delayed draw term loan of $25.0 million. The term loan currently bears interest at a rate equal to 5.625% and was scheduled to mature on April 9, 2025. On September 27, 2022, the credit agreement was amended to change the scheduled maturity date to July 1, 2023 and remove the make whole premium on voluntary prepayment of the loans as well as to provide consent to the consummation of the Merger and the assumption by Terra LLC of all of the obligations of Terra BDC under the credit agreement. As of December 31, 2022, amount outstanding under the Term Loan was $25.0 million.
Certain of our loans provide for commitments to fund the borrower at a future date. As of December 31, 2022, we had three loans with total funding commitments of $59.3 million, of which we funded $53.4 million. We expect to fund $5.9 million of the unfunded commitments to borrowers during the next twelve months.
Cash Flows for the Three Months Ended December 31, 2022 (Successor Basis)
Operating Activities — For the three months ended December 31, 2022, cash used in operating activities was $0.1 million.
Investing Activities — For the three months ended December 31, 2022, cash used in investing activities was $17.7 million, related to purchases of investments.
Cash Flows for the Nine Months Ended September 30, 2022 (Predecessor Basis)
    Operating Activities — For the nine months ended September 30, 2022, net cash used in operating activities was $6.9 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, repayments and sales of portfolio investments, among other factors. Cash flows used in operating activities for the nine months ended

September 30, 2022 were primarily related to purchases of investments of $48.1 million, partially offset by repayments and proceeds from sale of investments of $42.9 million and cash generated from operations of $1.8 million.
    Financing Activities — For the nine months ended September 30, 2022, net cash provided by financing activities was $19.0 million, primarily related to proceeds from borrowings under the Term Loan of $19.9 million and proceeds from obligations under participation agreements of $1.2 million, partially offset by distributions paid to stockholders of $2.1 million.
Cash Flows for the Year Ended December 31, 2021 (Predecessor Basis)
    Operating Activities — For the year ended December 31, 2021, net cash used in operating activities was $35.7 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, repayments and sales of portfolio investments, among other factors. Cash flows used in operating activities for the year ended December 31, 2021 were primarily related to purchases of investments of $143.9 million, partially offset by repayments and proceeds from sale of investments of $103.3 million and cash generated from operations of $4.9 million.
    Financing Activities — For the year ended December 31, 2021, net cash provided by financing activities was $33.8 million, primarily related to proceeds from issuance of unsecured notes, net of discount, of $37.2 million and proceeds from borrowings under the Term Loan of $4.4 million, net of discount, partially offset by distributions paid to stockholders of $2.9 million, payments for repurchases of common stock under the stock repurchase plan of $3.8 million and payment of financing costs related to the issuance of unsecured notes and the Term Loan of $1.3 million. Additionally, we received proceeds from obligations under participation agreements of $25.9 million and made repayment of obligations under participation agreements of $25.7 million.
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
The following table presents a summary of such fees and reimbursements in accordance with the terms of the related agreements:

	Three Months Ended December 31, 2022 (1)	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
Amounts Included in the Statements of Operations
Base management fees	$395,129	$1,964,830	$2,182,947
(Reversal of incentive fees) incentive fees on capital gains (2)	N/A	(102,160)	291,710
Operating expense reimbursement to Adviser (3)	371,515	946,934	1,222,217
Servicing fee	N/A	(121,504)	501,718
_______________
(1)These fees were incurred pursuant to the Cost Sharing Agreement between Terra LLC and Terra REIT.

(2)For the nine months ended September 30, 2022 Terra BDC reversed previously accrued incentive fees on capital gains of $102,160. Incentive fees on capital gains were based on 20% of net realized and unrealized capital gains. No incentive fees on capital gains are actually payable by Terra BDC with respect to unrealized gains unless and until those gains are realized.
(3)Amounts were primarily compensation for time spent supporting our day-to-day operations.
REIT Status and Distributions
    Terra BDC elected to be taxed as a REIT under the Code commencing with its short taxable year beginning October 1, 2018 and ending December 31, 2018. Terra BDC believed it operated in such a manner to be taxed as a REIT for federal income tax purposes through its short taxable year ended October 1, 2022. In order to qualify as a REIT during the REIT Period, Terra BDC was required, among other things, to distribute dividends equal to at least 90% of its REIT net taxable income to the stockholders annually and meet certain tests regarding the nature of its income and assets. As long as the distributions were declared by the later of the fifteenth day of the ninth month following the close of the taxable year or the due date of the tax return, including extensions, distributions paid up to one year after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. Terra BDC was also subject to nondeductible federal excise taxes if it did not distribute at least 85.0% of its ordinary income, 95.0% of its capital gain net income, if any, and any recognized and undistributed income from prior years on which it paid no federal income taxes. For its taxable years during the REIT Period, including its short taxable year ended October 1, 2022, Terra BDC made sufficient distributions to our stockholders to qualify to be taxed as a REIT and to preclude the imposition of either U.S. federal corporate income or excise taxation during the REIT Period.
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
    Terra BDC funded its cash distributions to stockholders from any sources of funds available, including, borrowings, net investment income from operations, capital gain proceeds from the sale of assets, non-capital gain proceeds from the sale of assets, dividends or other distributions paid to Terra BDC on account of preferred and common equity investments in portfolio companies. Terra BDC did not establish limits on the amount of funds it used from available sources to make distributions. In connection with the Merger, Terra BDC’s distribution reinvestment plan was terminated.
Critical Accounting Policies
Our consolidated financial statements are prepared in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. In preparing the consolidated financial statements, management has utilized available information, including industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. As we execute our expected operating plans, we will describe additional critical accounting policies in the notes to our future consolidated financial statements in addition to those discussed below.
Allowance for Loan Losses
    Our loans are typically collateralized by either the sponsors’ equity interest in the real estate properties or the underlying real estate properties. As a result, we regularly evaluate the extent and impact of any credit migration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower/sponsor on a loan-by-loan basis. Specifically, a property’s operating results and any cash reserves are analyzed and used to assess (i) whether cash from operations and/or reserve balances are sufficient to cover the debt service requirements currently and into the future; (ii) the ability of the borrower to refinance the loan; and/or (iii) the property’s liquidation value. We also evaluate the financial wherewithal of the sponsor as well as its competency in managing and operating the real estate property. In addition, we consider the overall economic environment, real estate sector, and geographic submarket in which the borrower operates. Such analyses are completed and reviewed by asset management and finance personnel, who utilize various data sources, including (i) periodic financial data such as debt service coverage ratio, property occupancy, tenant profile, rental rates, operating expenses, the borrower’s exit plan, the capitalization and discount rates; (ii) site inspections; and (iii) current credit spreads and discussions with market participants.
    The REIT Manager performs a quarterly evaluation for possible impairment of our portfolio of loans. A loan is impaired if it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan. Impairment is measured based on the present value of expected future cash flows or the fair value of the collateral if the loan is collateral dependent. Upon measurement of impairment, we record an allowance to reduce the carrying value of the loan with a corresponding charge to net income.
    In conjunction with the quarterly evaluation of loans not considered impaired, the REIT Manager assesses the risk factors of each loan and assigns each loan a risk rating between 1 (very low risk) and 5 (highest risk), which is an average of the numerical ratings in the following categories: (i) sponsor capability and financial conditions; (ii) loan and collateral performance relative to underwriting; (iii) quality and stability of collateral cash flows and/or reserve balances; and (iv) loan to value. We record an allowance for loan losses equal to (i) 1.5% of the aggregate carrying amount of loans rated as a “4,” (Higher risk), plus (ii) 5% of the aggregate carrying amount of loans rated as a “5,” (Highest risk) plus (iii) impaired loan reserves, if any.
    There may be circumstances where we modify a loan by granting the borrower a concession that we might not otherwise consider when a borrower is experiencing financial difficulty or is expected to experience financial difficulty in the foreseeable future. Such concessionary modifications are classified as troubled debt restructurings (“TDRs”), unless the modification solely results in a delay in a payment that is insignificant. Loans classified as TDRs are considered impaired loans for reporting and measurement purposes.
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
As of December 31, 2022, we had two investments with a net principal balance of $44.4 million that provide for interest income indexed to the London Interbank Offered Rate (“LIBOR”) and is subject to a LIBOR floor. A decrease of 1% in LIBOR would decrease our annual interest income by $0.4 million and an increase of 1% in LIBOR would increase our annual interest income by $0.4 million. Additionally, as of December 31, 2022, we had one investment with a net principal balance of $17.5 million that provides for interest income indexed to the Secured Overnight Financing Rate (“SOFR”) and is subject to a SOFR floor. A decrease of 1% in SOFR would decrease our annual interest income by $0.2 million and an increase of 1% in SOFR would increase our annual interest income by $0.2 million.
We may hedge against interest rate and currency exchange rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. For the years ended December 31, 2022 and 2021, we did not engage in interest rate hedging activities.

Item 8. Financial Statements and Supplementary Data.
Our financial statements are annexed to this Annual Report on Form 10-K beginning on page F-1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
    None.
Item 9A4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
    As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
Evaluation of Internal Controls Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of Terra REIT Advisors, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer of our sole managing member Terra REIT (performing functions equivalent to those a principal executive officer and principal financial officer of our company would perform if we had any officers), we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of the end of the fiscal year covered by this Annual Report on Form 10-K.
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
None
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
    This section has been omitted pursuant to General Instruction I(2)(c) of Form 10-K.
Item 11. Executive Compensation.
This section has been omitted pursuant to General Instruction I(2)(c) of Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
This section has been omitted pursuant to General Instruction I(2)(c) of Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
This section has been omitted pursuant to General Instruction I(2)(c) of Form 10-K.
Item 14. Principal Accountant Fees and Services.

On October 1, 2022, pursuant to the terms of the Merger Agreement, Terra BDC merged with and into us, with us continuing as the surviving entity of the Merger and as a wholly owned subsidiary of Terra REIT. We do not have a board of directors and Terra REIT is our sole and managing member. For the years ended December 31, 2022 and 2021, KPMG LLP (“KPMG”) served as our independent auditor and provided certain tax and other services. The Audit Committee of Terra REIT Advisors (the “Terra REIT Audit Committee”) currently anticipates that it will engage KPMG as our independent auditor to audit our consolidated financial statements for the year ending December 31, 2023, subject to agreeing on fee estimates for the audit work. The Terra REIT Audit Committee reserves the right, however, to select a new auditor at any time in the future in its discretion. Any such decision would be disclosed to the stockholders in accordance with applicable securities laws, except that the applicable policies for the periods prior to the closing of the Merger on October 1, 2022 were the policies of Terra BDC which were substantially similar to the policies of Terra REIT and were administered by the audit committee of the Terra BDC Board during such periods.
Audit Fees
The following table displays fees for professional services by KPMG:

	Years Ended December 31,
	2022	2021
Audit Fees	$378,600	$348,240
Audit-Related Fees	—	—
Tax Fees	44,227	55,000
All Other Fees	—	—
Total	$422,827	$403,240
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

Pre-Approval Policies
Terra REIT has established a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by our independent auditor. Pursuant to this policy, the Terra REIT Audit Committee will pre-approve the audit and non-audit services performed by our independent auditor in order to assure that the provision of such services does not impair the auditor’s independence. Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Terra REIT Audit Committee for specific pre-approval in accordance with the pre-approval policy, irrespective of the amount of fees associated with such services, and cannot commence until such approval has been granted. Normally, pre-approval is provided at the regularly scheduled meetings of the Terra REIT Audit Committee. However, the Terra REIT Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated must report any pre-approval decisions to the Terra REIT Audit Committee at its next scheduled meeting. The Terra REIT Audit Committee does not delegate its responsibilities to pre-approve services performed by our independent auditor to management. All services rendered by KPMG for the years ended December 31, 2022 and 2021 were pre-approved in accordance with the policies set forth above.
PART IV
Item 15.  Exhibits and Financial Statement Schedules.
The following documents are filed as part of this Annual Report on Form 10-K:
(1) Financial Statements
The index to our financial statements is on page F-1 of this Annual Report on Form 10-K.
(2) Financial Statement Schedule
The index to our financial schedules is on page F-1 of this Annual Report on Form 10-K.
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

Exhibit No.	Description and Method of Filing
3.5
Limited Liability Company Agreement of Terra Merger Sub, LLC, dated as of September 26, 2022, by Terra Property Trust, Inc.(incorporated by reference to Exhibit 3.5 to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2022.)

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

4.3
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
10.3
Consent and Amendment Letter, dated as of September 27, 2022, by and among Terra Income Fund 6, Inc., Terra Merger Sub, LLC, Eagle Point Credit Management LLC, and certain lenders on the signature pages thereto (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2022.)

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
* Filed herewith.
** Furnished herewith.
Item 16. Form 10-K Summary.
    None.

Terra Income Fund 6, LLC
Schedules other than those listed are omitted as they are not applicable for the required or equivalent information has been included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm
To the Member
Terra Income Fund 6, LLC:

Opinion on the Consolidated Financial Statements

We have audited the consolidated financial statements and the related notes and financial statement schedule IV (collectively, the consolidated financial statements) of Terra Income Fund 6, LLC and subsidiaries, successor to Terra Income Fund 6, Inc. and subsidiaries, (collectively, the Company) as listed in the accompanying index. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 (Successor Basis) and 2021 (Predecessor Basis), and the results of its operations and its cash flows for the three-month period ended December 31, 2022 (Successor Basis), the nine-month period ended September 30, 2022 (Predecessor Basis), and the year ended December 31, 2021 (Predecessor Basis), in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of the allowance for loan losses

As discussed in Notes 2 and 3 to the consolidated financial statements, the Company's allowance for loan losses on loans held for investment and loans held for investment acquired through participation (loans) collectively evaluated for impairment (ALL) totaled $0 as of December 31, 2022. The Company performs a quarterly evaluation for possible impairment of the loan portfolio. For loans not considered impaired, the Company assesses the risk factors of each loan and assigns a risk rating. Risk factors include the (i) sponsor capability and financial condition, (ii) loan and collateral performance relative to underwriting, (iii) quality and stability of collateral cash flows and /or reserve balances, and (iv) loan to value. The Company records an allowance for loan losses based on a loss rate percentage for specific risk ratings and the aggregate carrying amount of the loan.

We identified the assessment of the ALL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment due to significant recognition and measurement uncertainty. Specifically, complex and subjective auditor judgment was required to assess the methodology and data used to derive the loss rate percentage and risk ratings assigned. In addition, subjective auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the Company’s recognition and measurement of the ALL estimate by testing the relevance of certain sources of internal and external data. We evaluated the risk ratings for a selection of loans by reviewing borrower level credit information, property cash flows, collateral value and credit policies of the Company.

We involved credit risk professionals with specialized skills and knowledge, who assisted in evaluating:
•the Company’s ALL methodology for compliance with U.S. generally accepted accounting principles.
•the risk factors by comparing them to Company information, which included internal policies and procedures, and external metrics.
•the Company’s risk rating approach and the risk rating assignment for certain factors of certain loans by reviewing borrower level credit information, property cash flows, collateral value and credit policies of the Company.

We also assessed the sufficiency of the audit evidence obtained related to ALL by evaluating the:
•cumulative results of the audit procedures.
•qualitative aspects of the Company’s accounting practices.
•potential bias in the accounting estimate.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.
New York, New York
March 10, 2023

Terra Income Fund 6, LLC
(Successor of Terra Income Fund 6, Inc.)
Consolidated Balance Sheet (Successor Basis)

December 31, 2022
Assets
Cash and cash equivalents	$6,524,596
Restricted cash	215,357
Loans held for investment, net	79,082,650
Loans held for investment acquired through participation, net	42,330,376
Equity investment in unconsolidated investment	10,013,691
Interest receivable	1,441,044
Prepaid expenses and other assets	177,240
Total assets	$139,784,954
Liabilities and Equity
Liabilities:
Unsecured notes payable, net of purchase discount	34,042,904
Term loan payable	25,000,000
Interest reserve and other deposits held on investments	215,357
Accrued expenses	582,816
Other liabilities	252,045
Total liabilities	60,093,122
Commitments and contingencies (See Note 7)
Equity:
Managing member	79,691,832
Total equity	79,691,832
Total liabilities and equity	$139,784,954

See notes to consolidated financial statements.

Terra Income Fund 6, LLC
(Successor of Terra Income Fund 6, Inc.)
Consolidated Statement of Assets and Liabilities (Predecessor Basis)

December 31, 2021

Assets
Investments, at fair value — non-controlled (amortized cost of $60,352,932)	$61,281,259
Investment through participation interest, at fair value — non-controlled (amortized cost of $48,780,897) (Note 5)	48,349,374
Marketable securities, at fair value — non-controlled (cost of $789,335)	879,272
Total investments	110,509,905
Cash and cash equivalents	12,232,256
Restricted cash	224,618
Interest receivable	1,450,451
Prepaid expenses and other assets	314,945
Total assets	124,732,175
Liabilities
Unsecured notes payable (net of unamortized debt issuance costs of $1,877,388)	36,497,612
Term loan payable (net of unamortized debt issuance costs of $829,836)	4,170,164
Obligations under participation agreements, at fair value (proceeds of $4,863,009) (Note 5)	4,883,877
Interest reserve and other deposits held on investments	224,618
Due to related party	3,108,922
Due to Adviser, net	843,040
Accrued expenses	651,637
Other liabilities	765,661
Total liabilities	51,145,531
Net assets	$73,586,644
Commitments and contingencies (See Note 7)
Components of net assets:
Common stock, $0.001 par value, 450,000,000 shares authorized, and 8,078,627 shares issued and outstanding	$8,079
Capital in excess of par	72,902,542
Accumulated net income	676,023
Net assets	$73,586,644
Net asset value per share	$9.11

See notes to consolidated financial statements.

Terra Income Fund 6, LLC
(Successor of Terra Income Fund 6, Inc.)
Consolidated Statement of Operations (Successor Basis)

Three Months Ended December 31, 2022

Revenues
Interest income	$6,600,064
Dividend and other income	5,862
6,605,926
Operating expenses
Base management fees paid to Terra REIT (1)	395,129
Operating expense reimbursement to Terra REIT (1)	371,515
Provision for loan losses	3,937,050
Professional fees	324,599
Insurance expense	78,501
5,106,794
Operating income	1,499,132
Other income and expenses
Income from equity investment in unconsolidated investment	13,691
Interest expense on unsecured notes payable	(944,466)
Interest expense on term loan	(359,375)
(1,290,150)
Net income	$208,982
______________
(1)The fees were paid and expenses were reimbursed to Terra REIT pursuant to the Cost Sharing Agreement with Terra REIT (Note 5).

See notes to consolidated financial statements.

Terra Income Fund 6, LLC
(Successor of Terra Income Fund 6, Inc.)
Consolidated Statements of Operations (Predecessor Basis)

	Nine Months Ended September 30, 2022	Year Ended December 31, 2021

Investment income
Interest income	$11,648,944	$12,489,678
Prepayment fee income	—	485,236
Dividend and other income	62,821	696,964
Total investment income	11,711,765	13,671,878
Operating expenses
Base management fees	1,964,830	2,182,947
(Reversal of incentive fees) incentive fees on capital gains	(102,160)	291,710
Operating expense reimbursement to Adviser (Note 5)	946,934	1,222,217
(Reversal of) Servicing fees (Note 2, Note 5)	(121,504)	501,718
Interest expense on unsecured notes payable	2,299,538	2,703,111
Professional fees	1,139,775	1,240,762
Interest expense from obligations under participation agreements (Note 5)	433,622	1,513,228
Interest expense on term loan	1,101,797	313,638
Directors’ fees	84,378	120,622
Insurance expense	190,293	242,019
Transaction costs	1,459,762	—
General and administrative expenses	76,625	177,429
Total operating expenses	9,473,890	10,509,401
Net investment income before income taxes	2,237,875	3,162,477
Income tax expense	605,787	534,784
Net investment income	1,632,088	2,627,693
Net change in unrealized (depreciation) appreciation on investments	(3,444,211)	943,375
Net change in unrealized depreciation (appreciation) on obligations under participation agreements	42,128	(67,533)
Net realized gain on investments	55,783	582,710
Net (decrease) increase in net assets resulting from operations	$(1,714,212)	$4,086,245

Per common share data:
Net investment income per share	$0.20	$0.31
Net (decrease) increase in net assets resulting from operations per share	$(0.21)	$0.49
Weighted average common shares outstanding	8,110,351	8,389,604

See notes to consolidated financial statements.

Terra Income Fund 6, LLC
(Successor of Terra Income Fund 6, Inc.)
Consolidated Statement of Changes in Member’s Capital (Successor Basis)

	Managing Member	Total
Balance, October 1, 2022	$69,754,081	$69,754,081
Contribution	6,131,528	6,131,528
Purchase price adjustment in connection with the Merger (Note 5)	3,597,241	3,597,241
Net income	208,982	208,982
Balance, December 31, 2022	$79,691,832	$79,691,832

See notes to consolidated financial statements.

Terra Income Fund 6, LLC
(Successor of Terra Income Fund 6, Inc.)
Consolidated Statements of Changes in Net Assets (Predecessor Basis)

	Nine Months ended September 30, 2022	Year Ended December 31, 2021
Operations
Net investment income	$1,632,088	$2,627,693
Net change in unrealized (depreciation) appreciation on investments	(3,444,211)	943,375
Net change in unrealized depreciation (appreciation) on obligations under participation agreements	42,128	(67,533)
Net realized gain on investments	55,783	582,710
Net (decrease) increase in net assets resulting from operations	(1,714,212)	4,086,245
Stockholder distributions
Distributions from return of capital	(789,506)	(603,964)
Distributions from net investment income	(1,970,476)	(3,211,539)
Net decrease in net assets resulting from stockholder distributions	(2,759,982)	(3,815,503)
Capital share transactions
Reinvestment of stockholder distributions	641,631	922,624
Repurchases of common stock	—	(3,782,455)
Net increase (decrease) in net assets resulting from capital share transactions	641,631	(2,859,831)
Net decrease in net assets	(3,832,563)	(2,589,089)
Net assets, at beginning of period	73,586,644	76,175,733
Net assets, at end of period	$69,754,081	$73,586,644

Capital share activity
Shares outstanding, at beginning of period	8,078,627	8,396,435
Shares issued from reinvestment of stockholder distributions	70,684	101,756
Shares repurchased	—	(419,564)
Shares outstanding, at end of period	8,149,311	8,078,627

See notes to consolidated financial statements.

Terra Income Fund 6, LLC
(Successor of Terra Income Fund 6, Inc.)
Consolidated Statement of Cash Flows (Successor Basis)

Three Months Ended December 31, 2022

Cash flows from operating activities:
Net income	$208,982
Adjustments to reconcile net income from operations to net cash used in operating activities:
Provision for loan losses	3,937,050
Amortization of premiums and discounts on investments	(3,225,285)
Amortization and accretion of investment-related fees, net	(71,800)
Amortization of discount on debt	272,904
Income from equity investment in excess of distributions received	(13,691)
Changes in operating assets and liabilities:
Increase in interest receivable	(74,000)
Increase in prepaid expenses and other assets	(121,775)
Decrease in interest reserve and other deposits held on investments	(45,257)
Decrease in due to Adviser, net	(682,541)
Decrease in interest payable from obligations under participation agreements	(53,186)
Decrease in accrued expenses	(141,459)
Decrease in other liabilities	(135,401)
Net cash used in operating activities	(145,459)
Cash flows from investing activities:
Origination and purchase of loans	(7,697,768)
Purchase of equity interest in unconsolidated investment	(10,000,000)
Repayment of loans	615
Net cash used in investing activities	(17,697,153)
Net decrease in cash, cash equivalents and restricted cash	(17,842,612)
Cash, cash equivalents and restricted cash, at beginning of period	24,582,565
Cash, cash equivalents and restricted cash, at end of period (Note 2)	$6,739,953

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,084,124
Income taxes paid	$128,114
Supplemental non-cash investing activities
Loan contributed by Terra Property Trust, Inc.	$6,131,528
See notes to consolidated financial statements.

Terra Income Fund 6, LLC
(Successor of Terra Income Fund 6, Inc.)
Consolidated Statements of Cash Flows (Predecessor Basis)

	Nine Months Ended September 30, 2022	Year Ended December 31, 2021

Cash flows from operating activities:
Net (decrease) increase in net assets resulting from operations	$(1,714,212)	$4,086,245
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized depreciation (appreciation) on investments	3,444,211	(943,375)
Net change in unrealized (depreciation) appreciation on obligations under participation agreements	(42,128)	67,533
Net realized gain on investments	(55,783)	(582,710)
Amortization and accretion of investment-related fees, net	(731,252)	(1,005,190)
Amortization of discount on debt issuance	273,293	213,918
Amortization of deferred financing costs	182,974	193,905
Paid-in-kind interest, net	—	(94,524)
Purchases of investments	(48,077,115)	(143,878,505)
Repayments and proceeds from sale of investments	42,927,659	103,333,211
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable	83,407	(1,076,263)
Decrease in prepaid expenses and other assets	259,480	96,322
Increase (decrease) in interest reserve and other deposits held on investments	35,996	(374,698)
(Decrease) increase in due to related party	(3,108,922)	3,108,922
(Decrease) increase in due to Adviser, net	(160,499)	339,148
Increase in accrued expenses	89,187	201,875
Increase (decrease) in interest payable from obligations under participation agreements	53,186	(93,618)
(Decrease) increase in other liabilities	(378,215)	745,093
Net cash used in operating activities	(6,918,733)	(35,662,711)
Cash flows from financing activities:
Proceeds from borrowings under term loan payable	19,937,500	4,375,000
Payments of stockholder distributions	(2,118,351)	(2,892,879)
Proceeds from obligations under participation agreements	1,225,275	25,949,149
Proceeds from issuance of unsecured notes payable, net of discount	—	37,175,781
Repayment of obligations under participation agreements	—	(25,728,138)
Payments for repurchases of common stock	—	(3,771,188)
Payments of financing costs	—	(1,290,829)
Net cash provided by financing activities	19,044,424	33,816,896
Net increase (decrease) in cash, cash equivalents and restricted cash	12,125,691	(1,845,815)
Cash, cash equivalents and restricted cash, at beginning of period	12,456,874	14,302,689
Cash, cash equivalents and restricted cash, at end of period (Note 2)	$24,582,565	$12,456,874

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,229,592	$3,914,408
Income taxes paid	$626,413	$101,121
Supplemental non-cash information:
Reinvestment of stockholder distributions	$641,631	$922,624
See notes to consolidated financial statements.

Terra Income Fund 6, LLC
(Successor of Terra Income Fund 6, Inc.)
Consolidated Schedule of Investments (Predecessor Basis)
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

_______________
(1)All of Terra BDC’s investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940 and the rules promulgated thereunder. All of the Company’s borrowers are in the diversified real estate industry.
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
(7)The Company acquired these investments through participation agreements. See “Participation Agreements” in Note 5 in the accompanying notes to the consolidated financial statements.
(8)This investment is currently in maturity default. The Company has exercised its rights and is facilitating the completion of construction of the underlying asset in anticipation of lease up and disposition of the asset.
(9)The loan participation from the Company does not qualify for sale accounting and therefore, this loan remains in the Consolidated Schedule of Investments. See “Participation Agreements” in Note 5 in the accompanying notes to the consolidated financial statements.
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

Terra Income Fund 6, LLC
(Successor of Terra Income Fund 6, Inc.)
Notes to Consolidated Financial Statements
Note 1. Principal Business and Organization
Terra Income Fund 6, LLC (formerly “Terra Merger Sub, LLC”) (“Terra LLC”) was formed as a Delaware limited liability company on April 29, 2022 as a wholly owned subsidiary of Terra Property Trust, Inc. (“Terra REIT”). On October 1, 2022, pursuant to an Agreement and Plan of Merger, dated as of May 2, 2022 (as amended, the “Merger Agreement”), Terra Income Fund 6, Inc. (“Terra BDC”) merged with and into Terra LLC, with Terra LLC continuing as the surviving entity of the merger (the “Merger”) (Note 4). Subsequent to the Merger, Terra LLC became the successor of Terra BDC and assumed all of Terra BDC’s rights and obligations. As context requires, the “Company” refers to Terra BDC prior to the Merger and its successor, Terra LLC, after the Merger.
Terra BDC was incorporated under the general corporation laws of the State of Maryland on May 15, 2013. On March 2, 2015, Terra BDC filed a public registration statement on Form N-2 with the Securities and Exchange Commission (the “SEC”) to offer a minimum of $2.0 million of common stock and a maximum of $1.0 billion of common stock in a continuous public offering (the “Offering”). Terra BDC formally commenced operations on June 24, 2015, upon raising gross proceeds in excess of $2.0 million from sales of shares of its common stock in the Offering, including sales to persons who were affiliated with Terra BDC or its adviser, Terra Income Advisors, LLC (“Terra Income Advisors” or the “Adviser”). During the offering period, which ended on April 20, 2018, Terra BDC sold 8,878,606 shares of common stock, including shares purchased by Terra Capital Partners, LLC (“Terra Capital Partners”),Terra BDC’s sponsor, and excluding shares sold through the distribution reinvestment plan (“DRIP”), in both an initial private placement and from the Offering, for gross proceeds of $103.6 million. Terra BDC elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). On September 29, 2022, Terra BDC withdrew its election to be regulated as a BDC. Terra BDC was an externally managed, non-diversified, closed-end management investment company that elected to be taxed and qualified annually thereafter, as a real estate investment trust (“REIT”) for U.S. federal income tax purposes under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Subsequent to the Merger, Terra LLC’s sole member is responsible for paying tax, if any, on the Company’s taxable income.
Terra BDC’s investment activities were externally managed by Terra Income Advisors, a private investment firm affiliated with Terra BDC, pursuant to an investment advisory and administrative services agreement (the “Investment Advisory Agreement”), under the oversight of Terra BDC’s board of directors (the “Terra BDC Board”), a majority of whom were independent directors. In connection with the Merger, the Investment Advisory Agreement was terminated and the former members of the Terra BDC Board were elected to the board of directors of Terra REIT (the “Terra REIT Board”). Terra LLC does not have a board of directors and Terra REIT is the sole and managing member of Terra LLC. Terra REIT’s investments activities are externally managed by Terra REIT Advisors, LLC (“REIT Manager”), an affiliate of the Company.
Terra BDC previously retained Terra Capital Markets, LLC (“Terra Capital Markets”), an affiliate of Terra Income Advisors, to serve as the dealer manager of the Offering pursuant to the second amended and restated dealer manager agreement dated September 30, 2017 between Terra BDC and Terra Capital Markets (the “Dealer Manager Agreement”). As the dealer manager, Terra Capital Markets was responsible for marketing Terra BDC’s shares being offered pursuant to the Offering, which ended on April 20, 2018. On December 23, 2020, Terra Capital Markets assigned certain of its administrative functions and certain obligations under the Dealer Manager Agreement to Terra BDC (see Note 5).
In February 2021, Terra BDC issued $38.4 million in aggregate principal amount of 7.00% fixed-rate notes due 2026, for net proceeds of $37.2 million, after deducting underwriting commissions of $1.2 million, see “Unsecured Notes Payable” in Note 6 for more information.
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
Prior to the Recapitalization, Terra Capital Partners was the immediate parent and managing member of Terra Income Advisors, and was ultimately controlled by Axar Real Estate Capital Group LLC (“Axar RE Manager”). In connection with the Recapitalization, Axar RE Manager assumed direct control of Terra Income Advisors by becoming its manager. Thus, the same parties that controlled Terra Income Advisors prior to the consummation of the Recapitalization maintained control of Terra Income Advisors, and by the terms of the Recapitalization continued to do so until a new investment advisory and administrative services agreement between Terra BDC and Terra Income Advisors was approved by the affirmative vote of a

Notes to Consolidated Financial Statements
majority of the outstanding shares of common stock entitled to vote at the 2021 annual meeting of stockholders of Terra BDC on September 22, 2021. Subsequent to the approval of the new investment advisory agreement, Axar RE Manager ceased to be the manager of the Adviser and Terra Capital Partners again became the managing member of Terra Income Advisors.
The Company is a wholly owned subsidiary of Terra REIT and its investment objective is to provide attractive risk-adjusted returns to Terra REIT’s stockholders, primarily through Terra REIT’s regular distributions. The Company structures, acquires and maintains a portfolio of investments that generate a stable income stream. The Company directly structures, underwrites and originates most of its investments, as it believes that doing so will provide it with the best opportunity to invest in loans that satisfy its standards, establish a direct relationship with the borrower and optimize the terms of its investments; however, the Company may acquire existing loans from the originating lender should its adviser determine such an investment is in its best interest. The Company may hold its investments until their scheduled maturity dates or may sell them if the Company is able to command favorable terms for their disposition. The Company may also seek to realize growth in the value of its investments by timing their sale to maximize value.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying annual consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”), and include the accounts of the Company and its consolidated subsidiaries. The accompanying annual consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-K and Articles 6 or 10 of Regulation S-X. Prior to the Merger, Terra BDC operated as and met the criteria of an investment company, as defined under U.S. GAAP, and applied accounting and reporting guidance in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 946, Financial Services — Investment Companies (the “Predecessor Basis”). As a result, in the change in business after the Merger, Terra LLC does not meet the requirements to be classified as an investment company starting on October 1, 2022, and as such, it is an operating company and reports its investments at historical cost (the “Successor Basis”). The consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the results of operations and financial condition as of and for the periods presented. The consolidated financial statements as of and for the nine months ended September 30, 2022, and the year ended December 31, 2021, reflect Terra BDC’s financial results as an investment company. The consolidated financial statements as of and for the three months ended December 31, 2022, reflect Terra LLC’s financial results as an operating company.
Consolidation
As provided under Regulation S-X and ASC Topic 946, the Terra BDC generally did not consolidate its investment in a company other than an investment company or controlled operating company whose business consists of providing services to Terra BDC. Accordingly, Terra BDC consolidated the accounts of its wholly-owned subsidiaries that meet the aforementioned criteria in its consolidated financial statements as of September 30, 2022 and December 31, 2021.
Terra LLC consolidates entities in which it has a controlling financial interest based on either the variable interest entity (“VIE”) or voting interest model. Terra LLC is required to first apply the VIE model to determine whether it holds a variable interest in an entity, and if so, whether the entity is a VIE. If Terra LLC determines it does not hold a variable interest in a VIE, it then applies the voting interest model. Under the voting interest model, Terra LLC consolidates an entity when it holds a majority voting interest in an entity.
Terra LLC accounts for investments in which it has significant influence but not a controlling financial interest using the equity method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation.
Cash and Cash Equivalents
The Company considers all highly liquid investments, with original maturities of ninety days or less when purchased, as cash equivalents. Cash and cash equivalents held at financial institutions, at times, may exceed the amount insured by the Federal Deposit Insurance Corporation.
Restricted Cash
Restricted cash represents cash held as additional collateral by the Company on behalf of the borrowers related to the investments for the purpose of such borrowers making interest and property-related operating payments. There is a corresponding liability of the same amount on the statements of assets and liabilities called “Interest reserve and other deposits held on investments.”

Notes to Consolidated Financial Statements
    The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s consolidated balance sheets to the total amount shown in its statements of cash flows:

	December 31, 2022	September 30, 2022	December 31, 2021
Cash and cash equivalents	$6,524,596	$24,321,951	$12,232,256
Restricted cash	215,357	260,614	224,618
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$6,739,953	$24,582,565	$12,456,874
Loans Held for Investment
The Company originates, acquires, and structures, or acquired through participations, real estate-related loans generally to be held to maturity (collectively the “loans”). Loans held for investment are carried at the principal amount outstanding, adjusted for the accretion of discounts on investments and exit fees, and the amortization of premiums on investments and origination fees. The Company’s preferred equity investments, which are economically similar to mezzanine loans and subordinate to any loans but senior to common equity, are accounted for as loans held for investment. Loans are carried at cost less allowance for loan losses.
Prior to the Merger and under Predecessor Basis of accounting, the Company’s investments were reported at fair value, with the changes in fair value recorded as changes in unrealized gains or losses on investments in the consolidated statements of operations.
Allowance for Loan Losses
The Company’s loans are typically collateralized by either the sponsors’ equity interest in the real estate properties or the underlying real estate properties. As a result, the Company regularly evaluates the extent and impact of any credit migration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower/sponsor on a loan-by-loan basis. Specifically, a property’s operating results and any cash reserves are analyzed and used to assess (i) whether cash from operations and/or reserve balances are sufficient to cover the debt service requirements currently and into the future; (ii) the ability of the borrower to refinance the loan; and/or (iii) the property’s liquidation value. The Company also evaluates the financial wherewithal of the sponsor as well as its competency in managing and operating the real estate property. In addition, the Company considers the overall economic environment, real estate sector, and geographic sub-market in which the borrower operates. Such analyses are completed and reviewed by asset management and finance personnel, who utilize various data sources, including (i) periodic financial data such as debt service coverage ratio, property occupancy, tenant profile, rental rates, operating expenses, the borrower’s exit plan, the capitalization and discount rates; (ii) site inspections; and (iii) current credit spreads and discussions with market participants.
    The REIT Manager performs a quarterly evaluation for possible impairment of the Company’s portfolio of loans. A loan is impaired if it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan. Impairment is measured based on the present value of expected future cash flows or the fair value of the collateral if the loan is collateral dependent. Upon measurement of impairment, the Company records an allowance to reduce the carrying value of the loan with a corresponding charge to net income.
    In conjunction with the quarterly evaluation of loans not considered impaired, the REIT Manager assesses the risk factors of each loan and assigns each loan a risk rating between 1 and 5, which is an average of the numerical ratings in the following categories: (i) sponsor capability and financial condition; (ii) loan and collateral performance relative to underwriting; (iii) quality and stability of collateral cash flows and/or reserve balances; and (iv) loan to value. Based on a 5-point scale, the Company’s loans are rated “1” through “5”, from less risk to greater risk, as follows:

Risk Rating	Description
1	Very low risk
2	Low risk
3	Moderate/average risk
4	Higher risk
5	Highest risk

Notes to Consolidated Financial Statements
    The Company records an allowance for loan losses equal to (i) 1.5% of the aggregate carrying amount of loans rated as a “4”, plus (ii) 5% of the aggregate carrying amount of loans rated as a “5”, plus (iii) impaired loan reserves, if any.
    There may be circumstances where the Company modifies a loan by granting the borrower a concession that it might not otherwise consider when a borrower is experiencing financial difficulty or is expected to experience financial difficulty in the foreseeable future. Such concessionary modifications are classified as troubled debt restructurings (“TDRs”) unless the modification solely results in a delay in a payment that is insignificant. Loans classified as TDRs are considered impaired loans for reporting and measurement purposes.
Revenue Recognition
    Revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
    Interest Income: Interest income is accrued based upon the outstanding principal amount and contractual terms of the loans and preferred equity investments that the Company expects to collect and it is accrued and recorded on a daily basis. Discounts and premiums on investments purchased are accreted or amortized over the expected life of the respective loan using the effective yield method, and are included in interest income in the consolidated statements of operations. Loan origination fees and exit fees, net of portions attributable to obligations under participation agreements, are capitalized and amortized or accreted to interest income over the life of the investment using the effective yield method. Income accrual is generally suspended for loans at the earlier of the date at which payments become 90 days past due or when, in the opinion of the Manager, recovery of income and principal becomes doubtful. Outstanding interest receivable is assessed for recoverability. Interest is then recorded on the basis of cash received until accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability.
    The Company holds loans in its portfolio that contain paid-in-kind (“PIK”) interest provisions. The PIK interest, which represents contractually deferred interest that is added to the principal balance that is due at maturity, is recorded on the accrual basis.
    Other Revenues: Prepayment fee income is recognized as prepayments occur. All other income is recognized when earned.
Valuation of Investments
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
Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available actively quoted prices or for which fair value can be measured from actively quoted prices, generally, will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires subjective judgment and consideration of factors specific to the investment. The fair values of the Company’s loan investments were determined in good faith by the Terra BDC Board prior to the Merger and are determined in good faith by the Terra REIT Board after the Merger pursuant to the valuation policy and consistently applied

Notes to Consolidated Financial Statements
valuation process. It is expected that the Company’s investments will primarily be classified as Level 3 investments. The fair value of the Company’s marketable securities, if any, is determined based on quoted prices in an active market and is classified as Level 1 of the fair value hierarchy.
Valuation of Obligations under Participation Agreements
Prior to the Merger, the Company elected the fair value option under ASC Topic 825, Financial Instruments under Predecessor Basis accounting, relating to accounting for debt obligations at their fair value for obligations under participation agreements which arose due to partial loan sales which did not meet the criteria for sale treatment under ASC Topic 860, Transfers and Servicing. The Company employed the yield approach valuation methodology used for the real-estate related loan investments on its obligations under participation agreements.
Deferred Debt Issuance Costs
The Company records issue discounts and other financing costs related to its debt obligation as deferred debt issuance costs, which are presented as a direct deduction from the carrying value of the related debt liability. These expenses are deferred and amortized using the effective interest method over the stated maturity of the debt obligation.
Stockholder Dividends and Distributions
Dividends and distributions to stockholders, which were determined in accordance with federal income tax regulations, were recorded on the declaration date. The amount to be paid out as a dividend or distribution was approved by the Terra BDC Board. Net realized capital gains, if any, were generally distributed or deemed distributed at least annually. Terra BDC adopted an “opt in” DRIP pursuant to which stockholders may elect to have the full amount of stockholders cash distributions reinvested in additional shares of common stock. Participants in the DRIP were free to elect to participate or terminate participation in the plan within a reasonable time as specified in the plan. For stockholders who have opted in to the DRIP, they had their cash distributions reinvested in additional shares of common stock, rather than receiving the cash distributions. Pursuant to the DRIP, shares were issued at a price equal to Terra BDC’s most recently disclosed net asset value (“NAV”) per share of its common stock immediately prior to the applicable distribution payment date. In connection with the Merger, the DRIP was terminated and Terra REIT will make monthly distributions to stockholders. On January 20, 2023, the Terra REIT Board adopted a distribution reinvestment plan (the “Plan”), pursuant to which Terra REIT’s stockholders may elect to reinvest cash distributions payable by Terra REIT in additional shares of Class A Common Stock and Class B Common Stock, at the price per share determined pursuant to the Plan.
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
In connection with the Merger, the Investment Advisory Agreement was terminated and the Company no longer pays any fees to the Adviser. Such fees are now payable by Terra REIT pursuant to its management agreement with the REIT Manager. Terra LLC and Terra REIT have entered into a cost sharing and reimbursement agreement (the “Cost Sharing Agreement”) pursuant to which Terra LLC will be responsible for its allocable share of Terra REIT’s expenses, including fees paid by Terra REIT to the REIT Manager.
Servicing Fee
Terra BDC paid selected dealers a servicing fee at an annual rate of 0.75% of the most recently published NAV per share, excluding shares sold through the DRIP, in exchange for providing certain administrative support services (Note 5) to stockholders such as establishing and maintaining stockholder accounts, customer service support and assisting stockholders in

Notes to Consolidated Financial Statements
changing account options, account designations and account addresses. The servicing fee was recorded as expense on the consolidated statements of operations in the period in which it was incurred.
Income Taxes
Terra BDC elected to be taxed as a REIT under the Code commencing with its short taxable year beginning October 1, 2018 and ending December 31, 2018. In order to qualify as a REIT, Terra BDC was required, among other things, to distribute dividends equal to at least 90% of its REIT net taxable income to the stockholders annually and meet certain tests regarding the nature of its income and assets. To the extent any of Terra BDC’s taxable income was not previously distributed, Terra LLC will make a dividend declaration pursuant to Section 858(a)(1) of the Code, allowing Terra LLC to treat certain dividends that were to be distributed after the close of a taxable year as having been paid during the taxable year. As a REIT, Terra BDC was not subject to U.S. federal income taxes on income and gains distributed to the stockholders as long as certain requirements were satisfied, principally relating to the nature of income and the level of distributions, as well as other factors. If Terra BDC failed to qualify as a REIT in any taxable year and did not qualify for certain statutory relief provisions, Terra BDC would be subject to U.S. federal and state income taxes at regular corporate rates beginning with the year in which it failed to qualify and may be precluded from being able to elect to be treated as a REIT for four subsequent taxable years. For the nine months ended September 30, 2022 and the year ended December 31, 2021, Terra BDC satisfied all the requirements for a REIT. Subsequent to the Merger, Terra REIT, the sole member of Terra LLC, will be responsible for paying tax, if any, on the Company’s taxable income.
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
Terra BDC did not have any uncertain tax positions that met the recognition or measurement criteria under accounting for income taxes, nor did Terra BDC have any unrecognized tax benefits as of the periods presented herein. Terra BDC recognized interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its statements of operations. For the nine months ended September 30, 2022 and the year ended December 31, 2021, Terra BDC did not incur any interest or penalties. Terra BDC’s 2019-2022 federal tax years remain subject to examination by the Internal Revenue Service and the state department of revenue.
Use of Estimates
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
The consolidated financial statements include loan investments at fair value of $109.6 million and obligations under participation agreements at fair value of $4.9 million at December 31, 2021. These fair values have been determined in good faith by the BDC Board. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments and obligations under participation agreements, and the differences could be material.
Recent Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. In April 2019, the FASB issued additional amendments to clarify the scope of ASU 2016-13 and address issues related to accrued interest receivable balances, recoveries, variable interest rates and prepayments, among other things. In May 2019, the FASB issued ASU 2019-05 — Targeted Transition Relief, which provides an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. In October 2019, the FASB decided that for smaller reporting companies, ASU 2016-13 and related amendments will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company meets the definition of a smaller reporting company under the regulation of the Securities and Exchange Commission. The Company adopted this ASU and related amendments on January 1, 2023. The adoption of ASU 2016-13 resulted in an incremental reserve of an approximately

Notes to Consolidated Financial Statements
$0.7 million, which included reserve on future loan funding commitments. The Company will record the cumulative effect of initially applying this guidance as an adjustment to member’s equity using the modified retrospective method of adoption.
LIBOR is a benchmark interest rate referenced in a variety of agreements that are used by all types of entities. In July 2017, the U.K. Financial Conduct Authority, which regulates the LIBOR administrator, ICE Benchmark Administration Limited (“IBA”), announced that it would cease to compel banks to participate in setting LIBOR as a benchmark by the end of 2021, which has subsequently been delayed to June 30, 2023. In March 2020, the FASB issued ASU. 2020-04, Reference Rate Reform (Topic 848) — Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition (“ASU 2021-01”). In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848) — Deferral the Sunset Date of Topic 848 (“ASU 2022-06”). ASU 2022-06 deferred the sunset date of ASU 2020-04 to December 31, 2024. In the event LIBOR is unavailable, the Company’s investment documents provide for a substitute index, on a basis generally consistent with market practice, intended to put the Company in substantially the same economic position as LIBOR. As a result, the Company has not adopted the new ASUs and does not expect the reference rate reform and the adoption of ASU 2020-04 and ASU 2021-01 to have a material impact on its consolidated financial statements and disclosures.
Note 3. Loans Held for Investment
Portfolio Summary
The following table provides a summary of the Company’s loan portfolio:

	December 31, 2022
	Fixed Rate	Floating Rate (1)(2)	Total
Number of loans	6	3	9
Principal balance	$61,913,795	$61,826,028	$123,739,823
Carrying value	$62,781,893	$58,631,133	$121,413,026
Fair value	$62,035,611	$58,244,737	$120,280,348
Weighted-average coupon rate	14.1%	14.4%	14.2%
Weighted-average remaining term (years)	0.86	0.77	0.80
_______________
(1)These loans pay a coupon rate of LIBOR or Secured Overnight Financing Rate (“SOFR”), as applicable, plus a fixed spread. Coupon rate shown was determined using LIBOR of 4.4% and average SOFR of 4.1% as of December 31, 2022 .
(2)As of December 31, 2022, three loans are subject to a LIBOR or SOFR floor, as applicable.

Notes to Consolidated Financial Statements
Lending Activities
The following table presents the activities of the Company’s loan portfolio for the three months ended December 31, 2022:

	Loans Held for Investment	Loans Held for Investment through Participation Interests	Total
Balance, October 1, 2022	$76,311,192	$36,738,949	$113,050,141
Purchase discounts	1,251,334	54,363	1,305,697
New loans made	1,709,862	5,987,906	7,697,768
Principal repayments received	(615)	—	(615)
Net amortization of discounts on loans	(280,076)	3,505,361	3,225,285
Accrual, payment and accretion of investment-related fees and other, net	90,953	(19,153)	71,800
Provision for loan losses	—	(3,937,050)	(3,937,050)
Balance, December 31, 2022	$79,082,650	$42,330,376	$121,413,026
Portfolio Information
    The tables below detail the types of loans in the Company’s loan portfolio, as well as the property type and geographic location of the properties securing these loans:

	December 31, 2022
Loan Structure	Principal Balance	Carrying Value	% of Total
Preferred equity investments	$58,823,211	$59,521,319	49.0%
First mortgages	41,970,028	42,800,010	35.3%
Credit facility	16,664,376	16,797,348	13.8%
Mezzanine loans	6,282,208	6,231,399	5.1%
Allowance for loan losses	—	(3,937,050)	(3.2)%
Total	$123,739,823	$121,413,026	100.0%

	December 31, 2022
Property Type	Principal Balance	Carrying Value	% of Total
Mixed use	$41,452,859	$42,227,836	34.7%
Office	23,655,377	23,655,377	19.5%
Infrastructure	21,250,000	21,705,029	17.9%
Multifamily	17,717,211	18,048,117	14.9%
Industrial	16,664,376	16,797,348	13.8%
Student housing	3,000,000	2,916,369	2.4%
Allowance for loan losses	—	(3,937,050)	(3.2)%
Total	$123,739,823	$121,413,026	100.0%

Notes to Consolidated Financial Statements

	December 31, 2022
Geographic Location	Principal Balance	Carrying Value	% of Total
United States
California	$37,114,999	$37,531,542	30.8%
New York	29,437,256	29,470,078	24.3%
Utah	21,250,000	21,705,029	17.9%
North Carolina	20,720,028	21,094,981	17.4%
Georgia	15,217,540	15,548,446	12.8%
Allowance for loan losses	—	(3,937,050)	(3.2)%
Total	$123,739,823	$121,413,026	100.0%
Loan Risk Rating
    As described in Note 2, the REIT Manager evaluates the Company’s loan portfolio on a quarterly basis or more frequently as needed. In conjunction with the quarterly review of the Company’s loan portfolio, the REIT Manager assesses the risk factors of each loan, and assigns a risk rating based on a five-point scale with “1” being the lowest risk and “5” being the greatest risk.
     The following table allocates the principal balance and the carrying value of the Company’s loans based on the loan risk rating:

	December 31, 2022
Loan Risk Rating	Number of Loans	Principal Balance	Carrying Value	% of Total
1	—	$—	$—	—%
2	—	—	—	—%
3	7	97,584,775	99,195,028	79.1%
4	—	—	—	—%
5	—	—	—	—%
Other (1)	2	26,155,048	26,155,048	20.9%
	9	$123,739,823	125,350,076	100.0%
Allowance for loan losses			(3,937,050)
Total, net of allowance for loan losses			$121,413,026
_______________
(1)Because these loans have an event of default, they are removed from the pool of loans on which a general allowance is calculated and are evaluated for collectability individually. As of December 31, 2022, the specific allowance for loan losses on these loans were $3.9 million as a result of a decline in the fair value of the respective collateral.
    As of December 31, 2022, we did not have any loans with risk ratings of “4” or “5”, and did not record any general allowance for loan losses for the three months ended December 31, 2022. Additionally, as of December 31, 2022, the Company had two loans deemed impaired and recorded specific allowance for loan losses of $3.9 million for the three months ended December 31, 2022.

Notes to Consolidated Financial Statements
The following table presents the activity in the Company’s allowance for loan losses:

Three Months Ended December 31, 2022

Allowance for loan losses, beginning of period	$—
Provision for loan losses	3,937,050
Charge-offs	—
Recoveries	—
Allowance for loan losses, end of period	$3,937,050
As of December 31, 2022, the Company had two loans that were in maturity and suspended interest income accrual of $0.9 million and $1.4 million on these two loans for the three months ended December 31, 2022 and nine months ended September 30, 2022, respectively, because recovery of such income was doubtful.
Equity Investment in Unconsolidated Investment
On December 28, 2022, the Company originated a $10.0 million mezzanine loan to a borrower to finance the acquisition of a real estate portfolio. Additionally, the Company entered into a residual profit sharing agreement with the borrower in which the borrower will pay the Company an additional amount of 35.0% of remaining net cash flow from the sale of the real estate portfolio. The Company accounts for the entire arrangement as equity investment in unconsolidated investment. As of December 31, 2022, the carrying value of the equity investment in unconsolidated investment was $10.0 million and the income from equity investment in unconsolidated investment was $0.01 million for the three months ended December 31, 2022.
Note 4. Fair Value Measurements
The following tables show the composition of the investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	December 31, 2021 (Predecessor Basis)
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Loans	$60,352,932	54.9%	$61,281,259	55.4%
Loans through participation interest (Note 5)	48,780,897	44.4%	48,349,374	43.8%
Marketable securities	789,335	0.7%	879,272	0.8%
Total	$109,923,164	100.0%	$110,509,905	100.0%
Obligations under Participation Agreements
    The Company’s predecessor, Terra BDC, followed the fair value option under Predecessor Basis accounting, relating to accounting for debt obligations at their fair value for its obligations under participation agreements which arose due to partial loan sales which did not meet the criteria for sale treatment. The Company employed the same yield approach valuation methodology used for the real estate-related loan investments on the Company’s obligations under participation agreements. As of December 31, 2021, obligations under participation agreements at fair value was $4.9 million and the weighted average contractual interest rate on the obligations under participation agreements was 8.3%. For the nine months ended September 30, 2022, the Company transferred $1.2 million of investments to affiliates through participation agreements and did not make any repayments on obligations under participation agreements. For the year ended December 31, 2021, the Company transferred $25.9 million of investments to affiliates through participation agreements and made $25.7 million of repayments on obligations under participation agreements. On October 1, 2022, Terra REIT contributed to the Company a $6.1 million loan acquired through participation, at which time the related obligation under participation agreement was released. As of December 31, 2022, there was no obligations under participation agreement outstanding.
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

Notes to Consolidated Financial Statements
Market quotations are not readily available for the Company’s real estate-related loan investments, all of which are included in Level 3 of the fair value hierarchy, as these investments are valued utilizing a yield approach, i.e., a discounted cash flow methodology to arrive at an estimate of the fair value of each respective investment in the portfolio using an estimated market yield. In following this methodology, investments are evaluated individually, and management takes into account, in determining the risk-adjusted discount rate for each of the Company’s investments, relevant factors, including available current market data on applicable yields of comparable debt/preferred equity instruments; market credit spreads and yield curves; the investment’s yield; covenants of the investment, including prepayment provisions; the portfolio company’s ability to make payments, net operating income and debt service coverage ratio; construction progress reports and construction budget analysis; the nature, quality and realizable value of any collateral (and loan-to-value ratio); the forces that influence the local markets in which the asset (the collateral) is purchased and sold, such as capitalization rates, occupancy rates, rental rates and replacement costs; and the anticipated duration of each real estate-related loan investment.
These valuation techniques are applied in a consistent and verifiable manner to all investments that are categorized within Level 3 of the fair value hierarchy and Terra Income Advisors provides the valuation committee of the Terra BDC Board, now the Terra REIT Board, (which is made up exclusively of independent directors) with portfolio security valuations that are based on this discounted cash flow methodology. Valuations are prepared quarterly, or more frequently as needed, with each asset in the portfolio subject to a valuation prepared by a third-party valuation service at a minimum of once during every 12-month period. The Terra BDC Board, now the Terra REIT Board, reviews the preliminary valuation with Terra Income Advisors and, together with an independent valuation firm, if applicable, responds and supplements the preliminary valuation to reflect any comments provided by the valuation committee. The Terra BDC Board, now the Terra REIT Board, discusses valuations and determines the fair value of each investment in the portfolio in good faith based on various metrics and other factors, including the input and recommendation provided by Terra Income Advisors, the valuation committee and any third-party valuation firm, if applicable.
The following tables present fair value measurements of investments, by major class, according to the fair value hierarchy:

	December 31, 2021 (Predecessor Basis)
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Loans	$—	$—	$61,281,259	$61,281,259
Loans through participation interest	—	—	48,349,374	48,349,374
Marketable securities	879,272	—	—	879,272
Total investments	$879,272	$—	$109,630,633	$110,509,905

Obligations under participation agreements	$—	$—	$4,883,877	$4,883,877

Notes to Consolidated Financial Statements
    Changes in the Company’s Level 3 investments for the nine months ended September 30, 2022 and the year ended December 31, 2021 were as follows:

	Nine Months Ended September 30, 2022 (Predecessor Basis)
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
Net change in unrealized appreciation or depreciation for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized appreciation or depreciation on loan investments and obligations under participation agreements	$(232,375)	$(2,918,947)	$(3,151,322)	$(42,128)

	Year Ended December 31, 2021 (Predecessor Basis)
	Loans	Loans Through Participation	Total Loan Investments	Obligations under Participation Agreements
Balance as of January 1, 2021	$20,209,473	$45,963,805	$66,173,278	$4,293,971
Purchases of investments	92,066,445	41,831,345	133,897,790	—
Repayments of investments	(52,520,000)	(40,081,678)	(92,601,678)	—
Net change in unrealized (depreciation) appreciation on investments	836,978	91,295	928,273	—
PIK interest income, net	—	94,524	94,524	—
Amortization and accretion of investment-related fees, net	688,363	618189	1,306,552	301,362
Realized loss on loan repayment	—	(168,106)	(168,106)	—
Proceeds from obligations under participation agreements	—	—	—	25,949,149
Repayment of obligations under participation agreements	—	—	—	(25,728,138)
Net change in unrealized depreciation on obligations under participation agreements	—	—	—	67,533
Balance as of December 31, 2021	$61,281,259	$48,349,374	$109,630,633	$4,883,877
Net change in unrealized appreciation or depreciation for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized depreciation or appreciation on loan investments and obligations under participation agreements	$894,733	$102,345	$997,078	$75,941
    Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur. For the years ended December 31, 2022 and 2021, there were no transfers.

Notes to Consolidated Financial Statements
Significant Unobservable Inputs
The following table summarizes the significant unobservable inputs used by the Company to value the Level 3 investments as of December 31, 2022 and 2021. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

December 31, 2022 (Successor Basis)
		Primary Valuation Technique	Unobservable Input	Range		Weighted
Asset Category	Fair Value			Minimum	Maximum	Average
Assets:
Loans	$78,011,106	Discounted cash flow	Discount rate	10.51%	19.36%	14.49%
Loans through participation interest	42,269,242	Discounted cash flow	Discount rate	15.25%	16.61%	16.38%
Total Level 3 Assets	$120,280,348
Liabilities:
Obligations under participation agreements	$—			—%	—%	—%

December 31, 2021 (Predecessor Basis)
		Primary Valuation Technique	Unobservable Input	Range		Weighted
Asset Category	Fair Value			Minimum	Maximum	Average
Assets:
Loans	$61,281,259	Discounted cash flow	Discount rate	8.25%	15.00%	12.58%
Loans through participation interest	48,349,374	Discounted cash flow	Discount rate	12.37%	15.00%	14.40%
Total Level 3 Assets	$109,630,633
Liabilities:
Obligations under participation agreements	$4,883,877	Discounted cash flow	Discount rate	8.25%	8.25%	8.25%
    If the weighted average discount rate used to value the Company’s investments were to increase, the fair value of the Company’s investments would decrease. Conversely, if the weighted average discount rate used to value the Company’s investments were to decrease, the fair value of Company’s investments would increase.
Financial Instruments Not Carried at Fair Value
The following table presents the carrying value, which represents the principal amount outstanding, adjusted for the accretion of purchase discounts on loans and exit fees, and the amortization of purchase premiums on loans and origination fees, and estimated fair value of the Company’s financial instruments that are not carried at fair value on the consolidated balance sheets:

Notes to Consolidated Financial Statements
The Company has not elected the fair value option for its unsecured notes payable and term loan payable (Note 6). The table below presents detailed information regarding the Company's financial assets at December 31, 2022 and 2021:

			December 31, 2022 (Successor Basis)			December 31, 2021 (Predecessor Basis)
		Level	Principal Balance	Carrying Value	Fair Value	Principal Balance	Carrying Value	Fair Value
Loans:
Loans held for investment	3	3	$77,638,191	$79,082,650	$78,011,106	N/A	N/A	N/A
Loans held for investment acquired through participation	3	3	46,101,632	46,267,426	42,269,242	N/A	N/A	N/A
Allowance for loan losses			—	(3,937,050)	—	N/A	N/A	N/A
Total loans			$123,739,823	$121,413,026	$120,280,348
Liabilities:
Unsecured notes payable (1)(2)		1	$38,375,000	$34,042,904	$35,381,748	$38,375,000	$36,497,612	$39,403,450
Term loan payable (3)(4)		3	25,000,000	25,000,000	25,000,000	5,000,000	4,170,164	5,000,000
			$63,375,000	$59,042,904	$60,381,748	$43,375,000	$40,667,776	$44,403,450
_______________
(1)Carrying value is net of unamortized purchase discount of $4.3 million as of December 31, 2022, and unamortized issue discount of $1.0 million and unamortized deferred financing costs of $0.9 million as of December 31, 2021.
(2)Valuation falls under Level 1 of the fair value hierarchy, which is based on the trading price of $23.05 and $25.67 as of the close of business day on December 31, 2022 and 2021, respectively.
(3)Carrying value is net of unamortized issue discount of $0.6 million and unamortized deferred financing costs of $0.2 million as of December 31, 2021.
(4)Valuation falls under Level 3 of the fair value hierarchy, which is based on a discounted cash flow model with a discount rate of 5.625%.
Note 5. Related Party Transactions
    Terra BDC entered into various agreements with Terra Income Advisors whereby Terra BDC paid and reimbursed Terra Income Advisors for certain fees and expenses. Additionally, Terra BDC paid Terra Capital Markets certain fees for providing certain administrative support services. In connection with the Merger, the Investment Advisory Agreement was terminated and the Company no longer pays or reimburses the following fees. Such fees are now payable by Terra REIT pursuant to its management agreement with its manager. Terra LLC and Terra REIT have entered into the Cost Sharing Agreement pursuant to which Terra LLC will be responsible for its allocable share of Terra REIT’s expenses, including fees paid by Terra REIT to its manager.
    The following table presents a summary of such fees and reimbursements in accordance with the terms of the related agreements:

	Three Months Ended December 31, 2022 (1)	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
	(Successor Basis)	(Predecessor Basis)
Amounts Included in the Statements of Operations
Base management fees	$395,129	$1,964,830	$2,182,947
(Reversal of incentive fees) incentive fees on capital gains (2)	N/A	(102,160)	291,710
Operating expense reimbursement to Adviser (3)	371,515	946,934	1,222,217
_______________
(1)These fees were incurred pursuant to the Cost Sharing Agreement between Terra LLC and Terra REIT.
(2)For the nine months ended September 30, 2022 Terra BDC reversed previously accrued incentive fees on capital gains of $102,160. Incentive fees on capital gains were based on 20% of net realized and unrealized capital gains. No incentive fees on capital gains are actually payable by Terra BDC with respect to unrealized gains unless and until those gains are realized.
(3)Amounts were primarily compensation for time spent supporting the Company’s day-to-day operations.

Notes to Consolidated Financial Statements
Due to Related Party
As of December 31, 2022, there was no amount due to related party. As of December 31, 2021, amount due to a related party was $3.1 million, primary related to reserve funding held by the Company on a loan originated by an affiliate. The reserve funding was transferred to the affiliate in February 2022.
Due to / Due from Adviser
The Company determines that it has the right of offset on the amounts due to and due from Terra Income Advisors under the guidance in ASC Topic 210, Balance Sheet. As such, the net amount is presented as Due to Adviser, net on the consolidated statements of assets and liabilities.
The following table presents a summary of Due to Adviser, net:

	December 31,
	2022 (1)	2021
Due to Adviser:
Base management fee and expense reimbursement payable	$—	$551,330
Incentive fees on capital gains (2)	—	291,710
	$—	$843,040
_______________
(1)Subsequent to the Merger on October 1, 2022, all amounts due to Terra Income Advisors were settled.
(2)Incentive fees on capital gains are based on 20% of accumulated net realized and unrealized capital gains of $1.5 million as of December 31, 2021. No incentive fees on capital gains were actually payable by Terra BDC with respect to unrealized gains unless and until those gains are realized.
Merger
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
Pursuant to the terms of the transactions described in the Merger Agreement, 4,847,910 shares of Class B Common Stock were issued to former Terra BDC stockholders in connection with the Merger. Following the consummation of the Merger, former Terra BDC stockholders own approximately 19.9% of the common equity of Terra REIT as the combined company. In connection with the Merger, the Company incurred transaction costs totaling $1.5 million for the year ended December 31, 2022.
In connection with the Merger, Terra LLC assumed the obligations of Terra BDC under the Indenture and supplemental indentures between Terra BDC and the Trustee as well as the Credit Agreement with Eagle Point (Note 6). Additionally, the Investment Advisory Agreement between Terra BDC and the Adviser and the Servicing Plan were terminated and fees pursuant to such agreements are no longer payable. These advisory/management fees are now payable by the Company’s parent, Terra REIT, to its manager pursuant to the management agreement with its manager.

Notes to Consolidated Financial Statements
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
In connection with the Merger, the Investment Advisory Agreement was terminated and the Company no longer pays management and incentive fees to the Adviser. Such fees are now payable by Terra REIT pursuant to its management agreement with the REIT Manager. Terra REIT charges the Company for its allocable share of the management fees through the Cost Sharing Agreement.
Operating Expenses
Terra BDC reimbursed Terra Income Advisors for operating expenses incurred in connection with administrative services provided to Terra BDC, including compensation to administrative personnel. Terra BDC did not reimburse Terra Income Advisors for personnel costs in connection with services for which Terra Income Advisors receives a separate fee. In addition, Terra BDC did not reimburse Terra Income Advisors for (i) rent or depreciation, capital equipment or other costs of Terra Income Advisors’s own administrative items, or (ii) salaries, fringe benefits, travel expenses and other administrative items incurred or allocated to any controlling person of Terra Income Advisors. In connection with the Merger, the Company no

Notes to Consolidated Financial Statements
longer reimburses Terra Income Advisors for operating expenses incurred in connection with administrative services provided to the Company. Such expenses are now reimbursable by Terra REIT to the REIT Manager pursuant to its management agreement with the REIT manager. Terra REIT charges the Company for its allocable share of the operating expense reimbursement through the Cost Sharing Agreement.
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
Cost Sharing Agreement
On November 8, 2022, the Company entered into the Cost Sharing Agreement with Terra REIT effective October 1, 2022, pursuant to which the Company reimburses Terra REIT for its allocable portion of management and transaction fees and operating expenses incurred by Terra REIT, including fees paid by Terra REIT to the REIT Manager.
Terra REIT’s Management Agreement with Terra REIT Advisors

Terra REIT is our parent and sole managing member. We have entered into a cost sharing arrangement with Terra REIT pursuant to which we will be responsible for our allocable share of Terra REIT’s expenses, including fees paid by Terra REIT to its manager, Terra REIT Advisors. Terra REIT currently pays the following fees to Terra REIT Advisors pursuant to the Management Agreement:

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

Disposition Fee. A disposition fee in the amount of 1.0% of the gross sale price received by Terra REIT from the disposition of each loan, but not upon the maturity, prepayment, workout, modification or extension of a loan unless there is a corresponding fee paid by the borrower, in which case the disposition fee will be the lesser of (i) 1.0% of the principal amount of the loan and ii) the amount of the fee paid by the borrower in connection with such transaction. If Terra REIT takes ownership of a property as a result of a workout or foreclosure of a loan, Terra REIT will pay a disposition fee upon the sale of such property equal to 1.0% of the sales price.

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

Notes to Consolidated Financial Statements
In addition to the fees described above, Terra REIT reimburses Terra REIT Advisors for operating expenses incurred in connection with services provided to the operations of Terra REIT, including its allocable share of Terra REIT Advisors’ overhead, such as rent, employee costs, utilities, and technology costs.
Participation Agreements
The Company may enter into participation agreements with related and unrelated parties, primarily other affiliated funds of Terra REIT Advisors. The participation agreements provide the Company with the opportunity to invest along the same terms, conditions, price and rights in the specified investment. The purpose of the participation agreements is to allow the Company and an affiliate to originate a specified investment when, individually, the Company does not have the liquidity to do so or to achieve a certain level of portfolio diversification. The Company may transfer portions of its investments to other participants or it may be a participant to an investment held by another entity.
ASC Topic 860, Transfers and Servicing (“ASC 860”), establishes accounting and reporting standards for transfers of financial assets. ASC 860-10 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Company has determined that the participation agreements it enters into are accounted for as secured borrowings under ASC Topic 860.
Participation interest purchased by the Company: The below tables list the investment interests purchased by the Company via participation agreements (each, a “PA”) as of December 31, 2022 and 2021. In accordance with the terms of each PA, each participant’s rights and obligations, including interest income and other income (e.g., exit fee and prepayment income) and related fees/expenses are based upon its respective pro-rata participation interest in such investments, as specified in the respective PA. The Company’s share of the investment is repayable only from the proceeds received from the related borrower/issuer of the investment, and therefore the Company is also subject to the credit risk (i.e., risk of default by the underlying borrower/issuer).
Pursuant to each PA, the affiliated fund receives and allocates the interest income and other related investment incomes in respect of the investment to the Company. The Company pays related expenses (i.e., the base management fee) directly to Terra Income Advisors prior to the Merger and to Terra REIT after the Merger.

	December 31, 2022 (Successor Basis)			December 31, 2021 (Predecessor Basis)
	Participating Interests	Principal Balance	Carrying Value	Participating Interests	Principal Balance	Fair Value
370 Lex Part Deux, LLC (1)	35.0%	23,655,377	23,655,377	35.0%	21,004,423	20,250,306
William A. Shopoff & Cindy I. Shopoff (1)	66.7%	16,664,376	16,797,348	53.0%	13,237,500	13,347,088
Havemeyer TSM LLC (2)	23.0%	3,282,208	3,315,030	23.0%	6,808,000	6,874,428
RS JZ Driggs, LLC (1)	50.0%	2,499,671	2,499,671	50.0%	7,806,257	7,877,552
Allowance for loan losses		—	(3,937,050)		—	—
Total		$46,101,632	$42,330,376		$48,856,180	$48,349,374
_______________
(1)The loan is held in the name of Terra REIT, an affiliated entity managed by a subsidiary of Terra Capital Partners.
(2)The loan is held in the name of Mavik Real Estate Special Opportunities Fund REIT, LLC.

Notes to Consolidated Financial Statements
Transfers of participation interests by the Company: As of December 31, 2022, there were no obligations under participation agreements outstanding. The following table summarizes the investments that were transferred to affiliates via PAs as of December 31, 2021:

			December 31, 2021 (Predecessor Basis)
			Transfers treated as obligations under participation agreements
	Principal	Fair Value	% Transferred	Principal	Fair Value
Hillsborough Owners LLC (1)	$16,210,029	$16,279,593	30.0%	$4,863,009	$4,883,877
_______________
(1)Participant is Terra REIT. On October 1, 2022 and in connection with the Merger, Terra REIT contributed its investment acquired through participation agreement with the Company to back to the Company, at which time the Company extinguished the related obligation under participation agreement.
Co-investment
As a BDC, Terra BDC was subject to certain regulatory restrictions in making its investments. For example, Terra BDC may have been prohibited under the 1940 Act from knowingly participating in certain transactions with its affiliates without the prior approval of its Board who are not interested persons and, in some cases, prior approval by the SEC. The SEC granted Terra BDC exemptive relief permitting it, subject to satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of Terra Income Advisors, including Terra Secured Income Fund, LLC, Terra Secured Income Fund 2, LLC, Terra Secured Income Fund 3, LLC, Terra Secured Income Fund 4, LLC, Terra Secured Income Fund 5, LLC, Terra Secured Income Fund 5 International, Terra Income Fund International and Terra Secured Income Fund 7, LLC, Terra REIT and any future BDC or closed-end management investment company that is registered under the 1940 Act and is advised by Terra Income Advisors or its affiliated investment advisers (the “Co-Investment Affiliates”). However, Terra BDC was prohibited from engaging in certain transactions with its affiliates even under the terms of this exemptive order. Terra LLC is not subject to any regulatory restrictions in making its investments.
Note 6. Debt
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
The Indenture between Terra BDC and the trustee contained certain debt limitations and asset coverage covenants. As of December 31, 2022 and 2021, the Company was in compliance with the asset coverage ratio requirements under the Indenture.

Notes to Consolidated Financial Statements
For the three months ended December 31, 2022, nine months ended September 30, 2022 and the year ended December 31, 2021, the components of interest expense were as follows:

	Three Months Ended December 31, 2022	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
	Successor Basis	Predecessor Basis
Stated interest expense	$671,562	$2,014,687	$2,387,779
Amortization of issue discount	—	155,787	175,305
Amortization of financing costs	—	129,064	140,027
Amortization of purchase discount (1)	272,904	—	—
Total interest expense	$944,466	$2,299,538	$2,703,111
Weighted average debt outstanding	$38,375,000	$38,375,000	$34,010,616
Cash paid for interest expense	$671,562	$2,014,687	$2,387,779
Stated interest rate	7.00%	7.00%	7.00%
Effective interest rate (2)	7.63%	7.63%	7.63%
_______________
(1)The purchase discount was recorded in connection with the Merger (Note 5)
(2)The effective interest rate of the debt component is equal to the stated interest rate plus the amortization of issue discount.
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
In connection with entering into the Credit Agreement, Terra BDC incurred deferred financing costs totaling $0.3 million, to be amortized to interest expense over the term of the Term Loan. On August 31, 2021, Terra BDC made an initial draw on the Term Loan of $5.0 million and incurred an upfront fee of $0.6 million, which was deducted from proceeds from borrowings under the Term Loan. The discount is amortized to interest expense over the term of the Term Loan. During 2022, Terra BDC drew down an additional $20.0 million on the Term loan. As of December 31, 2022 and 2021, the amount outstanding under the Term Loan was $25.0 million and $5.0 million, respectively.
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
In connection with its entry into the Credit Agreement, Terra BDC also entered into a security agreement (the “Security Agreement”), by and among Terra BDC, as grantor, and Eagle Point, as administrative agent, for the benefit of the Lenders, their affiliates and Eagle Point as the secured parties thereunder. Pursuant to the Security Agreement, Terra BDC pledged substantially all of its now owned and hereafter acquired property as security for the obligations of Terra BDC under the Credit Agreement, subject to certain limitations and restrictions set forth in the Security Agreements.

Notes to Consolidated Financial Statements
The Credit Agreement contains customary representations, warranties, reporting requirements, borrowing conditions and affirmative, negative and financial covenants, including REIT status requirements and minimum asset coverage ratio requirements. As of December 31, 2022 and 2021, the Company was in compliance with these covenants. The Credit Agreement also includes usual and customary events of default and remedies for credit agreements of this nature. Events of default under the Credit Agreement include, but are not limited to: (i) the failure by Terra BDC to make any payments when due under the Credit Agreement; (ii) the failure of Terra BDC to perform or observe any term, covenant or agreement under the Credit Agreement or any other loan document, subject to applicable cure periods; (iii) an event of default on other material indebtedness of Terra BDC; (iv) the bankruptcy or insolvency of Terra BDC; and (v) judgments and attachments, with customary limits and grace periods, against Terra BDC or its property. In addition, the Loans are subject to mandatory prepayment, at the option of each Lender, upon a change in control of Terra BDC (as defined by the Credit Agreement).
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
For the three months ended December 31, 2022, nine months ended September 30, 2022 and the year ended December 31, 2021, the components of interest expense were as follows:

	Three Months Ended December 31, 2022	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
	Successor Basis	Predecessor Basis
Stated interest expense	$359,375	$909,454	$95,314
Amortization of issue discount	—	117,506	38,613
Amortization of financing costs	—	53,910	53,878
Unused fee	—	20,927	125,833
Total interest expense	$359,375	$1,101,797	$313,638
Weighted average debt outstanding	$22,300,000	$21,390,110	$567,766
Cash paid for interest expense	$359,375	$930,381	$110,938
Stated interest rate	5.625%	5.625%	5.625%
Effective interest rate (1)	6.25%	6.25%	6.25%
_______________
(1)The effective interest rate of the debt component is equal to the stated interest rate plus the amortization of issue discount.
Scheduled Debt Principal Payments
    Scheduled debt principal payments for each of the five calendar years following December 31, 2022 are as follows:

Years Ending December 31,	Total
2023	$25,000,000
2024	—
2025	—
2026	38,375,000
2027	—
Thereafter	—
63,375,000
Unamortized discount and premium, net	(4,332,096)
Total	$59,042,904

Notes to Consolidated Financial Statements
Note 7. Commitments and Contingencies
Funding Commitments
In the ordinary course of business, the Company may enter into future funding commitments, which are subject to the borrower meeting certain performance-related metrics that are monitored by the Company. As of December 31, 2022 and 2021, the Company had $5.9 million and $14.9 million of unfunded commitments, respectively. The Company maintained sufficient cash on hand to fund such unfunded commitments, including matching these commitments with principal repayments on outstanding loans.
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
See Note 5. “Related Party Transactions”, for a discussion of the Company’s commitments to Terra Income Advisors.
Note 8. Income Taxes
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
The following table reconciles net increase in net assets resulting from operations to taxable income:

	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
	(Predecessor Basis)
Net (decrease) increase in net assets resulting from operations	$(1,714,212)	$4,086,245
Net change in unrealized depreciation (appreciation) on investments	3,444,211	(943,375)
Income tax expense	605,787	534,784
Other temporary differences (1)	(475,851)	728,389
(Reversal of incentive fees) incentive fees on capital gains	(102,160)	291,710
Net change in unrealized (appreciation) depreciation on obligations under participation agreements	(42,128)	67,533
Total taxable income (2)	$1,715,647	$4,765,286
_______________
(1)Other temporary differences primarily related to capitalization and amortization of transaction-related fees.

Notes to Consolidated Financial Statements
(2)Amount for the year ended December 31, 2021 included $1.6 million of taxable income attributable to the TRS described below.
Taxable REIT Subsidiary
Terra BDC held certain portfolio company investments through consolidated taxable REIT subsidiaries, of which it is the parent. Such subsidiaries may be subject to U.S. federal and state corporate-level income taxes. These consolidated subsidiaries recognize deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between the tax basis of certain assets and liabilities and the reported amounts included in the accompanying consolidated statements of assets and liabilities using the applicable statutory tax rates in effect for the year in which any such temporary differences are expected to reverse. As of September 30, 2022 and December 31, 2021, Terra BDC had one TRS which Terra BDC formed to hold secured and unsecured credit facilities. In connection with the Merger on October 1, 2022, the TRS became a qualified REIT subsidiary of Terra LLC.
Income Tax Provision
The components of the Company's provision for income taxes were as follows:

	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
	(Predecessor Basis)
Federal
Current	$423,989	$326,287
Deferred	(16,057)	41,511
	407,932	367,798
State and Local
Current	204,851	148,139
Deferred	(6,996)	18,847
	197,855	166,986
Total Provision for income taxes	$605,787	$534,784
A reconciliation of effective income tax for the period presented is as follows:

	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
	(Predecessor Basis)
Pre-tax income attributable to taxable subsidiaries	$2,147,385	$1,751,420

Federal provision at statutory tax rate (21%)	$407,932	$367,798
State and local taxes, net of deferred benefit	197,855	166,986
Total provision for income taxes	$605,787	$534,784
Effective income tax rate	28.2%	30.5%

Notes to Consolidated Financial Statements
Deferred Income Taxes
Deferred income taxes consist of the following:

December 31, 2021
(Predecessor Basis)
Deferred Tax Assets
Deferred revenue	$70,612
Deferred Tax Liabilities
Unrealized gain on investment	(130,970)
Net deferred tax liabilities	$(60,358)
The Company’s deferred tax assets and liabilities are primarily the result of temporary differences related to the following:
•deferred origination fee
•fair value adjustment
The Company has not provided a valuation allowance for the deferred tax asset because the Company expects the deferred tax asset to be realized in future periods.
Income Taxes Paid
For the nine months ended September 30, 2022 and year ended December 31, 2021, the Company paid $0.6 million and $0.1 million, respectively, of income taxes. Deferred tax assets of $0.1 million were included in prepaid expenses and other assets in the consolidated statements of assets and liabilities as of September 30, 2022. Income tax payable of $0.4 million and deferred tax liabilities of $0.1 million, were included in other liabilities in the consolidated statements of assets and liabilities as of December 31, 2021. There were no income taxes payable as of December 31, 2022.
Source of Distribution
The following table reflects, for tax purposes, the estimated sources of the cash distributions that Terra BDC has paid on its common stock:

	Nine Months Ended September 30, 2022		Year Ended December 31, 2021
	(Predecessor Basis)
Source of Distribution	Distribution Amount (1)(2)	%	Distribution Amount (1)	%
Net investment income	$1,970,476	71.4%	$3,211,539	84.2%
Return of capital	789,506	28.6%	603,964	15.8%
Distributions on a tax basis:	$2,759,982	100.0%	$3,815,503	100.0%
_______________
(1)The Distribution Amount and Percentage reflected are estimated figures. The actual source of distributions is calculated in connection with the filing of Terra BDC’s tax return.
(2)The TRS’s taxable income is not available for distribution to Terra BDC’s stockholders until the income is distributed up to the parent company. For the nine months ended September 30, 2022, all of the TRS’s taxable income were distributed to the parent company. For the year ended December 31, 2021, $1.6 million of taxable income attributable to the TRS were not distributed to the Company.
The Company makes certain adjustments to the classification of stockholders’ equity as a result of permanent book-to-tax differences, which include disallowed net operating loss carryforwards, amortization of deferred offering expenses and expense reimbursement from Adviser. To the extent these differences are permanent, they are charged or credited to capital in excess of par or accumulated net investment loss, as appropriate. For the nine months ended September 30, 2022 and year ended December 31, 2021, there were no permanent differences.

Notes to Consolidated Financial Statements
As of September 30, 2022 and December 31, 2021, Terra BDC did not have differences between amortized cost basis and tax basis cost of investments.
Note 9. Directors’ Fees
Terra BDC’s directors who did not serve in an executive officer capacity for Terra BDC or Terra Income Advisors were entitled to receive annual cash retainer fees, fees for attending board and committee meetings and annual fees for serving as a committee chairperson. These directors received an annual fee of $20,000, plus $2,500 for each board meeting attended in person, $1,000 for each board meeting attended via teleconference and $1,000 for each committee meeting attended. In addition, the chairman of the audit committee received an annual fee of $7,500 and the chairman of each of the nominating and corporate governance and the valuation committees, and any other committee, received an annual fee of $2,500 for their additional services. In connection with the Merger on October 1, 2022, Terra BDC’s directors were elected to the Terra REIT Board to fill the vacancies created by the Merger and Terra REIT will pay the fees to directors directly. For the nine months ended September 30, 2022 and the year ended December 31, 2021, Terra BDC recorded $84,378 and $120,622 of directors’ fees expense, respectively.
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
Note 10. Capital
As of December 31, 2022, all of the limited liability company interest in Terra LLC was held by Terra REIT.
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

Notes to Consolidated Financial Statements
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

Note 11. Net Increase in Net Assets
Income per share is computed by dividing income available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of September 30, 2022 and December 31, 2021, there were no dilutive shares.
The following information sets forth the computation of the weighted average net increase in net assets per share from operations:

	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
Basic	(Predecessor Basis)
Net (decrease) increase in net assets resulting from operations	$(1,714,212)	$4,086,245
Weighted average common shares outstanding	8,110,351	8,389,604
Net (decrease) increase in net assets per share resulting from operations	$(0.21)	$0.49
Note 12. Distributions
Distributions from net investment income and capital gain distributions are determined in accordance with U.S. federal income tax regulations, which differ from U.S. GAAP.
Subsequent to the Merger on October 1, 2022, Terra LLC has not made a distribution to Terra REIT. The following table reflects Terra BDC’s distributions for the nine months ended September 30, 2022 and the year ended December 31, 2021:

Record Date	Payment Date	Per Share Per Day	Distributions Paid in Cash	Distributions Paid through the DRIP	Total Distributions Paid/Accrued
Nine Months Ended September 30, 2022
January 26, 2022	January 31, 2022	$0.001247	$238,677	$73,512	$312,189
February 23, 2022	February 28, 2022	0.001247	216,361	65,899	282,260
March 28, 2022	March 31, 2022	0.001247	240,331	72,452	312,783
April 27, 2022	April 30, 2022	0.001247	233,306	69,693	302,999
May 26, 2022	May 29, 2022	0.001247	240,446	72,948	313,394
June 25, 2022	June 30, 2022	0.001247	232,797	70,783	303,580
July 26, 2022	July 30, 2022	0.001247	241,188	72,811	313,999
August 26, 2022	August 31, 2022	0.001247	241,462	72,842	314,304
September 27, 2022	September 30, 2022	0.001247	233,783	70,691	304,474
			$2,118,351	$641,631	$2,759,982

Notes to Consolidated Financial Statements

Record Date	Payment Date	Per Share Per Day	Distributions Paid in Cash	Distributions Paid through the DRIP	Total Distributions Paid/Accrued
Year Ended December 31, 2021
January 28, 2021	January 31, 2021	$0.001239	$241,041	$81,397	$322,438
February 25, 2021	February 28, 2021	0.001239	219,664	73,721	293,385
March 26, 2021	March 31, 2021	0.001247	244,162	80,961	325,123
April 27, 2021	April 30, 2021	0.001247	237,113	77,707	314,820
May 26, 2021	May 29, 2021	0.001247	245,704	80,070	325,774
June 25, 2021	June 30, 2021	0.001247	238,662	76,745	315,407
July 27, 2021	July 30, 2021	0.001247	247,172	79,458	326,630
August 26, 2021	August 31, 2021	0.001247	248,285	78,498	326,783
September 27, 2021	September 30, 2021	0.001247	243,889	72,677	316,566
October 26, 2021	October 30, 2021	0.001247	244,311	75,001	319,312
November 24, 2021	November 30, 2021	0.001247	236,742	72,577	309,319
December 28, 2021	December 31, 2021	0.001247	246,134	73,812	319,946
			$2,892,879	$922,624	$3,815,503

Note 13. Financial Highlights
The following is a schedule of financial highlights for Terra BDC:

	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
	(Predecessor Basis)
Per share data:
Net asset value at beginning of period	$9.11	$9.07
Results of operations (1):
Net investment income	0.20	0.31
Net change in unrealized (depreciation) appreciation on investments	(0.43)	0.12
Net realized gain on investments	0.01	0.07
Net change in unrealized depreciation (appreciation) on obligations under participation agreements	0.01	(0.01)
Net (decrease) increase in net assets resulting from operations	(0.21)	0.49
Stockholder distributions (2):
Distributions from return of capital	(0.10)	(0.07)
Distributions from net investment income	(0.24)	(0.38)
Net decrease in net assets resulting from stockholder distributions	(0.34)	(0.45)
Net asset value, end of period	$8.56	$9.11
Shares outstanding at end of period	8,149,311	8,078,627
Total return (3)	(2.51)%	5.59%

Ratio/Supplemental data:
Net assets, end of period	$69,754,081	$73,586,644
Ratio of net investment income to average net assets (4)	3.63%	3.49%
Ratio of operating expenses to average net assets (4)(5)(6)	17.90%	14.66%
Portfolio turnover	35.68%	123.91%
_______________
(1)The per share data was derived by using the weighted average shares outstanding during the applicable period.

Notes to Consolidated Financial Statements

(2)The per share data for distributions reflects the actual amount of distributions declared per share during the applicable period.
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
(4)These ratios are calculated using annualized net investment income and operating expenses.
(5)Excluding the (reversal on incentive fees) incentive fees on capital gains and transaction costs for the nine months ended September 30, 2022 and year ended December 31, 2021, the ratio of operating expenses to average net assets was 16.0% and 14.3%, respectively.
(6)Excluding accrued incentive fees on capital gains, transaction costs and interest expense on debt, the ratio of operating expenses to average net assets was 8.98% and 8.3%, during the applicable period, respectively.
Note 13. Subsequent Events
The management of the Company has evaluated events and transactions through the date the consolidated financial statements were issued and has determined that there are no material events other than the one below that would require adjustment to or disclosure in the Company’s consolidated financial statements.
On January 20, 2023, the Terra REIT Board adopted a distribution reinvestment plan, pursuant to which Terra REIT’s stockholders may elect to reinvest cash distributions payable by Terra REIT in additional shares of Class A Common Stock and Class B Common Stock, at the price per share determined pursuant to the Plan.

Terra Income Fund 6, LLC
Schedule IV – Mortgage Loans on Real Estate (Successor Basis)
As of December 31, 2022

Portfolio Company (1)	Collateral Location	Property Type	Interest Payment Rates	Maximum Maturity Date (2)	Periodic Payment Terms	Prior Liens	Face Amount	Carrying Amount
Mezzanine loans:
Dwight Mezz II, LLC	US - CA	Student housing	11.0%	5/6/2027	Interest Only	—	$3,000,000	$2,916,369
Havemeyer TSM LLC (3)(5)	US - NY	Mixed-use	15.0%	6/1/2023	Interest Only	—	3,282,208	3,315,030
							6,282,208	6,231,399
Preferred equity investments:
RS JZ Driggs, LLC (4)(5)(6)	US - NY	Multifamily	12.25%	7/1/2021	Interest Only	—	2,499,671	2,499,671
370 Lex Part Deux, LLC (4)(5)(7)	US - NY	Office	LIBOR + 8.25% (2.44% Floor)	7/9/2022	Interest Only	—	23,655,377	23,655,377
Ann Street JV LLC	US - GA	Multifamily	14.0%	6/7/2026	Interest Only	—	15,217,540	15,548,446
Asano Bankers Hill, LLC	US - CA	Mixed-use	SOFR + 15.00% (0.25% /floor)	7/31/2025	Interest Only	—	17,450,623	17,817,825
							58,823,211	59,521,319
First mortgages:
American Gilsonite Company	US - UT	Infrastructure	14.0%	8/31/2024	Interest Only	—	21,250,000	21,705,029
Hillsborough Owners LLC	US - NC	Mixed-use	LIBOR +8.00% (0.25% Floor)	11/1/2024	Interest Only	—	20,720,028	21,094,981
						—	41,970,028	42,800,010
Credit facility:
William A. Shopoff & Cindy I. Shopoff (4)(5)(8)	US - CA	Industrial	15.0%	4/4/2023	Interest Only	—	16,664,376	16,797,348
							16,664,376	16,797,348

Allowance for loan losses							—	(3,937,050)
							$123,739,823	$121,413,026
___________________________
(1)All of the Company’s loans have a prepayment penalty provision.
(2)Maximum maturity date assumes all extension options are exercised.
(3)Participation interest is with Mavik Real Estate Special Opportunities Fund REIT, LLC, a related-party real estate investment trust managed by an affiliate of the REIT Manager.
(4)Participation interest is with Terra REIT, the Company’s parent, managed by the REIT Manager.
(5)The Company acquired these investments through participation agreements. See “Participation Agreements” in Note 5 in the accompanying notes to the consolidated financial statements.

(6)This investment is currently in maturity default. The Company initiated a litigation to seek full repayment of the loan from the sponsor. For the three months ended December 31, 2022 and nine months ended September 30, 2022, the Company suspended interest income accrual of $0.1 million and $0.9 million on this loan, respectively, because recovery of such income was doubtful.
(7)This investment is currently in maturity default. The Company initiated a litigation to seek full repayment of the loan from the sponsor. For the three months ended December 31, 2022 and nine months ended September 30, 2022, the Company suspended interest income accrual of $0.7 million and $0.5 million on this loan, respectively, because recovery of such income was doubtful. As of December 31, 2022, the Company recorded a specific allowance for loan losses of $3.9 million on this loan due to a decline in the fair value of the collateral.
(8)As of December 31, 2022, the facility was fully funded.

Terra Income Fund 6, LLC
Notes to Schedule IV - Mortgage Loans on Real Estate (Successor Basis)
December 31, 2022

Reconciliation of Mortgage Loans on Real Estate
For the Period from October 1, 2022 to December 31, 2022
Balance, beginning of period	$113,050,141
Additions during the period:
Purchase premium	1,305,697
New mortgage loans	7,697,768
Amortization of purchase premium	3,225,285
Accrual, payment and accretion of investment-related fees and other, net	71,800
Collections of principal	(615)
Provision for loan losses	(3,937,050)
Balance, end of period	$121,413,026

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: March 10, 2023

TERRA INCOME FUND 6, LLC
By: Terra Property Trust, Inc., its sole member

By:	/s/ Vikram S. Uppal
Vikram S. Uppal
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Gregory M. Pinkus
Gregory M. Pinkus
Chief Financial Officer, Chief Operating Officer,
Treasurer and Secretary
(Principal Financial and Accounting Officer)