Form 10-Q
period 2023-03-31
Terra Income Fund 6, LLC
filed 2023-05-12
CIK 1577134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023

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
OMISSION OF CERTAIN INFORMATION
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Quarterly Report on Form 10-Q with reduced disclosure format.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Terra Income Fund 6, LLC
Consolidated Balance Sheets (Successor Basis)

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Cash and cash equivalents	$14,779,253	$6,524,596
Restricted cash	399,604	215,357
Loans held for investment, net of allowance for credit losses of $510,193 and none	80,392,219	79,082,650
Loans held for investment acquired through participation, net of allowance for credit losses of $3,937,050 and $3,937,050	22,356,179	42,330,376
Equity investment in unconsolidated investment	10,065,934	10,013,691
Held-to-maturity debt securities	10,012,512	—
Interest receivable	1,703,968	1,441,044
Prepaid expenses and other assets	337,791	177,240
Total assets	$140,047,460	$139,784,954
Liabilities and Equity
Liabilities:
Unsecured notes payable, net of purchase discount	34,323,491	34,042,904
Term loan payable	25,000,000	25,000,000
Interest reserve and other deposits held on investments	399,603	215,357
Accrued expenses	291,665	582,816
Other liabilities	35,893	252,045
Total liabilities	60,050,652	60,093,122
Commitments and contingencies (See Note 7)
Equity:
Managing member	79,996,808	79,691,832
Total equity	79,996,808	79,691,832
Total liabilities and equity	$140,047,460	$139,784,954

See notes to unaudited consolidated financial statements.

Terra Income Fund 6, LLC
Consolidated Statement of Operations (Successor Basis)
(Unaudited)

Three Months Ended March 31, 2023
Revenues
Interest income	$2,931,904
Dividend and other income	5,575
2,937,479
Operating expenses
Asset management and asset servicing fees paid to Terra REIT (1)	434,550
Operating expense reimbursement to Terra REIT (1)	305,880
Reversal of provision for credit losses	(115,337)
Professional fees	282,510
Insurance expense	62,119
General and administrative	12,660
982,382
Operating income	1,955,097
Other income and expenses
Income from equity investment in unconsolidated investment	315,013
Interest expense on unsecured notes payable	(952,149)
Interest expense on term loan	(351,563)
(988,699)
Net income	$966,398
______________
(1)The fees were paid and expenses were reimbursed to Terra Property Trust, Inc. (“Terra REIT”) pursuant to a cost sharing agreement with Terra REIT (Note 5).

See notes to unaudited consolidated financial statements.

Terra Income Fund 6, LLC
Consolidated Statement of Operations (Predecessor Basis)
(Unaudited)

Three Months Ended March 31, 2022

Investment income
Interest income	$4,087,414
Dividend and other income	48,361
Total investment income	4,135,775
Operating expenses
Base management fees	621,818
Incentive fees on capital gains	124,641
Operating expense reimbursement to Adviser (Note 5)	300,190
Servicing fees (Note 2, Note 5)	118,974
Interest expense on unsecured notes payable	764,539
Professional fees	355,304
Interest expense from obligations under participation agreements (Note 5)	121,567
Interest expense on term loan	271,504
Directors’ fees	30,126
Insurance expense	67,152
General and administrative expenses	8,273
Total operating expenses	2,784,088
Net investment income before income taxes	1,351,687
Income tax expense	439,653
Net investment income	912,034
Net change in unrealized appreciation on investments	577,587
Net change in unrealized depreciation on obligations under participation agreements	12,361
Net realized gain on investments	33,260
Net increase in net assets resulting from operations	$1,535,242

Per common share data:
Net investment income per share	$0.11
Net increase in net assets resulting from operations per share	$0.19
Weighted average common shares outstanding	8,086,765

See notes to unaudited consolidated financial statements.

Terra Income Fund 6, LLC
Consolidated Statement of Changes in Member’s Capital (Successor Basis)
(Unaudited)

	Managing Member	Total
Balance, January 1, 2023	$79,691,832	$79,691,832
Cumulative effect of adoption of credit loss accounting standard effective January 1, 2023 (Note 2)	(661,422)	(661,422)
Net income	966,398	966,398
Balance, March 31, 2023	$79,996,808	$79,996,808

See notes to unaudited consolidated financial statements.

Terra Income Fund 6, LLC
Consolidated Statement of Changes in Net Assets (Predecessor Basis)
(Unaudited)

Three months ended March 31, 2022
Operations
Net investment income	$912,034
Net change in unrealized appreciation on investments	577,587
Net change in unrealized depreciation on obligations under participation agreements	12,361
Net realized gain on investments	33,260
Net increase in net assets resulting from operations	1,535,242
Stockholder distributions
Distributions from return of capital	(341,094)
Distributions from net investment income	(566,138)
Net decrease in net assets resulting from stockholder distributions	(907,232)
Capital share transactions
Reinvestment of stockholder distributions	211,863
Net increase in net assets resulting from capital share transactions	211,863
Net increase in net assets	839,873
Net assets, at beginning of period	73,586,644
Net assets, at end of period	$74,426,517

Capital share activity
Shares outstanding, at beginning of period	8,078,627
Shares issued from reinvestment of stockholder distributions	23,540
Shares outstanding, at end of period	8,102,167

See notes to unaudited consolidated financial statements.

Terra Income Fund 6, LLC
Consolidated Statement of Cash Flows (Successor Basis)
(Unaudited)

Three Months Ended March 31, 2023

Cash flows from operating activities:
Net income	$966,398
Adjustments to reconcile net income from operations to net cash used in operating activities:
Reversal of provision for credit losses	(115,337)
Amortization of premiums and discounts on investments	362,109
Amortization and accretion of investment-related fees, net	(179,573)
Amortization of discount on debt	280,587
Income from equity investment in excess of distributions received	(52,242)
Changes in operating assets and liabilities:
Increase in interest receivable	(262,924)
Increase in prepaid expenses and other assets	(160,551)
Increase in interest reserve and other deposits held on investments	184,246
Decrease in accrued expenses	(291,151)
Decrease in other liabilities	(252,045)
Net cash provided by operating activities	479,517
Cash flows from investing activities:
Purchase of held-to-maturity debt securities	(10,012,512)
Origination and purchase of loans	(2,177,941)
Repayment of loans	20,149,840
Net cash provided by investing activities	7,959,387
Net increase in cash, cash equivalents and restricted cash	8,438,904
Cash, cash equivalents and restricted cash, at beginning of period	6,739,953
Cash, cash equivalents and restricted cash, at end of period (Note 2)	$15,178,857

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,303,712
Income taxes paid	$241,700
See notes to unaudited consolidated financial statements.

Terra Income Fund 6, LLC
Consolidated Statement of Cash Flows (Predecessor Basis)
(Unaudited)

Three Months Ended March 31, 2022

Cash flows from operating activities:
Net increase in net assets resulting from operations	$1,535,242
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized appreciation on investments	(577,587)
Net change in unrealized depreciation on obligations under participation agreements	(12,361)
Net realized gain on investments	(33,260)
Amortization and accretion of investment-related fees, net	(307,473)
Amortization of discount on debt issuance	87,602
Amortization of deferred financing costs	59,853
Purchases of investments	(41,039,821)
Repayments and proceeds from sale of investments	15,404,965
Changes in operating assets and liabilities:
Increase in interest receivable	(355,549)
Increase in prepaid expenses and other assets	(346,428)
Increase in interest reserve and other deposits held on investments	58,753
Decrease in due to related party	183,198
Decrease in due to Adviser, net	(3,108,922)
Increase in accrued expenses	(68,077)
Increase in interest payable from obligations under participation agreements	37,889
Increase in other liabilities	119,325
Net cash used in operating activities	(28,362,651)
Cash flows from financing activities:
Proceeds from borrowings under term loan payable	19,000,000
Payments of stockholder distributions	(695,369)
Proceeds from obligations under participation agreements	581,688
Net cash provided by financing activities	18,886,319
Net decrease in cash, cash equivalents and restricted cash	(9,476,332)
Cash, cash equivalents and restricted cash, at beginning of period	12,456,874
Cash, cash equivalents and restricted cash, at end of period (Note 2)	$2,980,542

Supplemental disclosure of cash flow information:
Cash paid for interest	$941,722
Income taxes paid	$—
Supplemental non-cash information:
Reinvestment of stockholder distributions	$211,863
See notes to unaudited consolidated financial statements.

Terra Income Fund 6, LLC
Notes to Consolidated Financial Statements (Unaudited)
Note 1. Principal Business and Organization
Terra Income Fund 6, LLC (“Terra LLC”) was formed as a Delaware limited liability company on April 29, 2022 as a wholly owned subsidiary of Terra Property Trust, Inc. (“Terra REIT”). On October 1, 2022, pursuant to an Agreement and Plan of Merger, dated as of May 2, 2022 (as amended, the “Merger Agreement”), Terra Income Fund 6, Inc. (“Terra BDC”) merged with and into Terra LLC, with Terra LLC continuing as the surviving entity of the merger (the “Merger”) (Note 5). Subsequent to the Merger, Terra LLC became the successor of Terra BDC and assumed all of Terra BDC’s rights and obligations. As context requires, the “Company” refers to Terra BDC prior to the Merger and its successor, Terra LLC, after the Merger.
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
Terra BDC’s investment activities were externally managed by Terra Income Advisors, LLC (“Terra Income Advisors” or the “Adviser”), a private investment firm affiliated with Terra BDC, pursuant to an investment advisory and administrative services agreement (the “Investment Advisory Agreement”), under the oversight of Terra BDC’s board of directors (the “Terra BDC Board”), a majority of whom were independent directors. In connection with the Merger, the Investment Advisory Agreement was terminated and the former members of the Terra BDC Board were elected to the board of directors of Terra REIT (the “Terra REIT Board”). Terra LLC does not have a board of directors and Terra REIT is the sole and managing member of Terra LLC. Terra REIT’s investments activities are externally managed by Terra REIT Advisors, LLC (“REIT Manager”), an affiliate of the Company.
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and include the accounts of the Company and its consolidated subsidiaries. The accompanying interim consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X. Prior to the Merger, Terra BDC operated as and met the criteria of an investment company, as defined under U.S. GAAP, and applied accounting and reporting guidance in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 946, Financial Services — Investment Companies (the “Predecessor Basis”). As a result of the Merger, Terra LLC has not met the requirements to be classified as an investment company since October 1, 2022. As such, Terra LLC is an operating company and reports its investments at historical cost (the “Successor Basis”). The consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the results of operations and financial condition as of and for the periods presented. The interim consolidated financial statements for the three months ended March 31, 2022, reflect Terra BDC’s financial results as an investment

Notes to Unaudited Consolidated Financial Statements
company. The consolidated financial statements as of March 31, 2023 and December 31, 2022, and for the three months ended March 31, 2023, reflect Terra LLC’s financial results as an operating company.
Consolidation
As provided under Regulation S-X and ASC Topic 946, the Terra BDC generally did not consolidate its investment in a company other than an investment company or controlled operating company whose business consists of providing services to Terra BDC. Accordingly, Terra BDC consolidated the accounts of its wholly-owned subsidiaries that meet the aforementioned criteria in its consolidated financial statements as of March 31, 2022.
Terra LLC consolidates entities in which it has a controlling financial interest based on either the variable interest entity (“VIE”) or voting interest entity (“VOE”) model. Terra LLC is required to first apply the VIE model to determine whether it holds a variable interest in an entity, and if so, whether the entity is a VIE. If Terra LLC determines the entity is not a VIE, it then applies the VOE model. Under the VOE model, Terra LLC consolidates an entity when it holds a majority voting interest in an entity.
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
    The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s consolidated balance sheets to the total amount shown in its statements of cash flows:

	March 31, 2023	March 31, 2022
Cash and cash equivalents	$14,779,253	$2,697,171
Restricted cash	399,604	283,371
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$15,178,857	$2,980,542
Loans Held for Investment
The Company originates, acquires, and structures, or acquires through participations, real estate-related loans generally to be held to maturity (collectively the “loans”). Loans held for investment are carried at the principal amount outstanding, adjusted for the accretion of discounts on investments and exit fees, and the amortization of premiums on investments and origination fees. The Company’s preferred equity investments, which are economically similar to mezzanine loans and subordinate to any loans but senior to common equity, are accounted for as loans held for investment. Loans are carried at amortized cost less allowance for credit losses.
Prior to the Merger and under Predecessor Basis of accounting, the Company’s investments were reported at fair value, with the changes in fair value recorded as changes in unrealized gains or losses on investments in the consolidated statements of operations.
Current Expected Credit Losses Reserve
ASC 326, Financial Instruments – Credit Losses, became effective for the Company on January 1, 2023. ASC 326 mandates the use of a current expected credit loss (“CECL”) model for estimating future credit losses of certain financial instruments measured at amortized cost, instead of the “incurred loss” credit model previously required under U.S. GAAP. The CECL model requires the consideration of possible credit losses over the life of an instrument as opposed to only estimating credit losses upon the occurrence of a discrete loss event under the previous “incurred loss” methodology. The CECL model

Notes to Unaudited Consolidated Financial Statements
applies to the Company’s loan portfolio and the held-to-maturity debt securities which are carried at amortized cost, including future funding commitments, for which the Company does not have the unconditional right to cancel. Amortized cost is defined as the principal amount outstanding, adjusted for the accretion of purchase discounts and disposition fees, and amortization of purchase premiums and origination fees, and includes accrued interest receivable related to these loans and securities. As permitted by ASC 326, the Company elected not to measure an allowance for credit losses on accrued interest receivable (which is presented separately on the consolidated balance sheet), but rather write off in a timely manner by reversing interest income that would likely be uncollectible. The Company’s adoption of the CECL model resulted in a $0.7 million increase to total reserve, including reserve on future funding commitments, which was recognized as a cumulative-effect adjustment to member’s capital as of January 1, 2023. Subsequent to the adoption of the CECL model, any increase or decrease to the CECL reserve is recorded in earnings on the consolidated statement of operations.
The Company utilizes information obtained from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts about the future to determine the expected credit losses for its loan portfolio. The Company does not have a meaningful history of realized credit losses on its loan portfolio so it has subscribed to a third-party database service to provide the Company with industry losses for its loans. The Company utilizes a loan loss model that is widely used among banks and commercial mortgage REITs and is marketed by a leading commercial mortgage-based security data analytics provider. It employs logistic regression to forecast expected losses at the loan level based on a commercial real estate loan securitization database that contains activity dating back to 1998. The Company provides specific loan-level inputs which include loan-to-value and debt service coverage ratio metrics, as well as principal balances, property type, location, coupon rate, coupon rate type, original or remaining term, expected repayment dates and contractual future funding commitments. The Company selects from a group of independent five-year macroeconomic forecasts included in the model that are updated regularly based on current economic trends. Because the Company’s loan portfolio is comprised of a small number of loans, the Company measures the CECL reserve based on an evaluation of each loan as its own segregated asset. Based on the inputs, the loan loss model determines a loan loss rate through the generation of probability of defaults (PD) and loss given defaults (LGD) for each loan. The CECL reserve is then calculated by applying the loan loss rate to the total outstanding loan balance of each loan. These results require a significant amount of judgment applied in selecting inputs and analyzing the results produced by the models to determine the allowance for credit losses. Changes in such estimates can significantly affect the expected credit losses.
The calculation of the estimate of expected credit loss considers historical experience and current conditions for each loan and reasonable and supportable forecasts about the future. The reasonable and supportable forecast period is determined based on the Company’s assessment of the most likely scenario of assumptions and plausible outcomes for the U.S. economy, current portfolio composition, level of historical loss forecast estimates, material changes in growth and credit strategy and other factors that may affect its loss experience. The Company regularly evaluates the reasonable and supportable forecast period to determine if a change is needed.
Beyond the Company’s reasonable and supportable forecast period, the Company generally reverts to historical loss information, pooled by asset type and investment structure, over the remaining loan period, taken from a period that most accurately reflects the expectation of conditions expected to exist during the period of reversion. The Company may adjust historical loss information for differences in risk that may not reflect the characteristics of its current portfolio, including but not limited to, loan-to-value and debt service coverage ratios, among other relevant factors. The method of reversion selected represents the best estimate of the collectability of the investments and is reevaluated each reporting period. The Company generally expects to use an average historical loss for reversion, utilizing an immediate or straight-line method for the remaining life of the loans.
The Company also performs a qualitative assessment beyond model estimates and applies qualitative adjustments as necessary. The Company’s qualitative analysis includes a review of data that may directly impact its estimates including internal and external information about the loan or property including current market conditions, asset specific conditions, property operations or borrower/sponsor details (i.e., refinance, sale, bankruptcy) which allows the Company to determine the amount of the expected loss more accurately and reasonably for these investments. The Company also evaluates the contractual life of its loans to determine if changes are needed for contractual extension options, renewals, modifications, and prepayments.
During the loan review process, if the Company determines that it is not able to collect all amounts due for both principal and interest according to the contractual terms of a loan, the Company considers that loan non-performing. For all non-performing loans, such as those in default, collateral-dependent or modified loans, including historical troubled debt restructurings, the Company removes these loans from the industry loss rate approach described above and analyzes them separately. The credit loss reserve for these loans is calculated as any excess of the amortized cost of the loan over (i) the present value of expected future cash flows discounted at the appropriate discount rate or (ii) the fair value of collateral, if repayment is expected solely from the collateral.

Notes to Unaudited Consolidated Financial Statements
Some of the Company’s loans include commitments to fund incremental proceeds to the borrowers over the life of the loan and these unfunded commitments are also subject to the CECL model because the Company does not have an unconditional right to cancel such commitments. The CECL reserve related to unfunded commitments is recorded as a component of other liabilities on the Company’s consolidated balance sheets. This CECL reserve is estimated using the same method outlined above for the Company’s outstanding loan balances, and increases or decreases in the CECL reserve relating to unfunded commitments are also recorded in earnings on the consolidated statements of operations.
    As discussed below in Recent Accounting Pronouncements, the Company adopted the provisions of Accounting Standards Update (“ASU”) 2022-02 Financial Instruments—Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”) concurrently with the adoption of CECL on January 1, 2023, prospectively.
Held-to-Maturity Debt Securities
The Company classifies debt securities for which it has both the positive intent and ability to hold until maturity of the security as held-to-maturity debt securities. These securities are recorded at amortized cost with changes in amortized cost recognized in earnings until realized. Held-to-maturity debt securities are subject to the CECL reserve described above.
Revenue Recognition
    Revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
    Interest Income: Interest income is accrued based upon the outstanding principal amount and contractual terms of the loans and preferred equity investments that the Company expects to collect, and it is accrued and recorded on a daily basis. Discounts and premiums on investments purchased are accreted or amortized over the expected life of the respective loan using the effective yield method, and are included in interest income in the consolidated statements of operations. Loan origination fees and exit fees, net of portions attributable to obligations under participation agreements, are capitalized and amortized or accreted to interest income over the life of the investment using the effective yield method. Outstanding interest receivable is assessed for recoverability. The Company generally reverses the accrued and unpaid interest against interest income and no longer accrues for the interest when, in the opinion of the Manager, recovery of income and principal becomes doubtful. Interest is then recorded on the basis of cash received until accrual is resumed when the loan becomes contractually current and performance is demonstrated. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability.
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
Stockholder Dividends and Distributions
Dividends and distributions to stockholders, which were determined in accordance with federal income tax regulations, were recorded on the declaration date. The amount to be paid out as a dividend or distribution was approved by the Terra BDC Board. Net realized capital gains, if any, were generally distributed or deemed distributed at least annually. Terra BDC adopted an “opt in” DRIP pursuant to which stockholders may elect to have the full amount of stockholders cash distributions reinvested in additional shares of common stock. Participants in the DRIP were free to elect to participate or terminate participation in the plan within a reasonable time as specified in the plan. For stockholders who have opted into the DRIP, they had their cash distributions reinvested in additional shares of common stock, rather than receiving the cash distributions. Pursuant to the DRIP, shares were issued at a price equal to Terra BDC’s most recently disclosed net asset value (“NAV”) per share of its common stock immediately prior to the applicable distribution payment date. In connection with the Merger, the DRIP was terminated and Terra REIT will make monthly distributions to stockholders. On January 20, 2023, the Terra REIT Board adopted a distribution reinvestment plan (the “Plan”), pursuant to which Terra REIT’s stockholders may elect to reinvest cash distributions payable by Terra REIT in additional shares of Class A Common Stock and Class B Common Stock, at the price per share determined pursuant to the Plan.

Notes to Unaudited Consolidated Financial Statements
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
Income Taxes
Terra BDC elected to be taxed as a REIT under the Code commencing with its short taxable year beginning October 1, 2018 and ending December 31, 2018. In order to qualify as a REIT, Terra BDC was required, among other things, to distribute dividends equal to at least 90% of its REIT net taxable income to the stockholders annually and meet certain tests regarding the nature of its income and assets. To the extent any of Terra BDC’s taxable income was not previously distributed, Terra LLC will make a dividend declaration pursuant to Section 858(a)(1) of the Code, allowing Terra LLC to treat certain dividends that were to be distributed after the close of a taxable year as having been paid during the taxable year. As a REIT, Terra BDC was not subject to U.S. federal income taxes on income and gains distributed to the stockholders as long as certain requirements were satisfied, principally relating to the nature of income and the level of distributions, as well as other factors. If Terra BDC failed to qualify as a REIT in any taxable year and did not qualify for certain statutory relief provisions, Terra BDC would be subject to U.S. federal and state income taxes at regular corporate rates beginning with the year in which it failed to qualify and may be precluded from being able to elect to be treated as a REIT for four subsequent taxable years. For the nine months ended September 30, 2022, Terra BDC satisfied all the requirements for a REIT. Subsequent to the Merger, Terra REIT, the sole member of Terra LLC, will be responsible for paying tax, if any, on the Company’s taxable income.
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
Terra BDC did not have any uncertain tax positions that met the recognition or measurement criteria under accounting for income taxes, nor did Terra BDC have any unrecognized tax benefits as of the periods presented herein. Terra BDC recognized interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its statements of operations. For the nine months ended September 30, 2022, Terra BDC did not incur any interest or penalties. Terra BDC’s 2019-2022 federal tax years remain subject to examination by the Internal Revenue Service and the state department of revenue.

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
Recent Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. In April 2019, the FASB issued additional amendments to clarify the scope of ASU 2016-13 and address issues related to accrued interest receivable balances, recoveries, variable interest rates and prepayments, among other things. In May 2019, the FASB issued ASU 2019-05 — Targeted Transition Relief, which provides an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. In October 2019, the FASB decided that for smaller reporting companies, ASU 2016-13 and related amendments will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company meets the definition of a smaller reporting company under the regulation of the Securities and Exchange Commission. The Company adopted this ASU and related amendments on January 1, 2023. The adoption of ASU 2016-13 resulted in an incremental reserve of approximately $0.7 million, which included reserve on future loan funding commitments. The Company recorded the cumulative effect of initially applying this guidance as an adjustment to member’s equity using the modified retrospective method of adoption.
London Interbank Offered Rate (“LIBOR”) is a benchmark interest rate referenced in a variety of agreements that are used by all types of entities. In July 2017, the U.K. Financial Conduct Authority, which regulates the LIBOR administrator, ICE Benchmark Administration Limited (“IBA”), announced that it would cease to compel banks to participate in setting LIBOR as a benchmark by the end of 2021, which has subsequently been delayed to June 30, 2023. In March 2020, the FASB issued ASU. 2020-04, Reference Rate Reform (Topic 848) — Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition (“ASU 2021-01”). In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848) — Deferral the Sunset Date of Topic 848 (“ASU 2022-06”). ASU 2022-06 deferred the sunset date of ASU 2020-04 to December 31, 2024. In the event LIBOR is unavailable, the Company’s investment documents provide for a substitute index, on a basis generally consistent with market practice, intended to put the Company in substantially the same economic position as LIBOR. As a result, the Company has not adopted the new ASUs and does not expect the reference rate reform and the adoption of ASU 2020-04 and ASU 2021-01 to have a material impact on its consolidated financial statements and disclosures.
In March 2022, the FASB issued ASU 2022-02, Financial Instruments—Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”). ASU 2022-02 eliminates troubled debt restructuring guidance for organizations that adopted the amendments in ASU 2016-13 while providing for additional disclosures for loan modifications. ASU 2022-02 also amends the vintage disclosure guidance for public business entities. The Company adopted the provisions of ASU 2022-02 concurrently with the adoption of ASU 2016-13. The adoption of ASU 2022-02 did not have any material impact on the Company’s financial condition and results of operations.
Note 3. Loans Held for Investment
The Company elected the practical expedient under ASC 326 to exclude accrued interest from amortized cost. As of March 31, 2023 and December 31, 2022, accrued interest receivable of $1.6 million and $1.4 million, respectively, is included in interest receivable on the consolidated balance sheets, and is excluded from the amortized cost of loans held for investment.

Notes to Unaudited Consolidated Financial Statements
Portfolio Summary
The following table provides a summary of the Company’s loan portfolio:

	March 31, 2023			December 31, 2022
	Fixed Rate	Floating Rate (1)(2)	Total	Fixed Rate	Floating Rate (1)(2)	Total
Number of loans	4	3	7	6	3	9
Principal balance	$42,650,097	$63,287,255	$105,937,352	$61,913,795	$61,826,028	$123,739,823
Carrying value	$43,018,097	$59,730,301	$102,748,398	$62,781,893	$58,631,133	$121,413,026
Fair value	$42,625,287	$60,344,575	$102,969,862	$62,035,611	$58,244,737	$120,280,348
Weighted-average coupon rate	13.7%	14.9%	14.4%	14.1%	14.4%	14.2%
Weighted-average remaining term (years)	0.92	0.62	0.73	0.86	0.77	0.80
_______________
(1)These loans pay a coupon rate of LIBOR or Secured Overnight Financing Rate (“SOFR”), as applicable, plus a fixed spread. Coupon rate shown was determined using LIBOR of 4.9% and average SOFR of 4.6% as of March 31, 2023 and LIBOR of 4.4% and average SOFR of 4.1% as of December 31, 2022.
(2)As of both March 31, 2023 and December 31, 2022, three loans are subject to a LIBOR or SOFR floor, as applicable.
Lending Activities
The following table presents the activities of the Company’s loan portfolio for the three months ended March 31, 2023:

	Loans Held for Investment	Loans Held for Investment through Participation Interests	Total
Balance, January 1, 2023	$79,082,650	$42,330,376	$121,413,026
Cumulative effect of adoption of credit loss accounting standard effective January 1, 2023 (Note 2)	(593,040)	—	(593,040)
New loans made	2,034,194	143,747	2,177,941
Principal repayments received	(28,260)	(20,121,580)	(20,149,840)
Net amortization of discounts on loans	(280,698)	(81,411)	(362,109)
Accrual, payment and accretion of investment-related fees and other, net	94,526	85,047	179,573
Reversal of provision for credit losses	82,847	—	82,847
Balance, March 31, 2023	$80,392,219	$22,356,179	$102,748,398
Portfolio Information
    The tables below detail the types of loans in the Company’s loan portfolio, as well as the property type and geographic location of the properties securing these loans:

	March 31, 2023			December 31, 2022
Loan Structure	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
Preferred equity investments	$60,316,306	$60,961,116	59.3%	$58,823,211	$59,521,319	49.0%
First mortgages	42,621,046	43,313,422	42.2%	41,970,028	42,800,010	35.3%
Credit facility	—	—	—%	16,664,376	16,797,348	13.8%
Mezzanine loans	3,000,000	2,921,103	2.8%	6,282,208	6,231,399	5.1%
Allowance for credit losses	—	(4,447,243)	(4.3)%	—	(3,937,050)	(3.2)%
Total	$105,937,352	$102,748,398	100.0%	$123,739,823	$121,413,026	100.0%

Notes to Unaudited Consolidated Financial Statements

	March 31, 2023			December 31, 2022
Property Type	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
Mixed use	$39,631,878	$40,300,858	39.3%	$41,452,859	$42,227,836	34.7%
Office	23,655,377	23,655,380	23.0%	23,655,377	23,655,377	19.5%
Infrastructure	21,250,000	21,613,654	21.0%	21,250,000	21,705,029	17.9%
Multifamily	18,400,097	18,704,646	18.2%	17,717,211	18,048,117	14.9%
Industrial	—	—	—%	16,664,376	16,797,348	13.8%
Student housing	3,000,000	2,921,103	2.8%	3,000,000	2,916,369	2.4%
Allowance for credit losses	—	(4,447,243)	(4.3)%	—	(3,937,050)	(3.2)%
Total	$105,937,352	$102,748,398	100.0%	$123,739,823	$121,413,026	100.0%

	March 31, 2023			December 31, 2022
Geographic Location	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
United States
California	$21,260,832	$21,522,193	21.0%	$37,114,999	$37,531,542	30.8%
New York	26,293,226	26,293,229	25.6%	29,437,256	29,470,078	24.3%
Utah	21,250,000	21,613,654	21.0%	21,250,000	21,705,029	17.9%
North Carolina	21,371,046	21,699,768	21.1%	20,720,028	21,094,981	17.4%
Georgia	15,762,248	16,066,797	15.6%	15,217,540	15,548,446	12.8%
Allowance for credit losses	—	(4,447,243)	(4.3)%	—	(3,937,050)	(3.2)%
Total	$105,937,352	$102,748,398	100.0%	$123,739,823	$121,413,026	100.0%
Current Expected Credit Losses Reserve
As described in Note 2, on January 1, 2023, the Company adopted the provisions of ASU 2016-13, which requires entities to recognize credit losses on financial instruments based on an estimate of current expected credit losses. The adoption of ASU 2016-13 resulted in a $0.7 million increase to total reserve, including reserve on future funding commitments, which was recognized as a cumulative-effect adjustment to member’s capital as of January 1, 2023.
The following table presents the activity in allowance for credit losses for funded loans:

	Three Months Ended March 31,
	2023	2022
	Successor Basis	Predecessor Basis
Allowance for credit losses, beginning of period	$3,937,050	$—
Cumulative effect of adoption of ASU 2016-13 effective January 1, 2023 (Note 2)	593,040	—
Provision (reversal of provision) for credit losses	(82,847)	—
Charge-offs	—	—
Recoveries	—	—
Allowance for credit losses, end of period	$4,447,243	$—
Certain of the Company’s loans contain provisions for future fundings, which are subject to the borrower meeting certain performance-related metrics that are monitored by the Company. These unfunded commitments amounted to approximately $3.9 million and $5.9 million as of March 31, 2023 and December 31, 2022, respectively.

Notes to Unaudited Consolidated Financial Statements
The following table presents the activity in the liability for credit losses on unfunded commitments:

Three Months Ended March 31, 2023

Liability for credit losses on unfunded commitments, beginning of period	$—
Cumulative effect of credit loss accounting standard effective January 1, 2023 (Note 2)	68,382
Provision for credit losses	(32,490)
Liability for credit losses on unfunded commitments, end of period	$35,892
The allowance for credit losses for unfunded commitments is included in other liabilities on the consolidated balance sheets.
Accrued Interest Receivable
The Company elected not to measure a CECL reserve on accrued interest receivable due to the Company’s policy of writing off uncollectible accrued interest receivable balances in a timely matter. If the Company determines it has uncollectible accrued interest receivable, it generally would reverse the accrued and unpaid interest against interest income and no longer accrue interest. For the three months ended March 31, 2023 and 2022, the Company did not reverse any interest income accrual because all accrued interest income were deemed collectible. As of March 31, 2023 and December 31, 2022, the Company had two loans that were in default, and suspended interest income accrual of $0.9 million for the three months ended March 31, 2023 because recovery of such income was doubtful. As of March 31, 2023 and December 31, 2022, there was no outstanding interest receivable on these loans.
Non-Performing Loans
As discussed in Note 2, for loans that are considered non-performing, the Company removes them from the industry loss rate approach and analyzes them separately. As of March 31, 2023 and December 31, 2022, the Company had two non-performing loans with total carrying value of $26.3 million and $26.2 million, respectively. The allowance for credit losses for these non-performing loans were $3.9 million as of both March 31, 2023 and December 31, 2022.
Loan Risk Rating
The Company assesses the risk factors of each loan and assigns each loan a risk rating between 1 and 5, which is an average of the numerical ratings in the following categories: (i) sponsor capability and financial condition; (ii) loan and collateral performance relative to underwriting; (iii) quality and stability of collateral cash flows and/or reserve balances; and (iv) loan to value. Based on a 5-point scale, the Company’s loans are rated “1” through “5”, from less risk to greater risk as follows:

Risk Rating	Description
1	Very low risk
2	Low risk
3	Moderate/average risk
4	Higher risk
5	Highest risk

Notes to Unaudited Consolidated Financial Statements
The following table presents the amortized cost of the Company's loan portfolio by year of origination and loan risk rating as of March 31, 2023:

	March 31, 2023
Loan Risk Rating	Number of Loans	Amortized Cost	% of Total	Amortized Cost by Year Originated
				2023	2022	2021	2020	2019	Prior
1	—	$—	—%	$—	$—	$—	$—	$—	$—
2	—	—	—%	—	—	—	—	—	—
3	5	80,902,415	75.5%	—	18,601,090	59,380,224	—	—	2,921,101
4	—	—	—%	—	—	—	—	—	—
5	—	—	—%	—	—	—	—	—	—
Non-performing	2	26,293,226	24.5%	—	—	—	—	—	26,293,226
	7	107,195,641	100.0%	$—	$18,601,090	$59,380,224	$—	$—	$29,214,327
Allowance for credit losses		(4,447,243)
Total, net of allowance for credit losses		$102,748,398
The following table presents the principal balance and the amortized cost of the Company’s loans based on the loan risk rating as of December 31, 2022:

	December 31, 2022
Loan Risk Rating	Number of Loans	Principal Balance	Amortized Cost	% of Total
1	—	$—	$—	—%
2	—	—	—	—%
3	7	97,584,775	99,195,028	79.1%
4	—	—	—	—%
5	—	—	—	—%
Non-performing (1)	2	26,155,048	26,155,048	20.9%
	9	$123,739,823	125,350,076	100.0%
Allowance for credit losses			(3,937,050)
Total, net of allowance for credit losses			$121,413,026
(1)Because these loans have an event of default, they were removed from the pool of loans on which a general allowance was calculated and were evaluated for collectability individually. As of December 31, 2022, the specific allowance for credit losses on these loans were $3.9 million, as a result of a decline in the fair value of the respective collateral.
Equity Investment in Unconsolidated Investment
On December 28, 2022, the Company originated a $10.0 million mezzanine loan to a borrower to finance the acquisition of a real estate portfolio. Additionally, the Company entered into a residual profit sharing agreement with the borrower in which the borrower will pay the Company an additional amount of 35.0% of remaining net cash flow from the sale of the real estate portfolio. The Company accounts for the entire arrangement as equity investment in unconsolidated investment. As of March 31, 2023, the carrying value of the equity investment in unconsolidated investment was $10.1 million. For the three months ended March 31, 2023, the Company recorded the interest income accrued on the mezzanine loan as income from equity investment in unconsolidated investment of $0.3 million and the payments received on interest income as distributions from equity investment in unconsolidated investment of $0.3 million
Held-to-Maturity Debt Securities
In the first quarter of 2023, the Company purchased $10.0 million of corporate bonds with a coupon rate of 6.125% that mature on May 15, 2023. The Company classified these bonds as held-to-maturity debt securities, as it has the intent and ability to hold these securities until maturity. These securities are recorded at amortized cost.

Notes to Unaudited Consolidated Financial Statements
Note 4. Fair Value Measurements
The Company follows the provisions of ASC 820, Fair Value Measurement (“ASC 820”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 established a fair value hierarchy that prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment, the characteristics specific to the investment, and the state of the marketplace (including the existence and transparency of transactions between market participants). Investments with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in an orderly market will generally have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Investments measured and reported at fair value are classified and disclosed into one of the following categories based on the inputs as follows:
Level 1 — Quoted prices (unadjusted) in active markets for identical assets and liabilities that the Company has the ability to access.
Level 2 — Pricing inputs are other than quoted prices in active markets, including, but not limited to, quoted prices for similar assets and liabilities in markets that are active, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the assets or liabilities (such as interest rates, yield curves, volatilities, prepayment speeds, loss severities, credit risks and default rates) or other market corroborated inputs.
      Level 3 — Significant unobservable inputs are based on the best information available in the circumstances, to the extent observable inputs are not available, including the Company’s own assumptions used in determining the fair value of investments. Fair value for these investments is determined using valuation methodologies that consider a range of factors, including but not limited to the price at which the investment was acquired, the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance, and financing transactions subsequent to the acquisition of the investment. The inputs into the determination of fair value require significant management judgment.
     In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and the Company considers factors specific to the investment.
As of March 31, 2023 and December 31, 2022, the Company has not elected the fair value option for its financial instruments, including loans held for investment, loans held for investment acquired through participation, term loan payable and unsecured notes payable. Such financial instruments are carried at cost, less impairment or less net deferred costs, where applicable. Held-to-maturity debt securities are financial instruments that are reported at amortized cost.

Notes to Unaudited Consolidated Financial Statements
Financial Instruments Not Carried at Fair Value
The following table presents the carrying value and estimated fair value of the Company’s financial instruments that are not carried at fair value on the consolidated balance sheets as of:

			March 31, 2023			December 31, 2022
			(Successor Basis)
		Level	Principal Balance	Carrying Value	Fair Value	Principal Balance		Carrying Value	Fair Value
Investments:
Loans held for investment	3	3	$79,644,126	$80,902,412	$80,613,686	$77,638,191		$79,082,650	$78,011,106
Loans held for investment acquired through participation	3	3	26,293,226	26,293,229	22,356,176	46,101,632		46,267,426	42,269,242
Allowance for credit losses			—	(4,447,243)	—	—		(3,937,050)	—
Total loans			105,937,352	102,748,398	102,969,862	123,739,823	$123,739,823	121,413,026	120,280,348
Held-to-maturity debt securities (1)		1	10,000,000	10,012,512	9,900,000	—		—	—
Total investments			$115,937,352	$112,760,910	$112,869,862	$123,739,823		$121,413,026	$120,280,348
Liabilities:
Unsecured notes payable (2)(3)		1	$38,375,000	$34,323,491	$36,840,000	$38,375,000		$34,042,904	$35,381,748
Term loan payable (4)		3	25,000,000	25,000,000	25,000,000	25,000,000		25,000,000	25,000,000
			$63,375,000	$59,323,491	$61,840,000	$63,375,000		$59,042,904	$60,381,748
_______________
(1)Valuation falls under Level 1 of the fair value hierarchy, which is based on the trading price of $99.0 as of March 31, 2023.
(2)Carrying value is net of unamortized purchase discount of $4.1 million and $4.3 million as of March 31, 2023 and December 31, 2022, respectively.
(3)Valuation falls under Level 1 of the fair value hierarchy, which is based on the trading price of $24.00 and $23.05 as of the close of business day on March 31, 2023 and December 31, 2022, respectively.
(4)Valuation falls under Level 3 of the fair value hierarchy, which is based on a discounted cash flow model with a discount rate of 5.625%.
Valuation Methodology
    The fair value of the Company’s investment in corporate bonds, preferred stock and common stock within the marketable securities portfolio, if any, is determined based on quoted prices in an active market and is classified as Level 1 of the fair value hierarchy. Additionally, the fair value of the Company’s unsecured notes payable is determined based on quoted price in an active market and is also classified as Level 1.
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
These valuation techniques are applied in a consistent and verifiable manner to all investments that are categorized within Level 3 of the fair value hierarchy and Terra REIT Advisors provides the Terra REIT Board, (which is made up exclusively of independent directors) with the investment valuations that are based on this discounted cash flow methodology. Valuations are prepared quarterly, or more frequently as needed, with each asset in the portfolio subject to a valuation prepared by a third-party valuation service at a minimum of once during every 12-month period. Terra REIT Advisors reviews the preliminary valuation with the Terra REIT Board and, together with an independent valuation firm, if applicable, responds and supplements the preliminary valuation to reflect any comments provided by the Terra REIT Board. Terra REIT Advisors discusses valuations

Notes to Unaudited Consolidated Financial Statements
and determines the fair value of each investment in the portfolio in good faith based on various metrics and other factors, including the input and recommendation provided by the Terra REIT Boards and any third-party valuation firm, if applicable.
Significant Unobservable Inputs
The following tables summarize the significant unobservable inputs used by the Company to value the Level 3 investments as of March 31, 2023 and December 31, 2022. The following tables are not intended to be all-inclusive, but instead identify the significant unobservable inputs relevant to the determination of fair values.

March 31, 2023
		Primary Valuation Technique	Unobservable Input	Range		Weighted
Asset Category	Fair Value			Minimum	Maximum	Average
Assets:
Loans	$80,613,686	Discounted cash flow	Discount rate	10.95%	16.42%	14.06%
Loans through participation interest (1)	22,356,176	Discounted cash flow	Discount rate	N/A	N/A	N/A
Total Level 3 Assets	$102,969,862
_______________
(1)Valuation for these loans is based on recovery analysis.

December 31, 2022
		Primary Valuation Technique	Unobservable Input	Range		Weighted
Asset Category	Fair Value			Minimum	Maximum	Average
Assets:
Loans	$78,011,106	Discounted cash flow	Discount rate	10.51%	19.36%	14.49%
Loans through participation interest	42,269,242	Discounted cash flow	Discount rate	15.25%	16.61%	16.38%
Total Level 3 Assets	$120,280,348
    If the weighted average discount rate used to value the Company’s investments were to increase, the fair value of the Company’s investments would decrease. Conversely, if the weighted average discount rate used to value the Company’s investments were to decrease, the fair value of Company’s investments would increase.
Changes in the Company’s Level 3 investments for the three months ended March 31, 2022 were as follows:

	Three Months Ended March 31, 2022 (Predecessor Basis)
	Loans	Loans Through Participation	Total Loan Investments	Obligations under Participation Agreements
Balance as of January 1, 2022	$61,281,259	$48,349,374	$109,630,633	$4,883,877
Purchases of investments	23,993,279	17,046,542	41,039,821	—
Repayments of investments	(15,000,000)	—	(15,000,000)	—
Net change in unrealized (depreciation) appreciation on investments	(26,266)	669,373	643,107	—
Amortization and accretion of investment-related fees, net	254,436	68309	322,745	15,272
Proceeds from obligations under participation agreements	—	—	—	581,688
Net change in unrealized depreciation on obligations under participation agreements	—	—	—	(12,361)
Balance as of March 31, 2022	$70,502,708	$66,133,598	$136,636,306	$5,468,476
Net change in unrealized appreciation or depreciation for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized depreciation or appreciation on loan investments and obligations under participation agreements	$176,687	$669,370	$846,057	$(12,361)
    Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur. For the three months ended March 31, 2022, there were no transfers.

Notes to Unaudited Consolidated Financial Statements
Note 5. Related Party Transactions
    Terra BDC entered into various agreements with Terra Income Advisors whereby Terra BDC paid and reimbursed Terra Income Advisors for certain fees and expenses. Additionally, Terra BDC paid Terra Capital Markets certain fees for providing certain administrative support services. In connection with the Merger, the Investment Advisory Agreement was terminated and the Company no longer pays or reimburses the following fees. Such fees are now payable by Terra REIT pursuant to its management agreement with its manager. Terra LLC and Terra REIT have entered into the Cost Sharing Agreement pursuant to which Terra LLC is responsible for its allocable share of Terra REIT’s expenses, including fees paid by Terra REIT to its manager.
    The following table presents a summary of such fees and reimbursements in accordance with the terms of the related agreements:

	Three Months Ended March 31,
	2023 (1)	2022
	(Successor Basis)	(Predecessor Basis)
Amounts Included in the Statements of Operations
Base management fees	$434,550	$621,818
Incentive fees on capital gains	N/A	124,641
Operating expense reimbursement to Adviser (2)	305,880	300,190
_______________
(1)These fees were incurred pursuant to the Cost Sharing Agreement between Terra LLC and Terra REIT.
(2)Amounts were primarily compensation for time spent supporting the Company’s day-to-day operations.
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
In connection with the Merger, Terra LLC assumed the obligations of Terra BDC under the indenture and supplemental indentures between Terra BDC and the Trustee as well as the Credit Agreement with Eagle Point (Note 6). Additionally, the Investment Advisory Agreement between Terra BDC and the Adviser and the Servicing Plan (as defined below) were terminated and fees pursuant to such agreements are no longer payable. These advisory/management fees are now payable by the Company’s parent, Terra REIT, to its manager pursuant to the management agreement with its manager.
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

Notes to Unaudited Consolidated Financial Statements
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
Operating Expenses
Terra BDC reimbursed Terra Income Advisors for operating expenses incurred in connection with administrative services provided to Terra BDC, including compensation to administrative personnel. Terra BDC did not reimburse Terra Income Advisors for personnel costs in connection with services for which Terra Income Advisors receives a separate fee. In addition, Terra BDC did not reimburse Terra Income Advisors for (i) rent or depreciation, capital equipment or other costs of Terra Income Advisors’s own administrative items, or (ii) salaries, fringe benefits, travel expenses and other administrative items incurred or allocated to any controlling person of Terra Income Advisors. In connection with the Merger, the Company no longer reimburses Terra Income Advisors for operating expenses incurred in connection with administrative services provided to the Company. Such expenses are now reimbursable by Terra REIT to the REIT Manager pursuant to its management

Notes to Unaudited Consolidated Financial Statements
agreement with the REIT manager. Terra REIT charges the Company for its allocable share of the operating expense reimbursement through the Cost Sharing Agreement.
Servicing Plan
Terra BDC Board adopted the servicing plan (the “Servicing Plan”) pursuant to which Terra BDC paid selected dealers a servicing fee to up 0.75% of the most recently published NAV per share in exchange for providing certain administrative support services. With respect to each share sold, excluding shares sold through the DRIP, the servicing fee was payable annually on the anniversary of the applicable month of purchase. In connection with the Merger, the Servicing Plan was terminated.
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
Terra REIT’s Management Agreement with Terra REIT Advisors

Terra REIT is the Company’s parent and sole managing member. The Company has entered into a cost sharing arrangement with Terra REIT pursuant to which the Company is responsible for its allocable share of Terra REIT’s expenses, including fees paid by Terra REIT to its manager, Terra REIT Advisors. Terra REIT currently pays the following fees to Terra REIT Advisors pursuant to the Management Agreement:

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

Notes to Unaudited Consolidated Financial Statements
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
Participation interest purchased by the Company: The below tables list the investment interests purchased by the Company via participation agreements (each, a “PA”) as of March 31, 2023 and December 31, 2022. In accordance with the terms of each PA, each participant’s rights and obligations, including interest income and other income (e.g., exit fee and prepayment income) and related fees/expenses are based upon its respective pro-rata participation interest in such investments, as specified in the respective PA. The Company’s share of the investment is repayable only from the proceeds received from the related borrower/issuer of the investment, and therefore the Company is also subject to the credit risk (i.e., risk of default by the underlying borrower/issuer).
Pursuant to each PA, the affiliated fund receives and allocates the interest income and other related investment incomes in respect of the investment to the Company. The Company paid related expenses (i.e., the base management fee) directly to Terra Income Advisors prior to the Merger and to Terra REIT after the Merger.

	March 31, 2023			December 31, 2022
	(Successor Basis)
	Participating Interests	Principal Balance	Carrying Value	Participating Interests	Principal Balance	Carrying Value
370 Lex Part Deux, LLC (1)	35.0%	$23,655,377	$23,655,380	35.0%	$23,655,377	$23,655,377
RS JZ Driggs, LLC (1)	50.0%	2,637,849	2,637,849	50.0%	2,499,671	2,499,671
William A. Shopoff & Cindy I. Shopoff (2)	—%	—	—	66.7%	16,664,376	16,797,348
Havemeyer TSM LLC (2)(3)	—%	—	—	23.0%	3,282,208	3,315,030
Allowance for credit losses		—	(3,937,050)		—	(3,937,050)
Total		$26,293,226	$22,356,179		$46,101,632	$42,330,376
_______________
(1)The loan is held in the name of Terra REIT, an affiliated entity managed by a subsidiary of Terra Capital Partners.
(2)This loan was repaid in the first quarter of 2023.
(3)The loan was held in the name of Mavik Real Estate Special Opportunities Fund REIT, LLC.
Co-investment
As a BDC, Terra BDC was subject to certain regulatory restrictions in making its investments. For example, Terra BDC may have been prohibited under the 1940 Act from knowingly participating in certain transactions with its affiliates without the prior approval of its Board who are not interested persons and, in some cases, prior approval by the SEC. The SEC granted Terra BDC exemptive relief permitting it, subject to satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of Terra Income Advisors, including Terra Secured Income Fund, LLC, Terra Secured Income Fund 2, LLC, Terra Secured Income Fund 3, LLC, Terra Secured Income Fund 4, LLC, Terra Secured Income Fund 5, LLC, Terra Secured Income Fund 5 International, Terra Income Fund International and Terra Secured Income Fund 7, LLC, Terra REIT and any future BDC or closed-end management investment company that is registered under the 1940 Act and is advised by Terra Income Advisors or its affiliated investment advisers (the “Co-Investment Affiliates”). However, Terra BDC was prohibited from engaging in certain transactions with its affiliates even under the terms of this exemptive order. Terra LLC is not subject to any such regulatory restrictions in making its investments.
Note 6. Debt
Senior Unsecured Notes
On February 10, 2021, Terra BDC issued $34.8 million in aggregate principal amount of 7.00% fixed-rate notes due 2026, pursuant to an indenture between Terra BDC and U.S. Bank National Association, for net proceeds of $33.7 million after

Notes to Unaudited Consolidated Financial Statements
deducting underwriting commissions of $1.1 million. On February 26, 2021, the underwriters exercised the option to purchase an additional $3.6 million of the notes for net proceeds of $3.5 million, after deducting underwriting commissions of $0.1 million. Interest on the notes is paid quarterly in arrears every March 30, June 30, September 30 and December 30, at a rate of 7.00% per year, beginning June 30, 2021. The notes mature on March 31, 2026. The notes may be redeemed in whole or in part at any time or from time to time at Terra BDC’s option on or after February 10, 2023. In connection with the issuance of the notes, Terra BDC incurred deferred financing costs totaling $1.0 million, to be amortized to interest expense over the term of the notes.
On October 1, 2022 in connection with the Merger, Terra BDC, Terra LLC and U.S. Bank National Association entered into a second supplemental indenture pursuant to which Terra LLC assumed the payment of the notes and the performance of every covenant of the indenture, to be performed or observed by Terra BDC.
The indenture between Terra LLC (as successor to Terra BDC) and the trustee contains certain debt limitations and asset coverage covenants. As of March 31, 2023 and December 31, 2022, the Company was in compliance with the asset coverage ratio requirements under the indenture.
For the three months ended March 31, 2023 and 2022, the components of interest expense were as follows:

	Three Months Ended March 31,
	2023	2022
	(Successor Basis)	(Predecessor Basis)
Stated interest expense	$671,562	$671,562
Amortization of issue discount	—	50,850
Amortization of financing costs	—	42,127
Amortization of purchase discount (1)	280,587	—
Total interest expense	$952,149	$764,539
Weighted average debt outstanding	$38,375,000	$38,375,000
Cash paid for interest expense	$671,562	$671,562
Stated interest rate	7.00%	7.00%
Effective interest rate (2)	7.00%	7.63%
_______________
(1)The purchase discount was recorded in connection with the Merger (Note 5)
(2)The effective interest rate of the debt component is equal to the stated interest rate plus the amortization of issue discount, if any.
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
In connection with entering into the Credit Agreement, Terra BDC incurred deferred financing costs totaling $0.3 million, to be amortized to interest expense over the term of the Term Loan. On August 31, 2021, Terra BDC made an initial draw on the Term Loan of $5.0 million and incurred an upfront fee of $0.6 million, which was deducted from proceeds from borrowings under the Term Loan. The discount is amortized to interest expense over the term of the Term Loan. During 2022, Terra BDC

Notes to Unaudited Consolidated Financial Statements
drew down an additional $20.0 million on the Term loan. As of both March 31, 2023 and December 31, 2022, the amount outstanding under the Term Loan was $25.0 million.
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
The Credit Agreement contains customary representations, warranties, reporting requirements, borrowing conditions and affirmative, negative and financial covenants, including REIT status requirements and minimum asset coverage ratio requirements. As of March 31, 2023 and December 31, 2022, the Company was in compliance with these covenants. The Credit Agreement also includes usual and customary events of default and remedies for credit agreements of this nature. Events of default under the Credit Agreement include, but are not limited to: (i) the failure by Terra BDC to make any payments when due under the Credit Agreement; (ii) the failure of Terra BDC to perform or observe any term, covenant or agreement under the Credit Agreement or any other loan document, subject to applicable cure periods; (iii) an event of default on other material indebtedness of Terra BDC; (iv) the bankruptcy or insolvency of Terra BDC; and (v) judgments and attachments, with customary limits and grace periods, against Terra BDC or its property. In addition, the Loans are subject to mandatory prepayment, at the option of each Lender, upon a change in control of Terra BDC (as defined by the Credit Agreement).
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
For the three months ended March 31, 2023 and 2022, the components of interest expense were as follows:

	Three Months Ended March 31,
	2023	2022
	(Successor Basis)	(Predecessor Basis)
Stated interest expense	$351,563	$196,328
Amortization of issue discount	—	36,752
Amortization of financing costs	—	17,726
Unused fee	—	20,698
Total interest expense	$351,563	$271,504
Weighted average debt outstanding	$25,000,000	$14,172,222
Cash paid for interest expense	$351,563	$217,026
Stated interest rate	5.625%	5.625%
Effective interest rate (1)	5.625%	6.25%
_______________
(1)The effective interest rate of the debt component is equal to the stated interest rate plus the amortization of issue discount, if any.

Notes to Unaudited Consolidated Financial Statements
Scheduled Debt Principal Payments
    Scheduled debt principal payments for each of the five calendar years following March 31, 2023 are as follows:

Years Ending December 31,	Total
2023 (April 1 through December 31)	$25,000,000
2024	—
2025	—
2026	38,375,000
2027	—
Thereafter	—
63,375,000
Unamortized discount, net	(4,051,509)
Total	$59,323,491

Note 7. Commitments and Contingencies
Funding Commitments
In the ordinary course of business, the Company may enter into future funding commitments, which are subject to the borrower meeting certain performance-related metrics that are monitored by the Company. As of March 31, 2023 and December 31, 2022, the Company had $3.9 million and $5.9 million of unfunded commitments, respectively. The Company maintained sufficient cash on hand to fund such unfunded commitments, including matching these commitments with principal repayments on outstanding loans.
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

Notes to Unaudited Consolidated Financial Statements
The following table reconciles net increase in net assets resulting from operations to taxable income:

Three Months Ended March 31, 2022
(Predecessor Basis)
Net increase in net assets resulting from operations	$1,535,242
Net change in unrealized appreciation on investments	(577,587)
Net change in unrealized depreciation on obligations under participation agreements	(12,361)
Income tax expense	439,653
Incentive fees on capital gains	124,641
Other temporary differences (1)	(86,559)
Total taxable income (2)	$1,423,029
_______________
(1)Other temporary differences primarily related to capitalization and amortization of transaction-related fees.
(2)Amount included $1.1 million of taxable income attributable to the TRS described below.
Taxable REIT Subsidiary
Terra BDC held certain portfolio company investments through consolidated taxable REIT subsidiaries, of which it is the parent. Such subsidiaries may be subject to U.S. federal and state corporate-level income taxes. These consolidated subsidiaries recognize deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between the tax basis of certain assets and liabilities and the reported amounts included in the accompanying consolidated statements of assets and liabilities using the applicable statutory tax rates in effect for the year in which any such temporary differences are expected to reverse. Terra BDC had one TRS prior to the Merger. In connection with the Merger on October 1, 2022, the TRS became a qualified REIT subsidiary of Terra LLC.
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
Source of Distribution
The following table reflects, for tax purposes, the estimated sources of the cash distributions that Terra BDC has paid on its common stock:

	Three Months Ended March 31, 2022
	(Predecessor Basis)
Source of Distribution	Distribution Amount (1)	%
Net investment income	$566,138	62.4%
Return of capital	341,094	37.6%
Distributions on a tax basis:	$907,232	100.0%
_______________
(1)The Distribution Amount and Percentage reflected are estimated figures. The actual source of distributions is calculated in connection with the filing of Terra BDC’s tax return.
As of March 31, 2022, Terra BDC did not have differences between amortized cost basis and tax basis cost of investments.

Notes to Unaudited Consolidated Financial Statements
Note 9. Directors’ Fees
Terra BDC’s directors who did not serve in an executive officer capacity for Terra BDC or Terra Income Advisors were entitled to receive annual cash retainer fees, fees for attending board and committee meetings and annual fees for serving as a committee chairperson. These directors received an annual fee of $20,000, plus $2,500 for each board meeting attended in person, $1,000 for each board meeting attended via teleconference and $1,000 for each committee meeting attended. In addition, the chairman of the audit committee received an annual fee of $7,500 and the chairman of each of the nominating and corporate governance and the valuation committees, and any other committee, received an annual fee of $2,500 for their additional services. In connection with the Merger on October 1, 2022, Terra BDC’s directors were elected to the Terra REIT Board to fill the vacancies created by the Merger and Terra REIT will pay the fees to directors directly. For the three months ended March 31, 2022, Terra BDC recorded $30,126 of directors’ fees expense.
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
Note 10. Capital
As of March 31, 2023 and December 31, 2022, all of the limited liability company interest in Terra LLC was held by Terra REIT.
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
The following information sets forth the computation of the weighted average net increase in net assets per share from operations:

Three Months Ended March 31, 2022
Basic	(Predecessor Basis)
Net increase in net assets resulting from operations	$1,535,242
Weighted average common shares outstanding	8,086,765
Net increase in net assets per share resulting from operations	$0.19
Note 12. Distributions
Distributions from net investment income and capital gain distributions are determined in accordance with U.S. federal income tax regulations, which differ from U.S. GAAP.

Notes to Unaudited Consolidated Financial Statements
Subsequent to the Merger on October 1, 2022, Terra LLC has not made a distribution to Terra REIT. The following table reflects Terra BDC’s distributions for the three months ended March 31, 2022:

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
Note 13. Financial Highlights
The following is a schedule of financial highlights for Terra BDC:

Three Months Ended March 31, 2022
(Predecessor Basis)
Per share data:
Net asset value at beginning of period	$9.11
Results of operations (1):
Net investment income	0.11
Net change in unrealized appreciation on investments	0.08
Net change in unrealized depreciation on obligations under participation agreements (2)	—
Net realized gain on investments	—
Net increase in net assets resulting from operations	0.19
Stockholder distributions (3):
Distributions from return of capital	(0.04)
Distributions from net investment income	(0.07)
Net decrease in net assets resulting from stockholder distributions	(0.11)
Net asset value, end of period	$9.19
Shares outstanding at end of period	8,102,167
Total return (4)	2.14%

Ratio/Supplemental data:
Net assets, end of period	$74,426,517
Ratio of net investment income to average net assets (5)	5.51%
Ratio of operating expenses to average net assets (5) (6) (7)	17.15%
Portfolio turnover	12.45%
_______________
(1)The per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)The impact on net asset value was approximately $0.002.
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
(6)Excluding accrued incentive fees on capital gains, the ratio of operating expenses to average net assets was 16.98%,
(7)Excluding accrued incentive fees on capital gains and interest expense on debt, the ratio of operating expenses to average net assets was 10.6%.

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
•our use of financial leverage;
•actual and potential conflicts of interest with any of the following affiliated entities: Terra Income Fund 6, Inc. (“Terra BDC”); Terra Income Fund 6 LLC (“Terra LLC”), a wholly owned subsidiary of Terra Property Trust, Inc. (“Terra REIT”) and the successor of Terra BDC; Terra Income Advisors, LLC (“Terra Income Advisors”), the investment adviser to Terra BDC prior to the Merger; Terra Capital Partners, LLC (“Terra Capital Partners”), our sponsor; Terra REIT Advisors, LLC, a subsidiary of Terra Capital Partners, and the external manager to our sole member Terra REIT (“Terra REIT Advisors”); Terra Fund Advisors, LLC, an affiliate of Terra Capital Partners; Terra JV, LLC, Terra Secured Income Fund 5, LLC, Terra Secured Income Fund 5 International, Terra Income Fund International and Terra Secured Income Fund 7, LLC, (collectively, the “Terra Income Funds”); Terra Offshore Funds REIT, LLC; Mavik Real Estate Special Opportunities Fund, LP; or any of their affiliates;
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
Overview
Terra LLC was formed as a Delaware limited liability company on April 29, 2022 as a wholly owned subsidiary of Terra REIT. On October 1, 2022,pursuant to an Agreement and Plan of Merger, dated as of May 2, 2022 (as amended, the “Merger Agreement”), Terra BDC merged with and into Terra LLC, with Terra LLC continuing as the surviving entity of the Merger. Subsequent to the Merger, Terra LLC became the successor of Terra BDC and assumed all of Terra BDC’s rights and obligations. The former members of the Terra BDC’s board of directors (the “Terra BDC Board”) joined the board of directors of Terra REIT. Terra LLC does not have a board of directors and Terra REIT is the sole and managing member of Terra LLC.
Prior to the Merger, Terra BDC was an investment company, as defined under United States generally accepted accounting principles (“U.S. GAAP“), and applied accounting and reporting guidance in accordance with the Financial Accounting Standards Board Accounting Standard Codification (“ASC”) Topic 946, Financial Services — Investment Companies (the “Predecessor Basis”). Terra LLC does not meet the requirements to be classified as an investment company, and as such, it is an operating company and reports its investments at historical cost (the “Successor Basis”).
Terra BDC was incorporated under the general corporation laws of the State of Maryland on May 15, 2013 and commenced operations on June 24, 2015. Terra BDC was an externally managed, non-diversified, closed-end management investment company that elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). Terra BDC elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”) during the period beginning October 1, 2018 through its short taxable year ended October 1, 2022 (the “REIT Period”) and believed it operated so as to qualify to be taxed as a REIT under Subchapter M of the Code during the REIT Period.
Our investment activities were externally managed by Terra Income Advisors and supervised by the Terra BDC Board, a majority of whom were independent. Under an investment advisory and administrative services agreement between Terra BDC and Terra Income Advisors (the “Investment Advisory Agreement”), we paid Terra Income Advisors an annual base management fee based on our average quarterly gross assets, as well as incentive fees based on our performance. In connection with the Merger, the Investment Advisory Agreement was terminated and we no longer pay any fees to Terra Income Advisors. We were also responsible for future payments of the servicing fee to selected dealers (the “Servicing Plan”). In connection with the Merger, the Servicing Plan was terminated.
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

In connection with the Merger, Terra LLC assumed the obligations of Terra BDC under the indenture of the unsecured notes payable as well as the credit agreement to provide for a delayed draw term loan of up to $25.0 million. Additionally, the Investment Advisory Agreement between Terra BDC and Terra Income Advisors and the Servicing Plan were terminated on October 1, 2022 and fees pursuant to such agreements are no longer payable. These advisory fees are now payable by our parent and sole managing member, Terra REIT, to its external manager, Terra REIT Advisors, pursuant to the Management Agreement, dated as of February 8, 2018, by and between Terra REIT and Terra REIT Advisors. We have entered into the Cost Sharing Agreement with Terra REIT pursuant to which we are responsible for our allocable share of Terra REIT’s expenses, including fees paid by Terra REIT to its manager. Terra REIT’s investment objective is to provide attractive risk-adjusted returns to its stockholders, primarily through regular distributions. There can be no assurances that Terra REIT will be successful in meeting its investment objective.
Portfolio Summary
The following table provides a summary of our loan portfolio as of:

	March 31, 2023			December 31, 2022
	Fixed Rate	Floating Rate (1)(2)	Total	Fixed Rate	Floating Rate (1)(2)	Total
Number of loans	4	3	7	6	3	9
Principal balance	$42,650,097	$63,287,255	$105,937,352	$61,913,795	$61,826,028	$123,739,823
Carrying value	$43,018,097	$59,730,301	$102,748,398	$62,781,893	$58,631,133	$121,413,026
Fair value	$42,625,287	$60,344,575	$102,969,862	$62,035,611	$58,244,737	$120,280,348
Weighted-average coupon rate	13.7%	14.9%	14.4%	14.1%	14.4%	14.2%
Weighted-average remaining term (years)	0.92	0.62	0.73	0.86	0.77	0.80
_______________
(1)These loans pay a coupon rate of London Interbank Offered Rate (“LIBOR”) or Secured Overnight Financing Rate (“SOFR”), as applicable, plus a fixed spread. Coupon rate shown was determined using LIBOR of 4.9% and average SOFR of 4.6% as of March 31, 2023 and LIBOR of 4.4% and average SOFR of 4.1% as of December 31, 2022.
(2)As of both March 31, 2023 and December 31, 2022, three loans are subject to a LIBOR or SOFR floor, as applicable

In addition to our loan portfolio, we owned a $10.0 million mezzanine loan and also participate in residual profit from the sale of the underlying real estate portfolio with the borrower. We account for the entire arrangement as equity investment in unconsolidated investment. As of March 31, 2023 and December 31, 2022, the equity investment in unconsolidated investment had carrying value of $10.1 million and $10.0 million, respectively.
In the first quarter of 2023, we purchased $10.0 million of corporate bonds with a coupon rate of 6.125% that mature on May 15, 2023. We classified these bonds as held-to-maturity debt securities, as we have the intent and ability to hold these securities until maturity. These securities are recorded at amortized cost. As of March 31, 2023, the debt securities had a carrying value of $10.0 million.
Our portfolio is concentrated in a limited number of industries and borrowers, and, as a result, a downturn in any particular industry or borrower in which we are heavily invested may significantly impact the aggregate returns we realize. If an industry in which we are heavily invested suffers from adverse business or economic conditions, a material portion of our investment could be affected adversely, which, in turn, could adversely affect our financial position and results of operations. For example, as of March 31, 2023, our investments secured by mixed-use and office properties represented approximately 39.2% and 23.0% respectively, of the carrying value of our total loan investments. In addition, as of March 31, 2023, we held only seven loan investments and our largest loan investment represented approximately 23.0% of the carrying value of our total loan investments and our largest three loan investments represented approximately 65.1% of the carrying value of our total loan investments.
Net Loan Portfolio
    In assessing the performance of our loans, we believe it is appropriate to evaluate the loans on an economic basis, that is, gross loans net of obligations under participation agreements.

    The following table presents a reconciliation of our loan portfolio on a weighted average basis from gross to net:

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022

	Successor Basis		Predecessor Basis
	Weighted Average Principal Amount	Weighted Average Coupon Rate	Weighted Average Principal Amount	Weighted Average Coupon Rate
Gross loan investments	$111,946,265	13.9%	$124,926,404	12.8%
Obligations under participation agreements	—		(5,157,423)	8.3%
Net loan investments	$111,946,265	13.9%	$119,768,981	12.9%
Portfolio Investment Activity
For the three months ended March 31, 2023 and 2022, we invested $12.2 million and $41.0 million in new and add-on investments, and had $20.1 million and $15.4 million of repayments, resulting in net repayments of $8.0 million and net investments of $25.6 million, respectively.
Senior Unsecured Notes
In February 2021, Terra BDC issued $38.4 million in aggregate principal amount of 7.00% fixed-rate notes due 2026, for net proceeds of $37.2 million after deducting underwriting commissions of $1.2 million. Interest on the notes is paid quarterly in arrears every March 30, June 30, September 30 and December 30, at a rate of 7.00% per year, beginning June 30, 2021. The notes mature on March 31, 2026. The notes may be redeemed in whole or in part at any time or from time to time at our option on or after February 10, 2023. On October 1, 2022 in connection with the Merger, Terra BDC, Terra LLC and U.S. Bank National Association entered into a second supplemental indenture pursuant to which Terra LLC assumed the payment of the notes and the performance of every covenant of the indenture, to be previously performed or observed by Terra BDC.
Term Loan
In April 2021, we entered into a credit agreement with a lender to provide for a delayed draw term loan of $25.0 million (the “Term Loan”). The Term Loan currently bears interest at a rate equal to 5.625% and was scheduled to mature on April 9, 2025. On September 27, 2022, the credit agreement was amended to change the scheduled maturity date to July 1, 2023 and remove the make whole premium on voluntary prepayment of the loans as well as to provide consent to the consummation of the Merger and the assumption by Terra LLC of all of the obligations of Terra BDC under the credit agreement. As of March 31, 2023, the amount outstanding under the Term Loan was $25.0 million.

Results of Operations
Operating results for the three months ended March 31, 2023 (Successor Basis) and three months ended March 31, 2022 (Predecessor Basis) were as follows:

Three Months Ended March 31, 2023

Revenues
Interest income	$2,931,904
Dividend and other income	5,575
2,937,479
Operating expenses
Asset management and asset servicing fees paid to Terra REIT	434,550
Operating expense reimbursement to Terra REIT	305,880
Reversal of provision for credit losses	(115,337)
Professional fees	282,510
Insurance expense	62,119
General and administrative expenses	12,660
982,382
Operating income	1,955,097
Other income and expenses
Income from equity investment in unconsolidated investment	315,013
Interest expense on unsecured notes payable	(952,149)
Interest expense on term loan	(351,563)
(988,699)
Net income	$966,398

Three Months Ended March 31, 2022

Investment income
Interest income	$4,087,414
Dividend and other income	48,361
Total investment income	4,135,775
Operating expenses
Base management fees	621,818
Incentive fees on capital gains (1)	124,641
Operating expense reimbursement to Adviser (Note 5)	300,190
Servicing fees (Note 2, Note 5)	118,974
Interest expense on unsecured notes payable	764,539
Professional fees	355,304
Interest expense from obligations under participation agreements (Note 5)	121,567
Interest expense on term loan	271,504
Directors’ fees	30,126
Insurance expense	67,152
General and administrative expenses	8,273
Total operating expenses	2,784,088
Net investment income before income taxes	1,351,687
Income tax expense	439,653
Net investment income	912,034
Net change in unrealized appreciation on investments	577,587
Net change in unrealized depreciation on obligations under participation agreements	12,361
Net realized gain on investments	33,260
Net increase in net assets resulting from operations	$1,535,242
Interest Income
For the three months ended March 31, 2023, interest income was $2.9 million, primarily consisting of contractual interest income of $3.1 million, interest income on cash of $0.1 million, partially offset by amortization of net purchase discount recognized in connection of the Merger of $0.4 million. For the three months ended March 31, 2022, interest income was $4.1 million, primarily consisting of contractual interest income of $3.8 million and amortization of transaction fee income of $0.3 million.
Dividend and Other Income
For the three months ended March 31, 2023 and 2022, dividend and other income was $0.01 million and $0.05 million, respectively.
Base Management Fees
    Under the Investment Advisory Agreement, Terra BDC paid Terra Income Advisors a base management fee, which was calculated at an annual rate of 2.0% of our average gross assets. In connection with the Merger, the Investment Advisory Agreement was terminated and we entered into the Cost Sharing Agreement with Terra REIT.
    For the three months ended March 31, 2023, we paid asset management and asset servicing fees of $0.4 million to Terra REIT pursuant to the Cost Sharing Agreement. For the three months ended March 31, 2022, we paid base management fees of $0.6 million to Terra Income Advisors pursuant to the Investment Advisory Agreement.
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
For the three months ended March 31, 2023, there were no incentive fees on capital gains because the Investment Advisory Agreement was terminated on October 1, 2022. For the three months ended March 31, 2022, incentive fees on capital gains were $0.1 million, as a result of an increase in the value of our investments.
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
    For the three months ended March 31, 2023, we reimbursed Terra REIT $0.3 million for operating expense incurred on our behalf pursuant to the Cost Sharing Agreement. For the three months ended March 31, 2022, we reimbursed Terra Income Advisors $0.3 million, for operating expenses incurred on our behalf, pursuant to the Investment Advisory Agreement.
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
For the three months ended March 31, 2023, there were no servicing fees. For the three months ended March 31, 2022, serving fees were $0.1 million.
Reversal of Provision for Credit Losses
On January 1, 2023, we adopted the provisions of Accounting Standards Update (“ASU”) 2016-13, Financial Instruments— Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires entities to recognize credit losses on financial instruments based on an estimate of current expected credit losses. Prior to the adoption of ASU 2016-13, we recorded an allowance for credit losses equal to (i) 1.5% of the aggregate carrying amount of loans rated as a “4”, plus (ii) 5% of the aggregate carrying amount of loans rated as a “5”, plus (iii) past due loan reserves, if any.
For the three months ended March 31, 2023, we reversed $0.1 million of provision for credit losses due to an improvement in macroeconomic forecasts during the period. For the three months ended March 31, 2022, there was no provision for credit losses as we followed investment company accounting during that period.
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
For the three months ended March 31, 2023 and 2022, interest expense on unsecured notes payable was $1.0 million and $0.8 million, respectively. The increase in interest expense on unsecured notes payable for the three months ended March 31, 2023 as compared to the same period in 2022 was due to amortization of purchase discount recognized in connection with the Merger.
Professional Fees
For the three months ended March 31, 2023 and 2022, professional fees were $0.3 million and $0.4 million, respectively.
Interest Expense on Term Loan
In April 2021, Terra BDC entered into a credit agreement with a lender to provide for a delayed draw term loan of $25.0 million. The Term Loan currently bears interest at a rate equal to 5.625% and was scheduled to mature on April 9, 2025. We also pay, with respect to any unused portion of the Term Loan, a commitment fee of 0.75% per annum. On September 27, 2022, the credit agreement was amended to change the scheduled maturity date to July 1, 2023 and remove the make whole premium on voluntary prepayment of the loans as well as to provide consent to the consummation of the Merger and the assumption by Terra LLC of all of the obligations of Terra BDC under the credit agreement effective October 1, 2022. As of March 31, 2023, the amount outstanding under the Term Loan was $25.0 million.
For the three months ended March 31, 2023 and 2022, interest expense on the Term Loan was $0.4 million and $0.3 million, respectively.
Interest Expense From Obligations Under Participation Agreements
For the three months ended March 31, 2023, there was no interest expense from obligations under participation agreements as the related obligation under participation agreements was extinguished in connection with the Merger. For the three months ended March 31, 2022, interest expense from obligations under participation agreements was $0.1 million.
Directors’ Fees
For the three months ended March 31, 2023, there were no directors fees as Terra REIT is responsible for paying directors fees subsequent to the Merger. For the three months ended March 31, 2022, directors fees were $0.03 million.
Income Tax Expense
During the third quarter of 2021, Terra BDC formed a taxable REIT subsidiary (“TRS”) to hold two credit facilities. Subsequent to the Merger on October 1, 2022, the TRS became a qualified REIT subsidiary of Terra LLC.
For the three months ended March 31, 2023, there was no provision for income tax as a TRS is not utilized subsequent to the Merger. For the three months ended March 31, 2022, pre-tax income attributable to the TRS was $1.4 million. Based on the effective income tax rate of 30.5%, provision for income tax for the TRS was $0.4 million.
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
For the three months ended March 31, 2023, we did not record any unrealized appreciation or depreciation on investments because investments were reported at carrying value subsequent to the Merger (Successor Basis).
For the three months ended March 31, 2022, we recorded an increase in net change in unrealized appreciation on investments of $0.6 million, as a result of new investments originated in the current period.
Net Realized Gain on Investments
For the three months ended March 31, 2023, we did not sell any marketable securities and did not recognize any gain or loss on investments.

For the three months ended March 31, 2022, we sold marketable securities and recognized a net gain on investments of $0.03 million.

Net Income

For the three months ended March 31, 2023, the resulting net income was $1.0 million.

Net Increase in Net Assets Resulting from Operations

For the three months ended March 31, 2022, we recorded a net increase in net assets resulting from operations of $1.5 million. Based on the weighted average shares of common stock outstanding, our per share net increase in net assets resulting from operations was $0.19.

Financial Condition, Liquidity and Capital Resources
    We currently generate cash primarily from cash flows from interest, dividends and fees earned from our investments and principal repayments and proceeds from sales of our investments. Our primary use of cash is for our targeted investments and payments of our expenses.
    We may borrow funds to make investments to the extent we determine that leveraging our portfolio would be appropriate. In February 2021, Terra BDC issued $38.4 million in aggregate principal amount of 7.00% fixed-rate notes due 2026, for net proceeds of $37.2 million after deducting underwriting commissions of $1.2 million. On October 1, 2022 in connection with the Merger, Terra BDC, Terra LLC and U.S. Bank National Association entered into a second supplemental indenture pursuant to which Terra LLC assumed the payment of the notes and the performance of every covenant of the indenture, to be performed or observed by Terra BDC. In April 2021, Terra BDC entered into a credit agreement with a lender to provide for a delayed draw term loan of $25.0 million. The Term Loan currently bears interest at a rate equal to 5.625% and was scheduled to mature on April 9, 2025. On September 27, 2022, the credit agreement was amended to change the scheduled maturity date to July 1, 2023 and remove the make whole premium on voluntary prepayment of the loans as well as to provide consent to the consummation of the Merger and the assumption by Terra LLC of all of the obligations of Terra BDC under the credit agreement. We expect to either maintain sufficient cash on hand to repay the Term Loan or refinance the term loan when it matures. As of March 31, 2023, amount outstanding under the Term Loan was $25.0 million.
Certain of our loans provide for commitments to fund the borrower at a future date. As of March 31, 2023, we had three loans with total funding commitments of $59.3 million, of which we funded $55.4 million. We expect to fund $3.9 million of the unfunded commitments to borrowers during the next twelve months.
Cash Flows for the Three Months Ended March 31, 2023 (Successor Basis)
Operating Activities — For the three months ended March 31, 2023, cash provided by operating activities was $0.5 million.
Investing Activities — For the three months ended March 31, 2023, cash provided by investing activities was $8.0 million, primarily related to proceeds from repayment of loans of $20.1 million, partially offset by purchases of investments of $12.2 million.
Cash Flows for the Three Months Ended March 31, 2022 (Predecessor Basis)
    Operating Activities — For the three months ended March 31, 2022, net cash used in operating activities was $28.4 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, repayments and sales of portfolio investments, among other factors. Cash flows used in operating activities for the three months ended March 31, 2022 were primarily related to purchases of investments of $41.0 million, partially offset by repayments and proceeds from sale of investments of $15.4 million and cash generated from operations of $2.7 million.
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
Current Expected Credit Losses Reserve
On January 1, 2023, we adopted the provisions of ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires entities to recognize credit losses on financial instruments based on an estimate of current expected credit losses (“CECL”). The CECL model requires the consideration of possible credit losses over the life of an instrument as opposed to only estimating credit losses upon the occurrence of a discrete loss event under the previous “incurred loss” methodology.
We utilize information obtained from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts about the future to determine the expected credit losses for its loan portfolio. We utilize a loan loss model that is widely used among banks and commercial mortgage REITs and is marketed by a leading commercial mortgage-based security data analytics provider. It employs logistic regression to forecast expected losses at the loan level based on a commercial real estate loan securitization database that contains activity dating back to 1998. We provide specific loan-level inputs which include loan-to-value and debt service coverage ratio metrics, as well as principal balances, property type, location, coupon rate, coupon rate type, original or remaining term, expected repayment dates and contractual future funding commitments. We select from a group of independent five-year macroeconomic forecasts included in the model that are updated regularly based on current economic trends. Based on the inputs, the loan loss model determines a loan loss rate through the generation of probability of defaults (PD) and loss given defaults (LGD) for each loan. The CECL reserve is then calculated by applying the loan loss rate to the total outstanding loan balance of each loan. These results require a significant amount of judgment applied in selecting inputs and analyzing the results produced by the models to determine the allowance for credit losses. Changes in such estimates can significantly affect the expected credit losses.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
This section has been omitted pursuant to General Instruction H(2)(c) of Form 10-Q.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
    As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
Changes in Internal Control Over Financial Reporting
During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II
Item 1. Legal Proceedings.
Neither we nor Terra REIT nor Terra REIT Advisors is currently subject to any material legal proceedings, nor, to our knowledge, are material legal proceedings threatened against us, Terra REIT, or Terra REIT Advisors. From time to time, we and individuals employed by Terra REIT may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 1A. Risk Factors.
For a discussion of the potential risks and uncertainties associated with our business, please see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022. You should be aware that those risk factors may not describe every risk facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
This section has been omitted pursuant to General Instruction H(2)(b) of Form 10-Q.

Item 3. Defaults Upon Senior Securities.
This section has been omitted pursuant to General Instruction H(2)(b) of Form 10-Q.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
    Not applicable.

Item 6.  Exhibits.
    The following exhibits are filed with this report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description and Method of Filing

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File Included as Exhibit 101 (embedded within the Inline XBRL document)
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 12, 2023

TERRA INCOME FUND 6, LLC
By: Terra Property Trust, Inc., its sole member

By:	/s/ Vikram S. Uppal
Vikram S. Uppal
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Gregory M. Pinkus
Gregory M. Pinkus
Chief Financial Officer, Chief Operating Officer,
Treasurer and Secretary
(Principal Financial and Accounting Officer)