Form 10-Q
period 2023-06-30
Terra Income Fund 6, LLC
filed 2023-08-11
CIK 1577134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Terra Income Fund 6, LLC
Consolidated Balance Sheets (Successor Basis)

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Cash and cash equivalents	$8,761,896	$6,524,596
Restricted cash	—	215,357
Loans held for investment, net of allowance for credit losses of $566,541 and none	59,362,302	79,082,650
Loans held for investment acquired through participation, net of allowance for credit losses of $3,937,050 and $3,937,050	22,445,906	42,330,376
Equity investment in unconsolidated investment	37,031,942	10,013,691
Marketable securities	531,696	—
Interest receivable	1,253,090	1,441,044
Prepaid expenses and other assets	401,906	177,240
Total assets	$129,788,738	$139,784,954
Liabilities and Equity
Liabilities:
Unsecured notes payable, net of purchase discount	34,611,977	34,042,904
Term loan payable, net of deferred financing cost	14,850,000	25,000,000
Interest reserve and other deposits held on investments	—	215,357
Accrued expenses	224,180	582,816
Other liabilities	26,894	252,045
Total liabilities	49,713,051	60,093,122
Commitments and contingencies (See Note 7)
Equity:
Managing member	80,075,687	79,691,832
Total equity	80,075,687	79,691,832
Total liabilities and equity	$129,788,738	$139,784,954

See notes to unaudited consolidated financial statements.

Terra Income Fund 6, LLC
Consolidated Statement of Operations (Successor Basis)
(Unaudited)

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Revenues
Interest income	$2,595,328	$5,527,232
Dividend and other income	31,900	37,475
	2,627,228	5,564,707
Operating expenses
Asset management and asset servicing fees paid to Terra REIT (1)	428,883	863,433
Operating expense reimbursement to Terra REIT (1)	406,480	712,360
Provision (reversal of provision) for credit losses	47,349	(67,988)
Professional fees	183,532	466,042
Insurance expense	21,072	83,191
General and administrative	14,727	27,387
	1,102,043	2,084,425
Operating income	1,525,185	3,480,282
Other income and expenses
Unrealized gain on investments, net	5,829	5,829
Realized loss on investments, net	(12,512)	(12,512)
(Loss) income from equity investment in unconsolidated investment	(124,106)	190,907
Interest expense on unsecured notes payable	(960,049)	(1,912,198)
Interest expense on term loan	(355,468)	(707,031)
	(1,446,306)	(2,435,005)
Net income	$78,879	$1,045,277
______________
(1)The fees were paid, and expenses were reimbursed, to Terra Property Trust, Inc. (“Terra REIT”) pursuant to a cost sharing agreement with Terra REIT (Note 5).

See notes to unaudited consolidated financial statements.

Terra Income Fund 6, LLC
Consolidated Statement of Operations (Predecessor Basis)
(Unaudited)

	Three months ended June 30, 2022	Six Months Ended June 30, 2022

Investment income
Interest income	$4,078,288	$8,165,702
Dividend and other income	8,596	56,957
Total investment income	4,086,884	8,222,659
Operating expenses
Base management fees	670,327	1,292,145
Reversal of incentive fees on capital gains (1)	(158,315)	(33,674)
Operating expense reimbursement to Adviser (Note 5)	316,859	617,049
Servicing fees (Note 2, Note 5)	121,133	240,107
Interest expense on unsecured notes payable	766,499	1,531,038
Professional fees	234,104	589,408
Interest expense from obligations under participation agreements (Note 5)	140,315	261,882
Interest expense on term loan	410,777	682,281
Directors’ fees	27,126	57,252
Insurance expense	61,570	128,722
Transaction costs	1,145,880	1,145,880
General and administrative expenses	14,301	22,574
Total operating expenses	3,750,576	6,534,664
Net investment income before income taxes	336,308	1,687,995
Income tax expense	57,005	496,658
Net investment income	279,303	1,191,337
Net change in unrealized depreciation on investments	(828,675)	(251,088)
Net change in unrealized depreciation on obligations under participation agreements	14,579	26,940
Net realized gain on investments	22,523	55,783
Net (decrease) increase in net assets resulting from operations	$(512,270)	$1,022,972

Per common share data:
Net investment income per share	$0.03	$0.15
Net (decrease) increase in net assets resulting from operations per share	$(0.06)	$0.13
Weighted average common shares outstanding	8,110,168	8,098,531
_______________
(1)For the three and six months ended June 30, 2022, the Company reversed previously accrued incentive fees on capital gains of $158,315 and $33,674, respectively. Incentive fees on capital gains were based on 20% of net realized and unrealized capital gains. No incentive fees on capital gains were actually payable by the Company with respect to unrealized gains unless and until those gains were realized.
See notes to unaudited consolidated financial statements.

Terra Income Fund 6, LLC
Consolidated Statement of Changes in Member’s Capital (Successor Basis)
(Unaudited)

	Managing Member	Total
Balance, January 1, 2023	$79,691,832	$79,691,832
Cumulative effect of adoption of credit loss accounting standard effective January 1, 2023 (Note 2)	(661,422)	(661,422)
Net income	966,398	966,398
Balance, March 31, 2023	79,996,808	79,996,808
Net income	78,879	78,879
Balance, June 30, 2023	$80,075,687	$80,075,687

See notes to unaudited consolidated financial statements.

Terra Income Fund 6, LLC
Consolidated Statement of Changes in Net Assets (Predecessor Basis)
(Unaudited)

	Three Months Ended June 30, 2022	Six months ended June 30, 2022
Operations
Net investment income	$279,303	$1,191,337
Net change in unrealized depreciation on investments	(828,675)	(251,088)
Net change in unrealized depreciation on obligations under participation agreements	14,579	26,940
Net realized gain on investments	22,523	55,783
Net (decrease) increase in net assets resulting from operations	(512,270)	1,022,972
Stockholder distributions
Distributions from return of capital	(919,973)	(1,696,398)
Distributions from net investment income	—	(130,807)
Net decrease in net assets resulting from stockholder distributions	(919,973)	(1,827,205)
Capital share transactions
Reinvestment of stockholder distributions	213,424	425,287
Net increase in net assets resulting from capital share transactions	213,424	425,287
Net depreciation in net assets	(1,218,819)	(378,946)
Net assets, at beginning of period	74,426,517	73,586,644
Net assets, at end of period	$73,207,698	$73,207,698

Capital share activity
Shares outstanding, at beginning of period	8,102,167	8,078,627
Shares issued from reinvestment of stockholder distributions	23,291	46,831
Shares outstanding, at end of period	8,125,458	8,125,458

See notes to unaudited consolidated financial statements.

Terra Income Fund 6, LLC
Consolidated Statement of Cash Flows (Successor Basis)
(Unaudited)

Six Months Ended June 30, 2023

Cash flows from operating activities:
Net income	$1,045,277
Adjustments to reconcile net income from operations to net cash used in operating activities:
Reversal of provision for credit losses	(67,988)
Amortization of premiums and discounts on investments	744,316
Amortization and accretion of investment-related fees, net	(226,859)
Amortization of discount on debt	569,073
Distributions received from equity investment in unconsolidated investments	526,998
Income from equity investment in unconsolidated investments	(190,907)
Realized loss on investments, net	12,512
Unrealized gain on investments, net	(5,829)
Changes in operating assets and liabilities:
Decrease in interest receivable	187,954
Increase in prepaid expenses and other assets	(224,666)
Decrease in interest reserve and other deposits held on investments	(215,357)
Decrease in accrued expenses	(358,636)
Decrease in other liabilities	(252,044)
Net cash provided by operating activities	1,543,844
Cash flows from investing activities:
Repayment of loans	41,777,390
Purchase of equity interest in unconsolidated investment	(27,354,342)
Purchase of held-to-maturity debt securities	(10,012,512)
Proceeds from redemption of held-to-maturity debt securities	10,000,000
Origination and purchase of loans	(3,256,570)
Purchase of marketable securities	(525,867)
Net cash provided by investing activities	10,628,099
Cash flows from financing activities:
Repayments of borrowings under term loan payable	(10,000,000)
Payment of financing costs	(150,000)
Net cash used in financing activities	(10,150,000)
Net increase in cash, cash equivalents and restricted cash	2,021,943
Cash, cash equivalents and restricted cash, at beginning of period	6,739,953
Cash, cash equivalents and restricted cash, at end of period (Note 2)	$8,761,896

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,050,156
Income taxes paid	$225,000

Supplemental non-cash information:
Settlement of a mezzanine loan accounted for as an equity investment in exchange for equity interest in a joint venture that owns real estate (Note 3)	$10,149,642

See notes to unaudited consolidated financial statements.

Terra Income Fund 6, LLC
Consolidated Statement of Cash Flows (Predecessor Basis)
(Unaudited)

Six Months Ended June 30, 2022

Cash flows from operating activities:
Net increase in net assets resulting from operations	$1,022,972
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized depreciation on investments	251,088
Net change in unrealized depreciation on obligations under participation agreements	(26,940)
Net realized gain on investments	(55,783)
Amortization and accretion of investment-related fees, net	(526,576)
Amortization of discount on debt issuance	178,352
Amortization of deferred financing costs	120,838
Purchases of investments	(45,506,615)
Repayments and proceeds from sale of investments	35,689,626
Changes in operating assets and liabilities:
Increase in interest receivable	(342,289)
Decrease in prepaid expenses and other assets	251,107
Decrease in interest reserve and other deposits held on investments	(29,711)
Decrease in due to related party	(3,108,922)
Decrease in due to Adviser, net	(185,915)
Increase in accrued expenses	117,582
Increase in interest payable from obligations under participation agreements	43,364
Decrease in other liabilities	(36,900)
Net cash used in operating activities	(12,144,722)
Cash flows from financing activities:
Proceeds from borrowings under term loan payable	20,000,000
Payments of stockholder distributions	(1,401,918)
Proceeds from obligations under participation agreements	959,293
Net cash provided by financing activities	19,557,375
Net decrease in cash, cash equivalents and restricted cash	7,412,653
Cash, cash equivalents and restricted cash, at beginning of period	12,456,874
Cash, cash equivalents and restricted cash, at end of period (Note 2)	$19,869,527

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,069,892
Income taxes paid	$206,413
Supplemental non-cash information:
Reinvestment of stockholder distributions	$425,287
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
Terra BDC’s investment activities were externally managed by Terra Income Advisors, LLC (“Terra Income Advisors” or the “Adviser”), a private investment firm affiliated with Terra BDC, pursuant to an investment advisory and administrative services agreement (the “Investment Advisory Agreement”), under the oversight of Terra BDC’s board of directors (the “Terra BDC Board”), a majority of whom were independent directors. In connection with the Merger, the Investment Advisory Agreement was terminated, and the former members of the Terra BDC Board were elected to the board of directors of Terra REIT (the “Terra REIT Board”). Terra LLC does not have a board of directors and Terra REIT is the sole and managing member of Terra LLC. Terra REIT’s investments activities are externally managed by Terra REIT Advisors, LLC (“REIT Manager”), an affiliate of the Company.
In February 2021, Terra BDC issued $38.4 million in aggregate principal amount of 7.00% fixed-rate notes due 2026, for net proceeds of $37.2 million, after deducting underwriting commissions of $1.2 million, see “Unsecured Notes Payable” in Note 6 for more information.
The Company is a wholly owned subsidiary of Terra REIT, and its investment objective is to provide attractive risk-adjusted returns to Terra REIT’s stockholders, primarily through Terra REIT’s regular distributions. The Company structures, acquires and maintains a portfolio of investments that generate a stable income stream. The Company directly structures, underwrites and originates most of its investments, as it believes that doing so will provide it with the best opportunity to invest in loans that satisfy its standards, establish a direct relationship with the borrower and optimize the terms of its investments; however, the Company may acquire existing loans from the originating lender should its adviser determine such an investment is in its best interest. The Company may hold its investments until their scheduled maturity dates or may sell them if the Company is able to command favorable terms for their disposition. The Company may also seek to realize growth in the value of its investments by timing their sale to maximize value.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and include the accounts of the Company and its consolidated subsidiaries. The accompanying interim consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X. Prior to the Merger, Terra BDC operated as and met the criteria of an investment company, as defined under U.S. GAAP, and applied accounting and reporting guidance in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 946, Financial Services — Investment Companies (the “Predecessor Basis”). As a result of the Merger, Terra LLC has not met the requirements to be classified as an investment company since October 1, 2022. As such, Terra LLC is an operating company and reports its investments at historical cost (the “Successor Basis”). The consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the results of operations and financial condition as of and for the periods presented. The interim consolidated financial statements for the three and six months ended June 30, 2022, reflect Terra BDC’s financial results as an investment

Notes to Unaudited Consolidated Financial Statements
company. The consolidated financial statements as of June 30, 2023 and December 31, 2022, and for the three and six months ended June 30, 2023, reflect Terra LLC’s financial results as an operating company.
Consolidation
As provided under Regulation S-X and ASC Topic 946, the Terra BDC generally did not consolidate its investment in a company other than an investment company or controlled operating company whose business consists of providing services to Terra BDC. Accordingly, Terra BDC consolidated the accounts of its wholly-owned subsidiaries that meet the aforementioned criteria in its consolidated financial statements as of June 30, 2022.
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
    The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s consolidated balance sheets to the total amount shown in its statements of cash flows:

	June 30, 2023	June 30, 2022
Cash and cash equivalents	$8,761,896	$19,674,620
Restricted cash	—	194,907
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$8,761,896	$19,869,527
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

Notes to Unaudited Consolidated Financial Statements
Some of the Company’s loans include commitments to fund incremental proceeds to the borrowers over the life of the loan and these unfunded commitments are also subject to the CECL model because the Company does not have an unconditional right to cancel such commitments. The CECL reserve related to unfunded commitments is recorded as a component of other liabilities on the Company’s consolidated balance sheets. This CECL reserve is estimated using the same method outlined above for the Company’s outstanding loan balances and increases or decreases in the CECL reserve relating to unfunded commitments are also recorded in earnings on the consolidated statements of operations.
    As discussed below in Recent Accounting Pronouncements, the Company adopted the provisions of Accounting Standards Update (“ASU”) 2022-02 Financial Instruments—Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”) concurrently with the adoption of CECL on January 1, 2023, prospectively.
Marketable Securities
From time to time, the Company may invest in short term debt and equity securities. These securities are classified as available-for-sale securities and are carried at fair value. Changes in the fair value of equity securities are recognized in earnings. Changes in the fair value of debt securities are reported in other comprehensive income until a gain or loss on the securities is realized.
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

Notes to Unaudited Consolidated Financial Statements
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
Servicing Fee
Terra BDC paid selected dealers a servicing fee at an annual rate of 0.75% of the most recently published NAV per share, excluding shares sold through the DRIP, in exchange for providing certain administrative support services (Note 5) to stockholders such as establishing and maintaining stockholder accounts, customer service support and assisting stockholders in changing account options, account designations and account addresses. The servicing fee was recorded as expense on the consolidated statements of operations in the period in which it was incurred. In connection with the Merger, the servicing plan was terminated and the servicing fee is no longer payable.
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
Terra BDC held certain portfolio company investments through consolidated taxable REIT subsidiaries (“TRSs”). Such subsidiaries may be subject to U.S. federal and state corporate-level income taxes. These consolidated subsidiaries recognized deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between the tax basis of certain assets and liabilities and the reported amounts included in the accompanying consolidated statements of assets and liabilities using the applicable statutory tax rates in effect for the year in which any such temporary differences are expected to reverse. In connection with the Merger on October 1, 2022, Terra BDC’s TRS became a qualified REIT subsidiary of Terra LLC.
Terra BDC did not have any uncertain tax positions that met the recognition or measurement criteria under accounting for income taxes, nor did Terra BDC have any unrecognized tax benefits as of the periods presented herein. Terra BDC recognized interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its statements of operations. For the

Notes to Unaudited Consolidated Financial Statements
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
Note 3. Loans Held for Investment
The Company elected the practical expedient under ASC 326 to exclude accrued interest from amortized cost. As of June 30, 2023 and December 31, 2022, accrued interest receivable of $1.3 million and $1.4 million, respectively, is included in interest receivable on the consolidated balance sheets, and is excluded from the amortized cost of loans held for investment.

Notes to Unaudited Consolidated Financial Statements
Portfolio Summary
The following table provides a summary of the Company’s loan portfolio:

	June 30, 2023			December 31, 2022
	Fixed Rate	Floating Rate (1)(2)	Total	Fixed Rate	Floating Rate (1)(2)	Total
Number of loans	4	2	6	6	3	9
Principal balance	$43,267,842	$42,271,673	$85,539,515	$61,913,795	$61,826,028	$123,739,823
Carrying value	$43,487,381	$38,320,827	$81,808,208	$62,781,893	$58,631,133	$121,413,026
Fair value	$43,273,776	$39,113,475	$82,387,251	$62,035,611	$58,244,737	$120,280,348
Weighted-average coupon rate	13.7%	16.4%	15.0%	14.1%	14.4%	14.2%
Weighted-average remaining term (years)	0.70	0.78	0.71	0.86	0.77	0.80
_______________
(1)These loans pay a coupon rate of LIBOR , Secured Overnight Financing Rate (“SOFR”), or forward-looking term rate based on SOFR (“Term SOFR”), as applicable, plus a fixed spread. Coupon rates shown were determined using LIBOR of 5.2% and average SOFR and Term SOFR of 5.1% as of June 30, 2023, and LIBOR of 4.4% and average SOFR of 4.1% as of December 31, 2022.
(2)As of June 30, 2023 and December 31, 2022, two and three loans, respectively, were subject to a LIBOR, SOFR or Term SOFR floor, as applicable.
Lending Activities
The following table presents the activities of the Company’s loan portfolio for the six months ended June 30, 2023:

	Loans Held for Investment	Loans Held for Investment through Participation Interests	Total
Balance, January 1, 2023	$79,082,650	$42,330,376	$121,413,026
Cumulative effect of adoption of credit loss accounting standard effective January 1, 2023 (Note 2)	(593,040)	—	(593,040)
New loans made	3,023,096	233,474	3,256,570
Principal repayments received	(21,655,810)	(20,121,580)	(41,777,390)
Net amortization of discounts on loans	(662,905)	(81,411)	(744,316)
Accrual, payment and accretion of investment-related fees and other, net	141,812	85,047	226,859
Reversal of provision for credit losses	26,499	—	26,499
Balance, June 30, 2023	$59,362,302	$22,445,906	$81,808,208

Notes to Unaudited Consolidated Financial Statements
Portfolio Information
    The tables below detail the types of loans in the Company’s loan portfolio, as well as the property type and geographic location of the properties securing these loans:

	June 30, 2023			December 31, 2022
Loan Structure	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
Preferred equity investments	$61,289,515	$61,863,420	75.6%	$58,823,211	$59,521,319	49.0%
First mortgages	21,250,000	21,522,542	26.3%	41,970,028	42,800,010	35.3%
Mezzanine loans	3,000,000	2,925,837	3.6%	6,282,208	6,231,399	5.1%
Credit facility	—	—	—%	16,664,376	16,797,348	13.8%
Allowance for credit losses	—	(4,503,591)	(5.5)%	—	(3,937,050)	(3.2)%
Total	$85,539,515	$81,808,208	100.0%	$123,739,823	$121,413,026	100.0%

	June 30, 2023			December 31, 2022
Property Type	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
Office	$23,704,377	$23,704,380	28.9%	$23,655,377	$23,655,377	19.5%
Infrastructure	21,250,000	21,522,542	26.3%	21,250,000	21,705,029	17.9%
Multifamily	19,017,842	19,297,442	23.6%	17,717,211	18,048,117	14.9%
Mixed use	18,567,296	18,861,598	23.1%	41,452,859	42,227,836	34.7%
Student housing	3,000,000	2,925,837	3.6%	3,000,000	2,916,369	2.4%
Industrial	—	—	—%	16,664,376	16,797,348	13.8%
Allowance for credit losses	—	(4,503,591)	(5.5)%	—	(3,937,050)	(3.2)%
Total	$85,539,515	$81,808,208	100.0%	$123,739,823	$121,413,026	100.0%

	June 30, 2023			December 31, 2022
Geographic Location	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
United States
New York	$26,382,953	$26,382,956	32.3%	$29,437,256	$29,470,078	24.3%
California	21,567,296	21,787,435	26.6%	37,114,999	37,531,542	30.8%
Utah	21,250,000	21,522,542	26.3%	21,250,000	21,705,029	17.9%
Georgia	16,339,266	16,618,866	20.3%	15,217,540	15,548,446	12.8%
North Carolina	—	—	—%	20,720,028	21,094,981	17.4%
Allowance for credit losses	—	(4,503,591)	(5.5)%	—	(3,937,050)	(3.2)%
Total	$85,539,515	$81,808,208	100.0%	$123,739,823	$121,413,026	100.0%
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

Notes to Unaudited Consolidated Financial Statements
The following table presents the activity in allowance for credit losses for funded loans:

	Six Months Ended June 30,
	2023	2022
	Successor Basis	Predecessor Basis
Allowance for credit losses, beginning of period	$3,937,050	$—
Cumulative effect of adoption of ASU 2016-13 effective January 1, 2023 (Note 2)	593,040	—
Reversal of provision for credit losses	(26,499)	—
Charge-offs	—	—
Recoveries	—	—
Allowance for credit losses, end of period	$4,503,591	$—
Certain of the Company’s loans contain provisions for future fundings, which are subject to the borrower meeting certain performance-related metrics that are monitored by the Company. These unfunded commitments amounted to approximately $1.8 million and $5.9 million as of June 30, 2023 and December 31, 2022, respectively.
The following table presents the activity in the liability for credit losses on unfunded commitments:

Six Months Ended June 30, 2023

Liability for credit losses on unfunded commitments, beginning of period	$—
Cumulative effect of credit loss accounting standard effective January 1, 2023 (Note 2)	68,382
Reversal of provision for credit losses	(41,489)
Liability for credit losses on unfunded commitments, end of period	$26,893
The allowance for credit losses for unfunded commitments is included in other liabilities on the consolidated balance sheets.
Accrued Interest Receivable
The Company elected not to measure a CECL reserve on accrued interest receivable due to the Company’s policy of writing off uncollectible accrued interest receivable balances in a timely matter. If the Company determines it has uncollectible accrued interest receivable, it generally would reverse the accrued and unpaid interest against interest income and no longer accrue interest. For the three and six months ended June 30, 2023 and 2022, the Company did not reverse any interest income accrual because all accrued interest income were deemed collectible. As of both June 30, 2023 and December 31, 2022, the Company had two loans that were in default, and suspended interest income accrual of $1.0 million and $2.0 million for the three and six months ended June 30, 2023, respectively, because recovery of such income was doubtful. As of June 30, 2023 and December 31, 2022, there was no outstanding interest receivable on these loans.
Non-Performing Loans
As discussed in Note 2, for loans that are considered non-performing, the Company removes them from the industry loss rate approach and analyzes them separately. As of both June 30, 2023 and December 31, 2022, the Company had two non-performing loans with total carrying value of $26.4 million and $26.2 million, respectively. The allowance for credit losses for these non-performing loans were $3.9 million as of both June 30, 2023 and December 31, 2022.
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

Notes to Unaudited Consolidated Financial Statements

Risk Rating	Description
1	Very low risk
2	Low risk
3	Moderate/average risk
4	Higher risk
5	Highest risk
     The following table presents the amortized cost of the Company's loan portfolio by year of origination and loan risk rating as of June 30, 2023:

	June 30, 2023
Loan Risk Rating	Number of Loans	Amortized Cost	% of Total	Amortized Cost by Year Originated
				2023	2022	2021	2020	2019	Prior
1	—	$—	—%	$—	$—	$—	$—	$—	$—
2	—	—	—%	—	—	—	—	—	—
3	3	41,067,246	47.5%	—	—	38,141,409	—	—	2,925,837
4	1	18,861,598	21.9%	—	18,861,598	—	—	—	—
5	—	—	—%	—	—	—	—	—	—
Non-performing	2	26,382,955	30.6%	—	—	—	—	—	26,382,955
	6	86,311,799	100.0%	$—	$18,861,598	$38,141,409	$—	$—	$29,308,792
Allowance for credit losses		(4,503,591)
Total, net of allowance for credit losses		$81,808,208
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
Equity Investment in Unconsolidated Investment
On December 28, 2022, the Company originated a $10.0 million mezzanine loan to a borrower to finance the acquisition of a real estate portfolio. Additionally, the Company entered into a residual profit-sharing agreement with the borrower in which the borrower would pay the Company an additional amount of 35.0% of remaining net cash flow from the sale of the real estate portfolio. The Company accounted for the entire arrangement as equity investment in unconsolidated investment. In May 2023, the Company made a cash payment of $27.4 million and settled the $10.0 million mezzanine loan in exchange for an 80.0% equity interest in a joint venture that owns the real estate portfolio. The Company accounts for its equity interest in the joint venture as an equity method investment because the Company does not have a controlling financial interest in the entity. As of

Notes to Unaudited Consolidated Financial Statements
June 30, 2023 and December 31, 2022, equity investment in unconsolidated investment had a carrying value of $37.0 million and $10.0 million, respectively. For the three and six months ended June 30, 2023, the Company recorded the interest income accrued on the mezzanine loan as income from equity investment in unconsolidated investment of $0.2 million and $0.5 million, respectively, and the payments received on interest income as distributions from equity investment in unconsolidated investment of $0.3 million and $0.5 million, respectively. Additionally, for both the three and six months ended June 30, 2023, the Company recorded equity loss from its investment on the joint venture of $0.3 million.
Held-to-Maturity Debt Securities
In the first quarter of 2023, the Company purchased $10.0 million of corporate bonds with a coupon rate of 6.125% that matured on May 15, 2023. The Company classified these bonds as held-to-maturity debt securities, as it had the intent and ability to hold these securities until maturity. These securities were recorded at amortized cost and were fully redeemed at par on May 15, 2023.
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
As of June 30, 2023 and December 31, 2022, the Company had not elected the fair value option for its financial instruments, including loans held for investment, loans held for investment acquired through participation, term loan payable and unsecured notes payable. Such financial instruments are carried at cost, less impairment or less net deferred costs, where applicable. Held-to-maturity debt securities are financial instruments that are reported at amortized cost.
Financial Instruments Carried at Fair Value on a Recurring Basis
    From time to time, the Company may invest in short-term debt and equity securities which are classified as available-for-sale securities, and are presented at fair value on the consolidated balance sheet. Changes in the fair value of equity securities are recognized in earnings. Changes in the fair value of debt securities are reported in other comprehensive income until the securities are realized. Additionally, the Company may invest in short-term money market funds. These funds are included in cash and cash equivalents on the consolidated balance sheet due to their short-term nature and can be easily converted to cash.

Notes to Unaudited Consolidated Financial Statements
As of December 31, 2022, the Company did not own financial instruments that were carried at fair value. The following table presents fair value measurements of financial instruments that were carried at fair value, by major class, as of June 30, 2023, according to the fair value hierarchy:

	June 30, 2023
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Money market fund (1)	$2,525,843	$—	$—	$2,525,843
Marketable securities - debt securities	531,696	—	—	531,696
Total	$3,057,539	$—	$—	$3,057,539
_______________
(1) Included in cash and cash equivalents on the consolidated balance sheets.
    The following table presents the activities of the marketable securities for the periods presented.

	Six Months Ended June 30,
	2023	2022
Beginning balance	$—	$—
Purchases	525,867	—
Unrealized gain on marketable securities	5,829	—
Ending balance	$531,696	$—
Financial Instruments Not Carried at Fair Value
The following table presents the carrying value and estimated fair value of the Company’s financial instruments that are not carried at fair value on the consolidated balance sheets as of:

		June 30, 2023			December 31, 2022
		(Successor Basis)
	Level	Principal Balance	Carrying Value	Fair Value	Principal Balance	Carrying Value	Fair Value
Investments:
Loans held for investment	3	$59,156,562	$59,928,843	$59,949,503	$77,638,191	$79,082,650	$78,011,106
Loans held for investment acquired through participation	3	26,382,953	26,382,956	22,437,748	46,101,632	46,267,426	42,269,242
Allowance for credit losses		—	(4,503,591)	—	—	(3,937,050)	—
Total loans		85,539,515	81,808,208	82,387,251	123,739,823	121,413,026	120,280,348
Liabilities:
Unsecured notes payable (1)(2)	1	$38,375,000	$34,611,977	$36,533,000	$38,375,000	$34,042,904	$35,381,748
Term loan payable (3)(4)	3	15,000,000	14,850,000	15,000,000	25,000,000	25,000,000	25,000,000
		$53,375,000	$49,461,977	$51,533,000	$63,375,000	$59,042,904	$60,381,748
_______________
(1)Carrying value is net of unamortized purchase discount of $3.8 million and $4.3 million as of June 30, 2023 and December 31, 2022, respectively.
(2)Valuation falls under Level 1 of the fair value hierarchy, which is based on the trading price of $23.80 and $23.05 as of the close of business day on June 30, 2023 and December 31, 2022, respectively.
(3)Carrying value is net of unamortized discount of $150,000 as of June 30, 2023.
(4)Valuation falls under Level 3 of the fair value hierarchy, which is based on a discounted cash flow model with a discount rate of 12.48% and 5.625%, as of June 30, 2023 and December 31, 2022, respectively
Valuation Methodology
    The fair value of the Company’s investment in corporate bonds, preferred stock and common stock within the marketable securities portfolio, if any, is determined based on quoted prices in an active market and is classified as Level 1 of the fair value

Notes to Unaudited Consolidated Financial Statements
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
These valuation techniques are applied in a consistent and verifiable manner to all investments that are categorized within Level 3 of the fair value hierarchy and Terra REIT Advisors provides the Terra REIT Board, (which is made up exclusively of independent directors) with the investment valuations that are based on this discounted cash flow methodology. Valuations are prepared quarterly, or more frequently as needed, with each asset in the portfolio subject to a valuation prepared by a third-party valuation service at a minimum of once during every 12-month period. Terra REIT Advisors reviews the preliminary valuation with the Terra REIT Board and, together with an independent valuation firm, if applicable, responds and supplements the preliminary valuation to reflect any comments provided by the Terra REIT Board. Terra REIT Advisors discusses valuations and determines the fair value of each investment in the portfolio in good faith based on various metrics and other factors, including the input and recommendation provided by the Terra REIT Boards and any third-party valuation firm, if applicable.
Significant Unobservable Inputs
The following tables summarize the significant unobservable inputs used by the Company to value the Level 3 investments as of June 30, 2023 and December 31, 2022. The following tables are not intended to be all-inclusive, but instead identify the significant unobservable inputs relevant to the determination of fair values.

June 30, 2023
		Primary Valuation Technique	Unobservable Input	Range		Weighted
Asset Category	Fair Value			Minimum	Maximum	Average
Assets:
Loans	$59,949,503	Discounted cash flow	Discount rate	12.45%	16.31%	15.23%
Loans through participation interest (1)	22,437,748	Discounted cash flow	Discount rate	N/A	N/A	N/A
Total Level 3 Assets	$82,387,251
_______________
(1)Valuation for these loans is based on recovery analysis.

December 31, 2022
		Primary Valuation Technique	Unobservable Input	Range		Weighted
Asset Category	Fair Value			Minimum	Maximum	Average
Assets:
Loans	$78,011,106	Discounted cash flow	Discount rate	10.51%	19.36%	14.49%
Loans through participation interest	42,269,242	Discounted cash flow	Discount rate	15.25%	16.61%	16.38%
Total Level 3 Assets	$120,280,348
    If the weighted average discount rate used to value the Company’s investments were to increase, the fair value of the Company’s investments would decrease. Conversely, if the weighted average discount rate used to value the Company’s investments were to decrease, the fair value of Company’s investments would increase.

Notes to Unaudited Consolidated Financial Statements
Changes in the Company’s Level 3 investments for the six months ended June 30, 2022 were as follows:

	Six Months Ended June 30, 2022 (Predecessor Basis)
	Loans	Loans Through Participation	Total Loan Investments	Obligations under Participation Agreements
Balance as of January 1, 2022	$61,281,259	$48,349,374	$109,630,633	$4,883,877
Purchases of investments	27,800,788	17,705,827	45,506,615	—
Repayments of investments	(15,000,000)	(19,844,508)	(34,844,508)	—
Net change in unrealized (depreciation) appreciation on investments	(257,777)	96,626	(161,151)	—
Amortization and accretion of investment-related fees, net	422,449	135505	557,954	31,378
Proceeds from obligations under participation agreements	—	—	—	959,293
Net change in unrealized depreciation on obligations under participation agreements	—	—	—	(26,940)
Balance as of June 30, 2022	$74,246,719	$46,442,824	$120,689,543	$5,847,608
Net change in unrealized appreciation or depreciation for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized depreciation or appreciation on loan investments and obligations under participation agreements	$(54,826)	$96,625	$41,799	$(26,940)
    Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur. For the six months ended June 30, 2022, there were no transfers.
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
    The following table presents a summary of such fees and reimbursements in accordance with the terms of the related agreements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023 (1)	2022	2023 (1)	2022
	(Successor Basis)	(Predecessor Basis)	(Successor Basis)	(Predecessor Basis)
Amounts Included in the Statements of Operations
Base management fees	$428,883	$670,327	$863,433	$1,292,145
Incentive fees on capital gains (2)	N/A	(158,315)	N/A	(33,674)
Operating expense reimbursement to Adviser (3)	406,480	316,859	712,360	617,049
Origination, extension and disposition fees	126,754	N/A	317,752	N/A
_______________
(1)These fees were incurred pursuant to the Cost Sharing Agreement between Terra LLC and Terra REIT.
(2)For the three and six months ended June 30, 2022, the Company reversed previously accrued incentive fees on capital gains of $158,315 and $33,674, respectively. Incentive fees on capital gains were based on 20.0% of net realized and unrealized capital gains. No incentive fees on capital gains were actually payable by the Company with respect to unrealized gains unless and until those gains were realized.
(3)Amounts were primarily compensation for time spent supporting the Company’s day-to-day operations.

Notes to Unaudited Consolidated Financial Statements
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
•100% of Terra BDC’s pre-incentive fee net investment income, if any, that exceeded the hurdle rate but was less than or equal to 2.5% in any calendar quarter (10.0% annualized) was payable to Terra Income Advisors, all or any portion of which may be waived or deferred in Terra Income Advisors' discretion. This portion of the pre-incentive fee net investment income (which exceeds the hurdle rate but is less than or equal to 2.5%) was referred to as the “catch-up.”

Notes to Unaudited Consolidated Financial Statements
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
Operating Expenses
Terra BDC reimbursed Terra Income Advisors for operating expenses incurred in connection with administrative services provided to Terra BDC, including compensation to administrative personnel. Terra BDC did not reimburse Terra Income Advisors for personnel costs in connection with services for which Terra Income Advisors receives a separate fee. In addition, Terra BDC did not reimburse Terra Income Advisors for (i) rent or depreciation, capital equipment or other costs of Terra Income Advisors' own administrative items, or (ii) salaries, fringe benefits, travel expenses and other administrative items incurred or allocated to any controlling person of Terra Income Advisors. In connection with the Merger, the Company no longer reimburses Terra Income Advisors for operating expenses incurred in connection with administrative services provided to the Company. Such expenses are now reimbursable by Terra REIT to the REIT Manager pursuant to its management agreement with the REIT manager. Terra REIT charges the Company for its allocable share of the operating expense reimbursement through the Cost Sharing Agreement.
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

Notes to Unaudited Consolidated Financial Statements
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
Participation interest purchased by the Company: The below tables list the investment interests purchased by the Company via participation agreements (each, a “PA”) as of June 30, 2023 and December 31, 2022. In accordance with the terms of each PA, each participant’s rights and obligations, including interest income and other income (e.g., exit fee and prepayment income) and related fees/expenses are based upon its respective pro-rata participation interest in such investments, as specified in the respective PA. The Company’s share of the investment is repayable only from the proceeds received from the related borrower/issuer of the investment, and therefore the Company is also subject to the credit risk (i.e., risk of default by the underlying borrower/issuer).
Pursuant to each PA, the affiliated fund receives and allocates the interest income and other related investment incomes in respect of the investment to the Company. The Company paid related expenses (i.e., the base management fee) directly to Terra Income Advisors prior to the Merger and to Terra REIT after the Merger.

Notes to Unaudited Consolidated Financial Statements

	June 30, 2023			December 31, 2022
	(Successor Basis)
	Participating Interests	Principal Balance	Carrying Value	Participating Interests	Principal Balance	Carrying Value
370 Lex Part Deux, LLC (1)	35.0%	$23,704,377	$23,704,380	35.0%	$23,655,377	$23,655,377
RS JZ Driggs, LLC (1)	50.0%	2,678,576	2,678,576	50.0%	2,499,671	2,499,671
William A. Shopoff & Cindy I. Shopoff (2)	—%	—	—	66.7%	16,664,376	16,797,348
Havemeyer TSM LLC (2)(3)	—%	—	—	23.0%	3,282,208	3,315,030
Allowance for credit losses		—	(3,937,050)		—	(3,937,050)
Total		$26,382,953	$22,445,906		$46,101,632	$42,330,376
_______________
(1)The loan is held in the name of Terra REIT, the Company’s parent entity.
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
Note 6. Debt
Senior Unsecured Notes
On February 10, 2021, Terra BDC issued $34.8 million in aggregate principal amount of 7.00% fixed-rate notes due 2026, pursuant to an indenture between Terra BDC and U.S. Bank National Association, for net proceeds of $33.7 million after deducting underwriting commissions of $1.1 million. On February 26, 2021, the underwriters exercised the option to purchase an additional $3.6 million of the notes for net proceeds of $3.5 million, after deducting underwriting commissions of $0.1 million. Interest on the notes is paid quarterly in arrears every March 30, June 30, September 30 and December 30, at a rate of 7.00% per year, beginning June 30, 2021. The notes mature on March 31, 2026. The notes may be redeemed in whole or in part at any time or from time to time at Terra BDC’s option on or after February 10, 2023. In connection with the issuance of the notes, Terra BDC incurred deferred financing costs totaling $1.0 million, to be amortized to interest expense over the term of the notes.
On October 1, 2022 in connection with the Merger, Terra BDC, Terra LLC and U.S. Bank National Association entered into a second supplemental indenture pursuant to which Terra LLC assumed the payment of the notes and the performance of every covenant of the indenture, to be performed or observed by Terra BDC.
The indenture between Terra LLC (as successor to Terra BDC) and the trustee contains certain debt limitations and asset coverage covenants. As of June 30, 2023 and December 31, 2022, the Company was in compliance with the asset coverage ratio requirements under the indenture.

Notes to Unaudited Consolidated Financial Statements
For the three and six months ended June 30, 2023 and 2022, the components of interest expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Successor Basis)	(Predecessor Basis)	(Successor Basis)	(Predecessor Basis)
Stated interest expense	$671,563	$671,562	$1,343,125	$1,343,124
Amortization of issue discount	—	51,921	—	102,771
Amortization of financing costs	—	43,016	—	85,143
Amortization of purchase discount (1)	288,486	—	569,073	—
Total interest expense	$960,049	$766,499	$1,912,198	$1,531,038
Weighted average debt outstanding	$38,375,000	$38,375,000	$38,375,000	$38,375,000
Cash paid for interest expense	$671,563	$671,562	$1,343,125	$1,343,124
Stated interest rate	7.00%	7.00%	7.00%	7.00%
Effective interest rate (2)	7.00%	7.63%	7.00%	7.63%
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
The scheduled maturity date of the Loans was April 9, 2025. The Loans bore interest on the outstanding principal amount thereof at a rate equal to 5.625% per annum; provided that if at any time Terra BDC was rated below investment grade, the interest rate would increase to 6.625% until the rating is no longer below investment grade. In connection with the entry into the Credit Agreement, Terra BDC also agreed to pay Eagle Point an upfront fee in an amount equal to 2.50% of the loan commitment amount on the initial borrowing date as described in the Credit Agreement. Terra BDC also paid, with respect to any unused portion of the Term Loan, a commitment fee of 0.75% per annum.
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

Notes to Unaudited Consolidated Financial Statements
The Credit Agreement contains customary representations, warranties, reporting requirements, borrowing conditions and affirmative, negative and financial covenants, including REIT status requirements and minimum asset coverage ratio requirements. As of June 30, 2023 and December 31, 2022, the Company was in compliance with these covenants. The Credit Agreement also includes usual and customary events of default and remedies for credit agreements of this nature. Events of default under the Credit Agreement include, but are not limited to: (i) the failure by Terra BDC to make any payments when due under the Credit Agreement; (ii) the failure of Terra BDC to perform or observe any term, covenant or agreement under the Credit Agreement or any other loan document, subject to applicable cure periods; (iii) an event of default on other material indebtedness of Terra BDC; (iv) the bankruptcy or insolvency of Terra BDC; and (v) judgments and attachments, with customary limits and grace periods, against Terra BDC or its property. In addition, the Loans are subject to mandatory prepayment, at the option of each Lender, upon a change in control of Terra BDC (as defined by the Credit Agreement).
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
On June 30, 2023, the Company, Eagle Point and the Lenders entered into an amendment to the Credit Agreement, pursuant to which the Credit Agreement was amended to, among other things, (i) extend the scheduled maturity date to March 31, 2024, and (ii) increase the rate on which the Term Loan bears interest from a fixed rate of 5.625% per annum to a floating rate based on SOFR plus 7.375% with a SOFR floor of 5.0%. In connection with the amendment, the Company paid Eagle Point an amendment fee of $150,000, to be amortized to interest expense over the remaining term of the Term Loan. Additionally, the Company made a repayment of $10.0 million on the Term Loan. As of June 30, 2023 and December 31, 2022, the principal amount outstanding under the Term Loan was $15.0 million and $25.0 million, respectively.
For the three and six months ended June 30, 2023 and 2022, the components of interest expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Successor Basis)	(Predecessor Basis)	(Successor Basis)	(Predecessor Basis)
Stated interest expense	$355,468	$353,750	$707,031	$550,078
Amortization of issue discount	—	38,829	—	75,581
Amortization of financing costs	—	17,969	—	35,695
Unused fee	—	229	—	20,927
Total interest expense	$355,468	$410,777	$707,031	$682,281
Weighted average debt outstanding	$24,890,110	$24,879,121	$24,944,751	$19,555,249
Cash paid for interest expense	$355,468	$353,979	$707,031	$571,005
Stated interest rate	5.625%	5.625%	5.625%	5.625%
Effective interest rate (1)	5.625%	6.25%	5.625%	6.25%
_______________
(1)The effective interest rate of the debt component is equal to the stated interest rate plus the amortization of issue discount and fees paid to the lender, if any.

Notes to Unaudited Consolidated Financial Statements
Scheduled Debt Principal Payments
    Scheduled debt principal payments for each of the five calendar years following June 30, 2023 are as follows:

Years Ending December 31,	Total
2023 (July 1 through December 31)	$—
2024	15,000,000
2025	—
2026	38,375,000
2027	—
Thereafter	—
53,375,000
Unamortized discount, net	(3,913,023)
Total	$49,461,977

Note 7. Commitments and Contingencies
Funding Commitments
In the ordinary course of business, the Company may enter into future funding commitments, which are subject to the borrower meeting certain performance-related metrics that are monitored by the Company. As of June 30, 2023 and December 31, 2022, the Company had $1.8 million and $5.9 million of unfunded commitments, respectively. The Company maintained sufficient cash on hand to fund such unfunded commitments, including matching these commitments with principal repayments on outstanding loans.
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

Notes to Unaudited Consolidated Financial Statements
The following table reconciles net increase in net assets resulting from operations to taxable income:

Six Months Ended June 30, 2022
(Predecessor Basis)
Net increase in net assets resulting from operations	$1,022,972
Net change in unrealized appreciation on investments	251,088
Net change in unrealized depreciation on obligations under participation agreements	(26,940)
Income tax expense	496,658
Reversal of incentive fees on capital gains	(33,674)
Other temporary differences (1)	(260,361)
Total taxable income (2)	$1,449,743
_______________
(1)Other temporary differences primarily related to capitalization and amortization of transaction-related fees.
(2)Amount included $1.3 million of taxable income attributable to the TRS described below.
Taxable REIT Subsidiary
Terra BDC held certain portfolio company investments through consolidated taxable REIT subsidiaries, of which it was the parent. Such subsidiaries may be subject to U.S. federal and state corporate-level income taxes. These consolidated subsidiaries recognize deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between the tax basis of certain assets and liabilities and the reported amounts included in the accompanying consolidated statements of assets and liabilities using the applicable statutory tax rates in effect for the year in which any such temporary differences are expected to reverse. Terra BDC had one TRS prior to the Merger. In connection with the Merger on October 1, 2022, the TRS became a qualified REIT subsidiary of Terra LLC.
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
Source of Distribution
The following table reflects, for tax purposes, the estimated sources of the cash distributions that Terra BDC has paid on its common stock:

	Six Months Ended June 30, 2022
	(Predecessor Basis)
Source of Distribution	Distribution Amount (1)	%
Return of capital	$1,696,398	92.8%
Net investment income (2)	130,807	7.2%
Distributions on a tax basis:	$1,827,205	100.0%
_______________
(1)The Distribution Amount and Percentage reflected are estimated figures. The actual source of distributions was calculated in connection with the filing of Terra BDC’s tax return.
(2)The TRS’s taxable income was not available for distribution to Terra BDC’s stockholders until the income was distributed to the parent company. For the six months ended June 30, 2022, the TRS made a distribution of $0.4 million to the parent company.
    As of June 30, 2022, Terra BDC did not have differences between amortized cost basis and tax basis cost of investments.

Notes to Unaudited Consolidated Financial Statements
Note 9. Directors’ Fees
Terra BDC’s directors who did not serve in an executive officer capacity for Terra BDC or Terra Income Advisors were entitled to receive annual cash retainer fees, fees for attending board and committee meetings and annual fees for serving as a committee chairperson. These directors received an annual fee of $20,000, plus $2,500 for each board meeting attended in person, $1,000 for each board meeting attended via teleconference and $1,000 for each committee meeting attended. In addition, the chairman of the audit committee received an annual fee of $7,500 and the chairman of each of the nominating and corporate governance and the valuation committees, and any other committee, received an annual fee of $2,500 for their additional services. In connection with the Merger on October 1, 2022, Terra BDC’s directors were elected to the Terra REIT Board to fill the vacancies created by the Merger and Terra REIT will pay the fees to directors directly. For the three and six months ended June 30, 2022, Terra BDC recorded $27,126 and $57,252 of directors’ fees expense.
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
Note 10. Capital
As of June 30, 2023 and December 31, 2022, all of the limited liability company interest in Terra LLC was held by Terra REIT.
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
The following information sets forth the computation of the weighted average net increase in net assets per share from operations:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Basic	(Predecessor Basis)
Net (decrease) increase in net assets resulting from operations	$(512,270)	$1,022,972
Weighted average common shares outstanding	8,110,168	8,098,531
Net (decrease) increase in net assets per share resulting from operations	$(0.06)	$0.13
Note 12. Distributions
Distributions from net investment income and capital gain distributions are determined in accordance with U.S. federal income tax regulations, which differ from U.S. GAAP.

Notes to Unaudited Consolidated Financial Statements
Subsequent to the Merger on October 1, 2022, Terra LLC has not made a distribution to Terra REIT. The following table reflects Terra BDC’s distributions for the six months ended June 30, 2022:

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
Note 13. Financial Highlights
The following is a schedule of financial highlights for Terra BDC:

Six Months Ended June 30, 2022
(Predecessor Basis)
Per share data:
Net asset value at beginning of period	$9.11
Results of operations (1):
Net investment income	0.15
Net change in unrealized depreciation on investments	(0.03)
Net change in unrealized depreciation on obligations under participation agreements (2)	—
Net realized gain on investments	0.01
Net increase in net assets resulting from operations	0.13
Stockholder distributions (3):
Distributions from return of capital	(0.21)
Distributions from net investment income	(0.02)
Net decrease in net assets resulting from stockholder distributions	(0.23)
Net asset value, end of period	$9.01
Shares outstanding at end of period	8,125,458
Total return (4)	1.38%

Ratio/Supplemental data:
Net assets, end of period	$73,207,698
Ratio of net investment income to average net assets (5)	4.79%
Ratio of operating expenses to average net assets (5) (6) (7)	17.70%
Portfolio turnover	29.08%
_______________
(1)The per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)The impact on net asset value was approximately $0.003.
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

Notes to Consolidated Financial Statements

(6)Excluding accrued incentive fees on capital gains, the ratio of operating expenses to average net assets was 16.19%,
(7)Excluding accrued incentive fees on capital gains, transaction costs and interest expense on debt, the ratio of operating expenses to average net assets was 9.42%.
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
•our dependence on Terra REIT Advisors or its affiliates and the availability of its senior management team and other personnel;
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
Prior to the Merger, Terra BDC was an investment company, as defined under United States generally accepted accounting principles (“U.S. GAAP”), and applied accounting and reporting guidance in accordance with the Financial Accounting Standards Board Accounting Standard Codification (“ASC”) Topic 946, Financial Services — Investment Companies (the “Predecessor Basis”). Terra LLC does not meet the requirements to be classified as an investment company, and as such, it is an operating company and reports its investments at historical cost (the “Successor Basis”).
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

In connection with the Merger, Terra LLC assumed the obligations of Terra BDC under the indenture of the unsecured notes payable as well as the credit agreement to provide for a delayed draw term loan of up to $25.0 million. Additionally, the Investment Advisory Agreement between Terra BDC and Terra Income Advisors and the Servicing Plan were terminated on October 1, 2022 and fees pursuant to such agreements are no longer payable. These advisory fees are now payable by our parent and sole managing member, Terra REIT, to its external manager, Terra REIT Advisors, pursuant to a management agreement, dated as of February 8, 2018, by and between Terra REIT and Terra REIT Advisors. We have entered into a cost sharing agreement with Terra REIT (the “Cost Sharing Agreement”) pursuant to which we are responsible for our allocable share of Terra REIT’s expenses, including fees paid by Terra REIT to its manager. Terra REIT’s investment objective is to provide attractive risk-adjusted returns to its stockholders, primarily through regular distributions. There can be no assurances that Terra REIT will be successful in meeting its investment objective.
Portfolio Summary
The following table provides a summary of our net loan portfolio as of:

	June 30, 2023			December 31, 2022
	Fixed Rate	Floating Rate (1)(2)	Total	Fixed Rate	Floating Rate (1)(2)	Total
Number of loans	4	2	6	6	3	9
Principal balance	$43,267,842	$42,271,673	$85,539,515	$61,913,795	$61,826,028	$123,739,823
Carrying value	$43,487,381	$38,320,827	$81,808,208	$62,781,893	$58,631,133	$121,413,026
Fair value	$43,273,776	$39,113,475	$82,387,251	$62,035,611	$58,244,737	$120,280,348
Weighted-average coupon rate	13.7%	16.4%	15.0%	14.1%	14.4%	14.2%
Weighted-average remaining term (years)	0.70	0.78	0.71	0.86	0.77	0.80
_______________
(1)These loans pay a coupon rate of London Interbank Offered Rate (“LIBOR”), Secured Overnight Financing Rate (“SOFR”), or forward-looking term rate based on SOFR (“Term SOFR”), as applicable, plus a fixed spread. Coupon rates shown were determined using LIBOR of 5.2% and average SOFR and Term SOFR of 5.1% as of June 30, 2023, and LIBOR of 4.4% and average SOFR of 4.1% as of December 31, 2022.
(2)As of both June 30, 2023 and December 31, 2022, two and three loans, respectively, were subject to a LIBOR, SOFR or Term SOFR floor, as applicable.

In addition to our loan portfolio, we owned a $10.0 million mezzanine loan and also participated in residual profit from the sale of the underlying real estate portfolio with the borrower. We accounted for the entire arrangement as equity investment in unconsolidated investment. In May 2023, we made a cash payment of $27.4 million and settled the $10.0 million mezzanine loan in exchange for an 80.0% equity interest in a joint venture that owns the real estate portfolio. We account for our equity interest in the joint venture as an equity method investment because we do not have a controlling financial interest in the entity. As of June 30, 2023 and December 31, 2022, equity investment in unconsolidated investment had a carrying value of $37.0 million and $10.0 million, respectively.
In the first quarter of 2023, we purchased $10.0 million of corporate bonds with a coupon rate of 6.125% that matured on May 15, 2023. We classified these bonds as held-to-maturity debt securities, as we had the intent and ability to hold these securities until maturity. These securities were fully redeemed at par on May 15, 2023.
Our portfolio is concentrated in a limited number of industries and borrowers, and, as a result, a downturn in any particular industry or borrower in which we are heavily invested may significantly impact the aggregate returns we realize. If an industry in which we are heavily invested suffers from adverse business or economic conditions, a material portion of our investment could be affected adversely, which, in turn, could adversely affect our financial position and results of operations. For example, as of June 30, 2023, our investments secured by office and infrastructure properties represented approximately 29.0% and 26.3%, respectively, of the carrying value of our total loan investments. In addition, as of June 30, 2023, we held only six loan investments and our largest loan investment represented approximately 29.0% of the carrying value of our total loan investments and our largest three loan investments represented approximately 78.4% of the carrying value of our total loan investments.

Net Loan Portfolio
    In assessing the performance of our loans, we believe it is appropriate to evaluate the loans on an economic basis, that is, gross loans net of obligations under participation agreements. The following table presents a reconciliation of our loan portfolio on a weighted average basis from gross to net:

	Three Months Ended June 30,
	2023		2022
	Successor Basis		Predecessor Basis
	Weighted Average Principal Amount	Weighted Average Coupon Rate	Weighted Average Principal Amount	Weighted Average Coupon Rate
Gross loan investments	$98,043,104	14.7%	$126,930,780	12.7%
Obligations under participation agreements	—	—%	(5,598,217)	8.3%
Net loan investments	$98,043,104	14.7%	$121,332,563	12.9%

	Six Months Ended June 30,
	2023		2022
	Successor Basis		Predecessor Basis
	Weighted Average Principal Amount	Weighted Average Coupon Rate	Weighted Average Principal Amount	Weighted Average Coupon Rate
Gross loan investments	$104,956,278	14.7%	$80,550,941	12.8%
Obligations under participation agreements	—	—%	(5,377,179)	8.3%
Net loan investments	$104,956,278	14.7%	$75,173,762	13.1%
Portfolio Investment Activity
For the three months ended June 30, 2023 and 2022, we invested $29.0 million and $4.5 million in new and add-on investments, and had $31.6 million and $20.3 million of repayments, resulting in net repayments of $2.6 million and $15.8 million, respectively.
For the six months ended June 30, 2023 and 2022, we invested $41.1 million and $45.5 million in new and add-on investments, and had $51.8 million and $35.7 million of repayments, resulting in net repayments of $10.7 million and net investments of $9.8 million, respectively.
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
Term Loan
In April 2021, we entered into a credit agreement (the “Credit Agreement”) with a lender to provide for a delayed draw term loan of $25.0 million (the “Term Loan”). The Term Loan bore interest at a rate equal to 5.625% and was scheduled to mature on April 9, 2025. On September 27, 2022, the Credit Agreement was amended to change the scheduled maturity date to July 1, 2023 and remove the make whole premium on voluntary prepayment of the loans as well as to provide consent to the consummation of the Merger and the assumption by Terra LLC of all of the obligations of Terra BDC under the Credit Agreement. On June 30, 2023, we amended the Credit Agreement to extend the scheduled maturity date to March 31, 2024 and increase the rate on which the Term Loan bears interest from a fixed rate of 5.625% per annum to a floating rate based on

SOFR plus 7.375% with a SOFR floor of 5.0%. In connection with the amendment, we made a $10.0 million repayment on the Term Loan. As of June 30, 2023, the Term Loan had an outstanding balance of $15.0 million.
Results of Operations
Operating results for the three and six months ended June 30, 2023 (Successor Basis) and three and six months ended June 30, 2022 (Predecessor Basis) were as follows:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023

Revenues
Interest income	$2,595,328	$5,527,232
Dividend and other income	31,900	37,475
	2,627,228	5,564,707
Operating expenses
Asset management and asset servicing fees paid to Terra REIT (1)	428,883	863,433
Operating expense reimbursement to Terra REIT (1)	406,480	712,360
Provision (reversal of provision) for credit losses	47,349	(67,988)
Professional fees	183,532	466,042
Insurance expense	21,072	83,191
General and administrative expenses	14,727	27,387
	1,102,043	2,084,425
Operating income	1,525,185	3,480,282
Other income and expenses
Unrealized gain on investments, net	5,829	5,829
Realized loss on investments, net	(12,512)	(12,512)
(Loss) income from equity investment in unconsolidated investment	(124,106)	190,907
Interest expense on unsecured notes payable	(960,049)	(1,912,198)
Interest expense on term loan	(355,468)	(707,031)
	(1,446,306)	(2,435,005)
Net income	$78,879	$1,045,277
_____________
(1)The fees were paid and expenses were reimbursed to Terra REIT pursuant to the Cost Sharing Agreement with Terra REIT.

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022

Investment income
Interest income	$4,078,288	$8,165,702
Dividend and other income	8,596	56,957
Total investment income	4,086,884	8,222,659
Operating expenses
Base management fees	670,327	1,292,145
Reversal of incentive fees on capital gains	(158,315)	(33,674)
Operating expense reimbursement to Adviser	316,859	617,049
Servicing fees	121,133	240,107
Interest expense on unsecured notes payable	766,499	1,531,038
Professional fees	234,104	589,408
Interest expense from obligations under participation agreements	140,315	261,882
Interest expense on term loan	410,777	682,281
Directors’ fees	27,126	57,252
Insurance expense	61,570	128,722
Transaction costs	1,145,880	1,145,880
General and administrative expenses	14,301	22,574
Total operating expenses	3,750,576	6,534,664
Net investment income before income taxes	336,308	1,687,995
Income tax expense	57,005	496,658
Net investment income	279,303	1,191,337
Net change in unrealized depreciation on investments	(828,675)	(251,088)
Net change in unrealized depreciation obligations under participation agreements	14,579	26,940
Net realized gain on investments	22,523	55,783
Net (decrease) increase in net assets resulting from operations	$(512,270)	$1,022,972
Interest Income
For the three and six months ended June 30, 2023, interest income was $2.6 million and $5.5 million, respectively, primarily consisting of contractual interest income of $2.8 million and $5.9 million and interest income on cash and held-to-maturity securities of $0.2 million and $0.4 million, respectively, partially offset by amortization of net purchase discount recognized in connection of the Merger of $0.4 million and $0.7 million, respectively. For the three and six months ended June 30, 2022, interest income was $4.1 million and $8.2 million, respectively, primarily consisting of contractual interest income of $3.8 million and $7.6 million and amortization of transaction fee income of $0.2 million and $0.6 million, respectively.
Dividend and Other Income
For the three and six months ended June 30, 2023, dividend and other income was $0.03 million and $0.04 million, respectively, primarily related to dividend income earned on our marketable securities. For the three and six months ended June 30, 2022, dividend and other income was $0.01 million and $0.06 million, respectively, primarily related administrative fees earned in connection with servicing our loans.
Base Management Fees
    Under the Investment Advisory Agreement, Terra BDC paid Terra Income Advisors a base management fee, which was calculated at an annual rate of 2.0% of our average gross assets. In connection with the Merger, the Investment Advisory Agreement was terminated and we entered into the Cost Sharing Agreement with Terra REIT.

    For the three and six months ended June 30, 2023, we paid asset management and asset servicing fees of $0.4 million and $0.9 million, respectively, to Terra REIT pursuant to the Cost Sharing Agreement. For the three and six months ended June 30, 2022, we paid base management fees of $0.7 million and$1.3 million, respectively, to Terra Income Advisors pursuant to the Investment Advisory Agreement.
Reversal of Incentive Fees on Capital Gains
Under the Investment Advisory Agreement, Terra BDC paid Terra Income Advisors an incentive fee on capital gains equaled to 20.0% of our net realized and unrealized capital gains. No incentive fees on capital gains were actually payable by Terra BDC with respect to unrealized gains` until those gains were realized. The Investment Advisory Agreement was terminated in connection with the Merger.
For the three and six months ended June 30, 2023, there were no incentive fees on capital gains because the Investment Advisory Agreement was terminated on October 1, 2022. For the three and six months ended June 30, 2022, we reversed previously recorded incentive fees on capital gains of $0.2 million and $0.03 million, respectively, as a result of a decline in the value of our investments.
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
    For the three and six months ended June 30, 2023, we reimbursed Terra REIT $0.4 million and $0.7 million, respectively, for operating expense incurred on our behalf pursuant to the Cost Sharing Agreement. For the three and six months ended June 30, 2022, we reimbursed Terra Income Advisors $0.3 million and $0.6 million, respectively, for operating expenses incurred on our behalf, pursuant to the Investment Advisory Agreement.
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
For the three and six months ended June 30, 2023, there were no servicing fees. For the three and six months ended June 30, 2022, serving fees were $0.1 million and $0.2 million, respectively.
Reversal of Provision for Credit Losses
On January 1, 2023, we adopted the provisions of Accounting Standards Update (“ASU”) 2016-13, Financial Instruments— Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires entities to recognize credit losses on financial instruments based on an estimate of current expected credit losses. Prior to the adoption of ASU 2016-13 and the Merger on October 2022, we followed investment company accounting and did not provide for allowance for credit losses.
For the three months ended June 30, 2023, we recorded a provision for credit losses of $0.05 million, primarily due to the maturity of a loan being extended, and an overall weakening in macroeconomic forecasts during the period. For the six months ended June 30, 2023, we reversed previously accrued provision for credit losses of $0.1 million due to an improvement in macroeconomic forecasts during the period. For the three and six months ended June 30, 2022, there was no provision for credit losses as we followed investment company accounting during that period.
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
For the three months ended June 30, 2023 and 2022, interest expense on unsecured notes payable was $1.0 million and $0.8 million, respectively. For the six months ended June 30, 2023 and 2022, interest expense on unsecured notes payable was $1.9 million and $1.5 million, respectively. The increase in interest expense on unsecured notes payable for the three and six months ended June 30, 2023 as compared to the same periods in 2022 was due to amortization of purchase discount recognized in connection with the Merger.
Professional Fees
For the three and six months ended June 30, 2023, professional fees were $0.2 million and $0.5 million, respectively, and for the three and six months ended June 30, 2022, professional fees were $0.2 million and $0.6 million, respectively, all of which were related to accounting and legal fees incurred in the normal course of business.
Interest Expense on Term Loan
In April 2021, Terra BDC entered into the Credit Agreement with a lender to provide for a delayed draw term loan of $25.0 million. The Term Loan carried interest at a rate equal to 5.625% and was scheduled to mature on April 9, 2025. We also pay, with respect to any unused portion of the Term Loan, a commitment fee of 0.75% per annum. On September 27, 2022, the Credit Agreement was amended to change the scheduled maturity date to July 1, 2023 and remove the make whole premium on voluntary prepayment of the loans as well as to provide consent to the consummation of the Merger and the assumption by Terra LLC of all of the obligations of Terra BDC under the Credit Agreement effective October 1, 2022. On June 30, 2023, we amended the Credit Agreement to extend the scheduled maturity date to March 31, 2024 and increase the rate on which the Term Loan bears interest from a fixed rate of 5.625% per annum to a floating rate based on SOFR plus 7.375% with a SOFR floor of 5.0%. In connection with the amendment, we made a $10.0 million repayment on the Term Loan. As of June 30, 2023, the amount outstanding under the Term Loan was $15.0 million.
For the three and six months ended June 30, 2023, interest expense on the Term Loan was $0.4 million and $0.7 million, respectively, and for the three and six months ended June 30, 2022, interest expense on the Term Loan was $0.4 million and $0.7 million, respectively, and remained substantially the same for each comparable period.
Interest Expense From Obligations Under Participation Agreements
For the three and six months ended June 30, 2023, there was no interest expense from obligations under participation agreements as the related obligation under participation agreements was extinguished in connection with the Merger. For the three and six months ended June 30, 2022, interest expense from obligations under participation agreements was $0.1 million and $0.3 million, respectively.
Directors’ Fees
For the three and six months ended June 30, 2023, there were no directors' fees as we do not have a board of directors. Our sole and managing member, Terra REIT, has been responsible for paying directors' fees to its directors. Prior to the Merger and for the three and six months ended June 30, 2022, directors' fees were $0.03 million and $0.06 million, respectively.
Transaction Costs
For the three and six months ended June 30, 2023, there were no transaction costs incurred. For both the three and six months ended June 30, 2022, transaction costs were $1.1 million, related to transaction costs incurred in connection with the Merger.
Income Tax Expense
During the third quarter of 2021, Terra BDC formed a taxable REIT subsidiary (“TRS”) to hold two credit facilities. Subsequent to the Merger on October 1, 2022, the TRS became a qualified REIT subsidiary of Terra LLC.
For the three and six months ended June 30, 2023, there was no provision for income tax as a TRS is not utilized subsequent to the Merger. For the three and six months ended June 30, 2022, pre-tax income attributable to the TRS was $0.2 million and $1.6 million, respectively. Based on the effective income tax rate of 29.4% and 30.3%, the provision for income tax for the TRS was $0.1 million and $0.5 million, respectively.

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
For the three and six months ended June 30, 2023, we did not record any unrealized appreciation or depreciation on investments because investments were reported at carrying value subsequent to the Merger (Successor Basis).
For the three and six months ended June 30, 2022, we recorded depreciation on investments of $0.8 million and $0.3 million, respectively, in connection with the early repayment of two loans, at which time we reversed the previously recorded unrealized gain on investments.
Realized Gain (Loss) on Investments
For both the three and six months ended June 30, 2023, we recognized realized loss on investments of $0.01 million, related to the redemption of the held-to-maturity debt securities.
For the three and six months ended June 30, 2022, we sold marketable securities and recognized a net gain on investments of $0.02 million and $0.06 million, respectively.
Net Income
For the three and six months ended June 30, 2023, the resulting net income was $0.1 million and $1.0 million, respectively.
Net (Decrease) Increase in Net Assets Resulting from Operations
For the three and six months ended June 30, 2022, we recorded a net (decrease) increase in net assets resulting from operations of $(0.5) million and $1.0 million, respectively. Based on the weighted average shares of common stock outstanding, our per share net (decrease) increase in net assets resulting from operations was $(0.06) and $0.13, respectively.
Financial Condition, Liquidity and Capital Resources
    We currently generate cash primarily from cash flows from interest, dividends and fees earned from our investments and principal repayments and proceeds from sales of our investments. Our primary use of cash is for our targeted investments and payments of our expenses.
    We may borrow funds to make investments to the extent we determine that leveraging our portfolio would be appropriate. In February 2021, Terra BDC issued $38.4 million in aggregate principal amount of 7.00% fixed-rate notes due 2026, for net proceeds of $37.2 million after deducting underwriting commissions of $1.2 million. On October 1, 2022 in connection with the Merger, Terra BDC, Terra LLC and U.S. Bank National Association entered into a second supplemental indenture pursuant to which Terra LLC assumed the payment of the notes and the performance of every covenant of the indenture, to be performed or observed by Terra BDC. In April 2021, Terra BDC entered into a Credit Agreement with a lender to provide for a delayed draw term loan of $25.0 million. The Term Loan bore interest at a rate equal to 5.625% and was scheduled to mature on April 9, 2025. On September 27, 2022, the Credit Agreement was amended to change the scheduled maturity date to July 1, 2023 and remove the make whole premium on voluntary prepayment of the loans as well as to provide consent to the consummation of the Merger and the assumption by Terra LLC of all of the obligations of Terra BDC under the Credit Agreement. On June 30, 2023, we amended the Credit Agreement to extend the scheduled maturity date to March 31, 2024 and increase the rate on which the Term Loan bears interest from a fixed rate of 5.625% per annum to a floating rate based on SOFR plus 7.375% with a SOFR floor of 5.0%. In connection with the amendment, we made a $10.0 million repayment on the Term Loan. As of June 30, 2023, the amount outstanding under the Term Loan was $15.0 million.
Certain of our loans provide for commitments to fund the borrower at a future date. As of June 30, 2023, we had two loans with total funding commitments of $36.8 million, of which we funded $34.9 million. We expect to fund $1.8 million of the unfunded commitments to borrowers during the next twelve months.

Cash Flows for the Six Months Ended June 30, 2023 (Successor Basis)
Operating Activities — For the six months ended June 30, 2023, cash provided by operating activities was $1.5 million.
Investing Activities — For the six months ended June 30, 2023, cash provided by investing activities was $10.6 million, primarily related to proceeds from repayment of loans of $41.8 million and proceeds from sale of held-to-maturity debt securities of $10.0 million, partially offset by purchase of equity interest in unconsolidated investment of $27.4 million, purchase of held-to-maturity debt securities of $10.0 million and payments for origination and purchase of loans of $3.3 million.
Financing Activities — For the six months ended June 30, 2023, cash used in financing activities was $10.2 million, primarily due to the repayments of borrowings under term loan payable of $10.0 million and payment for financing cost of $0.2 million.
Cash Flows for the Six Months Ended June 30, 2022 (Predecessor Basis)
    Operating Activities — For the six months ended June 30, 2022, net cash used in operating activities was $12.1 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, repayments and sales of portfolio investments, among other factors. Cash flows used in operating activities for the six months ended June 30, 2022 were primarily related to purchases of investments of $45.5 million, partially offset by repayments and proceeds from sale of investments of $35.7 million and cash generated from operations of $2.3 million.
    Financing Activities — For the six months ended June 30, 2022, net cash provided by financing activities was $19.6 million, primarily related to proceeds from borrowings under the Term Loan of $20.0 million and proceeds from obligations under participation agreements of $1.0 million, partially offset by distributions paid to stockholders of $1.4 million.
Critical Accounting Policies and Use of Estimates
Our consolidated financial statements are prepared in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. In preparing the consolidated financial statements, management has utilized available information, including industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. As we execute our expected operating plans, we will describe additional critical accounting policies in the notes to our future consolidated financial statements in addition to those discussed below.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
    As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
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
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
    Not applicable.

Item 6.  Exhibits.
    The following exhibits are filed with this report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description and Method of Filing

10.1*	Waiver and Amendment No. 2 to Credit Agreement, dated June 30, 2023, among Terra Income Fund 6, LLC, Eagle Point Credit Management, LLC, and the Lenders party thereto.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File Included as Exhibit 101 (embedded within the Inline XBRL document)
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 11, 2023

TERRA INCOME FUND 6, LLC
By: Terra Property Trust, Inc., its sole member

By:	/s/ Vikram S. Uppal
Vikram S. Uppal
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Gregory M. Pinkus
Gregory M. Pinkus
Chief Financial Officer, Chief Operating Officer,
Treasurer and Secretary
(Principal Financial and Accounting Officer)