Form 10-Q
period 2023-09-30
Terra Income Fund 6, LLC
filed 2023-11-14
CIK 1577134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2023

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Terra Income Fund 6, LLC
Consolidated Balance Sheets (Successor Basis)

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Cash and cash equivalents	$7,967,175	$6,524,596
Restricted cash	1,000,000	215,357
Loans held for investment, net of allowance for credit losses of $526,665 and none	59,888,924	79,082,650
Loans held for investment acquired through participation, net of allowance for credit losses of $5,707,343 and $3,937,050	21,386,101	42,330,376
Equity investment in unconsolidated investment	36,136,007	10,013,691
Marketable securities	548,486	—
Interest receivable	1,206,207	1,441,044
Prepaid expenses and other assets	473,517	177,240
Total assets	$128,606,417	$139,784,954
Liabilities and Equity
Liabilities:
Unsecured notes payable, net of purchase discount	34,908,585	34,042,904
Term loan payable, net of deferred financing cost	14,898,434	25,000,000
Interest reserve and other deposits held on investments	1,000,000	215,357
Accrued expenses	82,927	582,816
Other liabilities	48,406	252,045
Total liabilities	50,938,352	60,093,122
Commitments and contingencies (See Note 7)
Equity:
Managing member	77,668,065	79,691,832
Total equity	77,668,065	79,691,832
Total liabilities and equity	$128,606,417	$139,784,954

See notes to unaudited consolidated financial statements.

Terra Income Fund 6, LLC
Consolidated Statement of Operations (Successor Basis)
(Unaudited)

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Revenues
Interest income	$2,321,378	$7,848,610
Dividend and other income	19,162	56,637
	2,340,540	7,905,247
Operating expenses
Asset management and asset servicing fees paid to Terra REIT (1)	408,726	1,272,159
Operating expense reimbursement to Terra REIT (1)	395,041	1,107,401
Provision for credit losses	1,710,516	1,642,528
Professional fees	152,868	618,910
Insurance expense	21,072	104,263
General and administrative	32,238	59,625
	2,720,461	4,804,886
Operating (loss) income	(379,921)	3,100,361
Other income and expenses
Unrealized gain on investments, net	16,790	22,619
Realized loss on investments, net	—	(12,512)
Loss from equity investment in unconsolidated investment	(543,934)	(353,027)
Interest expense on unsecured notes payable	(968,170)	(2,880,368)
Interest expense on term loan	(532,387)	(1,239,418)
	(2,027,701)	(4,462,706)
Net loss	$(2,407,622)	$(1,362,345)
______________
(1)The fees were paid, and expenses were reimbursed, to Terra Property Trust, Inc. (“Terra REIT”) pursuant to a cost sharing agreement with Terra REIT (Note 5).

See notes to unaudited consolidated financial statements.

Terra Income Fund 6, LLC
Consolidated Statement of Operations (Predecessor Basis)
(Unaudited)

	Three months ended September 30, 2022	Nine Months Ended September 30, 2022

Investment income
Interest income	$3,483,242	$11,648,944
Dividend and other income	5,864	62,821
Total investment income	3,489,106	11,711,765
Operating expenses
Base management fees	672,685	1,964,830
Reversal of incentive fees on capital gains (1)	(68,486)	(102,160)
Operating expense reimbursement to Adviser (Note 5)	329,885	946,934
Servicing fees (Note 2, Note 5)	(361,611)	(121,504)
Interest expense on unsecured notes payable	768,500	2,299,538
Professional fees	550,367	1,139,775
Interest expense from obligations under participation agreements (Note 5)	171,740	433,622
Interest expense on term loan	419,516	1,101,797
Directors’ fees	27,126	84,378
Insurance expense	61,571	190,293
Transaction costs	313,882	1,459,762
General and administrative expenses	54,051	76,625
Total operating expenses	2,939,226	9,473,890
Net investment income before income taxes	549,880	2,237,875
Income tax expense	109,129	605,787
Net investment income	440,751	1,632,088
Net change in unrealized depreciation on investments	(3,193,123)	(3,444,211)
Net change in unrealized depreciation on obligations under participation agreements	15,188	42,128
Net realized gain on investments	—	55,783
Net decrease in net assets resulting from operations	$(2,737,184)	$(1,714,212)

Per common share data:
Net investment income per share	$0.05	$0.20
Net decrease in net assets resulting from operations per share	$(0.34)	$(0.21)
Weighted average common shares outstanding	8,133,695	8,110,351
_______________
(1)For the three and nine months ended September 30, 2022, the Company reversed previously accrued incentive fees on capital gains of $68,486 and $102,160, respectively. Incentive fees on capital gains were based on 20% of net realized and unrealized capital gains. No incentive fees on capital gains were actually payable by the Company with respect to unrealized gains unless and until those gains were realized.
See notes to unaudited consolidated financial statements.

Terra Income Fund 6, LLC
Consolidated Statement of Changes in Member’s Capital (Successor Basis)
(Unaudited)

	Managing Member	Total
Balance, January 1, 2023	$79,691,832	$79,691,832
Cumulative effect of adoption of credit loss accounting standard effective January 1, 2023 (Note 2)	(661,422)	(661,422)
Net income	966,398	966,398
Balance, March 31, 2023	79,996,808	79,996,808
Net income	78,879	78,879
Balance, June 30, 2023	80,075,687	80,075,687
Net loss	(2,407,622)	(2,407,622)
Balance, September 30, 2023	$77,668,065	$77,668,065

See notes to unaudited consolidated financial statements.

Terra Income Fund 6, LLC
Consolidated Statement of Changes in Net Assets (Predecessor Basis)
(Unaudited)

	Three Months Ended September 30, 2022	Nine months ended September 30, 2022
Operations
Net investment income	$440,751	$1,632,088
Net change in unrealized depreciation on investments	(3,193,123)	(3,444,211)
Net change in unrealized depreciation on obligations under participation agreements	15,188	42,128
Net realized gain on investments	—	55,783
Net decrease in net assets resulting from operations	(2,737,184)	(1,714,212)
Stockholder distributions
Distributions from return of capital	—	(789,506)
Distributions from net investment income	(932,777)	(1,970,476)
Net decrease in net assets resulting from stockholder distributions	(932,777)	(2,759,982)
Capital share transactions
Reinvestment of stockholder distributions	216,344	641,631
Net increase in net assets resulting from capital share transactions	216,344	641,631
Net decrease in net assets	(3,453,617)	(3,832,563)
Net assets, at beginning of period	73,207,698	73,586,644
Net assets, at end of period	$69,754,081	$69,754,081

Capital share activity
Shares outstanding, at beginning of period	8,125,458	8,078,627
Shares issued from reinvestment of stockholder distributions	23,853	70,684
Shares outstanding, at end of period	8,149,311	8,149,311

See notes to unaudited consolidated financial statements.

Terra Income Fund 6, LLC
Consolidated Statement of Cash Flows (Successor Basis)
(Unaudited)

Nine Months Ended September 30, 2023

Cash flows from operating activities:
Net loss	$(1,362,345)
Adjustments to reconcile net income from operations to net cash used in operating activities:
Provision for credit losses	1,642,528
Amortization of premiums and discounts on investments	909,717
Amortization and accretion of investment-related fees, net	(281,094)
Amortization of discount on debt	865,681
Amortization of deferred financing costs	48,434
Loss from equity investment in unconsolidated investments	880,026
Realized loss on investments, net	12,512
Unrealized gain on investments, net	(22,619)
Changes in operating assets and liabilities:
Decrease in interest receivable	234,837
Increase in prepaid expenses and other assets	(296,277)
Increase in interest reserve and other deposits held on investments	784,643
Decrease in accrued expenses	(499,889)
Decrease in other liabilities	(210,631)
Net cash provided by operating activities	2,705,523
Cash flows from investing activities:
Repayment of loans	41,777,390
Purchase of equity interest in unconsolidated investment	(27,354,342)
Purchase of held-to-maturity debt securities	(10,012,512)
Proceeds from redemption of held-to-maturity debt securities	10,000,000
Origination and purchase of loans	(4,564,970)
Purchase of marketable securities	(525,867)
Distributions received from equity investment in unconsolidated investments	352,000
Net cash provided by investing activities	9,671,699
Cash flows from financing activities:
Repayments of borrowings under term loan payable	(10,000,000)
Payment of financing costs	(150,000)
Net cash used in financing activities	(10,150,000)
Net increase in cash, cash equivalents and restricted cash	2,227,222
Cash, cash equivalents and restricted cash, at beginning of period	6,739,953
Cash, cash equivalents and restricted cash, at end of period (Note 2)	$8,967,175

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,254,105
Income taxes paid	$277,647

Supplemental non-cash information:
Settlement of a mezzanine loan accounted for as an equity investment in exchange for equity interest in a joint venture that owns real estate (Note 3)	$10,149,642
See notes to unaudited consolidated financial statements.

Terra Income Fund 6, LLC
Consolidated Statement of Cash Flows (Predecessor Basis)
(Unaudited)

Nine Months Ended September 30, 2022

Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(1,714,212)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized depreciation on investments	3,444,211
Net change in unrealized depreciation on obligations under participation agreements	(42,128)
Net realized gain on investments	(55,783)
Amortization and accretion of investment-related fees, net	(731,252)
Amortization of discount on debt issuance	273,293
Amortization of deferred financing costs	182,974
Purchases of investments	(48,077,115)
Repayments and proceeds from sale of investments	42,927,659
Changes in operating assets and liabilities:
Decrease in interest receivable	83,407
Decrease in prepaid expenses and other assets	259,480
Increase in interest reserve and other deposits held on investments	35,996
Decrease in due to related party	(3,108,922)
Decrease in due to Adviser, net	(160,499)
Increase in accrued expenses	89,187
Increase in interest payable from obligations under participation agreements	53,186
Decrease in other liabilities	(378,215)
Net cash used in operating activities	(6,918,733)
Cash flows from financing activities:
Proceeds from borrowings under term loan payable	19,937,500
Payments of stockholder distributions	(2,118,351)
Proceeds from obligations under participation agreements	1,225,275
Net cash provided by financing activities	19,044,424
Net increase in cash, cash equivalents and restricted cash	12,125,691
Cash, cash equivalents and restricted cash, at beginning of period	12,456,874
Cash, cash equivalents and restricted cash, at end of period (Note 2)	$24,582,565

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,229,592
Income taxes paid	$626,413
Supplemental non-cash information:
Reinvestment of stockholder distributions	$641,631
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and include the accounts of the Company and its consolidated subsidiaries. The accompanying interim consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X. Prior to the Merger, Terra BDC operated as and met the criteria of an investment company, as defined under U.S. GAAP, and applied accounting and reporting guidance in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 946, Financial Services — Investment Companies (the “Predecessor Basis”). As a result of the Merger, Terra LLC has not met the requirements to be classified as an investment company since October 1, 2022. As such, Terra LLC is an operating company and reports its investments at historical cost (the “Successor Basis”). The consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the results of operations and financial condition as of and for the periods presented. The interim consolidated financial statements for the three and nine months ended September 30, 2022, reflect Terra BDC’s financial results as an

Notes to Unaudited Consolidated Financial Statements
investment company. The consolidated financial statements as of September 30, 2023 and December 31, 2022, and for the three and nine months ended September 30, 2023, reflect Terra LLC’s financial results as an operating company.
Consolidation
As provided under Regulation S-X and ASC Topic 946, the Terra BDC generally did not consolidate its investment in a company other than an investment company or controlled operating company whose business consists of providing services to Terra BDC. Accordingly, Terra BDC consolidated the accounts of its wholly-owned subsidiaries that meet the aforementioned criteria in its consolidated financial statements as of September 30, 2022.
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
    The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s consolidated balance sheets to the total amount shown in its statements of cash flows:

	September 30, 2023	September 30, 2022
Cash and cash equivalents	$7,967,175	$24,321,951
Restricted cash	1,000,000	260,614
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$8,967,175	$24,582,565
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
Terra BDC held certain portfolio company investments through consolidated taxable REIT subsidiaries (“TRSs”). Such subsidiaries may be subject to U.S. federal and state corporate-level income taxes. These consolidated subsidiaries recognized deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between the tax basis of certain assets and liabilities and the reported amounts included in the accompanying consolidated statements of assets and liabilities using the applicable statutory tax rates in effect for the year in which any such temporary differences are expected to reverse. In connection with the Merger on October 1, 2022, Terra BDC’s TRS became a qualified REIT subsidiary of Terra REIT.
Terra BDC did not have any uncertain tax positions that met the recognition or measurement criteria under accounting for income taxes, nor did Terra BDC have any unrecognized tax benefits as of the periods presented herein. Terra BDC recognized interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its statements of operations. For the

Notes to Unaudited Consolidated Financial Statements
nine months ended September 30, 2022, Terra BDC did not incur any interest or penalties. Terra BDC’s 2020-2022 federal tax years remain subject to examination by the Internal Revenue Service and the state department of revenue.
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
London Interbank Offered Rate (“LIBOR”) is a benchmark interest rate referenced in a variety of agreements that are used by all types of entities. In July 2017, the U.K. Financial Conduct Authority, which regulates the LIBOR administrator, ICE Benchmark Administration Limited (“IBA”), announced that it would cease to compel banks to participate in setting LIBOR as a benchmark by the end of 2021, which was subsequently delayed to June 30, 2023. In March 2020, the FASB issued ASU. 2020-04, Reference Rate Reform (Topic 848) — Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition (“ASU 2021-01”). As of September 30, 2023, all of the Company’s floating rate loans and related financings have transitioned to the applicable replacement benchmark rate, or reference a benchmark rate that is not expected to be replaced.
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
Note 3. Loans Held for Investment
The Company elected the practical expedient under ASC 326 to exclude accrued interest from amortized cost. As of September 30, 2023 and December 31, 2022, accrued interest receivable of $1.2 million and $1.4 million, respectively, is included in interest receivable on the consolidated balance sheets, and is excluded from the amortized cost of loans held for investment.

Notes to Unaudited Consolidated Financial Statements
Portfolio Summary
The following table provides a summary of the Company’s loan portfolio:

	September 30, 2023			December 31, 2022
	Fixed Rate	Floating Rate (1)(3)	Total	Fixed Rate	Floating Rate (2)(3)	Total
Number of loans	4	2	6	6	3	9
Principal balance	$43,771,242	$43,076,673	$86,847,915	$61,913,795	$61,826,028	$123,739,823
Carrying value	$43,925,195	$37,349,830	$81,275,025	$62,781,893	$58,631,133	$121,413,026
Fair value	$43,698,400	$39,886,083	$83,584,483	$62,035,611	$58,244,737	$120,280,348
Weighted-average coupon rate	13.7%	16.5%	15.1%	14.1%	14.4%	14.2%
Weighted-average remaining term (years)	0.96	0.67	0.77	0.86	0.77	0.80
_______________
(1)As of September 30, 2023, these loans pay a coupon rate of Secured Overnight Financing Rate (“SOFR”) or forward-looking term rate based on SOFR (“Term SOFR”), as applicable, plus a fixed spread. Coupon rates shown were determined using average SOFR and Term SOFR of 5.3%.
(2)As of December 31, 2022, these loans paid a coupon rate of LIBOR or average SOFR, as applicable, plus a fixed spread. Coupon rates shown were determined using LIBOR of 4.4% and average SOFR of 4.1%.
(3)As of September 30, 2023 and December 31, 2022, two and three loans, respectively, were subject to a LIBOR, SOFR or Term SOFR floor, as applicable.
Lending Activities
The following table presents the activities of the Company’s loan portfolio for the nine months ended September 30, 2023:

	Loans Held for Investment	Loans Held for Investment through Participation Interests	Total
Balance, January 1, 2023	$79,082,650	$42,330,376	$121,413,026
Cumulative effect of adoption of credit loss accounting standard effective January 1, 2023 (Note 2)	(593,040)	—	(593,040)
New loans made	3,621,008	943,962	4,564,970
Principal repayments received	(21,655,810)	(20,121,580)	(41,777,390)
Net amortization of premiums on loans	(828,306)	(81,411)	(909,717)
Accrual, payment and accretion of investment-related fees and other, net	196,047	85,047	281,094
Reversal of (provision for) credit losses	66,375	(1,770,293)	(1,703,918)
Balance, September 30, 2023	$59,888,924	$21,386,101	$81,275,025

Notes to Unaudited Consolidated Financial Statements
Portfolio Information
    The tables below detail the types of loans in the Company’s loan portfolio, as well as the property type and geographic location of the properties securing these loans:

	September 30, 2023			December 31, 2022
Loan Structure	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
Preferred equity investments	$62,597,915	$63,115,965	77.7%	$58,823,211	$59,521,319	49.0%
First mortgages	21,250,000	21,462,498	26.4%	41,970,028	42,800,010	35.3%
Mezzanine loans	3,000,000	2,930,570	3.6%	6,282,208	6,231,399	5.1%
Credit facility	—	—	—%	16,664,376	16,797,348	13.8%
Allowance for credit losses	—	(6,234,008)	(7.7)%	—	(3,937,050)	(3.2)%
Total	$86,847,915	$81,275,025	100.0%	$123,739,823	$121,413,026	100.0%

	September 30, 2023			December 31, 2022
Property Type	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
Office	$24,509,377	$24,509,380	30.2%	$23,655,377	$23,655,377	19.5%
Infrastructure	21,250,000	21,462,498	26.4%	21,250,000	21,705,029	17.9%
Multifamily	19,521,242	19,777,378	24.3%	17,717,211	18,048,117	14.9%
Mixed use	18,567,296	18,829,207	23.2%	41,452,859	42,227,836	34.7%
Student housing	3,000,000	2,930,570	3.6%	3,000,000	2,916,369	2.4%
Industrial	—	—	—%	16,664,376	16,797,348	13.8%
Allowance for credit losses	—	(6,234,008)	(7.7)%	—	(3,937,050)	(3.2)%
Total	$86,847,915	$81,275,025	100.0%	$123,739,823	$121,413,026	100.0%

	September 30, 2023			December 31, 2022
Geographic Location	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
United States
New York	$27,093,441	$27,093,444	33.3%	$29,437,256	$29,470,078	24.3%
Utah	21,250,000	21,462,498	26.4%	21,250,000	21,705,029	17.9%
California	21,567,296	21,759,777	26.8%	37,114,999	37,531,542	30.8%
Georgia	16,937,178	17,193,314	21.2%	15,217,540	15,548,446	12.8%
North Carolina	—	—	—%	20,720,028	21,094,981	17.4%
Allowance for credit losses	—	(6,234,008)	(7.7)%	—	(3,937,050)	(3.2)%
Total	$86,847,915	$81,275,025	100.0%	$123,739,823	$121,413,026	100.0%
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

Notes to Unaudited Consolidated Financial Statements
The following table presents the activity in allowance for credit losses for funded loans:

	Nine Months Ended September 30,
	2023	2022
	Successor Basis	Predecessor Basis
Allowance for credit losses, beginning of period	$3,937,050	$—
Cumulative effect of adoption of ASU 2016-13 effective January 1, 2023 (Note 2)	593,040	—
Provision for credit losses	1,703,918	—
Charge-offs	—	—
Recoveries	—	—
Allowance for credit losses, end of period	$6,234,008	$—
Certain of the Company’s loans contain provisions for future fundings, which are subject to the borrower meeting certain performance-related metrics that are monitored by the Company. These unfunded commitments amounted to approximately $1.2 million and $5.9 million as of September 30, 2023 and December 31, 2022, respectively.
The following table presents the activity in the liability for credit losses on unfunded commitments:

Nine Months Ended September 30, 2023

Liability for credit losses on unfunded commitments, beginning of period	$—
Cumulative effect of credit loss accounting standard effective January 1, 2023 (Note 2)	68,382
Reversal of provision for credit losses	(61,390)
Liability for credit losses on unfunded commitments, end of period	$6,992
The allowance for credit losses for unfunded commitments is included in other liabilities on the consolidated balance sheets.
Accrued Interest Receivable
The Company elected not to measure a CECL reserve on accrued interest receivable due to the Company’s policy of writing off uncollectible accrued interest receivable balances in a timely matter. If the Company determines it has uncollectible accrued interest receivable, it generally would reverse the accrued and unpaid interest against interest income and no longer accrue interest. For the three and nine months ended September 30, 2023 and 2022, the Company did not reverse any interest income accrual because all accrued interest income was deemed collectible. As of both September 30, 2023 and December 31, 2022, the Company had two loans that were in default, and suspended interest income accrual of $1.1 million and $3.1 million for the three and nine months ended September 30, 2023, respectively, because recovery of such income was doubtful. As of September 30, 2023 and December 31, 2022, there was no outstanding interest receivable on these loans.
Non-Performing Loans
As discussed in Note 2, for loans that are considered non-performing, the Company removes them from the industry loss rate approach and analyzes them separately. As of both September 30, 2023 and December 31, 2022, the Company had two non-performing loans with total carrying value of $27.1 million and $26.2 million, respectively. The allowance for credit losses for these non-performing loans were $3.9 million as of both September 30, 2023 and December 31, 2022.
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

Notes to Unaudited Consolidated Financial Statements

Risk Rating	Description
1	Very low risk
2	Low risk
3	Moderate/average risk
4	Higher risk
5	Highest risk
     The following table presents the amortized cost of the Company's loan portfolio by year of origination and loan risk rating as of September 30, 2023:

	September 30, 2023
Loan Risk Rating	Number of Loans	Amortized Cost	% of Total	Amortized Cost by Year Originated
				2023	2022	2021	2020	2019	Prior
1	—	$—	—%	$—	$—	$—	$—	$—	$—
2	—	—	—%	—	—	—	—	—	—
3	4	60,415,594	69.0%	—	18,829,210	38,655,814	—	—	2,930,570
4	—	—	—%	—		—	—	—	—
5	—	—	—%	—	—	—	—	—	—
Non-performing	2	27,093,439	31.0%	—	—	—	—	—	27,093,439
	6	87,509,033	100.0%	$—	$18,829,210	$38,655,814	$—	$—	$30,024,009
Allowance for credit losses		(6,234,008)
Total, net of allowance for credit losses		$81,275,025
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
Equity Investment in Unconsolidated Investment
On December 28, 2022, the Company originated a $10.0 million mezzanine loan to a borrower to finance the acquisition of a real estate portfolio. Additionally, the Company entered into a residual profit-sharing agreement with the borrower in which the borrower would pay the Company an additional amount of 35.0% of remaining net cash flow from the sale of the real estate portfolio. The Company accounted for the entire arrangement as equity investment in unconsolidated investment. In May 2023, the Company made a cash payment of $27.4 million and settled the $10.0 million mezzanine loan in exchange for an 80.0% equity interest in a joint venture that owns the real estate portfolio. The Company accounts for its equity interest in the joint venture as an equity method investment because the Company does not have a controlling financial interest in the entity. As of

Notes to Unaudited Consolidated Financial Statements
September 30, 2023 and December 31, 2022, equity investment in unconsolidated investment had a carrying value of $36.1 million and $10.0 million, respectively. For the three and nine months ended September 30, 2023, the Company recorded net equity loss from equity investment in unconsolidated investment of $0.5 million and $0.4 million, respectively, and received distribution from equity investment in unconsolidated investment of $0.4 million and $0.9 million respectively.
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
As of September 30, 2023 and December 31, 2022, the Company had not elected the fair value option for its financial instruments, including loans held for investment, loans held for investment acquired through participation, term loan payable and unsecured notes payable. Such financial instruments are carried at cost, less impairment or less net deferred costs, where applicable. Held-to-maturity debt securities are financial instruments that are reported at amortized cost.
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

Notes to Unaudited Consolidated Financial Statements
As of December 31, 2022, the Company did not own financial instruments that were carried at fair value. The following table presents fair value measurements of financial instruments that were carried at fair value, by major class, as of September 30, 2023, according to the fair value hierarchy:

	September 30, 2023
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Marketable securities - debt securities	$548,486	$—	$—	$548,486
Total	$548,486	$—	$—	$548,486
    The following table presents the activities of the marketable securities for the periods presented.

	Nine Months Ended September 30,
	2023	2022
Beginning balance	$—	$—
Purchases	525,867	—
Unrealized gain on marketable securities	22,619	—
Ending balance	$548,486	$—
Financial Instruments Not Carried at Fair Value
The following table presents the carrying value and estimated fair value of the Company’s financial instruments that are not carried at fair value on the consolidated balance sheets as of:

		September 30, 2023			December 31, 2022
		(Successor Basis)
	Level	Principal Balance	Carrying Value	Fair Value	Principal Balance	Carrying Value	Fair Value
Investments:
Loans held for investment	3	$59,754,474	$60,415,589	$60,436,247	$77,638,191	$79,082,650	$78,011,106
Loans held for investment acquired through participation	3	27,093,441	27,093,444	23,148,236	46,101,632	46,267,426	42,269,242
Allowance for credit losses		—	(6,234,008)	—	—	(3,937,050)	—
Total loans		86,847,915	81,275,025	83,584,483	123,739,823	121,413,026	120,280,348
Liabilities:
Unsecured notes payable (1)(2)	1	$38,375,000	$34,908,585	$36,241,350	$38,375,000	$34,042,904	$35,381,748
Term loan payable (3)(4)	3	15,000,000	14,898,434	15,000,000	25,000,000	25,000,000	25,000,000
		$53,375,000	$49,807,019	$51,241,350	$63,375,000	$59,042,904	$60,381,748
_______________
(1)Carrying value is net of unamortized purchase discount of $3.5 million and $4.3 million as of September 30, 2023 and December 31, 2022, respectively.
(2)Valuation falls under Level 1 of the fair value hierarchy, which is based on the trading price of $23.61 and $23.05 as of the close of business day on September 30, 2023 and December 31, 2022, respectively.
(3)Carrying value is net of unamortized discount of $0.1 million as of September 30, 2023.
(4)Valuation falls under Level 3 of the fair value hierarchy, which is based on a discounted cash flow model with a discount rate of 12.71% and 5.625%, as of September 30, 2023 and December 31, 2022, respectively
Valuation Methodology
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

Notes to Unaudited Consolidated Financial Statements
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
These valuation techniques are applied in a consistent and verifiable manner to all investments that are categorized within Level 3 of the fair value hierarchy and Terra REIT Advisors provides the Terra REIT Board, (a majority of which is made up of independent directors) with the investment valuations that are based on this discounted cash flow methodology. Valuations are prepared quarterly, or more frequently as needed, with each asset in the portfolio subject to a valuation prepared by a third-party valuation service at a minimum of once during every 12-month period. Terra REIT Advisors reviews the preliminary valuation with the Terra REIT Board and, together with an independent valuation firm, if applicable, responds and supplements the preliminary valuation to reflect any comments provided by the Terra REIT Board. Terra REIT Advisors discusses valuations and determines the fair value of each investment in the portfolio in good faith based on various metrics and other factors, including the input and recommendation provided by the Terra REIT Boards and any third-party valuation firm, if applicable.
Significant Unobservable Inputs
The following tables summarize the significant unobservable inputs used by the Company to value the Level 3 investments as of September 30, 2023 and December 31, 2022. The following tables are not intended to be all-inclusive, but instead identify the significant unobservable inputs relevant to the determination of fair values.

September 30, 2023
		Primary Valuation Technique	Unobservable Input	Range		Weighted
Asset Category	Fair Value			Minimum	Maximum	Average
Assets:
Loans	$60,436,247	Discounted cash flow	Discount rate	12.57%	16.55%	15.67%
Loans through participation interest (1)	23,148,236	Discounted cash flow	Discount rate	N/A	N/A	N/A
Total Level 3 Assets	$83,584,483
_______________
(1)Valuation for these loans is based on recovery analysis.

December 31, 2022
		Primary Valuation Technique	Unobservable Input	Range		Weighted
Asset Category	Fair Value			Minimum	Maximum	Average
Assets:
Loans	$78,011,106	Discounted cash flow	Discount rate	10.51%	19.36%	14.49%
Loans through participation interest	42,269,242	Discounted cash flow	Discount rate	15.25%	16.61%	16.38%
Total Level 3 Assets	$120,280,348
    If the weighted average discount rate used to value the Company’s investments were to increase, the fair value of the Company’s investments would decrease. Conversely, if the weighted average discount rate used to value the Company’s investments were to decrease, the fair value of Company’s investments would increase.

Notes to Unaudited Consolidated Financial Statements
Changes in the Company’s Level 3 investments for the nine months ended September 30, 2022 were as follows:

	Nine Months Ended September 30, 2022 (Predecessor Basis)
	Loans	Loans Through Participation	Total Loan Investments	Obligations under Participation Agreements
Balance as of January 1, 2022	$61,281,259	$48,349,374	$109,630,633	$4,883,877
Purchases of investments	29,872,400	18,204,715	48,077,115	—
Repayments of investments	(15,000,000)	(27,082,531)	(42,082,531)	—
Net change in unrealized depreciation on investments	(435,327)	(2,918,956)	(3,354,283)	—
Amortization and accretion of investment-related fees, net	592,860	186347	779,207	47,955
Proceeds from obligations under participation agreements	—	—	—	1,225,275
Net change in unrealized depreciation on obligations under participation agreements	—	—	—	(42,128)
Balance as of September 30, 2022	$76,311,192	$36,738,949	$113,050,141	$6,114,979
Net change in unrealized appreciation or depreciation for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized depreciation on loan investments and obligations under participation agreements	$(232,375)	$(2,918,947)	$(3,151,322)	$(42,128)
    Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur. For the nine months ended September 30, 2022, there were no transfers.
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
    The following table presents a summary of such fees and reimbursements in accordance with the terms of the related agreements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023 (1)	2022	2023 (1)	2022
	(Successor Basis)	(Predecessor Basis)	(Successor Basis)	(Predecessor Basis)
Amounts Included in the Statements of Operations
Base management fees	$408,726	$672,685	1,272,159	$1,964,830
Reversal of incentive fees on capital gains (2)	N/A	(68,486)	N/A	(102,160)
Operating expense reimbursement to Adviser (3)	395,041	329,885	1,107,401	946,934
Origination, extension and disposition fees	226,172	N/A	543,924	N/A
_______________
(1)These fees were incurred pursuant to the Cost Sharing Agreement between Terra LLC and Terra REIT.
(2)For the three and nine months ended September 30, 2022, the Company reversed previously accrued incentive fees on capital gains of $68,486 and $102,160, respectively. Incentive fees on capital gains were based on 20.0% of net realized and unrealized capital gains. No incentive fees on capital gains were actually payable by the Company with respect to unrealized gains unless and until those gains were realized.
(3)Amounts were primarily compensation for time spent supporting the Company’s day-to-day operations.
Merger
On October 1, 2022, pursuant to the terms of the Merger Agreement, Terra BDC merged with and into Terra LLC, with Terra LLC continuing as the surviving entity of the Merger. Immediately following the Merger, Terra LLC remained a wholly

Notes to Unaudited Consolidated Financial Statements
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

Notes to Unaudited Consolidated Financial Statements
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

Notes to Unaudited Consolidated Financial Statements
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
Participation interest purchased by the Company: The below tables list the investment interests purchased by the Company via participation agreements (each, a “PA”) as of September 30, 2023 and December 31, 2022. In accordance with the terms of each PA, each participant’s rights and obligations, including interest income and other income (e.g., exit fee and prepayment income) and related fees/expenses are based upon its respective pro-rata participation interest in such investments, as specified in the respective PA. The Company’s share of the investment is repayable only from the proceeds received from the related borrower/issuer of the investment, and therefore the Company is also subject to the credit risk (i.e., risk of default by the underlying borrower/issuer).
Pursuant to each PA, the affiliated fund receives and allocates the interest income and other related investment incomes in respect of the investment to the Company. The Company paid related expenses (i.e., the base management fee) directly to Terra Income Advisors prior to the Merger and to Terra REIT after the Merger.

Notes to Unaudited Consolidated Financial Statements

	September 30, 2023			December 31, 2022
	(Successor Basis)
	Participating Interests	Principal Balance	Carrying Value	Participating Interests	Principal Balance	Carrying Value
370 Lex Part Deux, LLC (1)	35.0%	$24,509,377	$24,509,380	35.0%	$23,655,377	$23,655,377
RS JZ Driggs, LLC (1)	50.0%	2,584,064	2,584,064	50.0%	2,499,671	2,499,671
William A. Shopoff & Cindy I. Shopoff (2)	—%	—	—	66.7%	16,664,376	16,797,348
Havemeyer TSM LLC (2)(3)	—%	—	—	23.0%	3,282,208	3,315,030
Allowance for credit losses		—	(5,707,343)		—	(3,937,050)
Total		$27,093,441	$21,386,101		$46,101,632	$42,330,376
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
The indenture between Terra LLC (as successor to Terra BDC) and the trustee contains certain debt limitations and asset coverage covenants. As of September 30, 2023 and December 31, 2022, the Company was in compliance with the asset coverage ratio requirements under the indenture.

Notes to Unaudited Consolidated Financial Statements
For the three and nine months ended September 30, 2023 and 2022, the components of interest expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Successor Basis)	(Predecessor Basis)	(Successor Basis)	(Predecessor Basis)
Stated interest expense	$671,562	$671,563	$2,014,687	$2,014,687
Amortization of issue discount	—	53,016	—	155,787
Amortization of financing costs	—	43,921	—	129,064
Amortization of purchase discount (1)	296,608	—	865,681	—
Total interest expense	$968,170	$768,500	$2,880,368	$2,299,538
Weighted average debt outstanding	$38,375,000	$38,375,000	$38,375,000	$38,375,000
Cash paid for interest expense	$671,562	$671,563	$2,014,687	$2,014,687
Stated interest rate	7.00%	7.00%	7.00%	7.00%
Effective interest rate (2)	7.00%	7.63%	7.00%	7.63%
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

Notes to Unaudited Consolidated Financial Statements
The Credit Agreement contains customary representations, warranties, reporting requirements, borrowing conditions and affirmative, negative and financial covenants, including REIT status requirements and minimum asset coverage ratio requirements. As of September 30, 2023 and December 31, 2022, the Company was in compliance with these covenants. The Credit Agreement also includes usual and customary events of default and remedies for credit agreements of this nature. Events of default under the Credit Agreement include, but are not limited to: (i) the failure by Terra BDC to make any payments when due under the Credit Agreement; (ii) the failure of Terra BDC to perform or observe any term, covenant or agreement under the Credit Agreement or any other loan document, subject to applicable cure periods; (iii) an event of default on other material indebtedness of Terra BDC; (iv) the bankruptcy or insolvency of Terra BDC; and (v) judgments and attachments, with customary limits and grace periods, against Terra BDC or its property. In addition, the Loans are subject to mandatory prepayment, at the option of each Lender, upon a change in control of Terra BDC (as defined by the Credit Agreement).
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
On June 30, 2023, the Company, Eagle Point and the Lenders entered into an amendment to the Credit Agreement, pursuant to which the Credit Agreement was amended to, among other things, (i) extend the scheduled maturity date to March 31, 2024, and (ii) increase the rate on which the Term Loan bears interest from a fixed rate of 5.625% per annum to a floating rate based on SOFR plus 7.375% with a SOFR floor of 5.0%. In connection with the amendment, the Company paid Eagle Point an amendment fee of $150,000, to be amortized to interest expense over the remaining term of the Term Loan. Additionally, the Company made a repayment of $10.0 million on the Term Loan. As of September 30, 2023 and December 31, 2022, the principal amount outstanding under the Term Loan was $15.0 million and $25.0 million, respectively.
For the three and nine months ended September 30, 2023 and 2022, the components of interest expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Successor Basis)	(Predecessor Basis)	(Successor Basis)	(Predecessor Basis)
Stated interest expense	$483,953	$359,376	$1,190,984	$909,454
Amortization of issue discount	—	41,925	—	117,506
Amortization of financing costs	48,434	18,215	48,434	53,910
Unused fee	—	—	—	20,927
Total interest expense	$532,387	$419,516	$1,239,418	$1,101,797
Weighted average debt outstanding	$15,000,000	$25,000,000	$21,538,462	$21,390,110
Cash paid for interest expense	$483,953	$359,376	$1,190,984	$930,381
Stated interest rate	12.91%	5.625%	7.373%	5.625%
Effective interest rate (1)	14.20%	6.25%	7.673%	6.25%
_______________
(1)The effective interest rate of the debt component is equal to the stated interest rate plus the amortization of issue discount and fees paid to the lender, if any.

Notes to Unaudited Consolidated Financial Statements
Scheduled Debt Principal Payments
    Scheduled debt principal payments for each of the five calendar years following September 30, 2023 are as follows:

Years Ending December 31,	Total
2023 (October 1 through December 31)	$—
2024	15,000,000
2025	—
2026	38,375,000
2027	—
Thereafter	—
53,375,000
Unamortized discount, net	(3,567,981)
Total	$49,807,019

Note 7. Commitments and Contingencies
Funding Commitments
In the ordinary course of business, the Company may enter into future funding commitments, which are subject to the borrower meeting certain performance-related metrics that are monitored by the Company. As of September 30, 2023 and December 31, 2022, the Company had $1.2 million and $5.9 million of unfunded commitments, respectively. The Company maintained sufficient cash on hand to fund such unfunded commitments, including matching these commitments with principal repayments on outstanding loans.
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

Notes to Unaudited Consolidated Financial Statements
The following table reconciles net increase in net assets resulting from operations to taxable income:

Nine Months Ended September 30, 2022
(Predecessor Basis)
Net decrease in net assets resulting from operations	$(1,714,212)
Net change in unrealized depreciation on investments	3,444,211
Net change in unrealized depreciation on obligations under participation agreements	(42,128)
Income tax expense	605,787
Reversal of incentive fees on capital gains	(102,160)
Other temporary differences (1)	(475,851)
Total taxable income	$1,715,647
_______________
(1)Other temporary differences primarily related to capitalization and amortization of transaction-related fees.
Taxable REIT Subsidiary
Terra BDC held certain portfolio company investments through consolidated taxable REIT subsidiaries, of which it was the parent. Such subsidiaries may be subject to U.S. federal and state corporate-level income taxes. These consolidated subsidiaries recognize deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between the tax basis of certain assets and liabilities and the reported amounts included in the accompanying consolidated statements of assets and liabilities using the applicable statutory tax rates in effect for the year in which any such temporary differences are expected to reverse. Terra BDC had one TRS prior to the Merger. In connection with the Merger on October 1, 2022, the TRS became a qualified REIT subsidiary of Terra REIT.
For the three and nine months ended September 30, 2022, pre-tax income attributable to the TRS was $0.5 million and $2.1 million. Based on the effective income tax rate of 21.4% and 28.2%, the provision for income tax for the TRS was $0.1 million and $0.6 million, respectively. Additionally, for the three and nine months ended September 30, 2022, the Company had temporary differences between the tax basis and book basis of certain assets and liabilities totaling $4.5 thousand and $0.1 million, resulting in a deferred tax asset, net of a deferred tax liability, and corresponding deferred income tax benefit of $3.0 thousand and $21.6 thousand, respectively. The Company did not provide a valuation allowance for the deferred tax asset because the Company expected the deferred tax asset to be realized in future periods.
Source of Distribution
The following table reflects, for tax purposes, the estimated sources of the cash distributions that Terra BDC has paid on its common stock:

	Nine Months Ended September 30, 2022
	(Predecessor Basis)
Source of Distribution	Distribution Amount (1)	%
Return of capital	$789,506	28.6%
Net investment income (2)	1,970,476	71.4%
Distributions on a tax basis:	$2,759,982	100.0%
_______________
(1)The Distribution Amount and Percentage reflected are estimated figures. The actual source of distributions was calculated in connection with the filing of Terra BDC’s tax return.
(2)The TRS’s taxable income was not available for distribution to Terra BDC’s stockholders until the income was distributed to the parent company. For the nine months ended September 30, 2022, all of the TRS’s taxable income was distributed to the parent company.
    As of September 30, 2022, Terra BDC did not have differences between amortized cost basis and tax basis cost of investments.

Notes to Unaudited Consolidated Financial Statements
Note 9. Directors’ Fees
Terra BDC’s directors who did not serve in an executive officer capacity for Terra BDC or Terra Income Advisors were entitled to receive annual cash retainer fees, fees for attending board and committee meetings and annual fees for serving as a committee chairperson. These directors received an annual fee of $20,000, plus $2,500 for each board meeting attended in person, $1,000 for each board meeting attended via teleconference and $1,000 for each committee meeting attended. In addition, the chairman of the audit committee received an annual fee of $7,500 and the chairman of each of the nominating and corporate governance and the valuation committees, and any other committee, received an annual fee of $2,500 for their additional services. In connection with the Merger on October 1, 2022, Terra BDC’s directors were elected to the Terra REIT Board to fill the vacancies created by the Merger and Terra REIT will pay the fees to directors directly. For the three and nine months ended September 30, 2022, Terra BDC recorded $27,126 and $84,378 of directors’ fees expense.
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
Note 10. Capital
As of September 30, 2023 and December 31, 2022, all of the limited liability company interest in Terra LLC was held by Terra REIT.
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
The following information sets forth the computation of the weighted average net increase in net assets per share from operations:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Basic	(Predecessor Basis)
Net decrease in net assets resulting from operations	$(2,737,184)	$(1,714,212)
Weighted average common shares outstanding	8,133,695	8,110,351
Net decrease in net assets per share resulting from operations	$(0.34)	$(0.21)
Note 12. Distributions
Distributions from net investment income and capital gain distributions are determined in accordance with U.S. federal income tax regulations, which differ from U.S. GAAP.

Notes to Unaudited Consolidated Financial Statements
Subsequent to the Merger on October 1, 2022, Terra LLC has not made a distribution to Terra REIT. The following table reflects Terra BDC’s distributions for the nine months ended September 30, 2022:

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
Note 13. Financial Highlights
The following is a schedule of financial highlights for Terra BDC:

Nine Months Ended September 30, 2022
(Predecessor Basis)
Per share data:
Net asset value at beginning of period	$9.11
Results of operations (1):
Net investment income	0.20
Net change in unrealized depreciation on investments	(0.43)
Net change in unrealized depreciation on obligations under participation agreements	0.01
Net realized gain on investments	0.01
Net decrease in net assets resulting from operations	(0.21)
Stockholder distributions (2):
Distributions from return of capital	(0.10)
Distributions from net investment income	(0.24)
Net decrease in net assets resulting from stockholder distributions	(0.34)
Net asset value, end of period	$8.56
Shares outstanding at end of period	8,149,311
Total return (3)	(2.51)%

Ratio/Supplemental data:
Net assets, end of period	$69,754,081
Ratio of net investment income to average net assets (4)	3.63%
Ratio of operating expenses to average net assets (4) (5) (6)	17.90%
Portfolio turnover	35.68%
_______________
(1)The per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)The per share data for distributions reflects the actual amount of distributions declared per share during the applicable period.
(3)Total return is calculated assuming a purchase of shares of common stock at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of

Notes to Consolidated Financial Statements

this calculation to be reinvested at prices obtained under the DRIP. The total return does not consider the effect of any selling commissions or charges that may have been incurred in connection with the sale of shares of our common stock.
(4)These ratios are calculated using annualized net investment income and operating expenses.
(5)Excluding the reversal of accrued incentive fees on capital gains and transaction costs, the ratio of operating expenses to average net assets was 16.03%,
(6)Excluding the reversal of accrued incentive fees on capital gains, transaction costs and interest expense on debt, the ratio of operating expenses to average net assets was 8.98%.
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
Portfolio Summary
The following table provides a summary of our net loan portfolio as of:

	September 30, 2023			December 31, 2022
	Fixed Rate	Floating Rate (1)(3)	Total	Fixed Rate	Floating Rate (2)(3)	Total
Number of loans	4	2	6	6	3	9
Principal balance	$43,771,242	$43,076,673	$86,847,915	$61,913,795	$61,826,028	$123,739,823
Carrying value	$43,925,195	$37,349,830	$81,275,025	$62,781,893	$58,631,133	$121,413,026
Fair value	$43,698,400	$39,886,083	$83,584,483	$62,035,611	$58,244,737	$120,280,348
Weighted-average coupon rate	13.7%	16.5%	15.1%	14.1%	14.4%	14.2%
Weighted-average remaining term (years)	0.96	0.67	0.77	0.86	0.77	0.80
_______________
(1)As of September 30, 2023, these loans pay a coupon rate of Secured Overnight Financing Rate (“SOFR”) or forward-looking term rate based on SOFR (“Term SOFR”), as applicable, plus a fixed spread. Coupon rates shown were determined using average SOFR and Term SOFR of 5.3%.
(2)As of December 31, 2022, these loans paid a coupon rate of London Interbank Offered Rate (“LIBOR”) or average SOFR, as applicable, plus a fixed spread. Coupon rates shown were determined using LIBOR of 4.4% and average SOFR of 4.1%.
(3)As of September 30, 2023 and December 31, 2022, two and three loans, respectively, were subject to a LIBOR, SOFR or Term SOFR floor, as applicable.

In addition to our loan portfolio, we owned a $10.0 million mezzanine loan and also participated in residual profit from the sale of the underlying real estate portfolio with the borrower. We accounted for the entire arrangement as equity investment in unconsolidated investment. In May 2023, we made a cash payment of $27.4 million and settled the $10.0 million mezzanine loan in exchange for an 80.0% equity interest in a joint venture that owns the real estate portfolio. We account for our equity interest in the joint venture as an equity method investment because we do not have a controlling financial interest in the entity. As of September 30, 2023 and December 31, 2022, equity investment in unconsolidated investment had a carrying value of $36.1 million and $10.0 million, respectively.
In the first quarter of 2023, we purchased $10.0 million of corporate bonds with a coupon rate of 6.125% that matured on May 15, 2023. We classified these bonds as held-to-maturity debt securities, as we had the intent and ability to hold these securities until maturity. These securities were fully redeemed at par on May 15, 2023.
Our portfolio is concentrated in a limited number of industries and borrowers, and, as a result, a downturn in any particular industry or borrower in which we are heavily invested may significantly impact the aggregate returns we realize. If an industry in which we are heavily invested suffers from adverse business or economic conditions, a material portion of our investment could be affected adversely, which, in turn, could adversely affect our financial position and results of operations. For example, as of September 30, 2023, our investments secured by office and infrastructure properties represented approximately 30.2% and 26.4%, respectively, of the carrying value of our total loan investments. In addition, as of September 30, 2023, we held only six loan investments and our largest loan investment represented approximately 30.2% of the carrying value of our total loan investments and our largest three loan investments represented approximately 79.8% of the carrying value of our total loan investments.

Net Loan Portfolio
    In assessing the performance of our loans, we believe it is appropriate to evaluate the loans on an economic basis, that is, gross loans net of obligations under participation agreements. The following table presents a reconciliation of our loan portfolio on a weighted average basis from gross to net:

	Three Months Ended September 30,
	2023		2022
	Successor Basis		Predecessor Basis
	Weighted Average Principal Amount	Weighted Average Coupon Rate	Weighted Average Principal Amount	Weighted Average Coupon Rate
Gross loan investments	$86,005,460	15.1%	$120,904,902	13.4%
Obligations under participation agreements	—	—%	(5,942,171)	11.1%
Net loan investments	$86,005,460	15.1%	$114,962,731	13.5%

	Nine Months Ended September 30,
	2023		2022
	Successor Basis		Predecessor Basis
	Weighted Average Principal Amount	Weighted Average Coupon Rate	Weighted Average Principal Amount	Weighted Average Coupon Rate
Gross loan investments	$98,569,922	14.9%	$124,239,298	13.4%
Obligations under participation agreements	—	—%	(5,567,579)	11.1%
Net loan investments	$98,569,922	14.9%	$118,671,719	13.5%
Portfolio Investment Activity
For the three months ended September 30, 2023 and 2022, we invested $1.3 million and $2.6 million in new and add-on investments, and had none and $7.2 million of repayments, resulting in net investments of $1.3 million and net repayments of $4.7 million, respectively.
For the nine months ended September 30, 2023 and 2022, we invested $42.5 million and $48.1 million in new and add-on investments, and had $51.8 million and $42.9 million of repayments, resulting in net repayments of $9.3 million and net investments of $5.2 million, respectively.
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
Term Loan
In April 2021, we entered into a credit agreement (the “Credit Agreement”) with a lender to provide for a delayed draw term loan of $25.0 million (the “Term Loan”). The Term Loan bore interest at a rate equal to 5.625% and was scheduled to mature on April 9, 2025. On September 27, 2022, the Credit Agreement was amended to change the scheduled maturity date to July 1, 2023 and remove the make whole premium on voluntary prepayment of the loans as well as to provide consent to the consummation of the Merger and the assumption by Terra LLC of all of the obligations of Terra BDC under the Credit Agreement. On June 30, 2023, we amended the Credit Agreement to extend the scheduled maturity date to March 31, 2024 and increase the rate on which the Term Loan bears interest from a fixed rate of 5.625% per annum to a floating rate based on

SOFR plus 7.375% with a SOFR floor of 5.0%. In connection with the amendment, we made a $10.0 million repayment on the Term Loan. As of September 30, 2023, the Term Loan had an outstanding balance of $15.0 million.
Results of Operations
Operating results for the three and nine months ended September 30, 2023 (Successor Basis) and three and nine months ended September 30, 2022 (Predecessor Basis) were as follows:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023

Revenues
Interest income	$2,321,378	$7,848,610
Dividend and other income	19,162	56,637
	2,340,540	7,905,247
Operating expenses
Asset management and asset servicing fees paid to Terra REIT (1)	408,726	1,272,159
Operating expense reimbursement to Terra REIT (1)	395,041	1,107,401
Provision for credit losses	1,710,516	1,642,528
Professional fees	152,868	618,910
Insurance expense	21,072	104,263
General and administrative expenses	32,238	59,625
	2,720,461	4,804,886
Operating (loss) income	(379,921)	3,100,361
Other income and expenses
Unrealized gain on investments, net	16,790	22,619
Realized loss on investments, net	—	(12,512)
Loss from equity investment in unconsolidated investment	(543,934)	(353,027)
Interest expense on unsecured notes payable	(968,170)	(2,880,368)
Interest expense on term loan	(532,387)	(1,239,418)
	(2,027,701)	(4,462,706)
Net Loss	$(2,407,622)	$(1,362,345)
_____________
(1)The fees were paid and expenses were reimbursed to Terra REIT pursuant to the Cost Sharing Agreement with Terra REIT.

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022

Investment income
Interest income	$3,483,242	$11,648,944
Dividend and other income	5,864	62,821
Total investment income	3,489,106	11,711,765
Operating expenses
Base management fees	672,685	1,964,830
Reversal of incentive fees on capital gains	(68,486)	(102,160)
Operating expense reimbursement to Adviser	329,885	946,934
Servicing fees	(361,611)	(121,504)
Interest expense on unsecured notes payable	768,500	2,299,538
Professional fees	550,367	1,139,775
Interest expense from obligations under participation agreements	171,740	433,622
Interest expense on term loan	419,516	1,101,797
Directors’ fees	27,126	84,378
Insurance expense	61,571	190,293
Transaction costs	313,882	1,459,762
General and administrative expenses	54,051	76,625
Total operating expenses	2,939,226	9,473,890
Net investment income before income taxes	549,880	2,237,875
Income tax expense	109,129	605,787
Net investment income	440,751	1,632,088
Net change in unrealized depreciation on investments	(3,193,123)	(3,444,211)
Net change in unrealized depreciation obligations under participation agreements	15,188	42,128
Net realized gain on investments	—	55,783
Net decrease in net assets resulting from operations	$(2,737,184)	$(1,714,212)
Interest Income
For the three and nine months ended September 30, 2023, interest income was $2.3 million and $7.8 million, respectively, primarily consisting of contractual interest income of $2.4 million and $8.3 million and interest income on cash and debt securities of $0.05 million and $0.4 million, respectively, partially offset by amortization of net purchase discount recognized in connection of the Merger of $0.2 million and $0.9 million, respectively. For the three and nine months ended September 30, 2022, interest income was $3.5 million and $11.6 million, respectively, primarily consisting of contractual interest income of $3.3 million and $10.9 million and amortization of transaction fee income of $0.2 million and $0.8 million, respectively.
Dividend and Other Income
For the three and nine months ended September 30, 2023, dividend and other income was $0.02 million and $0.06 million, respectively, primarily related to dividend income earned on our marketable securities. For the three and nine months ended September 30, 2022, dividend and other income was $0.01 million and $0.06 million, respectively, primarily related administrative fees earned in connection with servicing our loans.
Base Management Fees
    Under the Investment Advisory Agreement, Terra BDC paid Terra Income Advisors a base management fee, which was calculated at an annual rate of 2.0% of our average gross assets. In connection with the Merger, the Investment Advisory Agreement was terminated and we entered into the Cost Sharing Agreement with Terra REIT.

    For the three and nine months ended September 30, 2023, we paid asset management and asset servicing fees of $0.4 million and $1.3 million, respectively, to Terra REIT pursuant to the Cost Sharing Agreement. For the three and nine months ended September 30, 2022, we paid base management fees of $0.7 million and $2.0 million, respectively, to Terra Income Advisors pursuant to the Investment Advisory Agreement.
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
For the three and nine months ended September 30, 2023, there were no incentive fees on capital gains because the Investment Advisory Agreement was terminated on October 1, 2022. For the three and nine months ended September 30, 2022, we reversed previously recorded incentive fees on capital gains of $0.1 million and $0.1 million, respectively, as a result of a decline in the value of our investments.
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
    For the three and nine months ended September 30, 2023, we reimbursed Terra REIT $0.4 million and $1.1 million, respectively, for operating expense incurred on our behalf pursuant to the Cost Sharing Agreement. For the three and nine months ended September 30, 2022, we reimbursed Terra Income Advisors $0.3 million and $0.9 million, respectively, for operating expenses incurred on our behalf, pursuant to the Investment Advisory Agreement.
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
For the three and nine months ended September 30, 2023, there were no servicing fees. For the three and nine months ended September 30, 2022, we reversed previously accrued servicing fees of $0.4 million and $0.1 million, respectively, as a result of terminating the servicing plan in connection with the Merger.
Provision for Credit Losses
On January 1, 2023, we adopted the provisions of Accounting Standards Update (“ASU”) 2016-13, Financial Instruments— Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires entities to recognize credit losses on financial instruments based on an estimate of current expected credit losses. Prior to the adoption of ASU 2016-13 and the Merger on October 1, 2022, we followed investment company accounting and did not provide for allowance for credit losses.
For the three and nine months ended September 30, 2023, provision for credit losses was $1.7 million and $1.6 million, respectively, as a result of a decline in the fair value of the collateral of a loan. For the three and nine months ended September 30, 2022, there was no provision for credit losses as we followed investment company accounting during that period.
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
For the three months ended September 30, 2023 and 2022, interest expense on unsecured notes payable was $1.0 million and $0.8 million, respectively. For the nine months ended September 30, 2023 and 2022, interest expense on unsecured notes payable was $2.9 million and $2.3 million, respectively. The increase in interest expense on unsecured notes payable for the three and nine months ended September 30, 2023 as compared to the same periods in 2022 was due to amortization of purchase discount recognized in connection with the Merger.
Professional Fees
For the three and nine months ended September 30, 2023, professional fees were $0.2 million and $0.6 million, respectively, and for the three and nine months ended September 30, 2022, professional fees were $0.6 million and $1.1 million, respectively, all of which were related to accounting and legal fees incurred in the normal course of business.
Interest Expense on Term Loan
In April 2021, Terra BDC entered into the Credit Agreement with a lender to provide for a delayed draw term loan of $25.0 million. The Term Loan carried interest at a rate equal to 5.625% and was scheduled to mature on April 9, 2025. We also pay, with respect to any unused portion of the Term Loan, a commitment fee of 0.75% per annum. On September 27, 2022, the Credit Agreement was amended to change the scheduled maturity date to July 1, 2023 and remove the make whole premium on voluntary prepayment of the loans as well as to provide consent to the consummation of the Merger and the assumption by Terra LLC of all of the obligations of Terra BDC under the Credit Agreement effective October 1, 2022. On June 30, 2023, we amended the Credit Agreement to extend the scheduled maturity date to March 31, 2024 and increase the rate on which the Term Loan bears interest from a fixed rate of 5.625% per annum to a floating rate based on SOFR plus 7.375% with a SOFR floor of 5.0%. In connection with the amendment, we made a $10.0 million repayment on the Term Loan. As of September 30, 2023, the amount outstanding under the Term Loan was $15.0 million.
For the three and nine months ended September 30, 2023, interest expense on the Term Loan was $0.5 million and $1.2 million, respectively, and for the three and nine months ended September 30, 2022, interest expense on the Term Loan was $0.4 million and $1.1 million, respectively. The impact of the increase in contractual interest rate was substantially offset by the impact of the decrease in the weighted average outstanding balance.
Interest Expense From Obligations Under Participation Agreements
For the three and nine months ended September 30, 2023, there was no interest expense from obligations under participation agreements as the related obligation under participation agreements was extinguished in connection with the Merger. For the three and nine months ended September 30, 2022, interest expense from obligations under participation agreements was $0.2 million and $0.4 million, respectively.
Directors’ Fees
For the three and nine months ended September 30, 2023, there were no directors' fees as we do not have a board of directors. Our sole and managing member, Terra REIT, has been responsible for paying directors' fees to its directors. Prior to the Merger and for the three and nine months ended September 30, 2022, directors' fees were $0.03 million and $0.08 million, respectively.
Transaction Costs
For the three and nine months ended September 30, 2023, there were no transaction costs incurred. For the three and nine months ended September 30, 2022, transaction costs were $0.3 million and $1.5 million, respectively, related to transaction costs incurred in connection with the Merger.
Income Tax Expense
During the third quarter of 2021, Terra BDC formed a taxable REIT subsidiary (“TRS”) to hold two credit facilities. Subsequent to the Merger on October 1, 2022, the TRS became a qualified REIT subsidiary of Terra REIT.
For the three and nine months ended September 30, 2023, there was no provision for income tax as a TRS is not utilized subsequent to the Merger. For the three and nine months ended September 30, 2022, pre-tax income attributable to the TRS was $0.5 million and $2.1 million, respectively. Based on the effective income tax rate of 21.4% and 28.2%, the provision for income tax for the TRS was $0.1 million and $0.6 million, respectively.
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
For the three and nine months ended September 30, 2023, we did not record any unrealized appreciation or depreciation on investments because investments were reported at carrying value subsequent to the Merger (Successor Basis).
For the three and nine months ended September 30, 2022, we recorded depreciation on investments of $3.2 million and $3.4 million, respectively, as a result of a decrease in the collateral of a loan as well as an increase in the index rates.
Net loss
For the three and nine months ended September 30, 2023, the resulting net loss was $2.4 million and $1.4 million, respectively.
Net Decrease in Net Assets Resulting from Operations
For the three and nine months ended September 30, 2022, we recorded a net decrease in net assets resulting from operations of $2.7 million and $1.7 million, respectively. Based on the weighted average shares of common stock outstanding, our per share net decrease in net assets resulting from operations was $0.34 and $0.21, respectively.
Financial Condition, Liquidity and Capital Resources
    We currently generate cash primarily from cash flows from interest, dividends and fees earned from our investments and principal repayments and proceeds from sales of our investments. Our primary use of cash is for our targeted investments and payments of our expenses.
    We may borrow funds to make investments to the extent we determine that leveraging our portfolio would be appropriate. In February 2021, Terra BDC issued $38.4 million in aggregate principal amount of 7.00% fixed-rate notes due 2026, for net proceeds of $37.2 million after deducting underwriting commissions of $1.2 million. On October 1, 2022 in connection with the Merger, Terra BDC, Terra LLC and U.S. Bank National Association entered into a second supplemental indenture pursuant to which Terra LLC assumed the payment of the notes and the performance of every covenant of the indenture, to be performed or observed by Terra BDC. In April 2021, Terra BDC entered into a Credit Agreement with a lender to provide for a delayed draw term loan of $25.0 million. The Term Loan bore interest at a rate equal to 5.625% and was scheduled to mature on April 9, 2025. On September 27, 2022, the Credit Agreement was amended to change the scheduled maturity date to July 1, 2023 and remove the make whole premium on voluntary prepayment of the loans as well as to provide consent to the consummation of the Merger and the assumption by Terra LLC of all of the obligations of Terra BDC under the Credit Agreement. On June 30, 2023, we amended the Credit Agreement to extend the scheduled maturity date to March 31, 2024 and increase the rate on which the Term Loan bears interest from a fixed rate of 5.625% per annum to a floating rate based on SOFR plus 7.375% with a SOFR floor of 5.0%. In connection with the amendment, we made a $10.0 million repayment on the Term Loan. As of September 30, 2023, the amount outstanding under the Term Loan was $15.0 million.
Certain of our loans provide for commitments to fund the borrower at a future date. As of September 30, 2023, we had two loans with total funding commitments of $36.8 million, of which we funded $35.5 million. We expect to fund $1.2 million of the unfunded commitments to borrowers during the next twelve months.
Cash Flows for the Nine Months Ended September 30, 2023 (Successor Basis)
Operating Activities — For the nine months ended September 30, 2023, cash provided by operating activities was $2.7 million.
Investing Activities — For the nine months ended September 30, 2023, cash provided by investing activities was $9.7 million, primarily related to proceeds from repayment of loans of $41.8 million, proceeds from sale of held-to-maturity debt securities of $10.0 million and distributions received from unconsolidated investment of $0.4 million, partially offset by purchase of equity interest in unconsolidated investment of $27.4 million, purchase of held-to-maturity debt securities of $10.0 million, payments for origination and purchase of loans of $4.6 million and payment for marketable securities of $0.5 million.
Financing Activities — For the nine months ended September 30, 2023, cash used in financing activities was $10.2 million, primarily due to the repayments of borrowings under term loan payable of $10.0 million and payment for financing cost of $0.2 million.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
    As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
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
Date: November 13, 2023

TERRA INCOME FUND 6, LLC
By: Terra Property Trust, Inc., its sole member

By:	/s/ Vikram S. Uppal
Vikram S. Uppal
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Gregory M. Pinkus
Gregory M. Pinkus
Chief Financial Officer, Chief Operating Officer,
Treasurer and Secretary
(Principal Financial and Accounting Officer)