Form 10-K
period 2023-12-31
Terra Income Fund 6, LLC
filed 2024-03-15
CIK 1577134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2023

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
Documents Incorporated by Reference
None.
Omission of Certain Information
The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Annual Report on Form 10-K with reduced disclosure format.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements in this Annual Report on Form 10-K of Terra Income Fund 6, LLC (“Terra LLC”), a wholly owned subsidiary of Terra Property Trust, Inc. (“Terra REIT”) and the successor of Terra Income Fund 6, Inc. (“Terra BDC”), constitute forward-looking statements because they relate to future events or our future performance or financial condition. On October 1, 2022, pursuant to an Agreement and Plan of Merger, dated as of May 2, 2022, Terra BDC merged with and into Terra LLC, with Terra LLC continuing as the surviving entity of the merger (the “Merger”). In this report, as context requires, “we,” “us” and “our” refer to Terra BDC prior to the Merger and its successor, Terra LLC, after the Merger. The forward-looking statements contained in this Annual Report on Form 10-K may include, but are not limited to, statements as to:
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
•the availability of strategic non-real estate investment opportunities;
•the availability of financing on acceptable terms or at all;
•the performance and financial condition of our borrowers;
•changes in interest rates and the market value of our assets;
•borrower defaults or decreased recovery rates from our borrowers;
•changes in prepayment rates on our loans;
•our use of financial leverage;
•actual and potential conflicts of interest with any of the following affiliated entities: Terra Capital Partners, LLC (“Terra Capital Partners”), our sponsor; Terra REIT Advisors, LLC, a subsidiary of Terra Capital Partners, and the external manager to our sole and managing member Terra REIT (“Terra REIT Advisors” or the “REIT Manager”); Terra Fund Advisors, LLC, an affiliate of Terra Capital Partners; Terra Secured Income Fund 5 International, Terra Income Fund International and Terra Secured Income Fund 7, LLC, (collectively, the “Terra Income Funds”); Terra Offshore Funds REIT, LLC; Mavik Capital Management, LP; Mavik Real Estate Special Opportunities Fund, LP; or any of their affiliates;
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

We have based the forward-looking statements included in this Annual Report on Form 10-K on information available to us on the date of this Annual Report on Form 10-K. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are advised to consult any additional disclosures that we may make through reports that we may file in the future with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements and projections contained in this Annual Report on Form 10-K are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
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
•Inflation in the U.S. has accelerated in recent years and is currently expected to continue at an elevated level in the near-to/medium-term, which may have an adverse impact on the valuation of our investments.
•Terra REIT may change our operating policies, objectives or strategies without prior notice, and the effects of such a change may be adverse.
•Our ability to achieve our investment objectives depends on Terra REIT’s and Terra REIT Advisors’ ability to manage and support our investment process. If Terra REIT were to lose any members of its senior management team, our ability to achieve our investment objectives could be significantly harmed.
•The Current Expected Credit Loss (“CECL”) accounting standard requires us to make certain estimates and judgments, which may be difficult to determine and may have a material adverse effect on our financial condition and results of operations.

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

Risks Related to Our Investments
•A covenant breach by any of our borrowers or investees may harm our operating results.
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

Risk Related to Debt Financing
•Changes in interest rates may affect our cost of capital
•Covenants in our debt agreements may restrict our operating activities and adversely affect our financial condition, operating results and cash flows.

General Risk Factors
•COVID-19, or the future outbreak of other highly infectious or contagious diseases, could materially and adversely impact or disrupt our investments, business, financial condition and results of operations.
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
Terra BDC was a Maryland corporation, formed on May 15, 2013 and commenced operations on June 24, 2015. Terra BDC elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) until it withdrew its election on September 29, 2022. Terra BDC was an externally managed, non-diversified, closed-end management investment company that initially elected to be taxed for federal income tax purposes as a regulated investment company (“RIC”) until December 31, 2018, when it changed its tax election from taxation as a RIC to taxation as a real estate investment trust (“REIT”). Terra BDC elected to be taxed as a REIT under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its short taxable year beginning October 1, 2018 and ending December 31, 2018. Concurrent with the change in its tax election, Terra BDC changed its fiscal year end from September 30 to December 31 to satisfy the REIT requirements under the Code. During the period beginning October 1, 2018 through our short taxable year ended October 1, 2022 (the “REIT Period”), as a REIT we were not subject to federal income taxes on income and gains distributed to the stockholders as long as certain requirements were satisfied, principally relating to the nature of income and the level of distributions, as well as other factors.
On February 10, 2021, Terra BDC issued $34.8 million in aggregate principal amount of 7.00% fixed-rate notes due 2026, and on February 26, 2021, the underwriters exercised the option to purchase an additional $3.6 million of the notes. Interest on the notes is paid quarterly in arrears every March 30, June 30, September 30 and December 30, at an annual rate of 7.00% per year, beginning June 30, 2021. The notes mature on March 31, 2026. The notes may be redeemed in whole or in part at any time or from time to time at our option on or after February 10, 2023.
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
In connection with the Merger, we assumed the obligations of Terra BDC under the indenture of the unsecured notes payable as well as the credit agreement to provide for a delayed draw term loan of up to $25.0 million. Additionally, the investment advisory and administrative service agreement between Terra BDC and Terra Income Advisors (the “Investment Advisory Agreement”) and the servicing plan between Terra BDC and Terra Capital Markets, LLC (“Terra Capital Markets”) (the “Servicing Plan”) were terminated on October 1, 2022 and fees pursuant to such agreements are no longer payable. Management fees are now payable by our parent and sole member, Terra REIT, to its external manager, Terra REIT Advisors, pursuant to the amended and restated management agreement, dated as of February 8, 2018 (the “Management Agreement”), by and between Terra REIT and Terra REIT Advisors. We have entered into a cost sharing and reimbursement agreement (the “Cost Sharing Agreement”) with Terra REIT pursuant to which we will be responsible for our allocable share of Terra REIT’s expenses, including fees paid by Terra REIT to its manager. Terra REIT’s investment objective is to provide attractive risk-adjusted returns to its stockholders, primarily through regular distributions. There can be no assurances that Terra REIT will be successful in meeting its investment objective.

Terra BDC’s Investment Adviser
Terra BDC’s investment activities were externally managed by Terra Income Advisors, LLC (“Terra Income Advisors”, or the “Adviser”), a private investment firm affiliated with Terra BDC, pursuant to the Investment Advisory Agreement, under the oversight of the Terra BDC Board, a majority of whom were independent. Terra Income Advisors is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Under the Investment Advisory Agreement, Terra BDC paid Terra Income Advisors a base management fee as well as an incentive fee based on its investment performance.
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
As discussed above, in connection with the Merger, the Investment Advisory Agreement between Terra BDC and Terra Income Advisors was terminated on October 1, 2022 and fees pursuant to such agreement are no longer payable. Management fees are now payable by our parent and sole member, Terra REIT, to its external manager, Terra REIT Advisors, pursuant to the Management Agreement. We have entered into the Cost Sharing Agreement pursuant to which we are responsible for our allocable share of Terra REIT’s expenses, including fees paid by Terra REIT to Terra REIT Advisors.
Mavik Capital Management, LP and Terra Capital Partners
Mavik Capital Management, LP (“Mavik”), an entity controlled by Vikram S. Uppal, Terra REIT's Chief Executive Officer and Chief Investment Officer, is the sole and managing member of Terra Capital Partners. Terra Capital Partners is led by Mr. Uppal (Chief Executive Officer), Sarah Schwarzschild (Chief Operating Officer), Gregory M. Pinkus (Chief Financial Officer) and Daniel Cooperman (Chief Originations Officer). Mr. Uppal was a Partner of Axar Capital Management L.P. (“Axar Capital Management”) and its Head of Real Estate. Prior to Axar Capital Management, Mr. Uppal was a Managing Director on the Investment Team at Fortress Investment Group’s Credit and Real Estate Funds and Co-Head of North American Real Estate Investments at Mount Kellett Capital Management. Members of the Terra Capital Partners management team have broad based, long-term relationships with major financial institutions, property owners and commercial real estate service providers. The entire senior management team has held leadership roles at many top international real estate and investment banking firms, including Mount Kellett Capital Management, Fortress Investment Group and BGO Strategic Capital Partners.
Terra Capital Partners is a real estate credit focused investment manager based in New York City with a 20-year track record focused primarily on the origination and management of mezzanine loans, as well as first mortgage loans, bridge loans, and preferred equity investments in all major property types through multiple pooled investment vehicles. Since its formation in 2001 and its commencement of operations in 2002, Terra Capital Partners has been engaged in providing financing on commercial properties of all major property types throughout the United States. In the lead up to the global financial crisis in 2007, believing that the risks associated with commercial real estate markets had grown out of proportion to the potential returns from such markets, Terra Capital Partners sold 100% of its investment management interests prior to the global financial crisis. It was not until mid-2009, after its assessment that commercial mortgage markets would begin a period of stabilization and growth, that Terra Capital Partners began to sponsor new investment vehicles, which included the Terra Income Funds, to again provide debt capital to commercial real estate markets. The financings provided by all vehicles managed by Terra Capital Partners from January 2004 through December 31, 2023 have been secured by approximately 13.9 million square feet of office properties, 3.7 million square feet of retail properties, 7.1 million square feet of industrial properties, 5,058 hotel rooms and 30,080 apartment units. The value of the properties underlying this capital was approximately $11.9 billion based on appraised values as of the closing dates of each financing. In addition to its extensive experience originating and managing debt financings, Terra Capital Partners and its affiliates have owned and operated over six million square feet of office and industrial space between 2005 and 2007, and this operational experience further informs its robust origination and underwriting standards and would be beneficial should Terra REIT Advisors need to foreclose on a property underlying a financing. As of the date of this Annual Report on Form 10-K, Terra Capital Partners and its affiliates employed 28 persons.
Investment Objectives and Strategy
We are a wholly owned subsidiary of Terra REIT and our investment objective is to provide attractive risk-adjusted returns to Terra REIT’s stockholders, primarily through Terra REIT’s regular distributions. We originate, invest in and manage a diverse portfolio of real estate-related investments that generate a stable income stream. We directly originate, structure and underwrite most, if not all, of our loans, as we believe that doing so will provide us with the best opportunity to invest in loans that satisfy our standards, establish a direct relationship with the borrower and optimize the terms of our investments; however, we may acquire existing loans from the originating lender should our adviser determine such an investment is in our best interest. From time to time, we may acquire real estate encumbering the senior loans through foreclosure, may invest in real estate related joint ventures and may directly acquire real estate properties. We may also elect to make strategic non-real estate-related investments that align with our investment objectives and criteria. We may hold our investments until their scheduled maturity dates or may sell them if we are able to command favorable terms for their disposition. We may also seek to realize growth in the value of our investments by timing their sale to maximize value.
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
•source off-market transactions;
•hold investments until maturity unless, in Terra REIT Advisors’ judgment, market conditions warrant earlier disposition; and
•invest in strategic non-real estate-related investments that align with our investment objectives and criteria.
While the size of each of our investments generally range between $3 million and $50 million, our investments ultimately are at the discretion of Terra REIT Advisors, subject to oversight by Terra REIT’s board of directors (the “Terra REIT Board”). We focus on smaller, middle market loans which are financing properties in primary and secondary markets because we believe these loans are subject to less competition, offer higher risk adjusted returns than larger loans with similar risk metrics and facilitate portfolio diversification.
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

Significant Experience of Terra Capital Partners
Terra Capital Partners provides Terra REIT Advisors with all of its key investment personnel. Terra Capital Partners has developed a reputation within the commercial real estate finance industry as a leading sophisticated real estate investment and asset management company with a 20-year track record in originating, underwriting and managing commercial real estate and real estate-related loans, preferred equity investments and investments with similar characteristics to the assets that we acquire. We believe we benefit from the depth and the disciplined approach Terra Capital Partners brings to its underwriting and investment management processes to structure and manage investments prudently. In addition to its extensive experience originating and managing debt financings, Terra Capital Partners and its affiliates have owned and operated over six million square feet of office and industrial space between 2005 and 2007, and this operational experience has further informed its robust origination and underwriting standards.
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

Targeted Assets
Real Estate-Related Investments
    We originate, structure, fund and manage commercial real estate loans, including mezzanine loans, first mortgage loans, subordinated mortgage loans and preferred equity investments related to high-quality commercial real estate in the United States. We may invest in our targeted assets directly or through joint ventures and acquire some equity participations in the underlying collateral of such loans. Certain of our real estate-related loans require the borrower to make payments of interest on the fully committed principal amount of the loan regardless of whether the full loan amount is outstanding. We may also acquire real estate properties encumbering the first mortgage loans through foreclosure or deed-in-lieu of foreclosure, may invest in joint ventures that own real estate properties and may directly acquire real estate properties.
We originate, structure and underwrite most, if not all, of our loans. We, in reliance on the REIT Manager, use what we consider to be conservative underwriting criteria, and our underwriting process involves comprehensive financial, structural, operational and legal due diligence to assess the risks of financings so that we can optimize pricing and structuring. By originating, not purchasing, loans, we are able to structure and underwrite financings that satisfy our standards, utilize our proprietary documentation and establish a direct relationship with our borrower. Described below are some of the types of loans we own and seek to originate with respect to high-quality properties in the United States. We continue to see attractive lending opportunities, and we expect market conditions to remain favorable for our strategy for the foreseeable future.
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
    Subordinated Mortgage Loans (B-notes). B-notes include structurally subordinated first mortgage loans and junior participations in first mortgage loans or participations in these types of assets. Like first mortgage loans, these loans generally finance the acquisition, refinancing, rehabilitation or construction of commercial real estate. B-notes may be either short-term (one-to-five year) or long-term (up to 10-year), may be fixed or floating rate and are predominantly current-pay loans. We may create B-notes by tranching our directly originated first mortgage loans generally through syndications of senior first mortgages or buy these loans directly from third-party originators. We believe that the opportunities to both directly originate and to buy these types of loans from third parties on favorable terms will continue to be attractive.
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
    Mezzanine Loans. These are loans secured by ownership interests in an entity that owns commercial real estate and generally finance the acquisition, refinancing, rehabilitation or construction of commercial real estate. Mezzanine loans may be either short-term (one-to-five year) or long-term (up to 10-year) and may be fixed or floating rate. We may originate mezzanine loans backed by high-quality properties in the United States that fit our investment strategy. We may own such mezzanine loans directly or we may hold a participation in a mezzanine loan or a sub-participation in a mezzanine loan. These loans are predominantly current-pay loans (although there may be a portion of the interest that accrues) and may provide for participation in the value or cash flow appreciation of the underlying property as described below. Generally, we invest in mezzanine loans with last dollar loan-to-value ratios ranging from 60% to 85%.
    Preferred Equity Investments. These are investments in preferred membership interests in an entity that owns commercial real estate and generally finance the acquisition, refinancing, rehabilitation or construction of commercial real estate. These investments are expected to have similar characteristics to and returns as mezzanine loans.
    Equity Participations. In connection with our loan investments, we may pursue equity participation opportunities, or interests in the projects being financed, in instances when we believe that the risk-reward characteristics of the loan merit additional upside participation because of the possibility of appreciation in value of the underlying assets securing the loan. Equity participations can be paid in the form of additional interest, exit fees or warrants in the borrower. Equity participation can also take the form of a conversion feature, permitting the lender to convert a loan or preferred equity investment into equity in the borrower at a negotiated premium to the current net asset value (“NAV”) of the borrower. We expect to be able to obtain equity participations in certain instances where the loan collateral consists of an asset that is being repositioned, expanded or improved in some fashion which is anticipated to improve future cash flow. In such case, the borrower may wish to defer some portion of the debt service or obtain higher leverage than might be merited by the pricing and leverage level based on historical performance of the underlying asset. We generate additional revenues from these equity participations as a result of excess cash flows being distributed or as appreciated properties are sold or refinanced.
Equity Investment in Unconsolidated Investments and Joint Ventures. We may, to the extent consistent with our investment objectives and criteria, invest in our targeted assets directly or through joint ventures.
Other Real Estate-Related Securities. We may invest in other real estate-related securities, which may include marketable securities and securitizations, so long as such securities do not constitute more than 15% of our assets.
Non-Real Estate-Related Investments
    From time to time, we may invest in strategic non-real estate-related investments that align with our investment objectives and criteria.
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
Available Information
We are required to file with or submit to the SEC annual, quarterly and current reports, proxy statements and other information meeting the informational requirements of the Exchange Act. Terra REIT, our parent and sole member, maintains a website at http://www.terrapropertytrust.com/filings-2-1-1-1-1, on which we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on that webpage is not incorporated by reference into this Annual Report on Form 10-K and investors should not consider information contained on that webpage to be part of this Annual Report on Form 10-K or any other report we file with the SEC. The SEC maintains an internet site that contains reports, proxy and information statements and other information filed electronically by us with the SEC, which are available on the SEC’s website at www.sec.gov.

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
Our portfolio is concentrated in a limited number of industries and borrowers, and, as a result, a downturn in any particular industry or borrower in which we are heavily invested may significantly impact the aggregate returns we realize. If an industry in which we are heavily invested suffers from adverse business or economic conditions, a material portion of our investment could be affected adversely, which, in turn, could adversely affect our financial position and results of operations. As of December 31, 2023, our investments secured by office and infrastructure properties represented approximately 31.3% and 27.4%, respectively, of the carrying value of our total loan investments. In addition, as of December 31, 2023, we held only six loan investments and our largest loan investment represented approximately 31.3% of the carrying value of our total loan investments and our top three loan investments represented approximately 82.7% of the carrying value of our total loan investments. A covenant breach or other adverse event effecting a borrower would have a more weighted impact on our operating results and would require a write-down of a larger percentage of our assets. For further information on our loan portfolio, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Impacting Operating Results” included in this Annual Report on Form 10-K.
Inflation in the U.S. has accelerated in recent years and is currently expected to continue at an elevated level in the near-to medium-term, which may have an adverse impact on the valuation of our investments.
Inflation in the U.S. has accelerated in recent years and is currently expected to continue at an elevated level in the near-to medium-term. While inflation in the U.S. appears to be easing gradually, there can be no assurance that further deterioration in financial market and economic conditions will not occur. Further, heightened competition for workers, supply chain issues, the relocation of foreign production and manufacturing businesses to the U.S., and rising energy and commodity prices have contributed to increasing wages and other economic inputs. Elevated inflation and input costs may have adverse effects on our commercial real estate-related loans, commercial real estate-related debt securities and select commercial real estate equity investments, which are subject to the risks typically associated with real estate. Inflation can negatively impact the profitability of real estate assets with long-term leases that do not provide for short-term rent increases or that provide for rent increases with a lower annual percentage increase than inflation. Continued inflation, particularly at elevated levels, may have an adverse impact on the valuation of our investments.
Terra REIT may change our operating policies, objectives or strategies without prior notice, and the effects of such a change may be adverse.
Terra REIT has the authority to modify or waive our current operating policies, objectives or investment criteria and strategies without prior notice. As a result, we may make strategic non-real estate-related investments that align with our investment objectives and criteria. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, operating results and the value of the notes. However, the effects might be adverse, which could negatively impact our ability to pay principal and interest payments on the notes.
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
Our ability to achieve our investment objectives also depends on the ability of Terra REIT Advisors, the external manager to our sole and managing member, Terra REIT, to identify, analyze, invest in, finance and monitor companies that meet our investment criteria. Terra REIT Advisors’ capabilities in structuring the investment process, providing competent, attentive and efficient services to us and Terra REIT, and facilitating access to financing on acceptable terms depend on the employment of investment professionals in an adequate number and of adequate sophistication to match the corresponding flow of transactions. To achieve our investment objectives, Terra REIT Advisors may need to hire, train, supervise and manage new investment professionals to participate in our investment selection and monitoring process. Terra REIT Advisors may not be able to find investment professionals in a timely manner or at all. Failure to support our investment process could have a material adverse effect on our business, financial condition and results of operations.
In addition, the management agreement between Terra REIT and Terra REIT Advisors has termination provisions that allow the parties to terminate the agreement without penalty. The termination of this agreement may adversely impact the terms of any financing facility into which we may enter, which could have a material adverse effect on our business and financial condition.
We may make strategic non-real estate-related investments that align with our investment objectives and criteria.
Though our investments are primarily in real estate-related loans and other commercial real estate assets or interests, we may strategically invest in non-real estate-related investments that align with our focus on debt and debt-like instruments emphasizing the payment of current returns to investors and the preservation of invested capital. However, the underwriting process for non-real estate-related investments and the ongoing asset management and servicing of such investments is different from the investment process for real estate investments, and our Manager has not historically focused on non-real estate investing. We may not be able to achieve the returns on any non-real estate-related investments that we achieved on our real estate-related investments. Non-real estate-related investments are also not collateralized by real estate like our real estate investments and hence may be riskier because if the debt-like non-real estate-related investments default or do not perform, we may not have collateral to foreclose upon. Further, non-real estate-related investments will be subject to different regulatory risks which may distract the attention of our management, and be difficult and costly to comply with. As a result, to the extent we hold, acquire or transact in such non-real estate-related investments, we may be exposed to risks from a number of diverse issuers, industries and investment forms which may be difficult to determine and may have a material adverse effect on our financial condition and results of operations.
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
We and our borrowers and investees are subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and holders of the notes, potentially with retroactive effect. Changes in laws or regulations governing the operations of those with whom we do business could also have a material adverse effect on our business, financial condition and results of operations.
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

The CECL accounting standard requires us to make certain estimates and judgments, which may be difficult to determine and may have a material adverse effect on our financial condition and results of operations.
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) which replaces the “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the CECL model. We adopted this ASU and related amendments on January 1, 2023. Under the CECL model, we are required to present certain financial assets carried at amortized cost, such as performing loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current United States generally accepted accounting principles (“U.S. GAAP”), which delays recognition until it is probable a loss has been incurred. If we are required to materially increase our level of allowance for credit losses for any reason, such increase could adversely affect our business, financial condition and results of operations.
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
Hedging against interest rate exposure may adversely affect our earnings, limit our gains or result in losses, which could adversely affect cash available for distribution to Terra REIT and its stockholders and principal and interest payments on our outstanding notes.
We may enter into interest rate swap agreements or pursue other interest rate hedging strategies. Our hedging activity will vary in scope based on the level of interest rates, the type of portfolio investments held and other changing market conditions.
Any hedging activity we engage in may adversely affect our earnings, which could adversely affect cash available for distribution to Terra REIT and its stockholders and principal and interest payments on our outstanding notes. Therefore, while we may enter into such transactions to seek to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss.
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
Covenants in our debt agreements may restrict our operating activities and adversely affect our financial condition, operating results and cash flows.
Our debt agreements contain various financial and operating covenants, including, among other things, certain coverage ratios and limitations on our ability to incur secured and unsecured debt. These restrictive covenants and operating restrictions could have a material adverse effect on our operating results, restrict our ability to finance or securitize new originations and acquisitions, force us to liquidate collateral and negatively affect our financial condition. The breach of any of these covenants, if not cured within any applicable cure period, could result in a default, including a cross-default, and acceleration of certain of our indebtedness. Accelerating repayment and terminating the agreements will require immediate repayment by us of the borrowed funds, which may require us to liquidate assets at a disadvantageous time, causing us to incur further losses and adversely affecting our results of operations and financial condition, which may impair our ability to make principal and interest payments on our debt obligations. Any failure to make payments when due or upon acceleration could result in the foreclosure upon our assets by our lenders.
Risk Related to our REIT Status during the REIT Period
If we did not qualify as a REIT during the REIT Period, we will be subject to tax as a regular corporation and could face a substantial tax liability on our income earned during the REIT Period.
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
General Risk Factors

COVID-19, or the future outbreak of other highly infectious or contagious diseases, could materially and adversely impact or disrupt our investments, business, financial condition and results of operations.

As a result of a significant portion of our investments being in preferred equity, mezzanine loans, first mortgages, and credit facilities secured by office, multifamily, infrastructure and mixed-use properties located in the United States, any future local, regional, national or international outbreak of a contagious disease, including COVID-19 and its variants or any other similar diseases, may impact our investments and operating results to the extent that it reduces occupancy, increases the cost of operation or results in limited hours or necessitates the closure of such properties. In addition, quarantines, states of emergencies and other measures taken to curb the spread of any such future outbreak may negatively impact the ability of such properties to continue to obtain necessary goods and services or provide adequate staffing, which may also adversely affect our investments, business, financial condition and results of operations. The borrowers under the mezzanine loans, first mortgages, credit facilities or preferred equity in which we invest may fail to make timely and required payments under the terms of such instruments.
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
Disruptions in the financial and banking sectors may adversely impact our access to capital and our cost of borrowing, which could adversely affect us, our business or our results of operations.
Disruptions and uncertainty in the financial and banking sectors, including due to recent regional bank failures and decreased consumer confidence in the banking system, may hinder our ability to access capital on reasonable terms or at all. The U.S. and global financial and banking sectors have experienced periods of increased turmoil and volatility in the recent past and may experience similar periods of disruption in the future due to factors beyond our control. Such periods of increased turmoil and volatility may adversely impact liquidity in the financial markets and make financings less attractive or, in some cases, unavailable. If our financing counterparties become capital constrained, tighten their lending standards or become insolvent, they may be unable or unwilling to fulfill their commitments to us. A material disruption to the banking system and financial markets could result in liquidity issues across the sector, which could adversely impact our access to capital and our cost of borrowing and adversely affect us, our business or our results of operations.

Continued concerns over U.S. fiscal and political policy could, among other things, lead to future downgrade of the U.S. government's sovereign credit rating and contribute to a U.S. economic slowdown, which could have a material adverse effect on our business, financial condition and results of operations.
In recent years, financial markets were affected by significant uncertainty relating to the stability of U.S. fiscal and political policy. On August 1, 2023, Fitch Ratings Inc. downgraded the U.S. government’s sovereign credit rating to AA+, down one notch from its highest rating of AAA, citing the country’s growing debt obligations, deterioration in governance and political polarization. Concerns related to political turmoil, federal borrowing and the federal budget deficit have increased the possibility of future credit rating downgrades and economic slowdowns in the U.S. Any continuing uncertainty, together with the continuing U.S. debt and budget deficit concerns, could contribute to a U.S. economic slowdown. The impact of U.S. fiscal and political uncertainty is inherently unpredictable and could adversely affect U.S. and global financial markets and economic conditions. These developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Continued adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.
Cybersecurity risk and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of the security, confidentiality, or integrity of our company, employee, customer or third-party confidential information and/or damage to our reputation or business relationships, any of which could negatively impact our financial results.
Risk of a cyber incident or disruption, particularly through cyber-attacks or cyber intrusions, including by computer hackers, nation-state affiliated actors and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. The result of these incidents may include disrupted operations, misstated or unreliable financial data, misappropriation of assets, liability for stolen assets or information, increased cybersecurity protection and insurance cost, regulatory enforcement, litigation and damage to our relationships and reputation. These risks require continuous and likely increasing attention and other resources from us to, among other actions, identify and quantify these risks, upgrade and expand our technological capabilities, systems and processes to adequately address them. Such attention diverts time and other resources from other activities and there is no assurance that our efforts will be effective. Potential sources for disruption, damage or failure of our information technology systems include, without limitation, computer viruses, cyber incidents, human error, natural disasters and defects in design. In addition, we cannot be certain that our existing cyber insurance coverage will continue to be available on acceptable terms or that our insurers will not deny coverage as to all or part of any future claim or loss.
Additionally, we rely on third-party service providers for many aspects of our business. Notwithstanding our efforts to oversee and mitigate risks associated with our use of third-party service providers, we can provide no assurance that the networks and systems that our third-party vendors have established or use will be effective. As our reliance on technology has increased, so have the risks posed to both our information systems and those provided by third-party service providers. We have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that our financial results, operations or confidential information will not be negatively impacted by such an incident.
Further, the SEC has recently adopted rules requiring public companies to disclose material cybersecurity incidents that they experience on a Current Report on Form 8-K within four business days of determining that a material cybersecurity incident has occurred and to disclose on an annual basis material information regarding their cybersecurity risk management, strategy and governance. These new reporting requirements will become effective for us on June 15, 2024. If we fail to comply with these new requirements, we could incur regulatory fines and our reputation, business, financial condition and results of operations could be harmed.
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
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Our management recognizes the importance of implementing and maintaining robust cybersecurity measures designed to address cybersecurity threats that pose risks to our business and operations. Therefore, we have established a comprehensive framework to identify, protect against, detect, respond to, and recover from cybersecurity incidents (“Incidents”). Our cybersecurity measures are designed to provide a structured approach to managing cybersecurity risks for an effective, efficient, an orderly response to any Incident.
As a critical component of our overall risk management process, we have adopted a framework that shares existing reporting channels and governance processes to identify, assess, manage and report cybersecurity threats on an ongoing basis. This risk management process is led by the REIT Manager’s Chief Compliance Officer and Cyber Security Committee (“CSC”).
Our management, including the REIT Manager’s Chief Compliance Officer and CSC, is authorized to take the appropriate steps deemed necessary to identify, assess, contain, mitigate, and resolve cybersecurity threats including by (a) maintaining (i) an Incident Response Plan in the event of an Incident and (ii) a Cybersecurity Policy which governs information technology security policies, (b) regularly monitoring all our systems and user accounts for any suspected Incidents, (c) performing annual audits on certain of our systems, and (d) providing general cybersecurity awareness and data protection training. In addition, depending on the circumstances of an Incident, we may engage third parties such as insurance carriers, outside legal counsel, forensic investigators, crisis communications or public relations firms, investor relations firms and response vendors and we may coordinate with regulators or law enforcement. We also assess third party risks when determining the selection and oversight of applicable third-party service providers.
Increased cybersecurity risk due to the diversification of our data across external service providers and cyber incidents may adversely affect our business by causing a disruption to our operations, compromise our confidential information and/or damage to our business relationships, all of which could negatively impact our financial results. As of the date of this Form 10-K, we are not aware of any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our financial position, results of operations and/or business strategy. While we have not, as of the date of this Form 10-K, experienced a cybersecurity threat or incident that resulted in a material adverse impact to our business or operations, there can be no guarantee that we will not experience such an incident in the future where we may be unable to implement effective preventative measures in a timely manner.
Further discussion of the potential impacts on our business from cyber intrusions is provided in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.
Item 2. Properties.
Our administrative and principal executive offices are located at 205 West 28th Street, 12th Floor, New York, New York 10001. We believe that our office facilities are suitable and adequate for our business as it is presently conducted.
Item 3. Legal Proceedings.
Terra REIT previously owned a multi-tenant office building that is subject to a ground lease. The ground lease provides for a new base rent every five years based on the greater of the annual base rent for the prior lease year or 9% of the fair market value of the land. The next rent reset on the ground lease is scheduled for November 1, 2025. Terra REIT was litigating with the landlord with respect to the appropriate method for determining the fair value of the land for purposes of setting the ground rent. On October 19, 2023, Terra REIT conveyed its interest in the property to a subsidiary of Centennial Bank by deed-in-lieu of foreclosure. Accordingly, Terra REIT is no longer a party to the ground lease and has taken the necessary steps to terminate the associated litigation (styled Terra Ocean Ave., LLC v. Ocean Avenue Santa Monica Realty LLC, Superior Court of California, Los Angeles County, Case No. 20STCV34217).
Additionally, from time to time, we, Terra REIT and individuals employed by Terra REIT and Terra REIT Advisors may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our borrowers and investees. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that such proceedings will have a material effect upon our financial condition or results of operations.
Item 4. Mine Safety Disclosures.
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
We are a wholly owned subsidiary of Terra REIT. Accordingly, there is no market for our equity.
Item 6. [Reserved].
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The information contained in this section should be read in conjunction with our audited consolidated financial statements and related notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K.
Overview
Terra LLC was formed as a Delaware limited liability company on April 29, 2022 as a wholly owned subsidiary of Terra REIT. On October 1, 2022, pursuant to the Merger Agreement, Terra BDC merged with and into Terra LLC, with Terra LLC continuing as the surviving entity of the Merger. Subsequent to the Merger, Terra LLC became the successor of Terra BDC and assumed all of Terra BDC’s rights and obligations. The former members of the Terra BDC Board joined the Terra REIT Board. Terra LLC does not have a board of directors and Terra REIT is the sole and managing member of Terra LLC.
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
Our investment activities were externally managed by Terra Income Advisors and supervised by the Terra BDC Board, a majority of whom were independent. Under the Investment Advisory Agreement, we paid Terra Income Advisors an annual base management fee based on our average quarterly gross assets, as well as incentive fees based on our performance. In connection with the Merger, the Investment Advisory Agreement was terminated and we no longer pay any fees to Terra Income Advisors. Management fees are now payable by our parent and sole member, Terra REIT, to its external manager, Terra REIT Advisors, pursuant to the Management Agreement. We have entered into the Cost Sharing Agreement pursuant to which we are responsible for our allocable share of Terra REIT’s expenses, including fees paid by Terra REIT to its manager. Terra REIT’s investment objective is to provide attractive risk-adjusted returns to its stockholders, primarily through regular distributions. There can be no assurances that Terra REIT will be successful in meeting its investment objective.
Pursuant to the terms of the Merger Agreement, on October 1, 2022, except for any shares of Terra BDC Common Stock held by Terra REIT or any wholly owned subsidiary of Terra REIT or Terra BDC, which shares were automatically retired and ceased to exist with no consideration paid therefor, each issued and outstanding share of Terra BDC Common Stock was automatically cancelled and retired and converted into the right to receive (i) 0.595 shares of the Class B Common Stock and (ii) cash, without interest, in lieu of any fractional shares of Class B Common Stock otherwise issuable in an amount, rounded to the nearest whole cent, determined by multiplying (x) the fraction of a share of Class B Common Stock to which such holder would otherwise be entitled by (y) $14.38.
Pursuant to the terms of the transactions described in the Merger Agreement, 4,847,910 shares of Class B Common Stock were issued to former Terra BDC stockholders in connection with the Merger. Following the consummation of the Merger, former Terra BDC stockholders own approximately 19.9% of the common equity of Terra REIT as the combined company.

In connection with the Merger, Terra LLC assumed the obligations of Terra BDC under the indenture of the unsecured notes payable as well as the credit agreement to provide for a delayed draw term loan of up to $25.0 million. Additionally, the Servicing Plan was terminated on October 1, 2022 and fees pursuant to such agreement are no longer payable.
Portfolio Summary
Net Loan Portfolio
The following table provides a summary of our net loan portfolio as of:

	December 31, 2023			December 31, 2022
	Fixed Rate	Floating Rate (1)(3)	Total	Fixed Rate	Floating Rate (2)(3)	Total
Number of loans	4	2	6	6	3	9
Principal balance	$44,377,373	$43,059,173	$87,436,546	$61,913,795	$61,826,028	$123,739,823
Carrying value	$44,528,468	$33,814,996	$78,343,464	$62,781,893	$58,631,133	$121,413,026
Fair value	$44,313,689	$34,214,046	$78,527,735	$62,035,611	$58,244,737	$120,280,348
Weighted-average coupon rate	13.7%	16.6%	15.1%	14.1%	14.4%	14.2%
Weighted-average remaining term (years)	0.76	1.10	0.87	0.86	0.77	0.80
_______________
(1)As of December 31, 2023, these loans pay a coupon rate of Secured Overnight Financing Rate (“SOFR”) or forward-looking term rate based on SOFR (“Term SOFR”), as applicable, plus a fixed spread. Coupon rates shown were determined using average SOFR and Term SOFR of 5.3% and 5.4%, respectively.
(2)As of December 31, 2022, these loans paid a coupon rate of London Interbank Offered Rate (“LIBOR”) or average SOFR, as applicable, plus a fixed spread. Coupon rates shown were determined using LIBOR of 4.4% and average SOFR of 4.1%.
(3)As of December 31, 2023 and 2022, two and three loans, respectively, were subject to a LIBOR, SOFR or Term SOFR floor, as applicable.
Equity Investments
In addition to our loan portfolio, we owned a $10.0 million mezzanine loan and also had participation rights in residual profit from the sale of the underlying real estate portfolio with the borrower. We accounted for the entire arrangement as equity investment in unconsolidated investment. In May 2023, we made a cash payment of $27.4 million and settled the $10.0 million mezzanine loan in exchange for an 80.0% equity interest in a joint venture that owns the real estate portfolio. In November 2023, in connection with the restructuring of a senior loan, we contributed $5.0 million to an additional joint venture that owns a real estate property. We account for our equity interest in the joint ventures as equity method investments because we do not have a controlling financial interest in the entities. As of December 31, 2023 and 2022, equity investment in unconsolidated investments had total carrying value of $40.4 million and $10.0 million, respectively.
Portfolio Investment Activity
For the year ended December 31, 2023 and 2022, we invested $48.3 million and $65.8 million in new and add-on investments, and had $52.0 million and $42.9 million of repayments, resulting in net repayments of $3.7 million and net investments of $22.8 million, respectively.
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
Term Loan
In April 2021, we entered into a credit agreement (the “Credit Agreement”) with a lender to provide for a delayed draw term loan of $25.0 million (the “Term Loan”). On September 27, 2022, the Credit Agreement was amended to, among other things, remove the make whole premium on voluntary prepayment of the loans as well as to provide consent to the consummation of the Merger and the assumption by Terra LLC of all of the obligations of Terra BDC under the Credit Agreement. On June 30, 2023, we amended the Credit Agreement to extend the scheduled maturity date to March 31, 2024 and increase the rate on which the Term Loan bears interest from a fixed rate of 5.625% per annum to a floating rate based on SOFR plus 7.375% with a SOFR floor of 5.0%. In connection with the amendment, we made a $10.0 million repayment on the Term Loan. As of December 31, 2023, the Term Loan had an outstanding balance of $15.0 million.
Factors Impacting Operating Results
Our portfolio is concentrated in a limited number of industries and borrowers, and, as a result, a downturn in any particular industry or borrower in which we are heavily invested may significantly impact the aggregate returns we realize. If an industry in which we are heavily invested suffers from adverse business or economic conditions, a material portion of our investment could be affected adversely, which, in turn, could adversely affect our financial position and results of operations. For example, as of December 31, 2023, our investments secured by office and infrastructure properties represented approximately 31.3% and 27.4%, respectively, of the carrying value of our total loan investments. In addition, as of December 31, 2023, we held only six loan investments and our largest loan investment represented approximately 31.3% of the carrying value of our total loan investments and our largest three loan investments represented approximately 82.7% of the carrying value of our total loan investments.
Results of Operations
Operating results for the year ended December 31, 2023 and the three months ended December 31, 2022 (Successor Basis), and the nine months ended September 30, 2022 (Predecessor Basis) were as follows:

	Year Ended December 31, 2023	Three Months Ended December 31, 2022

Revenues
Interest income	$10,226,670	$6,600,064
Dividend and other income	87,625	5,862
	10,314,295	6,605,926
Operating expenses
Asset management and asset servicing fees paid/payable to Terra REIT (1)	1,682,414	395,129
Operating expense reimbursement to Terra REIT (1)	1,606,470	371,515
Provision for credit losses	5,113,660	3,937,050
Professional fees	711,754	324,599
Insurance expense	125,334	78,501
General and administrative expenses	30,855	—
	9,270,487	5,106,794
Operating income	1,043,808	1,499,132
Other income and expenses
Unrealized loss on investments, net	(18,601)	—
Realized loss on investments, net	(12,512)	—
(Loss) income from equity investment in unconsolidated investments	(1,004,325)	13,691
Interest expense on unsecured notes payable	(3,856,889)	(944,466)
Interest expense on term loan	(1,776,596)	(359,375)
	(6,668,923)	(1,290,150)
Net (loss) income	$(5,625,115)	$208,982
_____________
(1)Fees were paid and payable, and expenses were reimbursed, to Terra REIT pursuant to the Cost Sharing Agreement with Terra REIT.

Nine Months Ended September 30, 2022

Investment income
Interest income	$11,648,944
Dividend and other income	62,821
Total investment income	11,711,765
Operating expenses
Base management fees	1,964,830
Reversal of incentive fees on capital gains	(102,160)
Operating expense reimbursement to Adviser	946,934
Reversal of servicing fees	(121,504)
Interest expense on unsecured notes payable	2,299,538
Professional fees	1,139,775
Interest expense from obligations under participation agreements	433,622
Interest expense on term loan	1,101,797
Directors’ fees	84,378
Insurance expense	190,293
Transaction costs	1,459,762
General and administrative expenses	76,625
Total operating expenses	9,473,890
Net investment income before income taxes	2,237,875
Income tax expense	605,787
Net investment income	1,632,088
Net change in unrealized depreciation on investments	(3,444,211)
Net change in unrealized depreciation on obligations under participation agreements	42,128
Net realized gain on investments	55,783
Net decrease in net assets resulting from operations	$(1,714,212)

Net Loan Portfolio
    In assessing the performance of our loans, we believe it is appropriate to evaluate the loans on an economic basis, that is, gross loans net of obligations under participation agreements. The following table presents a reconciliation of our loan portfolio on a weighted average basis from gross to net:

	Year Ended December 31, 2023		Three Months Ended December 31, 2022		Nine Months Ended September 30, 2022
	Successor Basis				Predecessor Basis
	Weighted Average Principal Amount	Weighted Average Coupon Rate	Weighted Average Principal Amount	Weighted Average Coupon Rate	Weighted Average Principal Amount	Weighted Average Coupon Rate
Gross loan investments	$95,719,669	14.9%	$119,449,179	13.4%	$124,239,298	13.4%
Obligations under participation agreements	—	—%	—	—%	(5,567,579)	11.1%
Net loan investments	$95,719,669	14.9%	$119,449,179	13.4%	$118,671,719	13.5%

Interest Income
For the year ended December 31, 2023, the three months ended December 31, 2022 and the nine months ended September 30, 2022, interest income was $10.2 million, $6.6 million and $11.6 million, respectively. For the year ended December 31, 2023, interest income primarily consisted of contractual interest income of $10.7 million and interest income on cash and debt securities of $0.5 million, partially offset by amortization of net purchase discount recognized in connection with the Merger of $1.0 million. For the three months ended December 31, 2022, interest income was primarily consisting of contractual interest income of $3.4 million and amortization of net purchase premium recorded in connection with the Merger of $3.2 million. For the nine months ended September 30, 2022, interest income was primarily consisting of contractual interest income of $10.9 million and amortization of transaction fee income of $0.8 million.
Dividend and Other Income
For the year ended December 31, 2023, dividend and other income was $0.09 million, primarily related to dividend income earned on our marketable securities. For the three months ended December 31, 2022 and the nine months ended September 30, 2022, dividend and other income was $0.01 million and $0.06 million, respectively, primarily related to administrative fees earned in connection with servicing our loans.
Base Management, Asset Management and Asset Servicing Fees
    Under the Investment Advisory Agreement, Terra BDC paid Terra Income Advisors a base management fee, which was calculated at an annual rate of 2.0% of our average gross assets. In connection with the Merger, the Investment Advisory Agreement was terminated and we entered into the Cost Sharing Agreement with Terra REIT.
    For the year ended December 31, 2023 and the three months ended December 31, 2022, we paid management fees consisting of asset management and asset servicing fees of $1.7 million and $0.4 million, respectively, to Terra REIT pursuant to the Cost Sharing Agreement. For the nine months ended September 30, 2022, we paid base management fees of $2.0 million to Terra Income Advisors pursuant to the Investment Advisory Agreement.
Reversal of Incentive Fees on Capital Gains
Under the Investment Advisory Agreement, Terra BDC paid Terra Income Advisors an incentive fee on capital gains equal to 20.0% of our net realized and unrealized capital gains. No incentive fees on capital gains were actually payable by Terra BDC with respect to unrealized gains until those gains were realized. The Investment Advisory Agreement was terminated in connection with the Merger.
For the year ended December 31, 2023 and the three months ended December 31, 2022, there were no incentive fees on capital gains because the Investment Advisory Agreement was terminated on October 1, 2022. For the nine months ended September 30, 2022, we reversed previously recorded incentive fees on capital gains of $0.1 million as a result of a decline in the value of our investments.
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
    For the year ended December 31, 2023 and the three months ended December 31, 2022, we reimbursed Terra REIT $1.6 million and $0.4 million, respectively, for operating expense incurred on our behalf pursuant to the Cost Sharing Agreement. For the nine months ended September 30, 2022, we reimbursed Terra Income Advisors $0.9 million for operating expenses incurred on our behalf, pursuant to the Investment Advisory Agreement.
Servicing Fees
Terra BDC maintained the Servicing Plan whereby it paid selected dealers a servicing fee at an annual rate of 0.75% of the most recently published NAV per share of its common stock, in exchange for providing stockholder-related administrative support services. With respect to each share sold, excluding shares sold through the distribution reinvestment plan, the servicing fee was payable annually on the anniversary of the applicable month of purchase. In connection with the Merger, the Servicing Plan was terminated.
For the year ended December 31, 2023 and the three months ended December 31, 2022, there were no servicing fees. For the nine months ended September 30, 2022, we reversed previously accrued servicing fees of $0.1 million as a result of terminating the Servicing Plan in connection with the Merger.

Provision for Credit Losses
On January 1, 2023, we adopted the provisions of ASU 2016-13, which requires entities to recognize credit losses on financial instruments based on an estimate of current expected credit losses. Prior to the adoption of ASU 2016-13 and the Merger on October 1, 2022, we followed investment company accounting and did not provide for allowance for credit losses.
For the year ended December 31, 2023 and the three months ended December 31, 2022, provision for credit losses was $5.1 million and $3.9 million, respectively, primarily as a result of a decline in the fair value of the collateral of a loan due to a decline in the macroeconomic outlook for commercial real estate. For the nine months ended September 30, 2022, there was no provision for credit losses as we followed investment company accounting during that period.
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
For the year ended December 31, 2023, the three months ended December 31, 2022 and the nine months ended September 30, 2022, interest expense on unsecured notes payable was $3.9 million, $0.9 million and $2.3 million, respectively. The increase in interest expense on unsecured notes payable for the year ended December 31, 2023 as compared to the year ended December 31, 2022 was primarily due to amortization of purchase discount recognized in connection with the Merger.
Professional Fees
For the year ended December 31, 2023, the three months ended December 31, 2022 and the nine months ended September 30, 2022, professional fees were $0.7 million, $0.3 million and $1.1 million, respectively. Professional fees for the nine months ended September 30, 2022 included a termination fee incurred in connection with terminating the contract with the transfer agent as a result of the Merger.
Interest Expense on Term Loan
In April 2021, Terra BDC entered into the Credit Agreement with a lender to provide for a delayed draw term loan of $25.0 million. The Term Loan carried interest at a rate equal to 5.625% and was scheduled to mature on April 9, 2025. We also paid, with respect to any unused portion of the Term Loan, a commitment fee of 0.75% per annum. On September 27, 2022, the Credit Agreement was amended to change the scheduled maturity date to July 1, 2023 and remove the make whole premium on voluntary prepayment of the loans as well as to provide consent to the consummation of the Merger and the assumption by Terra LLC of all of the obligations of Terra BDC under the Credit Agreement effective October 1, 2022. On June 30, 2023, we amended the Credit Agreement to extend the scheduled maturity date to March 31, 2024 and increase the rate on which the Term Loan bears interest from a fixed rate of 5.625% per annum to a floating rate based on SOFR plus 7.375% with a SOFR floor of 5.0%.
For the year ended December 31, 2023, the three months ended December 31, 2022 and the nine months ended September 30, 2022, interest expense on the Term Loan was $1.8 million, $0.4 million and $1.1 million, respectively. The increase in interest expense on the Term Loan for the year ended December 31, 2023 as compared to the year ended December 31, 2022 was primarily due to an increase in contractual interest rate, partially offset by a decrease in the weighted average outstanding balance.
Interest Expense From Obligations Under Participation Agreements
For the year ended December 31, 2023 and the three months ended December 31, 2022, there was no interest expense from obligations under participation agreements as the related obligation under participation agreements was extinguished in connection with the Merger. For the nine months ended September 30, 2022, interest expense from obligations under participation agreements was $0.4 million.
Directors’ Fees
For the year ended December 31, 2023 and the three months ended December 31, 2022, there were no directors' fees as we do not have a board of directors. Our sole and managing member, Terra REIT, has been responsible for paying directors' fees to its directors. Prior to the Merger and for the nine months ended September 30, 2022, directors' fees were $0.08 million.

Transaction Costs
For the year ended December 31, 2023 and the three months ended December 31, 2022, there were no transaction costs incurred. For the nine months ended September 30, 2022, transaction costs were $1.5 million, primarily related to transaction costs incurred in connection with the Merger.
Loss From Equity Investment In Unconsolidated Investments
For the year ended December 31, 2023, we recognized a net loss from equity investment in unconsolidated investments of $1.0 million, as a result of depreciation and amortization and interest expense recognized by the joint ventures.
Income Tax Expense
During the third quarter of 2021, Terra BDC formed a taxable REIT subsidiary (“TRS”) to hold two credit facilities. Subsequent to the Merger on October 1, 2022, the TRS became a qualified REIT subsidiary of Terra REIT.
For the year ended December 31, 2023 and the three months ended December 31, 2022, there was no provision for income tax as a TRS has not been utilized subsequent to the Merger. For the nine months ended September 30, 2022, pre-tax income attributable to the TRS was $2.1 million. Based on the effective income tax rate of 28.2%, the provision for income tax for the TRS was $0.6 million.
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
For the year ended December 31, 2023 and the three months ended December 31, 2022, we did not record any unrealized appreciation or depreciation on investments because investments were reported at carrying value subsequent to the Merger (Successor Basis).
For the nine months ended September 30, 2022, we recorded depreciation on investments of $3.4 million, respectively, primarily due to a decrease in the fair value of collateral on loans held for investment as well as an increase in the index rates.
Net (loss) income
For the year ended December 31, 2023 and the three months ended December 31, 2022, the resulting net (loss) income was $(5.6) million and $0.2 million, respectively.
Net Decrease in Net Assets Resulting from Operations
For the nine months ended September 30, 2022, we recorded a net decrease in net assets resulting from operations of $1.7 million. Based on the weighted average shares of common stock outstanding, our per share net decrease in net assets resulting from operations was $0.21.
Terra REIT’s Management Agreement with Terra REIT Advisors

Terra REIT is our parent and sole member. We have entered into a cost sharing arrangement with Terra REIT pursuant to which we will be responsible for our allocable share of Terra REIT’s expenses, including fees paid by Terra REIT to its manager, Terra REIT Advisors. Terra REIT currently pays the following fees to Terra REIT Advisors pursuant to the Management Agreement:

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
Financial Condition, Liquidity and Capital Resources
    We currently generate cash primarily from cash flows from interest, dividends and fees earned from our investments, principal repayments, and proceeds from sales of our investments. Our primary use of cash is for our targeted assets and payments of our expenses.
    We may borrow funds to make investments to the extent we determine that leveraging our portfolio would be appropriate. In February 2021, Terra BDC issued $38.4 million in aggregate principal amount of 7.00% fixed-rate notes due 2026, for net proceeds of $37.2 million after deducting underwriting commissions of $1.2 million. On October 1, 2022 in connection with the Merger, Terra BDC, Terra LLC and U.S. Bank National Association entered into a second supplemental indenture pursuant to which Terra LLC assumed the payment of the notes and the performance of every covenant of the indenture, to be performed or observed by Terra BDC. In April 2021, Terra BDC entered into a Credit Agreement with a lender to provide for a delayed draw term loan of $25.0 million. The Term Loan bore interest at a rate equal to 5.625% and was scheduled to mature on April 9, 2025. On September 27, 2022, the Credit Agreement was amended to change the scheduled maturity date to July 1, 2023 and remove the make whole premium on voluntary prepayment of the loans as well as to provide consent to the consummation of the Merger and the assumption by Terra LLC of all of the obligations of Terra BDC under the Credit Agreement. On June 30, 2023, we amended the Credit Agreement to extend the scheduled maturity date to March 31, 2024 and increase the rate on which the Term Loan bears interest from a fixed rate of 5.625% per annum to a floating rate based on SOFR plus 7.375% with a SOFR floor of 5.0%. In connection with the amendment, we made a $10.0 million repayment on the Term Loan. As of December 31, 2023, the amount outstanding under the Term Loan was $15.0 million.
Certain of our loans provide for commitments to fund the borrower at a future date. As of December 31, 2023, we had one loan with funding commitments of $19.3 million, of which we funded $18.6 million. We do not expect to fund the remaining $0.7 million unfunded commitments to the borrower in the next twelve months as the borrower has not met the requirement for funding.
Cash Flows for the Year Ended December 31, 2023 (Successor Basis)
Operating Activities — For the year ended December 31, 2023, cash provided by operating activities was $2.6 million.
Investing Activities — For the year ended December 31, 2023, cash provided by investing activities was $4.1 million, primarily related to proceeds from repayment of loans of $42.0 million, proceeds from sale of held-to-maturity debt securities of $10.0 million and distributions received from unconsolidated investment of $0.5 million, partially offset by purchase of equity interest in unconsolidated investment of $32.4 million, purchase of held-to-maturity debt securities of $10.0 million, payments for origination and purchase of loans of $5.4 million and payment for marketable securities of $0.5 million.
Financing Activities — For the year ended December 31, 2023, cash used in financing activities was $10.2 million, primarily due to the repayments of borrowings under term loan payable of $10.0 million and payment for financing cost of $0.2 million.
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
The following table presents a summary of such fees and reimbursements in accordance with the terms of the related agreements:

	Year Ended December 31 2023 (1)	Three Months Ended December 31, 2022 (1)	Nine Months Ended September 30, 2022
	(Successor Basis)		(Predecessor Basis)
Amounts Included in the Statements of Operations
Asset management and asset servicing fees	$1,682,414	$395,129	N/A
Base management fees	N/A	N/A	$1,964,830
Reversal of incentive fees on capital gains (2)	N/A	N/A	(102,160)
Operating expense reimbursement to Adviser (3)	1,606,470	371,515	946,934
Servicing fee	N/A	N/A	(121,504)
Origination, extension and disposition fees	602,022	N/A	N/A
_______________

(1)These fees were incurred pursuant to the Cost Sharing Agreement between Terra LLC and Terra REIT.
(2)For the nine months ended September 30, 2022, the Company reversed previously accrued incentive fees on capital gains of $102,160, respectively. Incentive fees on capital gains were based on 20.0% of net realized and unrealized capital gains. No incentive fees on capital gains were actually payable by the Company with respect to unrealized gains unless and until those gains were realized.
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
Allowance for Credit Losses
On January 1, 2023, we adopted the provisions of ASU 2016-13, which requires entities to recognize credit losses on financial instruments based on an estimate of current expected credit losses. The CECL model requires the consideration of possible credit losses over the life of an instrument as opposed to estimating credit losses upon the occurrence of an actual loss event under the previous “incurred loss” methodology.
We use a model based approach for estimating the allowance for credit losses on performing loans on a collective basis, including future funding commitments for which we do not have the unconditional right to cancel, as these loans share similar risk characteristics. We utilize information obtained from internal and external sources relating to past events, current economic conditions and reasonable and supportable forecasts about the future to determine the expected credit losses for our loan portfolio. We utilize a commercial mortgage based, third-party loan loss model and because we do not have a meaningful history of realized credit losses on our loan portfolio, we subscribe to a database service to provide historical proxy loan loss information. We employ logistic regression to forecast expected losses at the loan level based on a commercial real estate loan securitization database that contains activity dating back to 1998. We have chosen to incorporate a weighted average macroeconomic forecast that encompasses baseline, optimistic and pessimistic scenarios, into our allowance for credit losses on performing loans estimate during the reasonable and supportable forecast period which is currently eight quarters. We select certain economics variables from a group of independent variables such as Commercial Real Estate Price Index, unemployment and interest rate which are included in the model as part of macroeconomic forecast and updated regularly based on current economic trends. The specific loan level information input into the model includes loan-to-value and debt service coverage ratio metrics, as well as principal balances, property type, location, coupon rate, coupon rate type, original or remaining term, expected repayment dates and contractual future funding commitments. Based on the inputs, the loan loss model determines a loan loss rate through the generation of a probability of default (PD) and loss given default (LGD) for each loan. The allowance for credit losses on performing loans is then calculated by applying the loan loss rate to the total outstanding loan balance of each loan. These results require a significant amount of judgment applied in selecting inputs and analyzing the results produced by the models to determine the allowance for credit losses. Changes in such estimates can significantly affect the expected credit losses.
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
As of December 31, 2023, we had two variable rate investments with an aggregate principal balance of $43.1 million that are indexed to SOFR or Term SOFR and are subject to an applicable index floor. The following table summarizes estimated changes in investment income on variable rate investments as of December 31, 2023 assuming hypothetical increases or decreases in the applicable index rates:

	1.00% Decrease	1.00% Increase
Investment income from variable rate investments	$419,425	$(419,425)
We may hedge against interest rate and currency exchange rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. For the years ended December 31, 2023 and 2022, we did not engage in interest rate hedging activities.
Item 8. Financial Statements and Supplementary Data.
Our financial statements are annexed to this Annual Report on Form 10-K beginning on page F-1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
    None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
    As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including both the Chief Executive Officer and Chief Investment Officer and the Chief Financial Officer of our sole and managing member, Terra REIT, performing functions equivalent to those a principal executive officer and principal financial officer of our company would perform if we had any officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
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
Under the supervision and with the participation of our management, including both the Chief Executive Officer and Chief Investment Officer and the Chief Financial Officer of our sole and managing member, Terra REIT, performing functions equivalent to those a principal executive officer and principal financial officer of our company would perform if we had any officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated

Framework (2013). Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of the end of the fiscal year covered by this Annual Report on Form 10-K.
The rules of the SEC do not require, and this Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.
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

Item 14. Principal Accountant Fees and Services.

On October 1, 2022, pursuant to the terms of the Merger Agreement, Terra BDC merged with and into us, with us continuing as the surviving entity of the Merger and as a wholly owned subsidiary of Terra REIT. We do not have a board of directors and Terra REIT is our sole and managing member. For the years ended December 31, 2023 and 2022, KPMG LLP (“KPMG”) served as our independent auditor and provided certain tax and other services. The Audit Committee of Terra REIT (the “Terra REIT Audit Committee”) currently anticipates that it will engage KPMG as our independent auditor to audit our consolidated financial statements for the year ended December 31, 2024, subject to agreeing on fee estimates for the audit work. The Terra REIT Audit Committee reserves the right, however, to select a new auditor at any time in the future in its discretion. Any such decision would be disclosed to Terra REIT’s stockholders in accordance with applicable securities laws, except that the applicable policies for the periods prior to the closing of the Merger on October 1, 2022 were the policies of Terra BDC which were substantially similar to the policies of Terra REIT and were administered by the audit committee of the Terra BDC Board during such periods.
Audit Fees
The following table displays fees for professional services by KPMG:

	Years Ended December 31,
	2023	2022
Audit Fees	$303,000	$378,600
Audit-Related Fees	—	—
Tax Fees	3,476	44,227
All Other Fees	—	—
Total	$306,476	$422,827
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
Pre-Approval Policies
Terra REIT has established a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by our independent auditor. Pursuant to this policy, the Terra REIT Audit Committee will pre-approve the audit and non-audit services performed by our independent auditor in order to assure that the provision of such services does not impair the auditor’s independence. Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Terra REIT Audit Committee for specific pre-approval in accordance with the pre-approval policy, irrespective of the amount of fees associated with such services, and cannot commence until such approval has been granted. Normally, pre-approval is provided at the regularly scheduled meetings of the Terra REIT Audit Committee. However, the Terra REIT Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated must report any pre-approval decisions to the Terra REIT Audit Committee at its next scheduled meeting. The Terra REIT Audit Committee does not delegate its responsibilities to pre-approve services performed by our independent auditor to management. All services rendered by KPMG for the years ended December 31, 2023 and 2022 were pre-approved in accordance with the policies set forth above.

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

10.1
Waiver and Amendment No. 2 to Credit Agreement, dated June 30, 2023, among Terra Income Fund 6, LLC, Eagle Point Credit Management, LLC, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 11, 2023.)

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

Report of Independent Registered Public Accounting Firm
To the Member
Terra Income Fund 6, LLC:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated financial statements and the related notes and financial statement schedule IV (collectively, the consolidated financial statements) of Terra Income Fund 6, LLC and subsidiaries, successor to Terra Income Fund 6, Inc. and subsidiaries (collectively, the Company) as listed in the accompanying index. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022 (Successor Basis), and the results of its operations and its cash flows for the year ended December 31, 2023 (Successor Basis), the three- month period ended December 31, 2022 (Successor Basis), and the nine-month period ended September 30, 2022 (Predecessor Basis), in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for credit Losses as of January 1, 2023 due to the adoption of FASB Accounting Standard Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

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

Allowance for Credit Losses on Performing Loans

As discussed in Notes 2 and 3 to the consolidated financial statements, on January 1, 2023, the Company adopted the provisions of ASC 326, Financial Instruments—Credit Losses. The Company’s collective allowance for credit losses (ACL) on performing loans held for investment and performing loans held for investment acquired through participation interest (collectively, the ACL on performing loans) was $661,422 as of January 1, 2023. The Company’s ACL on performing loans totaled $469,011 as of December 31, 2023. The Company uses a model based approach for estimating the ACL on performing loans, including future funding commitments for which the Company does not have the unconditional right to cancel, as these loans share similar risk characteristics. The Company utilizes a commercial mortgage based, third-party loan loss model and because the Company does not have a meaningful history of realized credit losses on its loan portfolio, it subscribes to a database service to provide historical proxy loan loss information back to 1998. The Company has chosen to incorporate a weighted average macroeconomic forecast that encompasses baseline, optimistic and pessimistic scenarios, into its ACL on performing loans estimate during the reasonable and supportable forecast period which is currently eight quarters. Based on loan-level inputs and selection of macroeconomic forecasts and certain economics variables, the loan loss model determines a loan loss rate through the generation of probability of default and loss given default for each loan. The determination of the ACL on performing loans considers historical loss information and current economic conditions for each loan, reversion period, and reasonable and supportable forecasts about the future. The ACL on performing loans is then calculated by applying the loan loss rate to the total outstanding balance of each loan. The Company also performs a qualitative assessment and applies qualitative adjustments as necessary, usually due to limitations of the loan loss model.

We identified the assessment of the January 1, 2023 and the December 31, 2023 ACL on performing loans as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the January 1, 2023 and the December 31, 2023 ACL on performing loans due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the ACL on performing loans methodology, including the loan loss model, used to estimate expected credit losses and the significant assumptions that include the (1) selection and weighting of macroeconomic forecast scenarios, (2) selection of certain economic variables, (3) reasonable and supportable forecast period, (4) reversion period, and (5) period of historical loss information.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the Company’s process to develop the January 1, 2023 and the December 31, 2023 ACL on performing loans estimate by testing and evaluating the relevance and reliability of certain sources of data and assumptions that the Company used. We involved our credit risk professionals with specialized skills and knowledge to assist with:

•Evaluating the ACL on performing loans methodology for compliance with U.S. generally accepted accounting standards

•Assessing the conceptual soundness of the loan loss model by inspecting underlying documentation to determine whether the model is suitable for its intended use

•Evaluating the selection and weighting of the macroeconomic scenarios and the selection of certain economic variables used by comparing them to the Company's business environment and relevant industry practices

•Evaluating the length of the period from which historical loss information was used, the reasonable and supportable forecast period, and the reversion period by comparing to specific portfolio risk characteristics and trends

•Assessing the relevance of the proxy data by comparing to Company and specific portfolio risk characteristics.

We have served as the Company’s auditor since 2016.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.
New York, New York
March 15, 2024

Terra Income Fund 6, LLC
Consolidated Balance Sheets (Successor Basis)

	December 31,
	2023	2022
Assets
Cash and cash equivalents	$3,193,078	$6,524,596
Restricted cash	106,918	215,357
Loans held for investment, net of allowance for credit losses of $469,011 and none	60,458,534	79,082,650
Loans held for investment acquired through participation, net of allowance for credit losses of $9,234,320 and $3,937,050	17,884,930	42,330,376
Equity investment in unconsolidated investment	40,431,710	10,013,691
Marketable securities	507,266	—
Interest receivable	1,241,308	1,441,044
Prepaid expenses and other assets	515,407	177,240
Total assets	$124,339,151	$139,784,954
Liabilities and Equity
Liabilities:
Unsecured notes payable, net of purchase discount	35,213,543	34,042,904
Term loan payable, net of deferred financing cost	14,948,604	25,000,000
Interest reserve and other deposits held on investments	106,918	215,357
Other liabilities	410,075	252,045
Accrued expenses	254,716	582,816
Total liabilities	50,933,856	60,093,122
Commitments and contingencies (See Note 7)
Equity:
Managing member	73,405,295	79,691,832
Total equity	73,405,295	79,691,832
Total liabilities and equity	$124,339,151	$139,784,954

See notes to consolidated financial statements.

Terra Income Fund 6, LLC
Consolidated Statement of Operations (Successor Basis)

	Year Ended December 31, 2023	Three Months Ended December 31, 2022
Revenues
Interest income	$10,226,670	$6,600,064
Dividend and other income	87,625	5,862
	10,314,295	6,605,926
Operating expenses
Asset management and asset servicing fees paid/payable to Terra REIT (1)	1,682,414	395,129
Operating expense reimbursement to Terra REIT (1)	1,606,470	371,515
Provision for credit losses	5,113,660	3,937,050
Professional fees	711,754	324,599
Insurance expense	125,334	78,501
General and administrative	30,855	—
	9,270,487	5,106,794
Operating income	1,043,808	1,499,132
Other income and expenses
Unrealized loss on investments, net	(18,601)	—
Realized loss on investments, net	(12,512)	—
(Loss) income from equity investment in unconsolidated investments	(1,004,325)	13,691
Interest expense on unsecured notes payable	(3,856,889)	(944,466)
Interest expense on term loan	(1,776,596)	(359,375)
	(6,668,923)	(1,290,150)
Net (loss) income	$(5,625,115)	$208,982
______________
(1)Fees were paid and payable, and expenses were reimbursed, to Terra Property Trust, Inc. (“Terra REIT”) pursuant to a cost sharing agreement with Terra REIT (Note 5).

See notes to consolidated financial statements.

Terra Income Fund 6, LLC
Consolidated Statement of Operations (Predecessor Basis)

Nine Months Ended September 30, 2022

Investment income
Interest income	$11,648,944
Dividend and other income	62,821
Total investment income	11,711,765
Operating expenses
Base management fees	1,964,830
Reversal of incentive fees on capital gains (1)	(102,160)
Operating expense reimbursement to Adviser (Note 5)	946,934
Reversal of servicing fees (Note 2, Note 5)	(121,504)
Interest expense on unsecured notes payable	2,299,538
Professional fees	1,139,775
Interest expense from obligations under participation agreements (Note 5)	433,622
Interest expense on term loan	1,101,797
Directors’ fees	84,378
Insurance expense	190,293
Transaction costs	1,459,762
General and administrative expenses	76,625
Total operating expenses	9,473,890
Net investment income before income taxes	2,237,875
Income tax expense	605,787
Net investment income	1,632,088
Net change in unrealized depreciation on investments	(3,444,211)
Net change in unrealized depreciation on obligations under participation agreements	42,128
Net realized gain on investments	55,783
Net decrease in net assets resulting from operations	$(1,714,212)

Per common share data:
Net investment income per share	$0.20
Net decrease in net assets resulting from operations per share	$(0.21)
Weighted average common shares outstanding	8,110,351
_______________
(1)For the nine months ended September 30, 2022, the Company reversed previously accrued incentive fees on capital gains of $102,160. Incentive fees on capital gains were based on 20% of net realized and unrealized capital gains. No incentive fees on capital gains were actually payable by the Company with respect to unrealized gains unless and until those gains were realized.
See notes to consolidated financial statements.

Terra Income Fund 6, LLC
Consolidated Statement of Changes in Member’s Capital (Successor Basis)

	Managing Member	Total
Balance, January 1, 2023	$79,691,832	$79,691,832
Cumulative effect of adoption of credit loss accounting standard effective January 1, 2023 (Note 2)	(661,422)	(661,422)
Net loss	(5,625,115)	(5,625,115)
Balance, December 31, 2023	$73,405,295	$73,405,295

	Managing Member	Total
Balance, October 1, 2022	$69,754,081	$69,754,081
Contribution	6,131,528	6,131,528
Purchase price adjustment in connection with the Merger (Note 5)	3,597,241	3,597,241
Net income	208,982	208,982
Balance, December 31, 2022	$79,691,832	$79,691,832

See notes to consolidated financial statements.

Terra Income Fund 6, LLC
Consolidated Statement of Changes in Net Assets (Predecessor Basis)

Nine Months Ended September 30, 2022
Operations
Net investment income	$1,632,088
Net change in unrealized depreciation on investments	(3,444,211)
Net change in unrealized depreciation on obligations under participation agreements	42,128
Net realized gain on investments	55,783
Net decrease in net assets resulting from operations	(1,714,212)
Stockholder distributions
Distributions from return of capital	(789,506)
Distributions from net investment income	(1,970,476)
Net decrease in net assets resulting from stockholder distributions	(2,759,982)
Capital share transactions
Reinvestment of stockholder distributions	641,631
Net increase in net assets resulting from capital share transactions	641,631
Net decrease in net assets	(3,832,563)
Net assets, at beginning of period	73,586,644
Net assets, at end of period	$69,754,081

Capital share activity
Shares outstanding, at beginning of period	8,078,627
Shares issued from reinvestment of stockholder distributions	70,684
Shares outstanding, at end of period	8,149,311

See notes to consolidated financial statements.

Terra Income Fund 6, LLC
Consolidated Statement of Cash Flows (Successor Basis)

	Year Ended December 31, 2023	Three Months Ended December 31, 2022

Cash flows from operating activities:
Net (loss) income	$(5,625,115)	$208,982
Adjustments to reconcile net income from operations to net cash provided by (used in) operating activities:
Provision for credit losses	5,113,660	3,937,050
Amortization of premiums and discounts on investments	997,409	(3,225,285)
Amortization and accretion of investment-related fees, net	(317,918)	(71,800)
Amortization of discount on debt	1,170,639	272,904
Amortization of deferred financing costs	98,604	—
Loss (income) from equity investment in unconsolidated investments	1,531,323	(13,691)
Realized loss on investments, net	12,512	—
Unrealized loss on investments, net	18,601	—
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable	199,736	(74,000)
Increase in prepaid expenses and other assets	(338,167)	(121,775)
Decrease in interest reserve and other deposits held on investments	(108,439)	(45,257)
Decrease in accrued expenses	(328,100)	(141,459)
Decrease in due to Adviser, net	—	(682,541)
Decrease in interest payable from obligations under participation agreements	—	(53,186)
Increase (decrease) in other liabilities	149,229	(135,401)
Net cash provided by (used in) operating activities	2,573,974	(145,459)
Cash flows from investing activities:
Repayment of loans	42,001,868	615
Purchase of equity interest in unconsolidated investment	(32,421,342)	(10,000,000)
Purchase of held-to-maturity debt securities	(10,012,512)	—
Proceeds from redemption of held-to-maturity debt securities	10,000,000	—
Origination and purchase of loans	(5,378,078)	(7,697,768)
Purchase of marketable securities	(525,867)	—
Distributions received from equity investment in unconsolidated investments	472,000	—
Net cash provided by (used in) investing activities	4,136,069	(17,697,153)
Cash flows from financing activities:
Repayments of borrowings under term loan payable	(10,000,000)	—
Payment of financing costs	(150,000)	—
Net cash used in financing activities	(10,150,000)	—
Net decrease in cash, cash equivalents and restricted cash	(3,439,957)	(17,842,612)
Cash, cash equivalents and restricted cash, at beginning of period	6,739,953	24,582,565
Cash, cash equivalents and restricted cash, at end of period (Note 2)	$3,299,996	$6,739,953

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,462,846	$1,084,124
Income taxes paid	$207,156	$128,114

Supplemental non-cash information:
Loan contributed by Terra Property Trust, Inc.	$—	$6,131,528
Settlement of a mezzanine loan accounted for as an equity investment in exchange for equity interest in a joint venture that owns real estate (Note 3)	$10,149,642	$—

See notes to consolidated financial statements.

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
See notes to consolidated financial statements.

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
Terra BDC was incorporated under the general corporation laws of the State of Maryland on May 15, 2013. Terra BDC elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). On September 29, 2022, Terra BDC withdrew its election to be regulated as a BDC. Terra BDC was an externally managed, non-diversified, closed-end management investment company that elected to be taxed and qualified annually thereafter, as a real estate investment trust (“REIT”) for U.S. federal income tax purposes under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Subsequent to the Merger, Terra LLC’s sole and managing member is responsible for paying tax, if any, on the Company’s taxable income.
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
In February 2021, Terra BDC issued $38.4 million in aggregate principal amount of 7.00% fixed-rate notes due 2026, for net proceeds of $37.2 million, after deducting underwriting commissions of $1.2 million, see “Unsecured Senior Notes” in Note 6 for more information.
The Company is a wholly owned subsidiary of Terra REIT, and its investment objective is to provide attractive risk-adjusted returns to Terra REIT’s stockholders, primarily through Terra REIT’s regular distributions. The Company originates, invests in and manages a diverse portfolio of real estate-related investments that generate a stable income stream. The Company directly originates, structures and underwrites most, if not all, of its loans, as it believes that doing so will provide it with the best opportunity to invest in loans that satisfy its standards, establish a direct relationship with the borrower and optimize the terms of its investments; however, the Company may acquire existing loans from the originating lender should its adviser determine such an investment is in its best interest. The Company may hold its investments until their scheduled maturity dates or may sell them if the Company is able to command favorable terms for their disposition. The Company may seek to realize growth in the value of its investments by timing their sale to maximize value.
The Company may also make strategic non-real estate-related investments that align with its investment objectives and criteria.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying annual consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and include the accounts of the Company and its consolidated subsidiaries. The accompanying annual consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-K and Articles 6 or 10 of Regulation S-X. Prior to the Merger, Terra BDC operated as and met the criteria of an investment company, as defined under U.S. GAAP, and applied accounting and reporting guidance in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 946, Financial Services — Investment Companies (the “Predecessor Basis”). As a result of the Merger, Terra LLC has not met the requirements to be classified as an investment company since October 1, 2022. As such, Terra LLC is an operating company and reports its investments at historical cost (the “Successor Basis”). The consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the

Notes to Consolidated Financial Statements
results of operations and financial condition as of and for the periods presented. The consolidated financial statements for the nine months ended September 30, 2022 reflect Terra BDC’s financial results as an investment company. The consolidated financial statements as of and for the year ended December 31, 2023, and as of and for the three months ended December 31, 2022, reflect Terra LLC’s financial results as an operating company.
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
    The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s consolidated balance sheets to the total amount shown in its statements of cash flows:

	December 31, 2023	December 31, 2022	September 30, 2022
Cash and cash equivalents	$3,193,078	$6,524,596	$24,321,951
Restricted cash	106,918	215,357	260,614
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$3,299,996	$6,739,953	$24,582,565
Loans Held for Investment
The Company originates, acquires, and structures, or acquires through participations, real estate-related loans generally to be held to maturity (collectively the “loans”). Loans held for investment are carried at the principal amount outstanding, adjusted for the accretion of discounts on investments and exit fees, and the amortization of premiums on investments and origination fees. The Company’s preferred equity investments, which are economically similar to mezzanine loans and subordinate to any loans but senior to common equity, are accounted for as loans held for investment. Loans are carried at amortized cost less allowance for credit losses. Amortized cost is the amount at which a financing receivable or a loan is originated or acquired, adjusted for accretion, or amortization of premium, discount, and net deferred fees or costs, collection of cash and write-offs.
Prior to the Merger and under Predecessor Basis of accounting, the Company’s investments were reported at fair value, with the changes in fair value recorded as changes in unrealized gains or losses on investments in the consolidated statements of operations.

Notes to Consolidated Financial Statements
Allowance for Credit Losses
On January 1, 2023, the Company adopted the provisions of ASC 326, Financial Instruments – Credit Losses. ASC 326 mandates the use of a current expected credit loss (“CECL”) methodology for estimating future credit losses of certain financial instruments measured at amortized cost, instead of the “incurred loss” methodology previously required under U.S. GAAP. The CECL methodology requires the consideration of possible credit losses over the life of an instrument as opposed to estimating credit losses upon the occurrence of an actual loss event under the previous “incurred loss” methodology. As permitted by ASC 326, the Company elected not to measure an allowance for credit losses on accrued interest receivable (which is presented separately on the consolidated balance sheet), but rather write off in a timely manner by reversing interest income that would likely be uncollectible. The Company’s adoption of the ASC 326 resulted in a $0.7 million increase to total reserve, including reserve on future funding commitments, which was recognized as a cumulative-effect adjustment to member’s capital as of January 1, 2023. Subsequent to the adoption of the CECL methodology, any increase or decrease to the allowance for credit losses is recorded in earnings on the consolidated statement of operations.
Performing Loans
The Company uses a model based approach for estimating the allowance for credit losses on performing loans on a collective basis, including future funding commitments for which the Company does not have the unconditional right to cancel, as these loans share similar risk characteristics. The Company utilizes information obtained from internal and external sources relating to past events, current economic conditions and reasonable and supportable forecasts about the future to determine the expected credit losses for its loan portfolio. The Company utilizes a commercial mortgage based, third-party loan loss model and because the Company does not have a meaningful history of realized credit losses on its loan portfolio, it subscribes to a database service to provide historical proxy loan loss information. The Company employs logistic regression to forecast expected losses at the loan level based on a commercial real estate loan securitization database that contains activity dating back to 1998. The Company has chosen to incorporate a weighted average macroeconomic forecast that encompasses baseline, optimistic and pessimistic scenarios, into its allowance for credit losses on performing loans estimate during the reasonable and supportable forecast period which is currently eight quarters. The Company selects certain economics variables from a group of independent variables such as Commercial Real Estate Price Index, unemployment and interest rate which are included in the model as part of macroeconomic forecast and updated regularly based on current economic trends. For the year ended December 31, 2023, adjustments to the weights ascribed to the multiple macroeconomic forecast scenarios were made in response to changes in expectations of macroeconomic conditions such as inflation and interest rates. The specific loan level information input into the model includes loan-to-value and debt service coverage ratio metrics, as well as principal balances, property type, location, coupon rate, coupon rate type, original or remaining term, expected repayment dates and contractual future funding commitments. Based on the inputs, the loan loss model determines a loan loss rate through the generation of a probability of default (PD) and loss given default (LGD) for each loan. The allowance for credit losses on performing loans is then calculated by applying the loan loss rate to the total outstanding loan balance of each loan. These results require a significant amount of judgment applied in selecting inputs and analyzing the results produced by the models to determine the allowance for credit losses. Changes in such estimates can significantly affect the expected credit losses.
Beyond the Company’s reasonable and supportable forecast period, the Company reverts to historical loss information on a straight-line basis over the remaining contractual loan term, taken from a period that most accurately reflects the expectation of conditions expected to exist during the period of reversion. The Company may adjust historical loss information for differences in risk that may not reflect the characteristics of its current portfolio, including but not limited to, loan-to-value and debt service coverage ratios, among other relevant factors. The method of reversion selected represents the best estimate of the collectability of the investments and is reevaluated each reporting period.
The determination of the performing loans credit loss estimate considers historical loss information and current economic conditions for each loan, reversion period and reasonable and supportable forecasts about the future. The reasonable and supportable forecast period is determined based on the Company’s assessment of the most likely scenario of assumptions and plausible outcomes for the U.S. economy. The Company regularly evaluates the reasonable and supportable forecast period to determine if a change is needed.
The Company also performs a qualitative assessment and applies qualitative adjustments as necessary, usually due to limitations of the loan loss model. The Company’s qualitative analysis includes a review of data that may directly impact its estimates including internal and external information about the loan or property including current market conditions, asset specific conditions, property operations or borrower/sponsor details (i.e., refinance, sale, bankruptcy) which allows the Company to determine the amount of the expected loss more accurately and reasonably for these investments. The Company also evaluates the contractual life of its loans to determine if changes are needed for certain contractual extension options, renewals, modifications, and prepayments.

Notes to Consolidated Financial Statements
Unfunded Commitments
Some of the Company’s performing loans include commitments to fund incremental proceeds to the borrowers over the life of the loan and these unfunded commitments are also subject to the CECL methodology because the Company does not have an unconditional right to cancel such commitments. The allowance for credit losses related to unfunded commitments is recorded as a component of other liabilities on the Company’s consolidated balance sheets. This allowance for credit losses is estimated using the same method outlined above for the Company’s outstanding performing loan balances and increases or decreases are also recorded in earnings on the consolidated statements of operations.
Non-Performing Loans
During the loan review process, if the Company determines that it is not able to collect all amounts due for both principal and interest according to the contractual terms of a loan, the Company considers that loan non-performing. For all non- performing loans, such as those in default, collateral-dependent or modified loans, including historical troubled debt restructurings, the Company removes these loans from the industry loss rate approach described above and analyzes them separately. The credit loss reserve for these loans is calculated as any excess of the amortized cost of the loan over (i) the present value of expected future cash flows discounted at the appropriate discount rate or (ii) the fair value of collateral, if repayment is expected solely from the collateral.
As discussed below in Recent Accounting Pronouncements, the Company adopted the provisions of Accounting Standards Update (“ASU”) 2022-02 Financial Instruments—Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”) concurrently with the adoption of CECL on January 1, 2023, prospectively.
Allowance for Loan Losses Prior to 2023
Prior to the adoption of the CECL methodology on January 1, 2023, the Company recorded an allowance for loan losses using the incurred loss methodology equal to (i) 1.5% of the aggregate carrying amount of loans rated as a “4”, plus (ii) 5% of the aggregate carrying amount of loans rated as a “5”, plus (iii) non-performing loan reserves, if any.
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
Equity Investment in Unconsolidated Investments
The Company accounts for its equity interests in unconsolidated investments under the equity method of accounting, i.e., at cost, increased or decreased by its share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting.
The Company evaluates its equity investment unconsolidated investments on a periodic basis to determine if there are any indicators that the value of its equity investments may be impaired and whether or not that impairment is other-than-temporary. To the extent an impairment has occurred and is determined to be other-than-temporary, the Company measures the charge as the excess of the carrying value of its investment over its estimated fair value, which is determined by calculating its share of the estimated fair market value of the underlying net assets based on the terms of the applicable partnership or joint venture agreements.
Held-to-Maturity Debt Securities
The Company classifies debt securities for which it has both the positive intent and ability to hold until maturity of the security as held-to-maturity debt securities. These securities are recorded at amortized cost with changes in amortized cost recognized in earnings until realized. Held-to-maturity debt securities are subject to the allowance for credit losses described above.

Notes to Consolidated Financial Statements
Marketable Securities
From time to time, the Company may invest in short term debt. These securities are classified as available-for-sale securities and are carried at fair value. Changes in the fair value of debt securities are reported in other comprehensive income until a gain or loss on the securities is realized.
Revenue Recognition
    Revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
    Interest Income: Interest income is accrued based upon the outstanding principal amount and contractual terms of the loans and preferred equity investments that the Company expects to collect, and it is accrued and recorded on a daily basis. Discounts and premiums on investments purchased are accreted or amortized over the expected life of the respective loan using the effective yield method, and are included in interest income in the consolidated statements of operations. Loan origination fees and exit fees, net of portions attributable to obligations under participation agreements, if any, are capitalized and amortized or accreted to interest income over the life of the investment using the effective yield method. Outstanding interest receivable is assessed for recoverability. The Company generally reverses the accrued and unpaid interest against interest income and no longer accrues for the interest when, in the opinion of the Manager, recovery of income and principal becomes doubtful. Interest is then recorded on the basis of cash received until accrual is resumed when the loan becomes contractually current and performance is demonstrated. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability.
    The Company may hold loans in its portfolio that contain paid-in-kind (“PIK”) interest provisions. The PIK interest, which represents contractually deferred interest that is added to the principal balance that is due at maturity, is recorded on the accrual basis.
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
Stockholder Dividends and Distributions
Dividends and distributions to stockholders, which were determined in accordance with federal income tax regulations, were recorded on the declaration date. The amount to be paid out as a dividend or distribution was approved by the Terra BDC Board. Net realized capital gains, if any, were generally distributed or deemed distributed at least annually. Terra BDC adopted an “opt in” distribution reinvestment plan (“DRIP”) pursuant to which its stockholders could have elected to have the full amount of stockholders’ cash distributions reinvested in additional shares of Terra BDC’s common stock, par value $0.001 per share (“Terra BDC Common Stock”). Participants in the DRIP were free to elect to participate or terminate participation in the plan within a reasonable time as specified in the plan. Pursuant to the DRIP, shares were issued at a price equal to Terra BDC’s most recently disclosed net asset value (“NAV”) per share of Terra BDC Common Stock immediately prior to the applicable distribution payment date. In connection with the Merger, the DRIP was terminated and Terra REIT will make monthly distributions to stockholders. On January 20, 2023, the Terra REIT Board adopted a distribution reinvestment plan (the “Plan”), pursuant to which Terra REIT’s stockholders may elect to reinvest cash distributions payable by Terra REIT in additional shares of its Class A Common Stock, par value $0.01 per share, and Class B Common Stock, par value $0.01 per share (“Class B Common Stock”), at the price per share determined pursuant to the Plan.
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

Notes to Consolidated Financial Statements
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
In connection with the Merger, the Investment Advisory Agreement was terminated and the Company no longer pays any fees to the Adviser. Management fees are now payable by Terra REIT pursuant to its management agreement with the REIT Manager. Terra LLC and Terra REIT have entered into a cost sharing and reimbursement agreement (the “Cost Sharing Agreement”) pursuant to which Terra LLC will be responsible for its allocated share of Terra REIT’s expenses, including fees paid by Terra REIT to the REIT Manager.
Servicing Fee
Terra BDC paid selected dealers a servicing fee at an annual rate of 0.75% of the most recently published NAV per share, excluding shares sold through the DRIP, in exchange for providing certain administrative support services (Note 5) to stockholders such as establishing and maintaining stockholder accounts, customer service support and assisting stockholders in changing account options, account designations and account addresses. The servicing fee was recorded as expense on the consolidated statements of operations in the period in which it was incurred. In connection with the Merger, the Servicing Plan (as defined below) was terminated and the servicing fee is no longer payable.
Income Taxes
Terra BDC elected to be taxed as a REIT under the Code commencing with its short taxable year beginning October 1, 2018 and ending December 31, 2018. In order to qualify as a REIT, Terra BDC was required, among other things, to distribute dividends equal to at least 90% of its REIT net taxable income to the stockholders annually and meet certain tests regarding the nature of its income and assets. As a REIT, Terra BDC was not subject to U.S. federal income taxes on income and gains distributed to the stockholders as long as certain requirements were satisfied, principally relating to the nature of income and the level of distributions, as well as other factors. For the nine months ended September 30, 2022, Terra BDC satisfied all the requirements for a REIT. Subsequent to the Merger, Terra REIT, the sole and managing member of Terra LLC, will be responsible for paying tax, if any, on the Company’s taxable income.
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
Terra BDC did not have any uncertain tax positions that met the recognition or measurement criteria under accounting for income taxes, nor did Terra BDC have any unrecognized tax benefits as of the periods presented herein. Terra BDC recognized interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its statements of operations. For the nine months ended September 30, 2022, Terra BDC did not incur any interest or penalties. Terra BDC’s 2020-2023 federal tax years remain subject to examination by the Internal Revenue Service and the state department of revenue.
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

Notes to Consolidated Financial Statements
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
London Interbank Offered Rate (“LIBOR”) is a benchmark interest rate referenced in a variety of agreements that are used by all types of entities. In July 2017, the U.K. Financial Conduct Authority, which regulates the LIBOR administrator, ICE Benchmark Administration Limited (“IBA”), announced that it would cease to compel banks to participate in setting LIBOR as a benchmark by the end of 2021, which was subsequently delayed to June 30, 2023. In March 2020, the FASB issued ASU. 2020-04, Reference Rate Reform (Topic 848) — Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition (“ASU 2021-01”). As of December 31, 2023, all of the Company’s floating rate loans and related financings have transitioned to the applicable replacement benchmark rate, or reference a benchmark rate that is not expected to be replaced.
In March 2022, the FASB issued ASU 2022-02, Financial Instruments—Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 eliminates troubled debt restructuring guidance for organizations that adopted the amendments in ASU 2016-13 while providing for additional disclosures for loan modifications. ASU 2022-02 also amends the vintage disclosure guidance for public business entities. The Company adopted the provisions of ASU 2022-02 concurrently with the adoption of ASU 2016-13. The adoption of ASU 2022-02 did not have any material impact on the Company’s financial condition and results of operations.
Note 3. Loans Held for Investment
The Company elected the practical expedient under ASC 326 to exclude accrued interest from amortized cost. As of December 31, 2023 and 2022, accrued interest receivable of $1.2 million and $1.4 million, respectively, is included in interest receivable on the consolidated balance sheets, and is excluded from the amortized cost of loans held for investment.
Portfolio Summary
The following table provides a summary of the Company’s loan portfolio:

	December 31, 2023			December 31, 2022
	Fixed Rate	Floating Rate (1)(3)	Total	Fixed Rate	Floating Rate (2)(3)	Total
Number of loans	4	2	6	6	3	9
Principal balance	$44,377,373	$43,059,173	$87,436,546	$61,913,795	$61,826,028	$123,739,823
Carrying value	$44,528,468	$33,814,996	$78,343,464	$62,781,893	$58,631,133	$121,413,026
Fair value	$44,313,689	$34,214,046	$78,527,735	$62,035,611	$58,244,737	$120,280,348
Weighted-average coupon rate	13.7%	16.6%	15.1%	14.1%	14.4%	14.2%
Weighted-average remaining term (years)	0.76	1.10	0.87	0.86	0.77	0.80
_______________
(1)As of December 31, 2023, these loans pay a coupon rate of Secured Overnight Financing Rate (“SOFR”) or forward-looking term rate based on SOFR (“Term SOFR”), as applicable, plus a fixed spread. Coupon rates shown were determined using average SOFR and Term SOFR of 5.3% and 5.4%, respectively.
(2)As of December 31, 2022, these loans paid a coupon rate of LIBOR or average SOFR, as applicable, plus a fixed spread. Coupon rates shown were determined using LIBOR of 4.4% and average SOFR of 4.1%.
(3)As of December 31, 2023 and 2022, two and three loans, respectively, were subject to a LIBOR, SOFR or Term SOFR floor, as applicable.

Notes to Consolidated Financial Statements
Lending Activities
The following tables present the activities of the Company’s loan portfolio for the year ended December 31, 2023 and the three months ended December 31, 2022:

	Loans Held for Investment	Loans Held for Investment through Participation Interests	Total
Balance, January 1, 2023	$79,082,650	$42,330,376	$121,413,026
Cumulative effect of adoption of credit loss accounting standard effective January 1, 2023 (Note 2)	(593,040)	—	(593,040)
New loans made	4,183,830	1,194,248	5,378,078
Principal repayments received	(21,655,810)	(20,346,058)	(42,001,868)
Net amortization of premiums on loans	(915,998)	(81,411)	(997,409)
Accrual, payment and accretion of investment-related fees and other, net	232,871	85,047	317,918
Reversal of (provision for) credit losses	124,031	(5,297,272)	(5,173,241)
Balance, December 31, 2023	$60,458,534	$17,884,930	$78,343,464

	Loans Held for Investment	Loans Held for Investment through Participation Interests	Total
Balance, October 1, 2022	$76,311,192	$36,738,949	$113,050,141
Purchase discounts	1,251,334	54,363	1,305,697
New loans made	1,709,862	5,987,906	7,697,768
Principal repayments received	(615)	—	(615)
Net amortization of discounts on loans	(280,076)	3,505,361	3,225,285
Accrual, payment and accretion of investment-related fees and other, net	90,953	(19,153)	71,800
Provision for loan losses	—	(3,937,050)	(3,937,050)
Balance, December 31, 2022	$79,082,650	$42,330,376	$121,413,026
Portfolio Information
    The tables below detail the types of loans in the Company’s loan portfolio, as well as the property type and geographic location of the properties securing these loans:

	December 31, 2023			December 31, 2022
Loan Structure	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
Preferred equity investments	$63,186,546	$63,648,991	81.3%	$58,823,211	$59,521,319	49.0%
First mortgages	21,250,000	21,462,500	27.4%	41,970,028	42,800,010	35.3%
Mezzanine loans	3,000,000	2,935,304	3.7%	6,282,208	6,231,399	5.1%
Credit facility	—	—	—%	16,664,376	16,797,348	13.8%
Allowance for credit losses	—	(9,703,331)	(12.4)%	—	(3,937,050)	(3.2)%
Total	$87,436,546	$78,343,464	100.0%	$123,739,823	$121,413,026	100.0%

Notes to Consolidated Financial Statements

	December 31, 2023			December 31, 2022
Property Type	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
Office	$24,491,877	$24,491,877	31.3%	$23,655,377	$23,655,377	19.5%
Infrastructure	21,250,000	21,462,500	27.4%	21,250,000	21,705,029	17.9%
Multifamily	20,127,373	20,360,300	26.0%	17,717,211	18,048,117	14.9%
Mixed use	18,567,296	18,796,814	24.0%	41,452,859	42,227,836	34.7%
Student housing	3,000,000	2,935,304	3.7%	3,000,000	2,916,369	2.4%
Industrial	—	—	—%	16,664,376	16,797,348	13.8%
Allowance for credit losses	—	(9,703,331)	(12.4)%	—	(3,937,050)	(3.2)%
Total	$87,436,546	$78,343,464	100.0%	$123,739,823	$121,413,026	100.0%

	December 31, 2023			December 31, 2022
Geographic Location	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
United States
New York	$27,119,250	$27,119,250	34.7%	$29,437,256	$29,470,078	24.3%
California	21,567,296	21,732,118	27.7%	37,114,999	37,531,542	30.8%
Utah	21,250,000	21,462,500	27.4%	21,250,000	21,705,029	17.9%
Georgia	17,500,000	17,732,927	22.6%	15,217,540	15,548,446	12.8%
North Carolina	—	—	—%	20,720,028	21,094,981	17.4%
Allowance for credit losses	—	(9,703,331)	(12.4)%	—	(3,937,050)	(3.2)%
Total	$87,436,546	$78,343,464	100.0%	$123,739,823	$121,413,026	100.0%
Allowance for Credit Losses
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
The following table presents the activity in allowance for credit losses for funded loans:

	Year Ended December 31, 2023	Three Months Ended December 31, 2022
	Successor Basis	Predecessor Basis
Allowance for credit losses, beginning of period	$3,937,050	$—
Cumulative effect of adoption of ASU 2016-13 effective January 1, 2023 (Note 2)	593,040
Provision for credit losses (1)	5,173,241	3,937,050
Charge-offs	—	—
Recoveries	—	—
Allowance for credit losses, end of period	$9,703,331	$3,937,050
_______________
(1) Prior to the adoption of the CECL model on January 1, 2023, the Company recorded an allowance for credit losses equal to (i) 1.5% of the aggregate carrying amount of loans rated as a “4”, plus (ii) 5% of the aggregate carrying amount of loans rated as a “5”, plus (iii) non-performing loan reserves, if any.
Certain of the Company’s performing loans contain provisions for future funding, which are subject to the borrower meeting certain performance-related metrics that are monitored by the Company. These unfunded commitments on loans that met funding requirements amounted to approximately none and $5.9 million as of December 31, 2023 and 2022, respectively.

Notes to Consolidated Financial Statements
The following table presents the activity in the liability for credit losses on unfunded commitments:

Year Ended December 31, 2023

Liability for credit losses on unfunded commitments, beginning of period	$—
Cumulative effect of credit loss accounting standard effective January 1, 2023 (Note 2)	68,382
Reversal of provision for credit losses	(59,581)
Liability for credit losses on unfunded commitments, end of period	$8,801
The liability for credit losses on unfunded commitments is included in other liabilities on the consolidated balance sheets.
Accrued Interest Receivable
The Company elected not to measure a CECL reserve on accrued interest receivable due to the Company’s policy of writing off uncollectible accrued interest receivable balances in a timely matter. If the Company determines it has uncollectible accrued interest receivable, it generally will reverse the accrued and unpaid interest against interest income and suspend the accrual for future interest income. For the year ended December 31, 2023 and 2022, the Company did not reverse any interest income accrual because all accrued interest income was deemed collectible. As of both December 31, 2023 and 2022, the Company had two loans that were in default, and suspended interest income accrual of $4.2 million, $0.9 million and $1.4 million for the year ended December 31, 2023, three months ended December 31, 2022 and nine months ended September 30, 2022, respectively, because recovery of such income was doubtful. As of December 31, 2023 and 2022, there was no outstanding interest receivable on these loans.
Non-Performing Loans
As discussed in Note 2, for loans that are considered non-performing, the Company removes them from the industry loss rate approach and analyzes them separately for recoverability or based on sponsor’s guarantee. As of both December 31, 2023 and 2022, the Company had two non-performing loans with total carrying value of $27.1 million and $26.2 million, respectively. Accordingly, the Company utilized the estimated fair value of the loan collateral or based on sponsor’s guarantee to estimate the total allowance for credit losses of $9.2 million and $3.9 million as of December 31, 2023 and 2022, respectively. Please see “Significant Unobservable Inputs” in Note 4 for information on how the fair value of these loans were determined.
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

Risk Rating	Description
1	Very low risk
2	Low risk
3	Moderate/average risk
4	Higher risk
5	Highest risk

Notes to Consolidated Financial Statements
     The following table presents the amortized cost of the Company's loan portfolio by year of origination and loan risk rating as of December 31, 2023:

	December 31, 2023
Loan Risk Rating	Number of Loans	Amortized Cost	% of Total	Amortized Cost by Year Originated
				2023	2022	2021	2020	2019	Prior
1	—	$—	—%	$—	$—	$—	$—	$—	$—
2	—	—	—%	—	—	—	—	—
3	3	42,130,731	47.9%	—		39,195,427	—	—	2,935,304
4	1	18,796,818	21.3%	—	18,796,818	—	—	—	—
5	—	—	—%	—	—	—	—	—	—
Non-performing	2	27,119,246	30.8%	—	—	—	—		27,119,246
	6	88,046,795	100.0%	$—	$18,796,818	$39,195,427	$—	$—	$30,054,550
Allowance for credit losses		(9,703,331)
Total, net of allowance for credit losses		$78,343,464
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
Equity Investment in Unconsolidated Investment
On December 28, 2022, the Company originated a $10.0 million mezzanine loan to a borrower to finance the acquisition of a real estate portfolio. Additionally, the Company entered into a residual profit-sharing agreement with the borrower in which the borrower would pay the Company an additional amount of 35.0% of remaining net cash flow from the sale of the real estate portfolio. The Company accounted for the entire arrangement as equity investment in unconsolidated investment. In May 2023, the Company made a cash payment of $27.4 million and settled the $10.0 million mezzanine loan in exchange for an 80.0% equity interest in a joint venture that owns the real estate portfolio. In November 2023, the Company contributed $5.1 million to another joint venture that owns a real estate property. The Company accounts for its equity interest in the joint ventures as equity method investments because the Company does not have a controlling financial interest in the entities. As of December 31, 2023 and 2022, equity investment in unconsolidated investment had a carrying value of $40.4 million and $10.0 million, respectively. For the year ended December 31, 2023 and the three months ended December 31, 2022, the Company recorded net equity (loss) income from equity investment in unconsolidated investments of $(1.0) million and $0.01 million, respectively, and received distribution from equity investment in unconsolidated investments of $1.0 million and none respectively.

Notes to Consolidated Financial Statements
The following tables present estimated combined summarized financial information of the Company’s equity investment in the joint ventures. Amounts provided are the total amounts attributable to the joint ventures and do not represent the Company’s proportionate share:

	As of December 31,
	2023	2022
Net investments in real estate	$118,332,211	$—
Other assets	8,658,923	—
Total assets	126,991,134	—
Mortgage loan payable	77,223,082	—
Other liabilities	5,501,677	—
Total liabilities	82,724,759	—
Members’ capital	$44,266,375	$—

	Years Ended December 31,
	2023	2022
Revenues	$3,691,288	$—
Operating expenses	(1,095,303)	—
Depreciation and amortization expense	(2,638,988)	—
Interest expense	(2,216,318)	—
Net loss	$(2,259,321)	$—
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

Notes to Consolidated Financial Statements
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
As of December 31, 2023 and 2022, the Company had not elected the fair value option for its financial instruments, including loans held for investment, loans held for investment acquired through participation, term loan payable and unsecured notes payable. Such financial instruments are carried at cost, less impairment or less net deferred costs, where applicable. Held-to-maturity debt securities are financial instruments that are reported at amortized cost.
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
As of December 31, 2022, the Company did not own financial instruments that were carried at fair value. The following table presents fair value measurements of financial instruments that were carried at fair value, by major class, as of December 31, 2023, according to the fair value hierarchy:

	December 31, 2023
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Marketable securities - debt securities	$507,266	$—	$—	$507,266
Total	$507,266	$—	$—	$507,266
    The following table presents the activities of the marketable securities for the periods presented.

	Years Ended December 31,
	2023	2022
Beginning balance	$—	$—
Purchases	525,867	—
Unrealized loss on marketable securities	(18,601)	—
Ending balance	$507,266	$—

Notes to Consolidated Financial Statements
Financial Instruments Not Carried at Fair Value
The following table presents the carrying value and estimated fair value of the Company’s financial instruments that are not carried at fair value on the consolidated balance sheets as of:

		December 31, 2023			December 31, 2022
		(Successor Basis)
	Level	Principal Balance	Carrying Value	Fair Value	Principal Balance	Carrying Value	Fair Value
Investments:
Loans held for investment	3	$60,317,296	$60,927,545	$60,642,806	$77,638,191	$79,082,650	$78,011,106
Loans held for investment acquired through participation	3	27,119,250	27,119,250	17,884,929	46,101,632	46,267,426	42,269,242
Allowance for credit losses		—	(9,703,331)	—	—	(3,937,050)	—
Total loans		$87,436,546	$78,343,464	$78,527,735	$123,739,823	$121,413,026	$120,280,348
Liabilities:
Unsecured notes payable (1)(2)	1	$38,375,000	$35,213,543	$36,287,400	$38,375,000	$34,042,904	$35,381,748
Term loan payable (3)(4)	3	15,000,000	14,948,604	15,000,000	25,000,000	25,000,000	25,000,000
		$53,375,000	$50,162,147	$51,287,400	$63,375,000	$59,042,904	$60,381,748
_______________
(1)Carrying value is net of unamortized purchase discount of $3.2 million and $4.3 million as of December 31, 2023 and 2022, respectively.
(2)Valuation falls under Level 1 of the fair value hierarchy, which is based on the trading price of $23.64 and $23.05 as of the close of business day on December 31, 2023 and 2022, respectively.
(3)Carrying value is net of unamortized discount of $0.1 million as of December 31, 2023.
(4)Valuation falls under Level 3 of the fair value hierarchy, which is based on a discounted cash flow model with a discount rate of 12.477% and 5.625%, as of December 31, 2023 and 2022, respectively
Valuation Methodology
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
Market quotations are not readily available for the Company’s real estate-related loan investments, all of which are included in Level 3 of the fair value hierarchy, as these investments are valued utilizing a yield approach, i.e., a discounted cash flow methodology to arrive at an estimate of the fair value of each respective investment in the portfolio using an estimated market yield. In following this methodology, investments are evaluated individually, and management takes into account, in determining the risk-adjusted discount rate for each of the Company’s investments, relevant factors, including available current market data on applicable yields of comparable debt/preferred equity instruments; market credit spreads and yield curves; the investment’s yield; covenants of the investment, including prepayment provisions; the ability of the Company’s borrowers and investees to make payments, net operating income and debt service coverage ratio; construction progress reports and construction budget analysis; the nature, quality and realizable value of any collateral (and loan-to-value ratio); the forces that influence the local markets in which the asset (the collateral) is purchased and sold, such as capitalization rates, occupancy rates, rental rates and replacement costs; and the anticipated duration of each real estate-related loan investment.
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

Notes to Consolidated Financial Statements
Significant Unobservable Inputs
The following tables summarize the significant unobservable inputs used by the Company to value the Level 3 investments as of December 31, 2023 and 2022. The following tables are not intended to be all-inclusive, but instead identify the significant unobservable inputs relevant to the determination of fair values.

December 31, 2023
		Primary Valuation Technique	Unobservable Input	Range		Weighted
Asset Category	Fair Value			Minimum	Maximum	Average
Assets:
Loans	$60,642,806	Discounted cash flow	Discount rate	13.02%	16.95%	15.88%
Loans through participation interest (1)	17,884,929	Discounted cash flow	Discount rate	N/A	N/A	N/A
Total Level 3 Assets	$78,527,735
_______________
(1)These were non-performing loans (Note 3). The fair market value estimates were determined primarily using discounted cash flow models and Level 3 inputs, which include estimates of property-specific cash flows over a specific holding period, a discount rate of 6.75% and a terminal capitalization rate of 5.75%. These inputs are based on the location, type and nature of the property, current sales and lease comparable, anticipated real estate and capital market conditions, and managements knowledge, experience and judgment. Additionally, the Company may use sales comparables to corroborate the estimated value of a loan’s collateral or may use sponsor’s guarantee to estimate the value of a non-performing loan.

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

Notes to Consolidated Financial Statements
    Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur. For the nine months ended September 30, 2022, there were no transfers.
Note 5. Related Party Transactions
    Terra BDC entered into various agreements with Terra Income Advisors whereby Terra BDC paid and reimbursed Terra Income Advisors for certain fees and expenses. Additionally, Terra BDC paid Terra Capital Markets, LLC certain fees for providing certain administrative support services. In connection with the Merger, the Investment Advisory Agreement was terminated and the Company no longer pays or reimburses the following fees. Management fees are now payable by Terra REIT pursuant to its management agreement with its manager. Terra LLC and Terra REIT have entered into the Cost Sharing Agreement pursuant to which Terra LLC is responsible for its allocated share of Terra REIT’s expenses, including fees paid by Terra REIT to its manager.
    The following table presents a summary of such fees and reimbursements in accordance with the terms of the related agreements:

	Year Ended December 31 2023 (1)	Three Months Ended December 31, 2022 (1)	Nine Months Ended September 30, 2022
	(Successor Basis)		(Predecessor Basis)
Amounts Included in the Statements of Operations
Asset management and asset servicing fees	1,682,414	$395,129	N/A
Base management fees	N/A	N/A	$1,964,830
Reversal of incentive fees on capital gains (2)	N/A	N/A	(102,160)
Operating expense reimbursement to Adviser (3)	1,606,470	371,515	946,934
Origination, extension and disposition fees	602,022	N/A	N/A

_______________
(1)These fees were incurred pursuant to the Cost Sharing Agreement between Terra LLC and Terra REIT.
(2)For the nine months ended September 30, 2022, the Company reversed previously accrued incentive fees on capital gains of $102,160, respectively. Incentive fees on capital gains were based on 20.0% of net realized and unrealized capital gains. No incentive fees on capital gains were actually payable by the Company with respect to unrealized gains unless and until those gains were realized.
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
At the Effective Time, except for any shares of Terra BDC Common Stock held by Terra REIT or any wholly owned subsidiary of Terra REIT or Terra BDC, which shares were automatically retired and ceased to exist with no consideration paid therefor, each issued and outstanding share of Terra BDC Common Stock was automatically cancelled and retired and converted into the right to receive (i) 0.595 shares of the newly designated Class B Common Stock of Terra REIT and (ii) cash, without interest, in lieu of any fractional shares of Class B Common Stock otherwise issuable in an amount, rounded to the nearest whole cent, determined by multiplying (x) the fraction of a share of Class B Common Stock to which such holder would otherwise be entitled by (y) $14.38.
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
In connection with the Merger, Terra LLC assumed the obligations of Terra BDC under the indenture and supplemental indentures between Terra BDC and the Trustee as well as the Credit Agreement with Eagle Point (Note 6). Additionally, the

Notes to Consolidated Financial Statements
Investment Advisory Agreement and the servicing plan between Terra BDC and Terra Capital Partners, LLC (the "Servicing Plan") were terminated and fees pursuant to such agreements are no longer payable. Management fees are now payable by the Company’s parent, Terra REIT, to its manager pursuant to the management agreement with its manager.
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
In connection with the Merger, the Investment Advisory Agreement was terminated and the Company no longer pays base management and incentive fees to the Adviser. Management fees are now payable by Terra REIT pursuant to its management agreement with the REIT Manager. Terra REIT charges the Company for its allocable share of the management fees through the Cost Sharing Agreement.
Operating Expenses
Terra BDC reimbursed Terra Income Advisors for operating expenses incurred in connection with administrative services provided to Terra BDC, including compensation to administrative personnel. Terra BDC did not reimburse Terra Income

Notes to Consolidated Financial Statements
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
Servicing Plan
Terra BDC Board adopted the Servicing Plan pursuant to which Terra BDC paid selected dealers a servicing fee to up 0.75% of the most recently published NAV per share in exchange for providing certain administrative support services. With respect to each share sold, excluding shares sold through the DRIP, the servicing fee was payable annually on the anniversary of the applicable month of purchase. In connection with the Merger, the Servicing Plan was terminated.
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
Terra REIT’s Management Agreement with Terra REIT Advisors

Terra REIT is the Company’s parent and sole member. The Company has entered into a cost sharing arrangement with Terra REIT pursuant to which the Company is responsible for its allocable share of Terra REIT’s expenses, including fees paid by Terra REIT to its manager, Terra REIT Advisors. Terra REIT currently pays the following fees to Terra REIT Advisors pursuant to the Management Agreement:

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

Notes to Consolidated Financial Statements
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
Participation interest purchased by the Company: The below tables list the investment interests purchased by the Company via participation agreements (each, a “PA”) as of December 31, 2023 and 2022. In accordance with the terms of each PA, each participant’s rights and obligations, including interest income and other income (e.g., exit fee and prepayment income) and related fees/expenses are based upon its respective pro-rata participation interest in such investments, as specified in the respective PA. The Company’s share of the investment is repayable only from the proceeds received from the related borrower/issuer of the investment, and therefore the Company is also subject to the credit risk (i.e., risk of default by the underlying borrower/issuer).
Pursuant to each PA, the affiliated fund receives and allocates the interest income and other related investment incomes in respect of the investment to the Company. The Company paid related expenses (i.e., the base management fee) directly to Terra Income Advisors prior to the Merger and to Terra REIT after the Merger.

	December 31, 2023			December 31, 2022
	(Successor Basis)
	Participating Interests	Principal Balance	Carrying Value	Participating Interests	Principal Balance	Carrying Value
370 Lex Part Deux, LLC (1)	35.0%	$24,491,877	$24,491,877	35.0%	$23,655,377	$23,655,377
RS JZ Driggs, LLC (1)	50.0%	2,627,373	2,627,373	50.0%	2,499,671	2,499,671
William A. Shopoff & Cindy I. Shopoff (2)	—%	—	—	66.7%	16,664,376	16,797,348
Havemeyer TSM LLC (2)(3)	—%	—	—	23.0%	3,282,208	3,315,030
Allowance for credit losses		—	(9,234,320)		—	(3,937,050)
Total		$27,119,250	$17,884,930		$46,101,632	$42,330,376
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

Notes to Consolidated Financial Statements
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
The indenture between Terra LLC (as successor to Terra BDC) and the trustee contains certain debt limitations and asset coverage covenants. As of December 31, 2023 and 2022, the Company was in compliance with the asset coverage ratio requirements under the indenture.
For the year ended December 31, 2023, the three months ended December 31, 2022 and the nine months ended September 30, 2022, the components of interest expense were as follows:

	Year Ended December 31, 2023	Three Months Ended December 31, 2022	Nine Months Ended September 30, 2022
	(Successor Basis)		(Predecessor Basis)
Stated interest expense	$2,686,250	$671,562	$2,014,687
Amortization of issue discount	—	—	155,787
Amortization of financing costs	—	—	129,064
Amortization of purchase discount (1)	1,170,639	272,904	—
Total interest expense	$3,856,889	$944,466	$2,299,538
Weighted average debt outstanding	$38,375,000	$38,375,000	$38,375,000
Cash paid for interest expense	$2,686,250	$671,562	$2,014,687
Stated interest rate	7.00%	7.00%	7.00%
Effective interest rate (2)	7.63%	7.63%	7.63%
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

Notes to Consolidated Financial Statements
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
The Credit Agreement contains customary representations, warranties, reporting requirements, borrowing conditions and affirmative, negative and financial covenants, including REIT status requirements and minimum asset coverage ratio requirements. As of December 31, 2023 and 2022, the Company was in compliance with these covenants. The Credit Agreement also includes usual and customary events of default and remedies for credit agreements of this nature. Events of default under the Credit Agreement include, but are not limited to: (i) the failure by Terra BDC to make any payments when due under the Credit Agreement; (ii) the failure of Terra BDC to perform or observe any term, covenant or agreement under the Credit Agreement or any other loan document, subject to applicable cure periods; (iii) an event of default on other material indebtedness of Terra BDC; (iv) the bankruptcy or insolvency of Terra BDC; and (v) judgments and attachments, with customary limits and grace periods, against Terra BDC or its property. In addition, the Loans are subject to mandatory prepayment, at the option of each Lender, upon a change in control of Terra BDC (as defined by the Credit Agreement).
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
On June 30, 2023, the Company, Eagle Point and the Lenders entered into an amendment to the Credit Agreement, pursuant to which the Credit Agreement was amended to, among other things, (i) extend the scheduled maturity date to March 31, 2024, and (ii) increase the rate on which the Term Loan bears interest from a fixed rate of 5.625% per annum to a floating rate based on SOFR plus 7.375% with a SOFR floor of 5.0%. In connection with the amendment, the Company paid Eagle Point an amendment fee of $150,000, to be amortized to interest expense over the remaining term of the Term Loan. Additionally, the Company made a repayment of $10.0 million on the Term Loan. As of December 31, 2023 and 2022, the principal amount outstanding under the Term Loan was $15.0 million and $25.0 million, respectively.

Notes to Consolidated Financial Statements
For the year ended December 31, 2023, three months ended December 31, 2022 and nine months ended September 30, 2022, the components of interest expense were as follows:

	Year Ended December 31, 2023	Three Months Ended December 31, 2022	Nine Months Ended September 30, 2022
	(Successor Basis)		(Predecessor Basis)
Stated interest expense	$1,677,992	$359,375	$909,454
Amortization of issue discount	—	—	117,506
Amortization of financing costs	98,604	—	53,910
Unused fee	—	—	20,927
Total interest expense	$1,776,596	$359,375	$1,101,797
Weighted average debt outstanding	$19,958,904	$22,300,000	$21,390,110
Cash paid for interest expense	$1,677,992	$359,375	$930,381
Stated interest rate	12.48%	5.63%	5.63%
Effective interest rate (1)	13.10%	6.25%	6.25%
_______________
(1)The effective interest rate of the debt component is equal to the stated interest rate plus the amortization of issue discount and fees paid to the lender, if any.
Scheduled Debt Principal Payments
    Scheduled debt principal payments for each of the five calendar years following December 31, 2023 are as follows:

Years Ending December 31,	Total
2024	$15,000,000
2025	—
2026	38,375,000
2027	—
2028	—
Thereafter	—
53,375,000
Unamortized discount, net	(3,212,853)
Total	$50,162,147

Note 7. Commitments and Contingencies
Funding Commitments
In the ordinary course of business, the Company may enter into future funding commitments, which are subject to the borrower meeting certain performance-related metrics that are monitored by the Company. As of December 31, 2023 and 2022, the Company had none and $5.9 million of unfunded commitments on loans that met funding requirements, respectively. The Company maintained sufficient cash on hand to fund such unfunded commitments, including matching these commitments with principal repayments on outstanding loans.
Other
The Company enters into contracts that contain a variety of indemnification provisions. The Company’s maximum exposure under these arrangements is unknown; however, the Company has not had prior claims or losses pursuant to these contracts. Management of Terra Income Advisors has reviewed the Company’s existing contracts and expects the risk of loss to the Company to be remote.
The Company is not currently subject to any material legal proceedings and, to the Company’s knowledge, no material legal proceedings are threatened against the Company. From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights

Notes to Consolidated Financial Statements
under its contracts with its borrowers and investees. While the outcome of any legal proceedings cannot be predicted with certainty, the Company does not expect that any such proceedings will have a material adverse effect upon its financial condition or results of operations.
See Note 5 for a discussion of the Company’s commitments to Terra Income Advisors.
Note 8. Income Taxes
Terra BDC elected to be taxed as a REIT under the Code commencing with its short taxable year beginning October 1, 2018 through the Merger on October 1, 2022. In order to qualify as a REIT, Terra BDC was required, among other things, to distribute dividends equal to at least 90% of its REIT net taxable income to the stockholders annually and meet certain tests regarding the nature of its income and assets. Because federal income tax regulations differ from U.S. GAAP, distributions in accordance with tax regulations may differ from net investment for financial reporting purposes. Differences may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the consolidated financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes.
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

Notes to Consolidated Financial Statements
Income Tax Provision
The components of the Company's provision for income taxes were as follows:

Nine Months Ended September 30, 2022
(Predecessor Basis)
Federal
Current	$423,989
Deferred	(16,057)
407,932
State and Local
Current	204,851
Deferred	(6,996)
197,855
Total Provision for income taxes	$605,787
A reconciliation of effective income tax for the period presented is as follows:

Nine Months Ended September 30, 2022
(Predecessor Basis)
Pre-tax income attributable to taxable subsidiaries	$2,147,385

Federal provision at statutory tax rate (21%)	$407,932
State and local taxes, net of deferred benefit	197,855
Total provision for income taxes	$605,787
Effective income tax rate	28.2%
Income Taxes Paid
For the nine months ended September 30, 2022, the Company paid $0.6 million of income taxes. There were no income taxes payable as of December 31, 2023.
Source of Distribution
The following table reflects, for tax purposes, the estimated sources of the cash distributions that Terra BDC has paid on Terra BDC Common Stock:

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
    As of September 30, 2022, Terra BDC did not have differences between amortized cost basis and tax basis of investments.

Notes to Consolidated Financial Statements
Note 9. Directors’ Fees
Terra BDC’s directors who did not serve in an executive officer capacity for Terra BDC or Terra Income Advisors were entitled to receive annual cash retainer fees, fees for attending board and committee meetings and annual fees for serving as a committee chairperson. These directors received an annual fee of $20,000, plus $2,500 for each board meeting attended in person, $1,000 for each board meeting attended via teleconference and $1,000 for each committee meeting attended. In addition, the chairman of the audit committee received an annual fee of $7,500 and the chairman of each of the nominating and corporate governance and the valuation committees, and any other committee, received an annual fee of $2,500 for their additional services. In connection with the Merger on October 1, 2022, Terra BDC’s directors were elected to the Terra REIT Board to fill the vacancies created by the Merger and Terra REIT will pay the fees to directors directly. For the nine months ended September 30, 2022, Terra BDC recorded $84,378 of directors’ fees expense.
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
Note 10. Capital
As of December 31, 2023 and 2022, all of the limited liability company interest in Terra LLC was held by Terra REIT.
Share Repurchase Program
    Terra BDC implemented a share repurchase program whereby every quarter Terra BDC offered to repurchase up to 2.5% of the weighed-average number of shares outstanding in the prior calendar year at a price per share equal to the most recently disclosed NAV per share of Terra BDC Common Stock immediately prior to the date of repurchase. The purpose of the share repurchase program was to provide stockholders with liquidity, because there was otherwise no public market for Terra BDC Common Stock. The Terra BDC Board was permitted to amend, suspend or terminate the share repurchase program upon 30 days’ notice. On March 30, 2022, the Terra BDC Board unanimously approved the suspension of the operation of the share repurchase program, effective as of April 30, 2022.
There were no shares of Terra BDC Common Stock repurchased for the nine months ended September 30, 2022.

Note 11. Net Increase in Net Assets
Income per share of Terra BDC Common Stock was computed by dividing income available to stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.
The following information sets forth the computation of the weighted average net increase in net assets per share from operations:

Nine Months Ended September 30, 2022
Basic	(Predecessor Basis)
Net decrease in net assets resulting from operations	$(1,714,212)
Weighted average common shares outstanding	8,110,351
Net decrease in net assets per share resulting from operations	$(0.21)
Note 12. Distributions
Distributions from net investment income and capital gain distributions are determined in accordance with U.S. federal income tax regulations, which differ from U.S. GAAP.

Notes to Consolidated Financial Statements
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
(2)The per share data for distributions reflects the actual amount of distributions declared per share of Terra BDC Common Stock during the applicable period.
(3)Total return is calculated assuming a purchase of shares of Terra BDC Common Stock at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed

Notes to Consolidated Financial Statements

for purposes of this calculation to be reinvested at prices obtained under the DRIP. The total return does not consider the effect of any selling commissions or charges that may have been incurred in connection with the sale of shares of Terra BDC Common Stock.
(4)These ratios are calculated using annualized net investment income and operating expenses.
(5)Excluding the reversal of accrued incentive fees on capital gains and transaction costs, the ratio of operating expenses to average net assets was 16.0%,
(6)Excluding the reversal of accrued incentive fees on capital gains, transaction costs and interest expense on debt, the ratio of operating expenses to average net assets was 8.98%.
Note 13. Subsequent Events
The management of the Company has evaluated events and transactions through the date the consolidated financial statements were issued and has determined that there are no material events that would require adjustment to or disclosure in the Company’s consolidated financial statements.

Terra Income Fund 6, LLC
Schedule IV – Mortgage Loans on Real Estate (Successor Basis)
As of December 31, 2023

Description (1)	Property Type/Location	Contractual Interest Rate (2)	Final Maturity Date (3)	Periodic Payment Terms	Prior Liens	Face Amount	Carrying Amount	Principal Amount of Mortgages Subject to Delinquent Principal or Interest
Mezzanine loans:
Loan A	Student housing/California	11.00%	5/6/2027	Interest Only	—	$3,000,000	$2,935,304	$—
						3,000,000	2,935,304	—
Preferred equity investments:
Loan B (4)(5)(6)	Multifamily/New York	12.25%	7/1/2021	Interest Only	—	2,627,373	2,627,373	2,627,373
Loan C (4)(6)(7)	Office/New York	13.72%	7/9/2022	Interest Only	—	24,491,877	24,491,877	24,491,877
Loan D	Multifamily/Georgia	14.00%	6/27/2026	Interest Only	—	17,500,000	17,732,927	—
Loan E	Mixed-use/California	20.34%	8/5/2025	Interest Only	—	18,567,296	18,796,814	—
						63,186,546	63,648,991	27,119,250
First mortgages:
Loan F	Infrastructure/Utah	14.00%	8/31/2024	Interest Only	—	21,250,000	21,462,500	—
					—	21,250,000	21,462,500	—
Total loans						$87,436,546	88,046,795	$27,119,250
Allowance for credit losses (8)							(9,703,331)
Carrying value, net							$78,343,464
___________________________
(1)All of the Company's loans have a prepayment provision.
(2)For all floating rate loans, contractual interest rate was determined using the applicable benchmark rate as of December 31, 2023.
(3)Maximum maturity date assumes all extension options are exercised.
(4)Participation interest is with Terra REIT, the Company’s parent, managed by the REIT Manager.
(5)The Company acquired these investments through participation agreements. See “Participation Agreements” in Note 5 in the accompanying notes to the consolidated financial statements.
(6)This loan is currently in maturity default. The Company initiated a litigation to seek full repayment of the loan from the sponsor.
(7)This loan is currently in maturity default. The Company recorded an allowance of credit losses of $9.2 million on this loan as a result of a decline in the fair value of the underlying collateral.
(8)Excludes $8,801 of allowance for credit losses related to unfunded commitments.

Terra Income Fund 6, LLC
Notes to Schedule IV - Mortgage Loans on Real Estate (Successor Basis)
December 31, 2023

Reconciliation of Mortgage Loans on Real Estate
For the Year Ended December 31, 2023
Balance, beginning of period	$121,413,026
Additions during the period:
New mortgage loans	5,378,078
Accrual, payment and accretion of investment-related fees and other, net	317,918
Deductions during the period:
Collections of principal	(42,001,868)
Provision for credit losses	(5,173,241)
Net amortization of discount on investments	(997,409)
Cumulative effect of credit loss accounting standard effective January 1, 2023 (Note 2)	(593,040)
Balance, end of period	$78,343,464

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: March 15, 2024

TERRA INCOME FUND 6, LLC
By: Terra Property Trust, Inc., its sole and managing member

By:	/s/ Vikram S. Uppal
Vikram S. Uppal
Chairman of the Board, Chief Executive Officer and Chief Investment Officer
(Principal Executive Officer)

By:	/s/ Gregory M. Pinkus
Gregory M. Pinkus
Chief Financial Officer, Treasurer and Secretary
Treasurer and Secretary
(Principal Financial and Accounting Officer)