Form 10-Q
period 2024-03-31
Terra Income Fund 6, LLC
filed 2024-05-13
CIK 1577134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Terra Income Fund 6, LLC
Consolidated Balance Sheets

	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Cash and cash equivalents	$13,603,224	$3,193,078
Restricted cash	—	106,918
Loans held for investment, net of allowance for credit losses of $712,527 and $469,011	39,135,193	60,458,534
Loans held for investment acquired through participation, net of allowance for credit losses of $9,810,699 and $9,234,320	17,334,858	17,884,930
Equity investment in unconsolidated investment	39,138,942	40,431,710
Promissory note receivable (Note 6)	10,687,278	—
Marketable securities	358,979	507,266
Interest receivable	518,167	1,241,308
Prepaid expenses and other assets	528,708	515,407
Total assets	$121,305,349	$124,339,151
Liabilities and Equity
Liabilities:
Unsecured notes payable, net of purchase discount	35,527,087	35,213,543
Term loan payable, net of deferred financing cost	—	14,948,604
Obligation under participation agreement (Note 7)	15,107,458	—
Interest payable from obligation under participation agreement	228,615	—
Interest reserve and other deposits held on investments	—	106,918
Other liabilities	13,253	410,075
Accrued expenses	230,798	254,716
Total liabilities	51,107,211	50,933,856
Commitments and contingencies (Note 8)
Equity:
Managing member	70,346,425	73,405,295
Accumulated other comprehensive loss	(148,287)	—
Total equity	70,198,138	73,405,295
Total liabilities and equity	$121,305,349	$124,339,151

See notes to unaudited consolidated financial statements.

Terra Income Fund 6, LLC
Consolidated Statements of Operations and Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues
Interest income	$2,164,276	$2,931,904
Dividend and other income	16,332	5,575
	2,180,608	2,937,479
Operating expenses
Asset management and asset servicing fees paid/payable to Terra REIT (1)	390,058	434,550
Operating expense reimbursement to Terra REIT (1)	382,294	305,880
Provision for (reversal of provision for) credit losses	824,348	(115,337)
Professional fees	169,702	282,510
Insurance expense	21,072	62,119
General and administrative	36,238	12,660
	1,823,712	982,382
Operating income	356,896	1,955,097
Other income and expenses
(Loss) income from equity investment in unconsolidated investments	(1,187,179)	315,013
Interest expense on unsecured notes payable	(985,106)	(952,149)
Interest expense on term loan	(517,528)	(351,563)
Interest expense from obligation under participation agreement	(725,953)	—
	(3,415,766)	(988,699)
Net (loss) income	$(3,058,870)	$966,398
Other comprehensive loss
Available -for-sale debt securities	(148,287)	—
	(148,287)	—
Comprehensive (loss) income	$(3,207,157)	$966,398
______________
(1)Fees were paid and payable, and expenses were reimbursed, to Terra Property Trust, Inc. (“Terra REIT”) pursuant to a cost sharing agreement with Terra REIT (Note 6).

See notes to unaudited consolidated financial statements.

Terra Income Fund 6, LLC
Consolidated Statement of Changes in Member’s Capital
(Unaudited)

	Managing Member	Accumulated Other Comprehensive Loss	Total
Balance, January 1, 2024	$73,405,295	$—	$73,405,295
Net loss	(3,058,870)	—	(3,058,870)
Other comprehensive loss:
Available-for-sale debt securities	—	(148,287)	(148,287)
Balance, March 31, 2024	$70,346,425	$(148,287)	$70,198,138

	Managing Member	Total
Balance, January 1, 2023	$79,691,832	$79,691,832
Cumulative effect of adoption of credit loss accounting standard effective January 1, 2023 (Note 2)	(661,422)	(661,422)
Net income	966,398	966,398
Balance, March 31, 2023	$79,996,808	$79,996,808

See notes to unaudited consolidated financial statements.

Terra Income Fund 6, LLC
Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(3,058,870)	$966,398
Adjustments to reconcile net income from operations to net cash (used in) provided by operating activities:
Provision for (reversal of provision for) credit losses	824,348	(115,337)
Amortization of premiums and discounts on investments	64,944	362,109
Amortization and accretion of investment-related fees, net	71,360	(179,573)
Amortization of discount on debt	313,544	280,587
Amortization of deferred financing costs	51,396	—
Loss (income) from equity investment in unconsolidated investments	1,187,181	(315,013)
Distributions received from equity investment in unconsolidated investments	—	262771
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable	723,141	(262,924)
Increase in prepaid expenses and other assets	(13,301)	(160,551)
(Decrease) increase in interest reserve and other deposits held on investments	(106,918)	184,246
Decrease in accrued expenses	(23,918)	(291,151)
Increase in interest payable from obligation under participation agreement	228,615	—
Decrease in other liabilities	(401,275)	(252,045)
Net cash (used in) provided by operating activities	(139,753)	479,517
Cash flows from investing activities:
Repayment of loans	21,462,500	20,149,840
Purchase of equity interest in unconsolidated investment	(532)	—
Funding for promissory note receivable	(10,687,278)	—
Proceeds from redemption of held-to-maturity debt securities	—	(10,012,512)
Origination and purchase of loans	(437,824)	(2,177,941)
Distributions on equity interest in unconsolidated investment	106,115	—
Net cash provided by investing activities	10,442,981	7,959,387
Cash flows from financing activities:
Proceeds from obligation under participation agreement	15,000,000	—
Repayment of term loan	(15,000,000)	—
Net cash used in financing activities	—	—
Net increase in cash, cash equivalents and restricted cash	10,303,228	8,438,904
Cash, cash equivalents and restricted cash, at beginning of period	3,299,996	6,739,953
Cash, cash equivalents and restricted cash, at end of period (Note 2)	$13,603,224	$15,178,857

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,527,573	$1,303,712
Income taxes paid	$—	$241,700

See notes to unaudited consolidated financial statements.

Terra Income Fund 6, LLC
Notes to Consolidated Financial Statements (Unaudited)
Note 1. Principal Business and Organization
Terra Income Fund 6, LLC (“Terra LLC”, and together with its consolidated subsidiaries, the “Company”) was formed as a Delaware limited liability company on April 29, 2022 as a wholly owned subsidiary of Terra Property Trust, Inc. (“Terra REIT”). On October 1, 2022, pursuant to an Agreement and Plan of Merger, dated as of May 2, 2022 (as amended, the “Merger Agreement”), Terra Income Fund 6, Inc. (“Terra BDC”) merged with and into Terra LLC, with Terra LLC continuing as the surviving entity of the merger (the “Merger”). Subsequent to the Merger, Terra LLC became the successor of Terra BDC and assumed all of Terra BDC’s rights and obligations.
In February 2021, Terra BDC issued $38.4 million in aggregate principal amount of 7.00% fixed-rate notes due 2026, for net proceeds of $37.2 million, after deducting underwriting commissions of $1.2 million, see “Unsecured Senior Notes” in Note 7 for more information. In connection with the Merger, Terra LLC assumed the obligations of Terra BDC under the indenture governing the 7.00% fixed-rate notes due 2026.
The Company is a wholly owned subsidiary of Terra REIT, and its investment objective is to provide attractive risk-adjusted returns to Terra REIT’s stockholders, primarily through Terra REIT’s regular distributions. Terra REIT’s investments activities are externally managed by Terra REIT Advisors, LLC (the “REIT Manager”), an affiliate of the Company. The Company originates, invests in and manages a diverse portfolio of real estate-related investments that generate a stable income stream. The Company directly originates, structures and underwrites most, if not all, of its loans, as it believes that doing so will provide it with the best opportunity to invest in loans that satisfy its standards, establish a direct relationship with the borrower and optimize the terms of its investments; however, the Company may acquire existing loans from the originating lender should the REIT Manager determine such an investment is in its best interest. The Company may hold its investments until their scheduled maturity dates or may sell them if the Company is able to command favorable terms for their disposition. The Company may also seek to realize growth in the value of its investments by timing their sale to maximize value.
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
Consolidation
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

Notes to Consolidated Financial Statements (Unaudited)
corresponding liability of the same amount on the statements of assets and liabilities called “Interest reserve and other deposits held on investments.”
    The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s consolidated balance sheets to the total amount shown in its statements of cash flows:

	March 31,
	2024	2023
Cash and cash equivalents	$13,603,224	$14,779,253
Restricted cash	—	399,604
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$13,603,224	$15,178,857
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
Allowance for Credit Losses
On January 1, 2023, the Company adopted the provisions of Accounting Standards Codification (“ASC”) 326, Financial Instruments – Credit Losses. ASC 326 mandates the use of a current expected credit loss (“CECL”) methodology for estimating future credit losses of certain financial instruments measured at amortized cost, instead of the “incurred loss” methodology previously required under U.S. GAAP. The CECL methodology requires the consideration of possible credit losses over the life of an instrument as opposed to estimating credit losses upon the occurrence of an actual loss event under the previous “incurred loss” methodology. As permitted by ASC 326, the Company elected not to measure an allowance for credit losses on accrued interest receivable (which is presented separately on the consolidated balance sheet), but rather write off in a timely manner by reversing interest income that would likely be uncollectible. The Company’s adoption of the ASC 326 resulted in a $0.7 million increase to total reserve, including reserve on future funding commitments, which was recognized as a cumulative-effect adjustment to member’s capital as of January 1, 2023. Subsequent to the adoption of the CECL methodology, any increase or decrease to the allowance for credit losses is recorded in earnings on the consolidated statement of operations.
Performing Loans
The Company uses a model-based approach for estimating the allowance for credit losses on performing loans on a collective basis, including future funding commitments for which the Company does not have the unconditional right to cancel, as these loans share similar risk characteristics. The Company utilizes information obtained from internal and external sources relating to past events, current economic conditions and reasonable and supportable forecasts about the future to determine the expected credit losses for its loan portfolio. The Company utilizes a commercial mortgage-based, third-party loan loss model and because the Company does not have a meaningful history of realized credit losses on its loan portfolio, it subscribes to a database service to provide historical proxy loan loss information. The Company employs logistic regression to forecast expected losses at the loan level based on a commercial real estate loan securitization database that contains activity dating back to 1998. The Company has chosen to incorporate a weighted average macroeconomic forecast that encompasses baseline, optimistic and pessimistic scenarios, into its allowance for credit losses on performing loans estimate during the reasonable and supportable forecast period which is currently eight quarters. The Company selects certain economics variables from a group of independent variables such as Commercial Real Estate Price Index, unemployment and interest rate which are included in the model as part of macroeconomic forecast and updated regularly based on current economic trends. On a quarterly basis, adjustments to the weights ascribed to the multiple macroeconomic forecast scenarios are made in response to changes in expectations of macroeconomic conditions such as inflation and interest rates. The specific loan level information input into the model includes loan-to-value and debt service coverage ratio metrics, as well as principal balances, property type, location, coupon rate, coupon rate type, original or remaining term, expected repayment dates and contractual future funding commitments. Based on the inputs, the loan loss model determines a loan loss rate through the generation of a probability of default (PD) and loss given default (LGD) for each loan. The allowance for credit losses on performing loans is then calculated

Notes to Consolidated Financial Statements (Unaudited)
by applying the loan loss rate to the total outstanding loan balance of each loan. A significant amount of judgment is applied in selecting inputs and analyzing results produced by the models to determine the allowance for credit losses on performing loans. Changes in such estimates can significantly affect the expected credit losses.
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
The Company classifies distributions received from equity method investments using the cumulative earnings approach. Distributions received are considered returns on the investment and classified as cash inflows from operating activities. If, however, the investor’s cumulative distributions received, less distributions received in prior periods determined to be returns of investment, exceeds cumulative equity in earnings recognized, the excess is considered a return of investment and is classified as cash inflows from investing activities.
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

Notes to Consolidated Financial Statements (Unaudited)
the estimated fair market value of the underlying net assets based on the terms of the applicable partnership or joint venture agreements.
Marketable Securities
From time to time, the Company may invest in short-term debt. These securities are classified as available-for-sale securities and are carried at fair value. Changes in the fair value of debt securities are reported in other comprehensive income until a gain or loss on the securities is realized.
Revenue Recognition
    Revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
    Interest Income: Interest income is accrued based upon the outstanding principal amount and contractual terms of the loans and preferred equity investments that the Company expects to collect, and it is accrued and recorded on a daily basis. Discounts and premiums on investments purchased are accreted or amortized over the expected life of the respective loan using the effective yield method, and are included in interest income in the consolidated statements of operations. Loan origination fees and exit fees, net of portions attributable to obligations under participation agreements, if any, are capitalized and amortized or accreted to interest income over the life of the investment using the effective yield method. Outstanding interest receivable is assessed for recoverability. The Company generally reverses the accrued and unpaid interest against interest income and no longer accrues for the interest when, in the opinion of the REIT Manager, recovery of interest and principal becomes not probable. Interest is then recorded on the basis of cash received until accrual is resumed when the loan becomes contractually current and performance is demonstrated. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability.
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
Note 3. Loans Held for Investment
The Company elected the practical expedient under ASC 326 to exclude accrued interest from amortized cost. As of March 31, 2024 and December 31, 2023, accrued interest receivable of $0.5 million and $1.2 million, respectively, is included in interest receivable on the consolidated balance sheets, and is excluded from the amortized cost of loans held for investment.

Notes to Consolidated Financial Statements (Unaudited)
Portfolio Summary
The following table provides a summary of the Company’s loan portfolio:

	March 31, 2024			December 31, 2023
	Fixed Rate	Floating Rate (1)(2)	Total	Fixed Rate	Floating Rate (1)(2)	Total
Number of loans	3	2	5	4	2	6
Principal balance	$23,565,197	$43,059,173	$66,624,370	$44,377,373	$43,059,173	$87,436,546
Carrying value	$23,362,940	$33,107,111	$56,470,051	$44,528,468	$33,814,996	$78,343,464
Fair value	$23,552,173	$33,491,863	$57,044,036	$44,313,689	$34,214,046	$78,527,735
Weighted-average coupon rate	13.4%	16.6%	15.4%	13.7%	16.6%	15.1%
Weighted-average remaining term (years)	0.60	0.85	0.72	0.76	1.10	0.87
_______________
(1)As of March 31, 2024 and December 31, 2023, these loans pay a coupon rate of Secured Overnight Financing Rate (“SOFR”) or forward-looking term rate based on SOFR (“Term SOFR”), as applicable, plus a fixed spread. Coupon rates shown were determined using both average SOFR and Term SOFR of 5.3%, as of March 31, 2024, and of 5.3% and 5.4%, respectively, as of December 31, 2023.
(2)As of both March 31, 2024 and December 31, 2023, two loans were subject to a SOFR or Term SOFR floor, as applicable.
Lending Activities
The following tables present the activities of the Company’s loan portfolio:

	Loans Held for Investment	Loans Held for Investment through Participation Interests	Total
Balance, January 1, 2024	$60,458,534	$17,884,930	$78,343,464
New loans made	411,517	26,307	437,824
Principal repayments received	(21,462,500)	—	(21,462,500)
Net amortization of premiums on loans	(64,944)	—	(64,944)
Accrual, payment and accretion of investment-related fees and other, net	36,102	—	36,102
Provision for credit losses	(243,516)	(576,379)	(819,895)
Balance, March 31, 2024	$39,135,193	$17,334,858	$56,470,051

	Loans Held for Investment	Loans Held for Investment through Participation Interests	Total
Balance, January 1, 2023	$79,082,650	$42,330,376	$121,413,026
Cumulative effect of adoption of credit loss accounting standard effective January 1, 2023 (Note 2)	(593,040)	—	(593,040)
New loans made	2,034,194	143,747	2,177,941
Principal repayments received	(28,260)	(20,121,580)	(20,149,840)
Net amortization of discounts on loans	(280,698)	(81,411)	(362,109)
Accrual, payment and accretion of investment-related fees and other, net	94,526	85,047	179,573
Reversal of provision for credit losses	82,847	—	82,847
Balance, March 31, 2023	$80,392,219	$22,356,179	$102,748,398

Notes to Consolidated Financial Statements (Unaudited)
Portfolio Information
    The tables below detail the types of loans in the Company’s loan portfolio, as well as the property type and geographic location of the properties securing these loans:

	March 31, 2024			December 31, 2023
Loan Structure	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
Preferred equity investments	$63,624,370	$64,053,239	113.4%	$63,186,546	$63,648,991	81.3%
Mezzanine loans	3,000,000	2,940,038	5.2%	3,000,000	2,935,304	3.7%
First mortgages	—	—	—%	21,250,000	21,462,500	27.4%
Allowance for credit losses	—	(10,523,226)	(18.6)%	—	(9,703,331)	(12.4)%
Total	$66,624,370	$56,470,051	100.0%	$87,436,546	$78,343,464	100.0%

	March 31, 2024			December 31, 2023
Property Type	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
Office	$24,491,877	$24,491,877	43.3%	$24,491,877	$24,491,877	31.3%
Multifamily	20,565,197	20,775,013	36.8%	20,127,373	20,360,300	26.0%
Mixed use	18,567,296	18,786,349	33.3%	18,567,296	18,796,814	24.0%
Student housing	3,000,000	2,940,038	5.2%	3,000,000	2,935,304	3.7%
Infrastructure	—	—	—%	21,250,000	21,462,500	27.4%
Allowance for credit losses	—	(10,523,226)	(18.6)%	—	(9,703,331)	(12.4)%
Total	$66,624,370	$56,470,051	100.0%	$87,436,546	$78,343,464	100.0%

	March 31, 2024			December 31, 2023
Geographic Location	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
United States
New York	$27,145,557	$27,145,557	48.0%	$27,119,250	$27,119,250	34.7%
California	21,567,296	21,726,387	38.5%	21,567,296	21,732,118	27.7%
Georgia	17,911,517	18,121,333	32.1%	17,500,000	17,732,927	22.6%
Utah	—	—	—%	21,250,000	21,462,500	27.4%
Allowance for credit losses	—	(10,523,226)	(18.6)%	—	(9,703,331)	(12.4)%
Total	$66,624,370	$56,470,051	100.0%	$87,436,546	$78,343,464	100.0%
Allowance for Credit Losses
As described in Note 2, on January 1, 2023, the Company adopted the provisions of ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13, which requires entities to recognize credit losses on financial instruments based on an estimate of current expected credit losses. The adoption of ASU 2016-13 resulted in a $0.7 million increase to total reserve, including reserve on future funding commitments, which was recognized as a cumulative-effect adjustment to member’s capital as of January 1, 2023.

Notes to Consolidated Financial Statements (Unaudited)
The following table presents the activity in allowance for credit losses for funded loans:

	Three Months Ended March 31,
	2024	2023
Allowance for credit losses, beginning of period	$9,703,331	$3,937,050
Cumulative effect of adoption of ASU 2016-13 effective January 1, 2023 (Note 2)	—	593,040
Provision for (reversal of provision for) credit losses	819,895	(82,847)
Charge-offs	—	—
Recoveries	—	—
Allowance for credit losses, end of period	$10,523,226	$4,447,243
Certain of the Company’s performing loans contain provisions for future funding commitments, which are subject to the borrower meeting certain performance-related metrics that are monitored by the Company. These unfunded commitments on loans amounted to approximately $0.7 million and none as of March 31, 2024 and December 31, 2023, respectively.
The following table presents the activity in the liability for credit losses on unfunded commitments:

	Three Months Ended March 31,
	2024	2023
Liability for credit losses on unfunded commitments, beginning of period	$8,801	$—
Cumulative effect of credit loss accounting standard effective January 1, 2023 (Note 2)	—	68,382
Provision for (reversal of provision for) credit losses	4,453	(32,490)
Liability for credit losses on unfunded commitments, end of period	$13,254	$35,892
The liability for credit losses on unfunded commitments is included in other liabilities on the consolidated balance sheets.
Accrued Interest Receivable
The Company elected not to measure a CECL reserve on accrued interest receivable due to the Company’s policy of writing off uncollectible accrued interest receivable balances in a timely manner. If the Company determines it has uncollectible accrued interest receivable, it generally will reverse the accrued and unpaid interest against interest income and suspend the accrual for future interest income. For the three months ended March 31, 2024 and 2023, the Company did not reverse any interest income accrual because all accrued interest income was deemed collectible. As of both March 31, 2024 and December 31, 2023, the Company had two loans that were in default, and suspended interest income accrual of $1.2 million and $0.9 million for the three months ended March 31, 2024 and 2023, respectively, because recovery of such income was not probable. As of March 31, 2024 and December 31, 2023, there was no outstanding interest receivable on these loans.
Non-Performing Loans
As discussed in Note 2, for loans that are considered non-performing, the Company removes them from the industry loss rate approach and analyzes them separately for recoverability or based on sponsor’s guarantee. As of both March 31, 2024 and December 31, 2023, the Company had two non-performing loans with total carrying value of $27.1 million. Accordingly, the Company utilized the estimated fair value of the loan collateral or sponsor’s guarantee to estimate the total allowance for credit losses of $9.8 million and $9.2 million as of March 31, 2024 and December 31, 2023, respectively. Please see “Significant Unobservable Inputs” in Note 5 for information on how the fair values of these loans were determined.
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

Notes to Consolidated Financial Statements (Unaudited)

Risk Rating	Description
1	Very low risk
2	Low risk
3	Moderate/average risk
4	Higher risk
5	Highest risk
     The following tables present the amortized cost of the Company's loan portfolio by year of origination and loan risk rating as of:

	March 31, 2024
Loan Risk Rating	Number of Loans	Amortized Cost	% of Total	Amortized Cost by Year Originated
				2024	2023	2022	2021	2020	Prior
1	—	$—	—%	$—	—	—	—	—	—
2	—	—	—%	—	—	—	—	—
3	2	21,061,371	31.5%	—		—	18,121,333	—	2,940,038
4	1	18,786,349	28.0%	—	—	18,786,349	—	—	—
5	—	—	—%	—	—	—	—	—	—
Non-performing	2	27,145,557	40.5%	—	—	—	—	—	27,145,557
	5	66,993,277	100.0%	$—	$—	$18,786,349	$18,121,333	$—	$30,085,595
Allowance for credit losses		(10,523,226)
Total, net of allowance for credit losses		$56,470,051

	December 31, 2023
Loan Risk Rating	Number of Loans	Amortized Cost	% of Total	Amortized Cost by Year Originated
				2023	2022	2021	2020	2019	Prior
1	—	$—	—%	$—	$—	$—	$—	$—	$—
2	—	—	—%	—	—	—	—	—
3	3	42,130,731	47.9%	—		39,195,427	—	—	2,935,304
4	1	18,796,818	21.3%	—	18,796,818	—	—	—	—
5	—	—	—%	—	—	—	—	—	—
Non-performing	2	27,119,246	30.8%	—	—	—	—		27,119,246
	6	88,046,795	100.0%	$—	$18,796,818	$39,195,427	$—	$—	$30,054,550
Allowance for credit losses		(9,703,331)
Total, net of allowance for credit losses		$78,343,464
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
Note 4. Equity Investment in Unconsolidated Investments
As of March 31, 2024 and December 31, 2023, the Company owns equity interests in two joint ventures that own real estate properties. The Company accounts for its interests in these investments using the equity method of accounting because the Company does not have a controlling financial interest in these entities.

Notes to Consolidated Financial Statements (Unaudited)
The following table presents a summary of the Company’s equity investment in unconsolidated investments as of:

		March 31, 2024		December 31, 2023
Entity	Co-owner	Beneficial Ownership Interest	Carrying Value	Beneficial Ownership Interest	Carrying Value
SF - Dallas Industrial, LLC (1)	Affiliate	80.0%	$34,929,282	80.0%	$35,690,795
610 Walnut Investors LLC (2)	Third party	42.4%	4,209,660	42.4%	4,740,915
			$39,138,942		$40,431,710
_______________
(1)On December 28, 2022, the Company originated a $10.0 million mezzanine loan to a borrower to finance the acquisition of a real estate portfolio. Additionally, the Company entered into a residual profit-sharing agreement with the borrower in which the borrower would pay the Company an additional amount of 35.0% of remaining net cash flow from the sale of the real estate portfolio. The Company accounted for the entire arrangement as equity investment in unconsolidated investment. In May 2023, the Company made a cash payment of $27.4 million and settled the $10.0 million mezzanine loan in exchange for an 80.0% equity interest in a joint venture that owns the real estate portfolio. Terra REIT owns the other 20.0% of the joint venture.
(2)In November 2023, the Company contributed $5.1 million to a joint venture that owns a real estate property.

The following table presents a summary of equity income of and distributions received from the Company’s equity investment in unconsolidated investments:

	Three Months Ended March 31,
	2024	2023
(Loss) income from equity investment in unconsolidated investments	$(1,187,179)	$315,013
Distributions received from unconsolidated investments	$106,115	$262,770
The following tables present estimated combined summarized financial information of the Company’s equity investment in the joint ventures. Amounts provided are the total amounts attributable to the joint ventures and do not represent the Company’s proportionate share:

	March 31, 2024	December 31, 2023
Net investments in real estate	$116,896,696	$118,332,211
Other assets	7,385,392	8,658,923
Total assets	124,282,088	126,991,134
Mortgage loan payable	77,267,288	77,223,082
Other liabilities	4,765,886	5,501,677
Total liabilities	82,033,174	82,724,759
Members’ capital	$42,248,914	$44,266,375

	Three Months Ended March 31,
	2024	2023
Revenues	$1,715,745	$—
Operating expenses	(631,144)	—
Depreciation and amortization expense	(1,563,913)	—
Interest expense	(1,537,056)	—
Net loss	$(2,016,368)	$—
Note 5. Fair Value Measurements
The Company follows the provisions of ASC 820, Fair Value Measurement (“ASC 820”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 established a fair value hierarchy that prioritizes and ranks the level of market price observability used in measuring investments at fair

Notes to Consolidated Financial Statements (Unaudited)
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
As of March 31, 2024 and December 31, 2023, the Company had not elected the fair value option for its financial instruments, including loans held for investment, loans held for investment acquired through participation, term loan payable and unsecured notes payable. Such financial instruments are carried at cost, less impairment or less net deferred costs, where applicable. Held-to-maturity debt securities are financial instruments that are reported at amortized cost.
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
The following tables present fair value measurements of financial instruments that were carried at fair value, by major class, according to the fair value hierarchy:

	March 31, 2024
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Marketable securities - debt securities	$358,979	$—	$—	$358,979
Total	$358,979	$—	$—	$358,979

	December 31, 2023
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Marketable securities - debt securities	$507,266	$—	$—	$507,266
Total	$507,266	$—	$—	$507,266

Notes to Consolidated Financial Statements (Unaudited)
The following table presents the activities of the marketable securities:

	Three Months Ended March 31,
	2024	2023
Beginning balance	$507,266	$—
Fair market value adjustment	(148,287)	—
Ending balance	$358,979	$—
Financial Instruments Not Carried at Fair Value
The following table presents the carrying value and estimated fair value of the Company’s financial instruments that are not carried at fair value on the consolidated balance sheets as of:

		March 31, 2024			December 31, 2023
	Level	Principal Balance	Carrying Value	Fair Value	Principal Balance	Carrying Value	Fair Value
Investments:
Loans held for investment	3	$39,478,813	$39,847,720	$39,709,179	$60,317,296	$60,927,545	$60,642,806
Loans held for investment acquired through participation	3	27,145,557	27,145,557	17,334,857	27,119,250	27,119,250	17,884,929
Allowance for credit losses		—	(10,523,226)	—	—	(9,703,331)	—
Total loans		$66,624,370	$56,470,051	$57,044,036	$87,436,546	$78,343,464	$78,527,735
Liabilities:
Unsecured notes payable (1)(2)	1	$38,375,000	$35,527,087	$37,607,500	$38,375,000	$35,213,543	$36,287,400
Obligation under participation agreement	3	15,000,000	15,107,458	15,196,628	—	—	—
Term loan payable (3)(4)	3	—	—	—	15,000,000	14,948,604	15,000,000
Total liabilities		$53,375,000	$50,634,545	$52,804,128	$53,375,000	$50,162,147	$51,287,400
_______________
(1)Carrying value is net of unamortized purchase discount of $2.8 million and $3.2 million as of March 31, 2024 and December 31, 2023, respectively.
(2)Valuation falls under Level 1 of the fair value hierarchy, which is based on the trading price of $24.50 and $23.64 as of the close of the business day on March 28, 2024 and December 29, 2023, respectively.
(3)Carrying value is net of unamortized discount of $0.1 million as of December 31, 2023.
(4)Valuation falls under Level 3 of the fair value hierarchy, which is based on a discounted cash flow model with a discount rate of 12.48%, as of December 31, 2023.
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

Notes to Consolidated Financial Statements (Unaudited)
These valuation techniques are applied in a consistent and verifiable manner to all investments that are categorized within Level 3 of the fair value hierarchy and the REIT Manager provides the board of directors of Terra REIT (the “Terra REIT Board”), (a majority of which is made up of independent directors) with the investment valuations that are based on this discounted cash flow methodology. Valuations are prepared quarterly, or more frequently as needed, with each asset in the portfolio subject to a valuation prepared by a third-party valuation service at a minimum of once during every 12-month period. REIT Manager reviews the preliminary valuation with the Terra REIT Board and, together with an independent valuation firm, if applicable, responds and supplements the preliminary valuation to reflect any comments provided by the Terra REIT Board. The REIT Manager discusses valuations and determines the fair value of each investment in the portfolio in good faith based on various metrics and other factors, including the input and recommendation provided by the Terra REIT Board and any third-party valuation firm, if applicable.
Significant Unobservable Inputs
The following tables summarize the significant unobservable inputs used by the Company to value the Level 3 investments as of March 31, 2024 and December 31, 2023. The following tables are not intended to be all-inclusive, but instead identify the significant unobservable inputs relevant to the determination of fair values.

March 31, 2024
		Primary Valuation Technique	Unobservable Input	Range		Weighted
Asset Category	Fair Value			Minimum	Maximum	Average
Assets:
Loans	$39,709,179	Discounted cash flow	Discount rate	12.78%	16.38%	15.92%
Loans through participation interest (1)	17,334,857	Discounted cash flow	Discount rate	N/A	N/A	N/A
Total Level 3 Assets	$57,044,036
Liabilities:
Obligation under participation agreement	$15,196,628	Discounted cash flow	Discount rate	16.38%	16.38%	16.38%

December 31, 2023
		Primary Valuation Technique	Unobservable Input	Range		Weighted
Asset Category	Fair Value			Minimum	Maximum	Average
Assets:
Loans	$60,642,806	Discounted cash flow	Discount rate	13.02%	16.95%	15.88%
Loans through participation interest (1)	17,884,929	Discounted cash flow	Discount rate	N/A	N/A	N/A
Total Level 3 Assets	$78,527,735
_______________
(1)These were non-performing loans, as described in Note 3. The fair market value estimates were determined primarily using discounted cash flow models and Level 3 inputs, which include estimates of property-specific cash flows over a specific holding period, a discount rate of 6.75% and a terminal capitalization rate of 5.75%. These inputs are based on the location, type and nature of the property, current sales and lease comparables, anticipated real estate and capital market conditions, and management’s knowledge, experience and judgment. Additionally, the Company may use sales comparables to corroborate the estimated value of a loan’s collateral or may use sponsor’s guarantee to estimate the value of a non-performing loan.
    If the weighted average discount rate used to value the Company’s investments were to increase, the fair value of the Company’s investments would decrease. Conversely, if the weighted average discount rate used to value the Company’s investments were to decrease, the fair value of Company’s investments would increase.
Note 6. Related Party Transactions
Promissory Note Receivable
On January 24, 2024, the Company entered into a revolving promissory note receivable with Terra REIT. The promissory note receivable bears interest at the Prime Rate, as such Prime Rate is published in the Wall Street Journal, computed on the basis of the actual number of days elapsed and a year of 365 days. The promissory note matures on March 31, 2027. For the three months ended March 31, 2024, the Company provided funding under the promissory note receivable of $10.7 million and the amount outstanding under the promissory note receivable was $10.7 million. For the three months ended March 31, 2024,

Notes to Consolidated Financial Statements (Unaudited)
interest income recognized on the promissory note receivable was $0.1 million, which was included in Interest income on the consolidated statements of operations and comprehensive loss.
Cost Sharing Agreement
On November 8, 2022, the Company entered into the Cost Sharing Agreement with Terra REIT effective October 1, 2022, pursuant to which the Company reimburses Terra REIT for its allocable portion of management and transaction fees and operating expenses incurred by Terra REIT, including fees paid by Terra REIT to the REIT Manager.
The following table presents a summary of such fees and reimbursements incurred pursuant to the Cost Sharing Agreement between Terra LLC and Terra REIT:

	Three Months Ended March 31,
	2024	2023
Amounts Included in the Statements of Operations
Asset management and asset servicing fees	$390,058	$434,550
Operating expense reimbursement to Adviser (1)	382,294	305,880
Origination, extension and disposition fees	218,992	—
_______________
(1)Amounts were primarily compensation for time spent supporting the Company’s day-to-day operations.
Terra REIT’s Management Agreement with the REIT Manager

Terra REIT is the Company’s parent and sole member. The Company has entered into a cost sharing arrangement with Terra REIT pursuant to which the Company is responsible for its allocable share of Terra REIT’s expenses, including fees paid by Terra REIT to its manager, the REIT Manager. Terra REIT currently pays the following fees to the REIT Manager pursuant to the Management Agreement:

Origination and Extension Fee. An origination fee in the amount of 1.0% of the amount used to originate, acquire, fund or structure real estate-related investments, including any third-party expenses related to such loan. In the event that the term of any real estate-related loan is extended, the REIT Manager also receives an origination fee equal to the lesser of (i) 1.0% of the principal amount of the loan being extended or (ii) the amount of fee paid by the borrower in connection with such extension.

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

Transaction Breakup Fee. In the event that Terra REIT receive any “breakup fees,” “busted-deal fees,” termination fees, or similar fees or liquidated damages from a third-party in connection with the termination or non-consummation of any loan or disposition transaction, the REIT Manager will be entitled to receive one-half of such amounts, in addition to the reimbursement of all out-of-pocket fees and expenses incurred by the REIT Manager with respect to its evaluation and pursuit of such transactions.

In addition to the fees described above, Terra REIT reimburses the REIT Manager for operating expenses incurred in connection with services provided to the operations of Terra REIT, including its allocable share of the REIT Manager’s overhead, such as rent, employee costs, utilities, and technology costs.

Notes to Consolidated Financial Statements (Unaudited)
Management Agreement Amendment
On March 11, 2024, Terra REIT and the REIT Manager entered into an amendment to the Management Agreement, effective as of January 1, 2024 (the “Amendment”), in order to extend the term of the Management Agreement and modify the terms upon which the Management Agreement may be terminated. Except as discussed below, the terms of the Management Agreement remain unchanged by the Amendment. Except where the context requires otherwise, all references herein to the “Management Agreement” are to the Management Agreement as modified by the Amendment.
The term of the Management Agreement will expire on December 31, 2027 (the “Initial Term”) and will automatically renew for an unlimited number of additional one-year terms upon each anniversary date of the last day of the Initial Term (each, a “Renewal Term”), unless terminated by Terra REIT or the REIT Manager during the Initial Term or a Renewal Term in accordance with the terms of the Management Agreement (as described below).
The Management Agreement may be terminated by Terra REIT during the Initial Term or any Renewal Term upon a finding by either (i) at least two-thirds of the independent directors on the Terra REIT Board or (ii) the holders of a majority of the outstanding shares of Terra REIT’s common stock (other than those shares held by members of Terra REIT’s senior management team or affiliates of the REIT Manager) that either (a) there has been unsatisfactory performance by the REIT Manager that is materially detrimental to Terra REIT, or (b) the compensation payable to the REIT Manager pursuant to the Management Agreement is unfair; provided, however, that Terra REIT will not have the right to terminate the Management Agreement on the basis of unfair compensation to the REIT Manager if the REIT Manager agrees to continue to provide its services under the Management Agreement in exchange for reduced fees that at least two-thirds of the independent directors on the Terra REIT Board determine to be fair pursuant to the procedures set forth in the Management Agreement. Terra REIT must deliver prior written notice of any such termination to the REIT Manager at least 180 days prior to the last calendar day of the Initial Term or the then-current Renewal Term, as applicable, and the Management Agreement will terminate effective as of the last calendar day of the Initial Term or the then-current Renewal Term, as applicable.
Upon any termination of the Management Agreement by Terra REIT as discussed above, Terra REIT will pay the REIT Manager, on the date on which such termination is effective, a termination fee in an amount equal to three times the average annual fees of all types and expense reimbursements received by or owed to the REIT Manager pursuant to the Management Agreement during the 24-month period immediately preceding such termination (the “Termination Fee”), calculated as of the end of the most recently completed monthly prior to the date of such termination.
Terra REIT may also terminate the Management Agreement, effective upon 30 calendar days’ prior written notice from the Terra REIT Board to the REIT Manager, without payment of any Termination Fees or other penalties, upon (i) the material breach of the Management Agreement by the REIT Manager or its affiliates that continues for 30 days after written notice thereof to the REIT Manager (or 45 days after delivery of written notice thereof if the REIT Manager takes diligent steps to cure such breach within 30 days of delivery of the written notice), (ii) any fraud or other criminal conduct, gross negligence or breach of fiduciary duty by the REIT Manager or its affiliates in connection with the Management Agreement, as determined by a final, non-appealable judgment of a court of competent jurisdiction, (iii) the REIT Manager’s bankruptcy, insolvency or dissolution, or (iv) an Internalization Event (as defined in the Management Agreement). No Termination Fee or other penalty is payable upon such a termination by us.
The REIT Manager may terminate the Management Agreement, effective upon 60 days’ prior written from the REIT Manager to Terra REIT, if Terra REIT breaches the Management Agreement and such breach continues for 30 days after written notice thereof. Terra REIT will pay the REIT Manager the Termination Fee upon such termination by the REIT Manager.
Participation Agreements
The Company may enter into participation agreements with related and unrelated parties, primarily other affiliated funds of the REIT Manager. The participation agreements provide the Company with the opportunity to invest along the same terms, conditions, price and rights in the specified investment. The purpose of the participation agreements is to allow the Company and an affiliate to originate a specified investment when, individually, the Company does not have the liquidity to do so or to achieve a certain level of portfolio diversification. The Company may transfer portions of its investments to other participants or it may be a participant to an investment held by another entity.
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

Notes to Consolidated Financial Statements (Unaudited)
Participation interest purchased by the Company: The below tables list the investment interests purchased by the Company via participation agreements (each, a “PA”) as of March 31, 2024 and December 31, 2023. In accordance with the terms of each PA, each participant’s rights and obligations, including interest income and other income (e.g., exit fee and prepayment income) and related fees/expenses are based upon its respective pro-rata participation interest in such investments, as specified in the respective PA. The Company’s share of the investment is repayable only from the proceeds received from the related borrower/issuer of the investment, and therefore the Company is also subject to the credit risk (i.e., risk of default by the underlying borrower/issuer).
Pursuant to each PA, the affiliated fund receives and allocates the interest income and other related investment incomes in respect of the investment to the Company. The Company paid related expenses (i.e., the base management fee) directly to Terra REIT.

	March 31, 2024			December 31, 2023
	Participating Interests	Principal Balance	Carrying Value	Participating Interests	Principal Balance	Carrying Value
370 Lex Part Deux, LLC (1)	35.0%	$24,491,877	$24,491,877	35.0%	$24,491,877	$24,491,877
RS JZ Driggs, LLC (1)	50.0%	2,653,680	2,653,680	50.0%	2,627,373	2,627,373
Allowance for credit losses		—	(9,810,699)		—	(9,234,320)
Total		$27,145,557	$17,334,858		$27,119,250	$17,884,930
_______________
(1)The loan is held in the name of Terra REIT, the Company’s parent entity.
Transfers of participation interests by the Company: The following table summarizes the investment that was subject to a
PA with investment partnership affiliated with the REIT Manager as of March 31, 2024. There was no such investment as of December 31, 2023.

			March 31, 2024
			Transfers treated as obligations under participation agreements
	Principal	Carrying Value	% Transferred	Principal	Carrying Value
Asano Bankers Hill, LLC (1)	$18,567,296	$18,786,349	80.8%	$15,000,000	$15,107,458
________________
(1)Participant is a certain separately managed account, an investment partnership managed by the REIT Manager.
This investment is held in the name of the Company, but the Participant’s rights and obligations, including interest income and other income (e.g., exit fee, prepayment income) and related fees/expenses (e.g., disposition fees, asset management and asset servicing fees), are based upon its pro rata participation interest in such participated investment, as specified in the participation agreement. The Participant’s share of the investment is repayable only from the proceeds received from the related borrower/issuer of the investment and, therefore, the Participant also is subject to credit risk (i.e., risk of default by the underlying borrower/issuer). Pursuant to the participation agreement with this entity, the Company receives and allocates the interest income and other related investment income to the Participant based on its pro rata participation interest. The Participant pays any expenses, including any fees to the REIT Manager, only on its pro rata participation interest, subject to the terms of the governing fee arrangements.
Note 7. Debt
Senior Unsecured Notes
On February 10, 2021, Terra BDC issued $34.8 million in aggregate principal amount of 7.00% fixed-rate notes due 2026, and on February 26, 2021, the underwriters exercised the option to purchase an additional $3.6 million of the notes (collectively the “7.00% Senior Notes Due 2026”). The 7.00% Senior Notes Due 2026 may be redeemed in whole or in part at any time or from time to time at Terra BDC’s option on or after February 10, 2023, at a redemption price equal to 100% of the outstanding principal amount thereof, plus accrued and unpaid interest. In connection with the Merger, Terra LLC assumed all of Terra BDC’s rights and obligations under the indenture governing the 7.00% Senior Notes Due 2026.

Notes to Consolidated Financial Statements (Unaudited)
The indenture between Terra LLC (as successor to Terra BDC) and the trustee contains certain debt limitations and asset coverage covenants. As of March 31, 2024, the Company was in compliance with the asset coverage ratio requirements under the indenture.
The following table is a summary of the Company’s unsecured notes payable outstanding as of:

	Coupon Rate	Effective Rate (1)	Maturity Date	March 31, 2024	December 31, 2023
7.00% Senior Notes Due 2026 (2)	7.00%	10.27%	3/31/2026	38,375,000	38,375,000
Unamortized purchase discount (2)				(2,847,913)	(3,161,457)
Unsecured notes payable, net				$35,527,087	$35,213,543
_______________
(1)Includes purchase discount that is amortized to interest expense over the remaining life of the notes.
(2)In connection with the Merger, Terra LLC assumed all the obligations under the 7.00% Senior Notes and recorded a purchase discount of $4.6 million, representing the difference between the carrying value and the fair value of the notes on the date of the merger.
Term Loan
In April 2021, Terra BDC entered into a credit agreement (the “Credit Agreement”) with a lender to provide for a delayed draw term loan of $25.0 million (the “Term Loan”). On September 27, 2022, the Credit Agreement was amended to, among other things, remove the make whole premium on voluntary prepayment of the loans as well as to provide consent to the consummation of the Merger and the assumption by Terra LLC of all of the rights and obligations of Terra BDC under the Credit Agreement. On June 30, 2023, Terra LLC amended the Credit Agreement to, among other things, (i) decrease the principal amount to $15.0 million, (ii) extend the scheduled maturity date to March 31, 2024, and (iii) increase the rate on which the loans thereunder bear interest from a fixed rate of 5.625% per annum to a floating rate based on SOFR plus 7.375% with a SOFR floor of 5.0%, and repaid $10.0 million of the principal amount of the Term Loan. The Credit Agreement was secured by a lien on substantially all of Terra BDC's, and, following the Merger, Terra LLC’s owned and thereafter acquired property. In March 2024, the Credit Agreement was repaid in full.
The following table is a summary of the Company’s obligations under the Credit Agreement as of December 31, 2023. There was no such loan outstanding as of March 31, 2024.

	Maturity	Interest rate	Pledged Asset Carrying Value	Principal Amount
Term loan payable	3/31/2024	12.72%	$130,435,138	$15,000,000
Unamortized deferred financing cost				(51,396)
Unsecured notes payable, net				$14,948,604
Scheduled Debt Principal Payments
    Scheduled debt principal payments for each of the five calendar years following March 31, 2024 are as follows:

Years Ending December 31,	Total
2024 (April 1 through December 31)	$—
2025	—
2026	38,375,000
2027
2028	—
Thereafter	—
38,375,000
Unamortized purchase discount	(2,847,913)
Total	$35,527,087

Notes to Consolidated Financial Statements (Unaudited)
Obligation Under Participation Agreement
As discussed in Note 2, the Company follows the guidance in ASC 860 when accounting for loan participation. Such guidance requires the transferred interests meet certain criteria in order for the transaction to be recorded as a sale. Loan participation from the Company which does not qualify for sale treatment remains on the Company’s consolidated balance sheets and the proceeds are recorded as obligation under participation agreement. As of March 31, 2024, obligation under participation agreement had a carrying value of $15.1 million, and the carrying value of the loan that is associated this obligation under participation agreement was $18.8 million (see “Participation Agreements” in Note 6). The interest rate on the obligation under participation agreement was 20.3%. There was no such obligation under participation agreement as of December 31, 2023.
Note 8. Commitments and Contingencies
Unfunded Commitments on Loans Held for Investment
In the ordinary course of business, the Company may enter into future funding commitments, which are subject to the borrower meeting certain performance-related metrics that are monitored by the Company. As of both March 31, 2024 and December 31, 2023, the Company had $0.7 million of unfunded commitments. The Company maintained sufficient cash on hand to fund such unfunded commitments, including matching these commitments with principal repayments on outstanding loans.
Other
The Company enters into contracts that contain a variety of indemnification provisions. The Company’s maximum exposure under these arrangements is unknown; however, the Company has not had prior claims or losses pursuant to these contracts. Management of Terra Income Advisors has reviewed the Company’s existing contracts and expects the risk of loss to the Company to be remote.
The Company is not currently subject to any material legal proceedings and, to the Company’s knowledge, no material legal proceedings are threatened against the Company. From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under its contracts with its borrowers and investees. While the outcome of any legal proceedings cannot be predicted with certainty, the Company does not expect that any such proceedings will have a material adverse effect upon its financial condition or results of operations.
See Note 6 for a discussion of the Company’s commitments to Terra REIT.
Note 9. Subsequent Events
The management of the Company has evaluated events and transactions through the date the consolidated financial statements were issued and has determined that there are no material events that would require adjustment to or disclosure in the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The information contained in this section should be read in conjunction with our unaudited consolidated financial statements and related notes thereto and other financial information included elsewhere in this Quarterly Report on Form 10-Q. In this report, “we,” “us” and “our” refer to Terra Income Fund 6, LLC.
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
•our ability to achieve the expected synergies, cost savings and other benefits from the Merger (as defined in the section entitled “Overview” below);
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
•our use of financial leverage;
•actual and potential conflicts of interest with any of the following affiliated entities: Terra Income Fund 6, Inc. (“Terra BDC”); Terra Income Fund 6 LLC (“Terra LLC”), a wholly owned subsidiary of Terra Property Trust, Inc. (“Terra REIT”) and the successor of Terra BDC; Terra Capital Partners, LLC (“Terra Capital Partners”), our sponsor; Terra REIT Advisors, LLC, a subsidiary of Terra Capital Partners, and the external manager to our sole member Terra REIT (the “REIT Manager”); Terra Fund Advisors, LLC, an affiliate of Terra Capital Partners; Terra Secured Income Fund 5 International, Terra Income Fund International and Terra Secured Income Fund 7, LLC, (collectively, the “Terra Income Funds”); Terra Offshore Funds REIT, LLC; Mavik Real Estate Special Opportunities Fund, LP; or any of their affiliates;
•our dependence on the REIT Manager or its affiliates and the availability of its senior management team and other personnel;
•actions and initiatives of the U.S., federal, state and local government and changes to the U.S. federal, state and local government policies and the execution and impact of these actions, initiatives and policies; and
•the degree and nature of our competition.
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
Overview
Terra LLC was formed as a Delaware limited liability company on April 29, 2022 as a wholly owned subsidiary of Terra REIT. On October 1, 2022, pursuant to an Agreement and Plan of Merger, dated as of May 2, 2022 (as amended, the “Merger Agreement”), Terra BDC merged with and into Terra LLC, with Terra LLC continuing as the surviving entity of the merger (the “Merger”). Subsequent to the Merger, Terra LLC became the successor of Terra BDC and assumed all of Terra BDC’s rights and obligations, including the obligations under the indenture governing Terra BDC’s unsecured notes payable.
We are a wholly owned subsidiary of Terra REIT. Terra REIT’s investments activities are externally managed by the REIT Manager, our affiliate. We originate, invest in and manage a diverse portfolio of real estate-related investments that generate a stable income stream. We directly originate, structure and underwrite most, if not all, of our loans, as we believe that doing so will provide us with the best opportunity to invest in loans that satisfy its standards, establish a direct relationship with the borrower and optimize the terms of its investments; however, we may acquire existing loans from the originating lender should its adviser determine such an investment is in its best interest. We may also make strategic non-real estate related investments that align with our investment objectives and criteria. We may hold our investments until their scheduled maturity dates or may sell them if we are able to command favorable terms for their disposition. We may seek to realize growth in the value of its investments by timing their sale to maximize value.
On November 8, 2022, we entered into a cost sharing agreement with Terra REIT effective October 1, 2022, pursuant to which we reimburse Terra REIT for its allocable portion of management and transaction fees and operating expenses incurred by Terra REIT, including fees paid by Terra REIT to the REIT Manager (the “Cost Sharing Agreement”).
Recent Developments
Securities Purchase Program
As previously disclosed, Terra REIT may repurchase certain of its 6.00% senior notes due 2026 listed on the New York Stock Exchange (“NYSE”) under the trading symbol “TPTA” and we may repurchase certain of our 7.00% senior notes due 2026 listed on the NYSE under the trading symbol “TFSA”. The repurchases may be made directly by us or made indirectly through an affiliated purchaser entity managed by the REIT Manager and co-owned by Terra REIT and other vehicles managed by the REIT Manager or its affiliates. Such affiliate purchaser entity may also purchase third-party marketable securities. The timing and amount of any transactions will be determined by the REIT Manager based on its evaluation of market conditions, prices, legal requirements and other factors, and may be made from time to time on the open market, in privately negotiated transactions or otherwise, in each case subject to compliance with all SEC rules and other legal requirements.

Portfolio Summary
Net Loan Portfolio
The following table provides a summary of our net loan portfolio as of:

	March 31, 2024
	Fixed Rate	Floating Rate (1)(2)	Total Gross Loans	Obligations under Participation Agreements	Total Net Loans
Number of loans	3	2	5	1	5
Principal balance	$23,565,197	$43,059,173	$66,624,370	$15,000,000	$51,624,370
Carrying value	23,362,940	33,107,111	56,470,051	15,107,458	41,362,593
Fair value	23,552,173	33,491,863	57,044,036	15,196,628	41,847,408
Weighted-average coupon rate	13.4%	16.6%	15.4%	20.3%	14.0%
Weighted-average remaining term (years)	0.60	0.85	0.72	0.85	0.64

	December 31, 2023
	Fixed Rate	Floating Rate (1)(2)	Total	Obligations under Participation Agreements	Total Net Loans
Number of loans	4	2	6	—	6
Principal balance	$44,377,373	$43,059,173	$87,436,546	$—	$87,436,546
Carrying value	44,528,468	33,814,996	78,343,464	—	78,343,464
Fair value	44,313,689	34,214,046	78,527,735	—	78,527,735
Weighted-average coupon rate	13.7%	16.6%	15.1%	—%	15.1%
Weighted-average remaining term (years)	0.76	1.10	0.87	—	0.87
_______________
(1)As of March 31, 2024 and December 31, 2023, these loans pay a coupon rate of Secured Overnight Financing Rate (“SOFR”) or forward-looking term rate based on SOFR (“Term SOFR”), as applicable, plus a fixed spread. Coupon rates shown were determined using both average SOFR and Term SOFR of 5.3%, respectively, as of March 31, 2024, and 5.3% and 5.4%, respectively, as of December 31, 2023.
(2)As of both March 31, 2024 and December 31, 2023, two loans were subject to SOFR or Term SOFR floor, as applicable.

Equity Investments
In addition to our loan portfolio, we owned equity interests in two joint ventures that own real estate properties. We account for our equity interest in the joint ventures as equity method investments because we do not have a controlling financial interest in the entities. As of March 31, 2024 and December 31, 2023, these equity investments had total carrying value of $39.1 million and $40.4 million, respectively.
Portfolio Investment Activity
For the three months ended March 31, 2024 and 2023, we invested $11.1 million and $12.2 million in new and add-on investments, and had $21.5 million and $20.1 million of repayments, resulting in net repayments of $10.3 million and $8.0 million, respectively.
Senior Unsecured Notes
On February 10, 2021, Terra BDC issued $34.8 million in aggregate principal amount of 7.00% fixed-rate notes due 2026, and on February 26, 2021, the underwriters exercised the option to purchase an additional $3.6 million of the notes (collectively the “7.00% Senior Notes Due 2026”). The 7.00% Senior Notes Due 2026 may be redeemed in whole or in part at any time or from time to time at Terra BDC’s option on or after February 10, 2023, at a redemption price equal to 100% of the outstanding principal amount thereof, plus accrued and unpaid interest. In connection with the Merger, Terra LLC assumed all of Terra BDC’s rights and obligations under the indenture governing the 7.00% Senior Notes Due 2026.
Term Loan
In April 2021, Terra BDC entered into a credit agreement (the “Credit Agreement”) with a lender to provide for a delayed draw term loan of $25.0 million (the “Term Loan”). On September 27, 2022, the Credit Agreement was amended to, among other things, remove the make whole premium on voluntary prepayment of the loans as well as to provide consent to the consummation of the Merger and the assumption by Terra LLC of all of the rights and obligations of Terra BDC under the Credit Agreement. On June 30, 2023, we amended the Credit Agreement to, among other things, (i) decrease the principal amount to $15.0 million, (ii) extend the scheduled maturity date to March 31, 2024, and (iii) increase the rate on which the loans thereunder bear interest from a fixed rate of 5.625% per annum to a floating rate based on SOFR plus 7.375% with a SOFR floor of 5.0%, and repaid $10.0 million of the principal amount of the Term Loan. The Credit Agreement was secured by a lien on substantially all of Terra BDC’s, and, following the Merger, Terra LLC’s owned and thereafter acquired property. In March 2024, the Term Loan was repaid in full.
Factors Impacting Operating Results
Our portfolio is concentrated in a limited number of industries and borrowers, and, as a result, a downturn in any particular industry or borrower in which we are heavily invested may significantly impact the aggregate returns we realize. If an industry in which we are heavily invested suffers from adverse business or economic conditions, a material portion of our investment could be affected adversely, which, in turn, could adversely affect our financial position and results of operations. For example, as of March 31, 2024, our investments secured by office and multifamily properties represented approximately 47.4% and 39.8%, respectively, of the principal balance of our total net loan investments. In addition, as of March 31, 2024, we held only five loan investments and our largest net loan investment represented approximately 47.4% of the principal balance of our total net loan investments and our largest three net loan investments represented approximately 89.0% of the principal balance of our total net loan investments.

Results of Operations
Operating results for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023	Change
Revenues
Interest income	$2,164,276	$2,931,904	$(767,628)
Dividend and other income	16,332	5,575	10,757
	2,180,608	2,937,479	(756,871)
Operating expenses
Asset management and asset servicing fees paid/payable to Terra REIT (1)	390,058	434,550	(44,492)
Operating expense reimbursement to Terra REIT (1)	382,294	305,880	76,414
Provision for (reversal of provision for) credit losses	824,348	(115,337)	939,685
Professional fees	169,702	282,510	(112,808)
Insurance expense	21,072	62,119	(41,047)
General and administrative expenses	36,238	12,660	23,578
	1,823,712	982,382	841,330
Operating income	356,896	1,955,097	(1,598,201)
Other income and expenses
(Loss) income from equity investment in unconsolidated investments	(1,187,179)	315,013	(1,502,192)
Interest expense on unsecured notes payable	(985,106)	(952,149)	(32,957)
Interest expense on term loan	(517,528)	(351,563)	(165,965)
Interest expense from obligation under participation agreement	(725,953)	—	(725,953)
	(3,415,766)	(988,699)	(2,427,067)
Net (loss) income	$(3,058,870)	$966,398	$(4,025,268)
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
Net Loan Portfolio
    In assessing the performance of our loans, we believe it is appropriate to evaluate the loans on an economic basis, that is, gross loans net of obligations under participation agreements. The following table presents a reconciliation of our loan portfolio on a weighted average basis from gross to net:

	Three Months Ended March 31,
	2024		2023
	Weighted Average Principal Amount	Weighted Average Coupon Rate	Weighted Average Principal Amount	Weighted Average Coupon Rate
Gross loan investments	$78,086,346	15.3%	$111,946,265	13.9%
Obligation under participation agreement	(12,032,967)	16.3%	—	—%
Net loan investments	$66,053,379	15.1%	$111,946,265	13.4%
Interest Income
For the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, interest income decreased by $0.8 million, primarily due to a decrease in the weighted average principal balance of gross loans, partially offset by an increase in the weighted average coupon rate due to increases in the underlying index rates and the interest income earned on the promissory note receivable.
Dividend and Other Income
For the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, dividend and other income increased by $0.01 million. For the three months ended March 31, 2024, dividend and other income primarily related to dividend income earned on our marketable securities. For the three months ended March 31, 2023, dividend and other income was primarily related to administrative fees earned in connection with servicing our loans.
Asset Management and Asset Servicing Fees
    On November 8, 2022, we entered into the Cost Sharing Agreement with Terra REIT effective October 1, 2022, pursuant to which we reimburse Terra REIT for our allocable portion of management and transaction fees and operating expenses incurred by Terra REIT, including fees paid by Terra REIT to the REIT Manager.
    For the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, management fees consisting of asset management and asset servicing fees paid/payable to Terra REIT pursuant to the Cost Sharing Agreement decreased by $0.04 million, primarily due to a decrease in total funds under management.
Operating Expense Reimbursement
    For the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, operating expense incurred on our behalf pursuant to the Cost Sharing Agreement increased by $0.1 million, primarily due to an increase in the REIT Manager’s allocable costs.
Provision for Credit Losses
On January 1, 2023, we adopted the provisions of Accounting Standards Update (“ASU2016-13,”) 2016-13, Financial Instruments— Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires entities to recognize credit losses on financial instruments based on an estimate of current expected credit losses.
For the three months ended March 31, 2024, we recorded a provision for credit losses of $0.8 million, primarily as a result of a decline in the fair value of the collateral of a loan due to a decline in the macroeconomic outlook for commercial real estate. For the three months ended March 31, 2023, we reversed $0.1 million of provision for credit losses due to an improvement in macroeconomic forecasts during the period.
Professional Fees
For the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, professional fees decreased by $0.1 million, primarily due to legal fees incurred in connection with the SEC inquiry in 2023.
(Loss) Income From Equity Investment In Unconsolidated Investments
For the three months ended March 31, 2024, we recognized a loss from equity investment in unconsolidated investment of $1.2 million, related to our portion of the net loss incurred by the two joint ventures primarily as a result of the high depreciation and interest expense. For the three months ended March 31, 2023, we recognized income from equity investment in unconsolidated investment of $0.3 million, primarily related to interest income earned on a $10.0 million mezzanine loan for which we accounted for using the equity method of accounting because we also had an agreement with the borrower to share the residual profit from the sale of the real estate portfolio. The mezzanine loan was settled in June 2023.
Interest Expense on Unsecured Notes Payable
As discussed in the section entitled “Senior Unsecured Notes” above, we assumed the $38.4 million 7.00% Senior Notes Due 2026 in connection with the Merger.
For the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, interest expense on unsecured notes payable remained substantially the same.
Interest Expense on Term Loan
As discussed in the section entitled “Term Loan” above, we assumed the $25 million Term Loan in connection with the Merger. In June 30, 2023, we made a $10.0 million partial repayment on the Term Loan. In March 2024, the Term Loan was repaid in full.
For the three months ended March 31, 2024 as compared to the same period in 2023, interest expense on the Term Loan increased by $0.2 million, primarily due to an increase in contractual interest rate, partially offset by a decrease in the weighted average outstanding balance.

Interest Expense From Obligation Under Participation Agreement
For the three months ended March 31, 2024, interest expense from obligation under participation agreement was $0.7 million, related to a portion of a loan we transferred to an affiliate via a participation agreement for which it did not qualify for sale treatment. There was no such interest expense for the three months ended March 31, 2023.
Net (loss) income
For the three months ended March 31, 2024, the resulting net loss was $3.1 million, compared to the resulting net income of $1.0 million for the three months ended March 31, 2023.
Terra REIT’s Management Agreement with the REIT Manager
Terra REIT is our parent and sole member. We have entered into a cost sharing arrangement with Terra REIT pursuant to which we will be responsible for our allocable share of Terra REIT’s expenses, including fees paid by Terra REIT to its manager, the REIT Manager. Terra REIT currently pays the following fees to the REIT Manager pursuant to the Management Agreement:
Origination and Extension Fee. An origination fee in the amount of 1.0% of the amount used to originate, acquire, fund or structure real estate-related investments, including any third-party expenses related to such loan. In the event that the term of any real estate-related loan is extended, the REIT Manager also receives an origination fee equal to the lesser of (i) 1.0% of the principal amount of the loan being extended or (ii) the amount of fee paid by the borrower in connection with such extension.
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
Transaction Breakup Fee. In the event that Terra REIT receive any “breakup fees,” “busted-deal fees,” termination fees, or similar fees or liquidated damages from a third-party in connection with the termination or non-consummation of any loan or disposition transaction, the REIT Manager will be entitled to receive one-half of such amounts, in addition to the reimbursement of all out-of-pocket fees and expenses incurred by the REIT Manager with respect to its evaluation and pursuit of such transactions.
In addition to the fees described above, Terra REIT reimburses the REIT Manager for operating expenses incurred in connection with services provided to the operations of Terra REIT, including its allocable share of the REIT Manager’s overhead, such as rent, employee costs, utilities, and technology costs.
Management Agreement Amendment
On March 11, 2024, Terra REIT and the REIT Manager entered into an amendment to the Management Agreement, effective as of January 1, 2024 (the “Amendment”), in order to extend the term of the Management Agreement and modify the terms upon which the Management Agreement may be terminated. Except as discussed below, the terms of the Management Agreement remain unchanged by the Amendment. Except where the context requires otherwise, all references herein to the “Management Agreement” are to the Management Agreement as modified by the Amendment.
The term of the Management Agreement will expire on December 31, 2027 (the “Initial Term”) and will automatically renew for an unlimited number of additional one-year terms upon each anniversary date of the last day of the Initial Term (each, a “Renewal Term”), unless terminated by Terra REIT or the REIT Manager during the Initial Term or a Renewal Term in accordance with the terms of the Management Agreement (as described below).

The Management Agreement may be terminated by Terra REIT during the Initial Term or any Renewal Term upon a finding by either (i) at least two-thirds of the independent directors on the Terra REIT Board or (ii) the holders of a majority of the outstanding shares of Terra REIT’s common stock (other than those shares held by members of Terra REIT’s senior management team or affiliates of the REIT Manager) that either (a) there has been unsatisfactory performance by the REIT Manager that is materially detrimental to Terra REIT, or (b) the compensation payable to the REIT Manager pursuant to the Management Agreement is unfair; provided, however, that Terra REIT will not have the right to terminate the Management Agreement on the basis of unfair compensation to the REIT Manager if the REIT Manager agrees to continue to provide its services under the Management Agreement in exchange for reduced fees that at least two-thirds of the independent directors on the Terra REIT Board determine to be fair pursuant to the procedures set forth in the Management Agreement. Terra REIT must deliver prior written notice of any such termination to the REIT Manager at least 180 days prior to the last calendar day of the Initial Term or the then-current Renewal Term, as applicable, and the Management Agreement will terminate effective as of the last calendar day of the Initial Term or the then-current Renewal Term, as applicable.
Upon any termination of the Management Agreement by Terra REIT as discussed above, Terra REIT will pay the REIT Manager, on the date on which such termination is effective, a termination fee in an amount equal to three times the average annual fees of all types and expense reimbursements received by or owed to the REIT Manager pursuant to the Management Agreement during the 24-month period immediately preceding such termination (the “Termination Fee”), calculated as of the end of the most recently completed monthly prior to the date of such termination.
Terra REIT may also terminate the Management Agreement, effective upon 30 calendar days’ prior written notice from the Terra REIT Board to the REIT Manager, without payment of any Termination Fees or other penalties, upon (i) the material breach of the Management Agreement by the REIT Manager or its affiliates that continues for 30 days after written notice thereof to the REIT Manager (or 45 days after delivery of written notice thereof if the REIT Manager takes diligent steps to cure such breach within 30 days of delivery of the written notice), (ii) any fraud or other criminal conduct, gross negligence or breach of fiduciary duty by the REIT Manager or its affiliates in connection with the Management Agreement, as determined by a final, non-appealable judgment of a court of competent jurisdiction, (iii) the REIT Manager’s bankruptcy, insolvency or dissolution, or (iv) an Internalization Event (as defined in the Management Agreement). No Termination Fee or other penalty is payable upon such a termination by us.
The REIT Manager may terminate the Management Agreement, effective upon 60 days’ prior written from the REIT Manager to Terra REIT, if Terra REIT breaches the Management Agreement and such breach continues for 30 days after written notice thereof. Terra REIT will pay the REIT Manager the Termination Fee upon such termination by the REIT Manager.
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
Certain of our loans provide for commitments to fund the borrower at a future date. As of March 31, 2024, we had one loan with funding commitments of $19.3 million, of which we funded $18.6 million. We do not expect to fund the remaining $0.7 million unfunded commitments to the borrower in the next twelve months as the borrower has not met the requirement for funding. Additionally, our $15.0 million obligation under participation agreement will mature in the next twelve months. We expect to use the proceeds from the repayment of the corresponding investment to repay the participation obligation.

Cash Flows (Used in) Provided by Operating Activities
For the three months ended March 31, 2024, cash used in operating activities was $0.1 million. For the three months ended March 31, 2023, cash provided by operating activities was $0.5 million. The decrease in operating cash was due to decrease in contractual interest income.
Cash Flows Provided by Investing Activities
For the three months ended March 31, 2024, cash provided by investing activities was $10.4 million, primarily related to proceeds from repayment of loans of $21.5 million, partially offset by funding for promissory note receivable of $10.7 million.
For the three months ended March 31, 2023, cash provided by investing activities was $8.0 million, primarily related to proceeds from repayment of loans of $20.1 million, partially offset by purchases of investments of $12.2 million.
Cash Flows From Financing Activities
For the three months ended March 31, 2024, the proceeds from obligation under participation agreement of $15.0 million was offset by repayment of the Term Loan of $15.0 million.
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
We use a model-based approach for estimating the allowance for credit losses on performing loans on a collective basis, including future funding commitments for which we do not have the unconditional right to cancel, as these loans share similar risk characteristics. We utilize information obtained from internal and external sources relating to past events, current economic conditions and reasonable and supportable forecasts about the future to determine the expected credit losses for our loan portfolio. We utilize a commercial mortgage-based, third-party loan loss model and because we do not have a meaningful history of realized credit losses on our loan portfolio, we subscribe to a database service to provide historical proxy loan loss information. We employ logistic regression to forecast expected losses at the loan level based on a commercial real estate loan securitization database that contains activity dating back to 1998. We have chosen to incorporate a weighted average macroeconomic forecast that encompasses baseline, optimistic and pessimistic scenarios, into our allowance for credit losses on performing loans estimate during the reasonable and supportable forecast period which is currently eight quarters. We select certain economics variables from a group of independent variables such as Commercial Real Estate Price Index, unemployment and interest rate which are included in the model as part of macroeconomic forecast and updated regularly based on current economic trends. The specific loan level information input into the model includes loan-to-value and debt service coverage ratio metrics, as well as principal balances, property type, location, coupon rate, coupon rate type, original or remaining term, expected repayment dates and contractual future funding commitments. Based on the inputs, the loan loss model determines a loan loss rate through the generation of a probability of default (PD) and loss given default (LGD) for each loan. The allowance for credit losses on performing loans is then calculated by applying the loan loss rate to the total outstanding loan balance of each loan. A significant amount of judgment is applied in selecting inputs and analyzing results produced by the models to determine the allowance for credit losses. Changes in such estimates can significantly affect the expected credit losses.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
This section has been omitted pursuant to General Instruction H(2)(c) of Form 10-Q.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
    As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including both the Chief Executive Officer and Chief Investment Officer and the Chief Financial Officer of our sole and managing member, Terra REIT, performing functions equivalent to those a principal executive officer and principal financial officer of our company would perform if we had any officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
Changes in Internal Control Over Financial Reporting
During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II
Item 1. Legal Proceedings.
Neither we nor Terra REIT nor the REIT Manager is currently subject to any material legal proceedings, nor, to our knowledge, are material legal proceedings threatened against us, Terra REIT, or the REIT Manager. From time to time, we and individuals employed by Terra REIT may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.
Item 1A. Risk Factors.
For a discussion of the potential risks and uncertainties associated with our business, please see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023. You should be aware that those risk factors may not describe every risk facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
This section has been omitted pursuant to General Instruction H(2)(b) of Form 10-Q.

Item 3. Defaults Upon Senior Securities.
This section has been omitted pursuant to General Instruction H(2)(b) of Form 10-Q.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
    Not applicable.
Item 15.  Exhibits and Financial Statement Schedules.
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

3.5
Limited Liability Company Agreement of Terra Merger Sub, LLC, dated as of September 26, 2022, by Terra Property Trust, Inc. (incorporated by reference to Exhibit 3.5 to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2022.)

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
Date: May 13, 2024

TERRA INCOME FUND 6, LLC
By: Terra Property Trust, Inc., its sole and managing member

By:	/s/ Vikram S. Uppal
Vikram S. Uppal
Chairman of the Board, Chief Executive Officer and Chief Investment Officer
(Principal Executive Officer)

By:	/s/ Gregory M. Pinkus
Gregory M. Pinkus
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)