Form 10-Q
period 2024-06-30
Terra Income Fund 6, LLC
filed 2024-08-09
CIK 1577134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2024

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Terra Income Fund 6, LLC
Consolidated Balance Sheets

	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Cash and cash equivalents	$7,708,062	$3,193,078
Restricted cash	—	106,918
Loans held for investment, net of allowance for credit losses of $382,709 and $469,011	21,337,941	60,458,534
Loans held for investment acquired through participation, net of allowance for credit losses of $10,367,310 and $9,234,320	16,797,791	17,884,930
Equity investment in unconsolidated investments	38,175,572	40,431,710
Promissory note receivable (Note 6)	34,335,983	—
Marketable securities	498,703	507,266
Interest receivable	290,869	1,241,308
Prepaid expenses and other assets	537,214	515,407
Total assets	$119,682,135	$124,339,151
Liabilities and Equity
Liabilities:
Unsecured notes payable, net of purchase discount	35,849,458	35,213,543
Term loan payable, net of deferred financing cost	—	14,948,604
Obligation under participation agreement (Note 7)	15,119,853	—
Interest payable from obligation under participation agreement	220,174	—
Interest reserve and other deposits held on investments	—	106,918
Other liabilities	12,740	410,075
Accrued expenses	120,673	254,716
Total liabilities	51,322,898	50,933,856
Commitments and contingencies (Note 8)
Equity:
Managing member	68,367,800	73,405,295
Accumulated other comprehensive loss	(8,563)	—
Total equity	68,359,237	73,405,295
Total liabilities and equity	$119,682,135	$124,339,151

See notes to unaudited consolidated financial statements.

Terra Income Fund 6, LLC
Consolidated Statements of Operations and Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Interest income	$1,766,342	$2,595,328	$3,930,618	$5,527,232
Dividend and other income	10,494	31,900	26,826	37,475
	1,776,836	2,627,228	3,957,444	5,564,707
Operating expenses
Asset management and asset servicing fees paid/ payable to Terra REIT (1)	277,621	428,883	667,679	863,433
Operating expense reimbursement to Terra REIT (1)	320,214	406,480	702,508	712,360
Provision for (reversal of provision for) credit losses	226,279	47,349	1,050,627	(67,988)
Professional fees	158,625	183,532	328,327	466,042
Insurance expense	21,072	21,072	42,144	83,191
General and administrative	11,303	14,727	47,541	27,387
	1,015,114	1,102,043	2,838,826	2,084,425
Operating income	761,722	1,525,185	1,118,618	3,480,282
Other income and expenses
(Loss) income from equity investment in unconsolidated investments	(963,371)	(124,106)	(2,150,550)	190,907
Interest expense on unsecured notes payable	(993,934)	(960,049)	(1,979,040)	(1,912,198)
Interest expense on term loan	—	(355,468)	(517,528)	(707,031)
Interest expense from obligation under participation agreement	(783,042)	—	(1,508,995)	—
Unrealized gain on investments, net	—	5,829	—	5,829
Realized loss on investments, net	—	(12,512)	—	(12,512)
	(2,740,347)	(1,446,306)	(6,156,113)	(2,435,005)
Net (loss) income	$(1,978,625)	$78,879	$(5,037,495)	$1,045,277
Other comprehensive income (loss)
Available -for-sale debt securities	139,724	—	(8,563)	—
	139,724	—	(8,563)	—
Comprehensive (loss) income	$(1,838,901)	$78,879	$(5,046,058)	$1,045,277
______________
(1)Fees were paid and payable, and expenses were reimbursed, to Terra Property Trust, Inc. (“Terra REIT”) pursuant to a cost sharing agreement with Terra REIT (Note 6).
See notes to unaudited consolidated financial statements.

Terra Income Fund 6, LLC
Consolidated Statement of Changes in Member’s Capital
(Unaudited)

	Managing Member	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2024	$73,405,295	$—	$73,405,295
Net loss	(3,058,870)	—	(3,058,870)
Other comprehensive loss:
Available-for-sale debt securities	—	(148,287)	(148,287)
Balance, March 31, 2024	70,346,425	(148,287)	70,198,138
Net loss	(1,978,625)	—	(1,978,625)
Other comprehensive income (loss):
Available-for-sale debt securities	—	139,724	139,724
Balance, June 30, 2024	$68,367,800	$(8,563)	$68,359,237

	Managing Member	Total
Balance, January 1, 2023	$79,691,832	$79,691,832
Cumulative effect of adoption of credit loss accounting standard effective January 1, 2023 (Note 2)	(661,422)	(661,422)
Net income	966,398	966,398
Balance, March 31, 2023	79,996,808	79,996,808
Net income	78,879	78,879
Balance, June 30, 2023	$80,075,687	$80,075,687

See notes to unaudited consolidated financial statements.

Terra Income Fund 6, LLC
Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(5,037,495)	$1,045,277
Adjustments to reconcile net (loss) income from operations to net cash (used in) provided by operating activities:
Provision for (reversal of provision for) credit losses	1,050,627	(67,988)
Amortization of premiums and discounts on investments	129,883	744,316
Amortization and accretion of investment-related fees, net	99,365	(226,859)
Amortization of discount on debt	635,915	569,073
Amortization of deferred financing costs	51,396	—
Loss (income) from equity investment in unconsolidated investments	2,150,550	(190,907)
Distributions received from equity investment in unconsolidated investments	—	526,998
Realized loss on investments, net	—	12,512
Unrealized gain on investments, net	—	(5,829)
Changes in operating assets and liabilities:
Decrease in interest receivable	950,439	187,954
Increase in prepaid expenses and other assets	(21,807)	(224,666)
Decrease in accrued expenses	(134,043)	(358,636)
Increase in interest payable from obligation under participation agreement	220,174	—
Decrease in other liabilities	(401,274)	(252,044)
Net cash (used in) provided by operating activities	(306,270)	1,759,201
Cash flows from investing activities:
Repayment of loans	39,941,496	41,777,390
Origination and purchase of loans	(889,847)	(3,256,570)
Purchase of equity interest in unconsolidated investment	(527)	(27,354,342)
Funding for promissory note receivable	(34,335,983)	—
Proceeds from redemption of held-to-maturity debt securities	—	10,000,000
Distributions on equity interest in unconsolidated investment	106,115	—
Purchase of held-to-maturity debt securities	—	(10,012,512)
Purchase of marketable securities	—	(525,867)
Net cash provided by investing activities	4,821,254	10,628,099
Cash flows from financing activities:
Proceeds from obligation under participation agreement	15,000,000	—
Repayment of term loan	(15,000,000)	(10,000,000)
Change in interest reserve and other deposits held on investments	(106,918)	(215,357)
Payment of financing costs	—	(150,000)
Net cash used in financing activities	(106,918)	(10,365,357)
Net increase in cash, cash equivalents and restricted cash	4,408,066	2,021,943
Cash, cash equivalents and restricted cash, at beginning of period	3,299,996	6,739,953
Cash, cash equivalents and restricted cash, at end of period (Note 2)	$7,708,062	$8,761,896

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,978,225	$2,050,156
Income taxes paid	$—	$225,000

Supplemental non-cash information:
Settlement of a mezzanine loan accounted for as an equity investment in exchange for equity interest in a joint venture that owns real estate (Note 4)	$—	$10,149,642

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
    The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s consolidated balance sheets to the total amount shown in its statements of cash flows:

	June 30,
	2024	2023
Cash and cash equivalents	$7,708,062	$8,761,896
Restricted cash	—	—
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$7,708,062	$8,761,896
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
Performing Loans
The Company uses a model-based approach for estimating the allowance for credit losses on performing loans on a collective basis, including future funding commitments for which the Company does not have the unconditional right to cancel, as these loans share similar risk characteristics. The Company utilizes information obtained from internal and external sources relating to past events, current economic conditions and reasonable and supportable forecasts about the future to determine the expected credit losses for its loan portfolio. The Company utilizes a commercial mortgage-based, third-party loan loss model and because the Company does not have a meaningful history of realized credit losses on its loan portfolio, it subscribes to a database service to provide historical proxy loan loss information. The Company employs logistic regression to forecast expected losses at the loan level based on a commercial real estate loan securitization database that contains activity dating back to 1998. The Company has chosen to incorporate a weighted average macroeconomic forecast that encompasses baseline, upside and downside scenarios, into its allowance for credit losses on performing loans estimate during the reasonable and supportable forecast period which is currently eight quarters. The Company selects certain economics variables from a group of independent variables such as Commercial Real Estate Price Index, unemployment and interest rate which are included in the model as part of macroeconomic forecast and updated regularly based on current economic trends. The specific loan level information input into the model includes loan-to-value and debt service coverage ratio metrics, as well as principal balances, property type, location, coupon rate, coupon rate type, original or remaining term, expected repayment dates and contractual future funding commitments. Based on the inputs, the loan loss model determines a loan loss rate through the generation of a probability of default (PD) and loss given default (LGD) for each loan. The allowance for credit losses on performing loans is then calculated by applying the loan loss rate to the total outstanding loan balance of each loan. A significant amount of

Notes to Consolidated Financial Statements (Unaudited)
judgment is applied in selecting inputs and analyzing results produced by the models to determine the allowance for credit losses on performing loans. Changes in such estimates can significantly affect the expected credit losses.
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

Notes to Consolidated Financial Statements (Unaudited)
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
Note 3. Loans Held for Investment
The Company elected the practical expedient under ASC 326 to exclude accrued interest from amortized cost. As of June 30, 2024 and December 31, 2023, accrued interest receivable of $0.3 million and $1.2 million, respectively, is included in interest receivable on the consolidated balance sheets, and is excluded from the amortized cost of loans held for investment.

Notes to Consolidated Financial Statements (Unaudited)
Portfolio Summary
The following table provides a summary of the Company’s loan portfolio:

	June 30, 2024			December 31, 2023
	Fixed Rate	Floating Rate (1)(2)	Total	Fixed Rate	Floating Rate (1)(2)	Total
Number of loans	2	2	4	4	2	6
Principal balance	$5,673,224	$43,059,173	$48,732,397	$44,377,373	$43,059,173	$87,436,546
Carrying value	$5,581,763	$32,553,969	$38,135,732	$44,528,468	$33,814,996	$78,343,464
Fair value	$5,398,569	$32,943,200	$38,341,769	$44,313,689	$34,214,046	$78,527,735
Weighted-average coupon rate	11.6%	16.6%	16.0%	13.7%	16.6%	15.1%
Weighted-average remaining term (years)	2.85	0.61	0.92	0.76	1.10	0.87
_______________
(1)As of June 30, 2024 and December 31, 2023, these loans pay a coupon rate of Secured Overnight Financing Rate (“SOFR”) or forward-looking term rate based on SOFR (“Term SOFR”), as applicable, plus a fixed spread. Coupon rates shown were determined using both average SOFR and Term SOFR of 5.3%, as of June 30, 2024, and of 5.3% and 5.4%, respectively, as of December 31, 2023.
(2)As of both June 30, 2024 and December 31, 2023, two loans were subject to a SOFR or Term SOFR floor, as applicable.
Lending Activities
The following tables present the activities of the Company’s loan portfolio:

	Loans Held for Investment	Loans Held for Investment through Participation Interests	Total
Balance, January 1, 2024	$60,458,534	$17,884,930	$78,343,464
New loans made	843,996	45,851	889,847
Principal repayments received	(39,941,496)	—	(39,941,496)
Net amortization of premiums on loans	(129,883)	—	(129,883)
Accrual, payment and accretion of investment-related fees and other, net	20,488	—	20,488
Reversal of (provision for) credit losses	86,302	(1,132,990)	(1,046,688)
Balance, June 30, 2024	$21,337,941	$16,797,791	$38,135,732

	Loans Held for Investment	Loans Held for Investment through Participation Interests	Total
Balance, January 1, 2023	$79,082,650	$42,330,376	$121,413,026
Cumulative effect of adoption of credit loss accounting standard effective January 1, 2023 (Note 2)	(593,040)	—	(593,040)
New loans made	3,023,096	233,474	3,256,570
Principal repayments received	(21,655,810)	(20,121,580)	(41,777,390)
Net amortization of discounts on loans	(662,905)	(81,411)	(744,316)
Accrual, payment and accretion of investment-related fees and other, net	141,812	85,047	226,859
Reversal of provision for credit losses	26,499	—	26,499
Balance, June 30, 2023	$59,362,302	$22,445,906	$81,808,208

Notes to Consolidated Financial Statements (Unaudited)
Portfolio Information
    The tables below detail the types of loans in the Company’s loan portfolio, as well as the property type and geographic location of the properties securing these loans:

	June 30, 2024			December 31, 2023
Loan Structure	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
Preferred equity investments	$45,732,397	$45,940,979	120.5%	$63,186,546	$63,648,991	81.3%
Mezzanine loans	3,000,000	2,944,772	7.7%	3,000,000	2,935,304	3.7%
First mortgages	—	—	—%	21,250,000	21,462,500	27.4%
Allowance for credit losses	—	(10,750,019)	(28.2)%	—	(9,703,331)	(12.4)%
Total	$48,732,397	$38,135,732	100.0%	$87,436,546	$78,343,464	100.0%

	June 30, 2024			December 31, 2023
Property Type	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
Office	$24,491,877	$24,491,877	64.3%	$24,491,877	$24,491,877	31.3%
Mixed use	18,567,296	18,775,878	49.2%	18,567,296	18,796,814	24.0%
Multifamily	2,673,224	2,673,224	7.0%	20,127,373	20,360,300	26.0%
Student housing	3,000,000	2,944,772	7.7%	3,000,000	2,935,304	3.7%
Infrastructure	—	—	—%	21,250,000	21,462,500	27.4%
Allowance for credit losses	—	(10,750,019)	(28.2)%	—	(9,703,331)	(12.4)%
Total	$48,732,397	$38,135,732	100.0%	$87,436,546	$78,343,464	100.0%

	June 30, 2024			December 31, 2023
Geographic Location	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
United States
New York	$27,165,101	$27,165,101	71.2%	$27,119,250	$27,119,250	34.7%
California	21,567,296	21,720,650	57.0%	21,567,296	21,732,118	27.7%
Georgia	—	—	—%	17,500,000	17,732,927	22.6%
Utah	—	—	—%	21,250,000	21,462,500	27.4%
Allowance for credit losses	—	(10,750,019)	(28.2)%	—	(9,703,331)	(12.4)%
Total	$48,732,397	$38,135,732	100.0%	$87,436,546	$78,343,464	100.0%
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

Notes to Consolidated Financial Statements (Unaudited)
The following table presents the activity in allowance for credit losses for funded loans:

	Six Months Ended June 30,
	2024	2023
Allowance for credit losses, beginning of period	$9,703,331	$3,937,050
Cumulative effect of adoption of ASU 2016-13 effective January 1, 2023 (Note 2)	—	593,040
Provision for (reversal of provision for) credit losses	1,046,688	(26,499)
Charge-offs	—	—
Recoveries	—	—
Allowance for credit losses, end of period	$10,750,019	$4,503,591
Certain of the Company’s performing loans contain provisions for future funding commitments, which are subject to the borrower meeting certain performance-related metrics that are monitored by the Company. These unfunded commitments on loans amounted to approximately $0.7 million and none as of June 30, 2024 and December 31, 2023, respectively.
The following table presents the activity in the liability for credit losses on unfunded commitments:

	Six Months Ended June 30,
	2024	2023
Liability for credit losses on unfunded commitments, beginning of period	$8,801	$—
Cumulative effect of credit loss accounting standard effective January 1, 2023 (Note 2)	—	68,382
Provision for (reversal of provision for) credit losses	3,939	(41,489)
Liability for credit losses on unfunded commitments, end of period	$12,740	$26,893
The liability for credit losses on unfunded commitments is included in other liabilities on the consolidated balance sheets.
Accrued Interest Receivable
The Company elected not to measure a CECL reserve on accrued interest receivable due to the Company’s policy of writing off uncollectible accrued interest receivable balances in a timely manner. If the Company determines it has uncollectible accrued interest receivable, it generally will reverse the accrued and unpaid interest against interest income and suspend the accrual for future interest income. For the three and six months ended June 30, 2024 and 2023, the Company did not reverse any interest income accrual because all accrued interest income was deemed collectible. As of June 30, 2024 and December 31, 2023, the Company had two loans that were in default, and suspended interest income accrual of $1.2 million and $2.4 million, respectively, and $1.0 million and $2.0 million, respectively, for the three and six months ended June 30, 2024 and 2023, respectively, because recovery of such income was not probable. As of June 30, 2024 and December 31, 2023, there was no outstanding interest receivable on these loans.
Non-Performing Loans
As discussed in Note 2, for loans that are considered non-performing, the Company removes them from the industry loss rate approach and analyzes them separately for recoverability or based on sponsor’s guarantee. As of June 30, 2024 and December 31, 2023, the Company had two non-performing loans with total carrying value of $27.2 million and $27.1 million, respectively. Accordingly, the Company utilized the estimated fair value of the loan collateral or sponsor’s guarantee to estimate the total allowance for credit losses of $10.4 million and $9.2 million as of June 30, 2024 and December 31, 2023, respectively. Please see “Significant Unobservable Inputs” in Note 5 for information on how the fair values of these loans were determined.
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

Notes to Consolidated Financial Statements (Unaudited)

Risk Rating	Description
1	Very low risk
2	Low risk
3	Moderate/average risk
4	Higher risk
5	Highest risk
     The following tables present the amortized cost of the Company's loan portfolio by year of origination and loan risk rating as of:

	June 30, 2024
Loan Risk Rating	Number of Loans	Amortized Cost	% of Total	Amortized Cost by Year Originated
				2024	2023	2022	2021	2020	Prior
1	—	$—	—%	$—	$—	$—	$—	$—	$—
2	—	—	—%	—	—	—	—	—
3	1	2,944,772	6.0%	—		—	—	—	2,944,772
4	1	18,775,879	38.4%	—	—	18,775,879	—	—	—
5	—	—	—%	—	—	—	—	—	—
Non-performing	2	27,165,100	55.6%	—	—	—	—	—	27,165,100
	4	48,885,751	100.0%	$—	$—	$18,775,879	$—	$—	$30,109,872
Allowance for credit losses		(10,750,019)
Total, net of allowance for credit losses		$38,135,732

	December 31, 2023
Loan Risk Rating	Number of Loans	Amortized Cost	% of Total	Amortized Cost by Year Originated
				2023	2022	2021	2020	2019	Prior
1	—	$—	—%	$—	$—	$—	$—	$—	$—
2	—	—	—%	—	—	—	—	—
3	3	42,130,731	47.9%	—		39,195,427	—	—	2,935,304
4	1	18,796,818	21.3%	—	18,796,818	—	—	—	—
5	—	—	—%	—	—	—	—	—	—
Non-performing	2	27,119,246	30.8%	—	—	—	—		27,119,246
	6	88,046,795	100.0%	$—	$18,796,818	$39,195,427	$—	$—	$30,054,550
Allowance for credit losses		(9,703,331)
Total, net of allowance for credit losses		$78,343,464
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
Note 4. Equity Investment in Unconsolidated Investments
As of June 30, 2024 and December 31, 2023, the Company owns equity interests in two joint ventures that own real estate properties. The Company accounts for its interests in these investments using the equity method of accounting because the Company does not have a controlling financial interest in these entities.

Notes to Consolidated Financial Statements (Unaudited)
The following table presents a summary of the Company’s equity investment in unconsolidated investments as of:

		June 30, 2024		December 31, 2023
Entity	Co-owner	Beneficial Ownership Interest	Carrying Value	Beneficial Ownership Interest	Carrying Value
SF - Dallas Industrial, LLC (1)	Affiliate	80.0%	$34,514,587	80.0%	$35,690,795
610 Walnut Investors LLC (2)	Third party	38.4%	3,660,985	42.4%	4,740,915
			$38,175,572		$40,431,710
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

The following table presents a summary of equity income of and distributions received from the Company’s equity investment in unconsolidated investments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(Loss) income from equity investment in unconsolidated investments	$(963,371)	$(124,106)	$(2,150,550)	$190,907
Distributions received from unconsolidated investments	$—	$264,227	$106,115	$526,998
The following tables present estimated combined summarized financial information of the Company’s equity investment in the joint ventures. Amounts provided are the total amounts attributable to the joint ventures and do not represent the Company’s proportionate share:

	June 30, 2024	December 31, 2023
Net investments in real estate	$115,728,261	$118,332,211
Other assets	7,413,019	8,658,923
Total assets	123,141,280	126,991,134
Mortgage loan payable	77,312,263	77,223,082
Other liabilities	4,389,261	5,501,677
Total liabilities	81,701,524	82,724,759
Members’ capital	$41,439,756	$44,266,375

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$1,673,189	$520,182	$3,388,934	$520,182
Operating expenses	(827,465)	(290,512)	(1,458,609)	(290,512)
Depreciation and amortization expense	(1,242,984)	(357,538)	(2,806,897)	(357,538)
Interest expense	(1,568,548)	(275,905)	(3,105,604)	(275,905)
Net loss	$(1,965,808)	$(403,773)	$(3,982,176)	$(403,773)
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
As of June 30, 2024 and December 31, 2023, the Company had not elected the fair value option for its financial instruments, including loans held for investment, loans held for investment acquired through participation, term loan payable and unsecured notes payable. Such financial instruments are carried at cost, less impairment or less net deferred costs, where applicable. Held-to-maturity debt securities are financial instruments that are reported at amortized cost.
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
The following tables present fair value measurements of financial instruments that were carried at fair value, by major class, according to the fair value hierarchy:

	June 30, 2024
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Marketable securities - debt securities	$498,703	$—	$—	$498,703
Total	$498,703	$—	$—	$498,703

	December 31, 2023
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Marketable securities - debt securities	$507,266	$—	$—	$507,266
Total	$507,266	$—	$—	$507,266

Notes to Consolidated Financial Statements (Unaudited)
The following table presents the activities of the marketable securities:

	Six Months Ended June 30,
	2024	2023
Beginning balance	$507,266	$—
Purchases	—	525,867
Fair market value adjustment	(8,563)	5,829
Ending balance	$498,703	$531,696
Financial Instruments Not Carried at Fair Value
The following table presents the carrying value and estimated fair value of the Company’s financial instruments that are not carried at fair value on the consolidated balance sheets as of:

		June 30, 2024			December 31, 2023
	Level	Principal Balance	Carrying Value	Fair Value	Principal Balance	Carrying Value	Fair Value
Investments:
Loans held for investment	3	$21,567,296	$21,720,650	$21,556,353	$60,317,296	$60,927,545	$60,642,806
Loans held for investment acquired through participation	3	27,165,101	27,165,101	16,785,416	27,119,250	27,119,250	17,884,929
Allowance for credit losses		—	(10,750,019)	—	—	(9,703,331)	—
Total loans		$48,732,397	$38,135,732	$38,341,769	$87,436,546	$78,343,464	$78,527,735
Liabilities:
Unsecured notes payable (1)(2)	1	$38,375,000	$35,849,458	$36,978,150	$38,375,000	$35,213,543	$36,287,400
Obligation under participation agreement	3	15,000,000	15,119,853	15,203,048	—	—	—
Term loan payable (3)(4)	3	—	—	—	15,000,000	14,948,604	15,000,000
Total liabilities		$53,375,000	$50,969,311	$52,181,198	$53,375,000	$50,162,147	$51,287,400
_______________
(1)Carrying value is net of unamortized purchase discount of $2.5 million and $3.2 million as of June 30, 2024 and December 31, 2023, respectively.
(2)Valuation falls under Level 1 of the fair value hierarchy, which is based on the trading price of $24.09 and $23.64 as of the close of the business day on June 28, 2024 and December 29, 2023, respectively.
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
Significant Unobservable Inputs
The following tables summarize the significant unobservable inputs used by the Company to value the Level 3 investments as of June 30, 2024 and December 31, 2023. The following tables are not intended to be all-inclusive, but instead identify the significant unobservable inputs relevant to the determination of fair values.

June 30, 2024
		Primary Valuation Technique	Unobservable Input	Range		Weighted
Asset Category	Fair Value			Minimum	Maximum	Average
Assets:
Loans	$21,556,353	Discounted cash flow	Discount rate	14.87%	16.55%	16.31%
Loans through participation interest (1)	16,785,416	Discounted cash flow	Discount rate	N/A	N/A	N/A
Total Level 3 Assets	$38,341,769
Liabilities:
Obligation under participation agreement	$15,203,048	Discounted cash flow	Discount rate	16.55%	16.55%	16.55%

December 31, 2023
		Primary Valuation Technique	Unobservable Input	Range		Weighted
Asset Category	Fair Value			Minimum	Maximum	Average
Assets:
Loans	$60,642,806	Discounted cash flow	Discount rate	13.02%	16.95%	15.88%
Loans through participation interest (1)	17,884,929	Discounted cash flow	Discount rate	N/A	N/A	N/A
Total Level 3 Assets	$78,527,735
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
Note 6. Related Party Transactions
Promissory Note Receivable
On January 24, 2024, the Company entered into a revolving promissory note receivable with Terra REIT. The promissory note receivable bears interest at the Prime Rate, as such Prime Rate is published in the Wall Street Journal, computed on the basis of the actual number of days elapsed and a year of 365 days. The promissory note matures on March 31, 2027. For the six months ended June 30, 2024, the Company provided funding under the promissory note receivable of $34.3 million and the amount outstanding under the promissory note receivable was $34.3 million. For the three and six months ended June 30, 2024,

Notes to Consolidated Financial Statements (Unaudited)
interest income recognized on the promissory note receivable was $0.4 million and $0.5 million, respectively, which was included in Interest income on the consolidated statements of operations and comprehensive loss.
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
The following table presents a summary of such fees and reimbursements incurred pursuant to the Cost Sharing Agreement between Terra LLC and Terra REIT:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Amounts Included in the Statements of Operations
Asset management and asset servicing fees	$277,621	$428,883	$667,679	$863,433
Operating expense reimbursement to Adviser (1)	320,214	406,480	702,508	712,360
Origination, extension and disposition fees	137,405	126,754	356,397	317,752
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
Participation interest purchased by the Company: The below tables list the investment interests purchased by the Company via participation agreements (each, a “PA”) as of June 30, 2024 and December 31, 2023. In accordance with the terms of each PA, each participant’s rights and obligations, including interest income and other income (e.g., exit fee and prepayment income) and related fees/expenses are based upon its respective pro-rata participation interest in such investments, as specified in the respective PA. The Company’s share of the investment is repayable only from the proceeds received from the related borrower/issuer of the investment, and therefore the Company is also subject to the credit risk (i.e., risk of default by the underlying borrower/issuer).
Pursuant to each PA, the affiliated fund receives and allocates the interest income and other related investment incomes in respect of the investment to the Company. The Company paid related expenses (i.e., the base management fee) directly to Terra REIT.

	June 30, 2024			December 31, 2023
	Participating Interests	Principal Balance	Carrying Value	Participating Interests	Principal Balance	Carrying Value
370 Lex Part Deux, LLC (1)	35.0%	$24,491,877	$24,491,877	35.0%	$24,491,877	$24,491,877
RS JZ Driggs, LLC (1)	50.0%	2,673,224	2,673,224	50.0%	2,627,373	2,627,373
Allowance for credit losses		—	(10,367,310)		—	(9,234,320)
Total		$27,165,101	$16,797,791		$27,119,250	$17,884,930
_______________
(1)The loan is held in the name of Terra REIT, the Company’s parent entity.
Transfers of participation interests by the Company: The following table summarizes the investment that was subject to a PA with investment partnership affiliated with the REIT Manager as of June 30, 2024. There was no such investment as of December 31, 2023.

			June 30, 2024
			Transfers treated as obligations under participation agreements
	Principal	Carrying Value	% Transferred	Principal	Carrying Value
Asano Bankers Hill, LLC (1)	$18,567,296	$18,775,878	80.8%	$15,000,000	$15,119,853
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

Notes to Consolidated Financial Statements (Unaudited)
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
The indenture between Terra LLC (as successor to Terra BDC) and the trustee contains certain debt limitations and asset coverage covenants. As of June 30, 2024, the Company was in compliance with the asset coverage ratio requirements under the indenture.
The following table is a summary of the Company’s unsecured notes payable outstanding as of:

	Coupon Rate	Effective Rate (1)	Maturity Date	June 30, 2024	December 31, 2023
7.00% Senior Notes Due 2026 (2)	7.00%	10.31%	3/31/2026	38,375,000	38,375,000
Unamortized purchase discount (2)				(2,525,542)	(3,161,457)
Unsecured notes payable, net				$35,849,458	$35,213,543
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
The following table is a summary of the Company’s obligations under the Credit Agreement as of December 31, 2023. There was no such loan outstanding as of June 30, 2024.

	Maturity	Interest rate	Pledged Asset Carrying Value	Principal Amount
Term loan payable	3/31/2024	12.72%	$130,435,138	$15,000,000
Unamortized deferred financing cost				(51,396)
Unsecured notes payable, net				$14,948,604

Notes to Consolidated Financial Statements (Unaudited)
Scheduled Debt Principal Payments
    Scheduled debt principal payments for each of the five calendar years following June 30, 2024 are as follows:

Years Ending December 31,	Total
2024 (July 1 through December 31)	$—
2025	—
2026	38,375,000
2027
2028	—
Thereafter	—
38,375,000
Unamortized purchase discount	(2,525,542)
Total	$35,849,458
Obligation Under Participation Agreement
As discussed in Note 2, the Company follows the guidance in ASC 860 when accounting for loan participation. Such guidance requires the transferred interests meet certain criteria in order for the transaction to be recorded as a sale. Loan participation from the Company which does not qualify for sale treatment remains on the Company’s consolidated balance sheets and the proceeds are recorded as obligation under participation agreement. As of June 30, 2024, obligation under participation agreement had a carrying value of $15.1 million, and the carrying value of the loan that is associated this obligation under participation agreement was $18.8 million (see “Participation Agreements” in Note 6). The interest rate on the obligation under participation agreement was 20.3%. There was no such obligation under participation agreement as of December 31, 2023.
Note 8. Commitments and Contingencies
Unfunded Commitments on Loans Held for Investment
In the ordinary course of business, the Company may enter into future funding commitments, which are subject to the borrower meeting certain performance-related metrics that are monitored by the Company. As of both June 30, 2024 and December 31, 2023, the Company had $0.7 million of unfunded commitments. The Company maintained sufficient cash on hand to fund such unfunded commitments, including matching these commitments with principal repayments on outstanding loans.
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
Portfolio Summary
Net Loan Portfolio
The following table provides a summary of our net loan portfolio as of:

	June 30, 2024
	Fixed Rate	Floating Rate (1)(2)	Total Gross Loans	Obligations under Participation Agreements	Total Net Loans
Number of loans	2	2	4	1	4
Principal balance	$5,673,224	$43,059,173	$48,732,397	$15,000,000	$33,732,397
Carrying value	5,581,763	32,553,969	38,135,732	15,119,853	23,015,879
Fair value	5,398,569	32,943,200	38,341,769	15,203,048	23,138,721
Weighted-average coupon rate	11.6%	16.6%	16.0%	20.3%	14.0%
Weighted-average remaining term (years)	2.85	0.61	0.92	0.61	1.63

	December 31, 2023
	Fixed Rate	Floating Rate (1)(2)	Total	Obligations under Participation Agreements	Total Net Loans
Number of loans	4	2	6	—	6
Principal balance	$44,377,373	$43,059,173	$87,436,546	$—	$87,436,546
Carrying value	44,528,468	33,814,996	78,343,464	—	78,343,464
Fair value	44,313,689	34,214,046	78,527,735	—	78,527,735
Weighted-average coupon rate	13.7%	16.6%	15.1%	—%	15.1%
Weighted-average remaining term (years)	0.76	1.10	0.87	—	0.87
_______________
(1)As of June 30, 2024 and December 31, 2023, these loans pay a coupon rate of Secured Overnight Financing Rate (“SOFR”) or forward-looking term rate based on SOFR (“Term SOFR”), as applicable, plus a fixed spread. Coupon rates shown were determined using both average SOFR and Term SOFR of 5.3%, respectively, as of June 30, 2024, and 5.3% and 5.4%, respectively, as of December 31, 2023.
(2)As of both June 30, 2024 and December 31, 2023, two loans were subject to SOFR or Term SOFR floor, as applicable.
Equity Investments
In addition to our loan portfolio, we owned equity interests in two joint ventures that own real estate properties. We account for our equity interest in the joint ventures as equity method investments because we do not have a controlling financial interest in the entities. As of June 30, 2024 and December 31, 2023, these equity investments had total carrying value of $38.2 million and $40.4 million, respectively.
Portfolio Investment Activity
For the three months ended June 30, 2024 and 2023, we invested $24.1 million and $29.0 million in new and add-on investments, and had $18.5 million and $31.6 million of repayments, resulting in net investment of $5.6 million and $2.6 million, respectively. For the three months ended June 30, 2024, new and add-on investments included $23.6 million of funding under the promissory note receivable.
For the six months ended June 30, 2024 and 2023, we invested $35.2 million and $41.1 million in new and add-on investments, and had $39.9 million and $51.8 million of repayments, resulting in net repayments of $4.7 million and $10.7 million, respectively. For the six months ended June 30, 2024, new and add-on investments included $34.3 million of funding under the promissory note receivable.
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

Factors Impacting Operating Results
Our portfolio is concentrated in a limited number of industries and borrowers, and, as a result, a downturn in any particular industry or borrower in which we are heavily invested may significantly impact the aggregate returns we realize. If an industry in which we are heavily invested suffers from adverse business or economic conditions, a material portion of our investment could be affected adversely, which, in turn, could adversely affect our financial position and results of operations. For example, as of June 30, 2024, our investments secured by office and mixed-used properties represented approximately 72.6% and 10.6%, respectively, of the principal balance of our total net loan investments. In addition, as of June 30, 2024, we held only four loan investments and our largest net loan investment represented approximately 72.6% of the principal balance of our total net loan investments and our largest three net loan investments represented approximately 92.1% of the principal balance of our total net loan investments.
Results of Operations
Operating results for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Revenues
Interest income	$1,766,342	$2,595,328	$(828,986)	$3,930,618	$5,527,232	$(1,596,614)
Dividend and other income	10,494	31,900	(21,406)	26,826	37,475	(10,649)
	1,776,836	2,627,228	(850,392)	3,957,444	5,564,707	(1,607,263)
Operating expenses
Asset management and asset servicing fees paid/payable to Terra REIT (1)	277,621	428,883	(151,262)	667,679	863,433	(195,754)
Operating expense reimbursement to Terra REIT (1)	320,214	406,480	(86,266)	702,508	712,360	(9,852)
Provision for (reversal of provision for) credit losses	226,279	47,349	178,930	1,050,627	(67,988)	1,118,615
Professional fees	158,625	183,532	(24,907)	328,327	466,042	(137,715)
Insurance expense	21,072	21,072	—	42,144	83,191	(41,047)
General and administrative expenses	11,303	14,727	(3,424)	47,541	27,387	20,154
	1,015,114	1,102,043	(86,929)	2,838,826	2,084,425	754,401
Operating income	761,722	1,525,185	(763,463)	1,118,618	3,480,282	(2,361,664)
Other income and expenses
(Loss) income from equity investment in unconsolidated investments	(963,371)	(124,106)	(839,265)	(2,150,550)	190,907	(2,341,457)
Interest expense on unsecured notes payable	(993,934)	(960,049)	(33,885)	(1,979,040)	(1,912,198)	(66,842)
Interest expense on term loan	—	(355,468)	355,468	(517,528)	(707,031)	189,503
Interest expense from obligation under participation agreement	(783,042)	—	(783,042)	(1,508,995)	—	(1,508,995)
Unrealized gain on investments, net	—	5,829	(5,829)	—	5,829	(5,829)
Realized loss on investments, net	—	(12,512)	12,512	—	(12,512)	12,512
	(2,740,347)	(1,446,306)	(1,294,041)	(6,156,113)	(2,435,005)	(3,721,108)
Net (loss) income	$(1,978,625)	$78,879	$(2,057,504)	$(5,037,495)	$1,045,277	$(6,082,772)
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

Net Loan Portfolio
    In assessing the performance of our loans, we believe it is appropriate to evaluate the loans on an economic basis, that is, gross loans net of obligations under participation agreements. The following table presents a reconciliation of our loan portfolio on a weighted average basis from gross to net:

	Three Months Ended June 30,
	2024		2023
	Weighted Average Principal Amount	Weighted Average Coupon Rate	Weighted Average Principal Amount	Weighted Average Coupon Rate
Gross loan investments	$59,134,031	15.7%	$98,043,104	14.7%
Obligation under participation agreement	(15,000,000)	20.3%	—	—%
Net loan investments	$44,134,031	14.1%	$98,043,104	14.7%

	Six Months Ended June 30,
	2024		2023
	Weighted Average Principal Amount	Weighted Average Coupon Rate	Weighted Average Principal Amount	Weighted Average Coupon Rate
Gross loan investments	$68,610,189	15.5%	$104,956,278	14.7%
Obligation under participation agreement	(13,516,484)	18.3%	—	—%
Net loan investments	$55,093,705	14.8%	$104,956,278	14.7%
Interest Income
For the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023, interest income decreased by $0.8 million and $1.6 million, respectively, primarily due to a decrease in the weighted average principal balance of gross loans, partially offset by an increase in the weighted average coupon rate due to increases in the underlying index rates and the interest income earned on the promissory note receivable.
Asset Management and Asset Servicing Fees
    On November 8, 2022, we entered into the Cost Sharing Agreement with Terra REIT effective October 1, 2022, pursuant to which we reimburse Terra REIT for our allocable portion of management and transaction fees and operating expenses incurred by Terra REIT, including fees paid by Terra REIT to the REIT Manager.
    For the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023, management fees consisting of asset management and asset servicing fees paid/payable to Terra REIT pursuant to the Cost Sharing Agreement decreased by $0.2 million and $0.2 million, respectively, primarily due to a decrease in total funds under management.
Operating Expense Reimbursement
    For the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023, operating expense incurred on our behalf pursuant to the Cost Sharing Agreement decreased by $0.1 million and $0.01 million, respectively, primarily due to a decrease in the allocation ratio.
Provision for Credit Losses
On January 1, 2023, we adopted the provisions of Accounting Standards Update (“ASU2016-13,”) 2016-13, Financial Instruments— Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires entities to recognize credit losses on financial instruments based on an estimate of current expected credit losses.
For the three and six months ended June 30, 2024, we recorded a provision for credit losses of $0.2 million and $1.1 million, respectively, primarily as a result of a decline in the fair value of the collateral of a loan due to a decline in the macroeconomic outlook for commercial real estate.
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
Professional Fees
For the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, professional fees were substantially the same. For the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, professional fees decreased by $0.1 million, primarily due to legal fees incurred in connection with the SEC industry inquiry in 2023.
(Loss) Income From Equity Investment In Unconsolidated Investments
For the three and six months ended June 30, 2024, we recognized a loss from equity investment in unconsolidated investment of $1.0 million and $2.2 million, respectively, related to our portion of the net loss incurred by the two joint ventures primarily as a result of the high depreciation and interest expense.
For the three and six months ended June 30, 2023, we recognized (loss) income from equity investment in unconsolidated investment of $(0.1) million and $0.2 million, respectively, primarily related to interest income earned on a $10.0 million mezzanine loan for which we accounted for using the equity method of accounting because we also had an agreement with the borrower to share the residual profit from the sale of the real estate portfolio, partially offset by equity loss from the joint venture that invests in real estate properties when the mezzanine loan was settled in exchange for interest in the joint venture in June 2023.
Interest Expense on Unsecured Notes Payable
As discussed in the section entitled “Senior Unsecured Notes” above, we assumed the $38.4 million 7.00% Senior Notes Due 2026 in connection with the Merger.
For the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023, interest expense on unsecured notes payable remained substantially the same.
Interest Expense on Term Loan
As discussed in the section entitled “Term Loan” above, we assumed the $25.0 million Term Loan in connection with the Merger. In June 30, 2023, we made a $10.0 million partial repayment on the Term Loan. In March 2024, the Term Loan was repaid in full.
For the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023, interest expense on the Term Loan decreased by $0.4 million and $0.2 million, respectively, primarily due to a decrease in the weighted average outstanding balance, partially offset by an increase in contractual interest rate.
Interest Expense From Obligation Under Participation Agreement
For the three and six months ended June 30, 2024, interest expense from obligation under participation agreement was $0.8 million and $1.5 million, respectively, primarily related to a portion of a loan we transferred to an affiliate via a participation agreement for which it did not qualify for sale treatment. There was no such interest expense for the three and six months ended June 30, 2023.
Net (loss) income
For the three and six months ended June 30, 2024, the resulting net loss was $2.0 million and $5.0 million, respectively, compared to the resulting net income of $0.1 million and $1.0 million for the three and six months ended June 30, 2023, respectively.
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
Certain of our loans provide for commitments to fund the borrower at a future date. As of June 30, 2024, we had one loan with funding commitments of $19.3 million, of which we funded $18.6 million. We do not expect to fund the remaining $0.7 million unfunded commitments to the borrower in the next twelve months as the borrower has not met the requirement for funding. Additionally, our $15.0 million obligation under participation agreement will mature in the next twelve months. We expect to use the proceeds from the repayment of the corresponding investment to repay the participation obligation.
Cash Flows (Used in) Provided by Operating Activities
For the six months ended June 30, 2024, cash used in operating activities was $0.3 million. For the six months ended June 30, 2023, cash provided by operating activities was $1.8 million. The decrease in operating cash was primarily due to decrease in contractual interest income.
Cash Flows Provided by Investing Activities
For the six months ended June 30, 2024, cash provided by investing activities was $4.8 million, primarily related to proceeds from repayment of loans of $39.9 million, partially offset by funding for promissory note receivable of $34.3 million and origination and purchase of loans of $0.9 million.
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
Cash Flows From Financing Activities
For the six months ended June 30, 2024, the proceeds from obligation under participation agreement of $15.0 million was offset by repayment of the Term Loan of $15.0 million.
For the six months ended June 30, 2023, cash used in financing activities was $10.4 million, primarily due to the repayments of borrowings under term loan payable of $10.0 million and payment for financing cost of $0.2 million.
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
We use a model-based approach for estimating the allowance for credit losses on performing loans on a collective basis, including future funding commitments for which we do not have the unconditional right to cancel, as these loans share similar risk characteristics. We utilize information obtained from internal and external sources relating to past events, current economic conditions and reasonable and supportable forecasts about the future to determine the expected credit losses for our loan portfolio. We utilize a commercial mortgage-based, third-party loan loss model and because we do not have a meaningful history of realized credit losses on our loan portfolio, we subscribe to a database service to provide historical proxy loan loss information. We employ logistic regression to forecast expected losses at the loan level based on a commercial real estate loan securitization database that contains activity dating back to 1998. We have chosen to incorporate a weighted average macroeconomic forecast that encompasses baseline, upside and downside scenarios, into our allowance for credit losses on performing loans estimate during the reasonable and supportable forecast period which is currently eight quarters. We select certain economics variables from a group of independent variables such as Commercial Real Estate Price Index, unemployment and interest rate which are included in the model as part of macroeconomic forecast and updated regularly based on current economic trends. The specific loan level information input into the model includes loan-to-value and debt service coverage ratio metrics, as well as principal balances, property type, location, coupon rate, coupon rate type, original or remaining term, expected repayment dates and contractual future funding commitments. Based on the inputs, the loan loss model determines a loan loss rate through the generation of a probability of default (PD) and loss given default (LGD) for each loan. The allowance for credit losses on performing loans is then calculated by applying the loan loss rate to the total outstanding loan balance of each loan. A significant amount of judgment is applied in selecting inputs and analyzing results produced by the models to determine the allowance for credit losses. Changes in such estimates can significantly affect the expected credit losses.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
This section has been omitted pursuant to General Instruction H(2)(c) of Form 10-Q.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
    As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer of our sole and managing member, Terra REIT, performing functions equivalent to those a principal executive officer and principal financial officer of our company would perform if we had any officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
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
Date: August 9, 2024

TERRA INCOME FUND 6, LLC
By: Terra Property Trust, Inc., its sole and managing member

By:	/s/ Vikram S. Uppal
Vikram S. Uppal
Chairman of the Board, Chief Executive Officer and Chief Investment Officer
(Principal Executive Officer)

By:	/s/ Gregory M. Pinkus
Gregory M. Pinkus
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)