Form 10-Q
period 2024-09-30
Terra Income Fund 6, LLC
filed 2024-11-08
CIK 1577134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2024

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Terra Income Fund 6, LLC
Consolidated Balance Sheets

	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Cash and cash equivalents	$6,640,033	$3,193,078
Restricted cash	—	106,918
Loans held for investment, net of allowance for credit losses of $218,805 and $469,011	21,496,314	60,458,534
Loans held for investment acquired through participation, net of allowance for credit losses of $11,060,394 and $9,234,320	16,205,046	17,884,930
Equity investment in unconsolidated investments	37,222,951	40,431,710
Promissory note receivable (Note 6)	35,096,786	—
Marketable securities	500,914	507,266
Interest receivable	291,169	1,241,308
Prepaid expenses and other assets	680,516	515,407
Total assets	$118,133,729	$124,339,151
Liabilities and Equity
Liabilities:
Unsecured notes payable, net of purchase discount	36,180,905	35,213,543
Term loan payable, net of deferred financing cost	—	14,948,604
Obligation under participation agreement (Note 7)	15,132,411	—
Interest payable from obligation under participation agreement	220,417	—
Interest reserve and other deposits held on investments	—	106,918
Other liabilities	8,046	410,075
Accrued expenses	91,955	254,716
Total liabilities	51,633,734	50,933,856
Commitments and contingencies (Note 8)
Equity:
Managing member	66,506,347	73,405,295
Accumulated other comprehensive loss	(6,352)	—
Total equity	66,499,995	73,405,295
Total liabilities and equity	$118,133,729	$124,339,151

See notes to unaudited consolidated financial statements.

Terra Income Fund 6, LLC
Consolidated Statements of Operations and Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Interest income	$1,851,745	$2,321,378	$5,782,363	$7,848,610
Dividend and other income	10,497	19,162	37,323	56,637
	1,862,242	2,340,540	5,819,686	7,905,247
Operating expenses
Asset management and asset servicing fees paid/ payable to Terra REIT (1)	238,710	408,726	906,389	1,272,159
Operating expense reimbursement to Terra REIT (1)	177,824	395,041	880,332	1,107,401
Provision for credit losses	524,486	1,710,516	1,575,113	1,642,528
Professional fees	163,157	152,868	491,484	618,910
Insurance expense	21,072	21,072	63,216	104,263
General and administrative	10,463	32,238	58,004	59,625
	1,135,712	2,720,461	3,974,538	4,804,886
Operating income (loss)	726,530	(379,921)	1,845,148	3,100,361
Other income and expenses
Loss from equity investment in unconsolidated investments	(792,622)	(543,934)	(2,943,172)	(353,027)
Interest expense on unsecured notes payable	(1,003,009)	(968,170)	(2,982,049)	(2,880,368)
Interest expense on term loan	—	(532,387)	(517,528)	(1,239,418)
Interest expense from obligation under participation agreement	(792,352)	—	(2,301,347)	—
Unrealized gain on investments, net	—	16,790	—	22,619
Realized loss on investments, net	—	—	—	(12,512)
	(2,587,983)	(2,027,701)	(8,744,096)	(4,462,706)
Net loss	$(1,861,453)	$(2,407,622)	$(6,898,948)	$(1,362,345)
Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale debt securities	2,211	—	(6,352)	—
	2,211	—	(6,352)	—
Comprehensive loss	$(1,859,242)	$(2,407,622)	$(6,905,300)	$(1,362,345)
______________
(1)Fees were paid and payable, and expenses were reimbursed, to Terra Property Trust, Inc. (“Terra REIT”) pursuant to a cost sharing agreement with Terra REIT (Note 6).
See notes to unaudited consolidated financial statements.

Terra Income Fund 6, LLC
Consolidated Statement of Changes in Member’s Capital
(Unaudited)

	Managing Member	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2024	$73,405,295	$—	$73,405,295
Net loss	(3,058,870)	—	(3,058,870)
Other comprehensive loss:
Unrealized loss on available-for-sale debt securities	—	(148,287)	(148,287)
Balance, March 31, 2024	70,346,425	(148,287)	70,198,138
Net loss	(1,978,625)	—	(1,978,625)
Other comprehensive income:
Unrealized gain on available-for-sale debt securities	—	139,724	139,724
Balance, June 30, 2024	68,367,800	(8,563)	68,359,237
Net loss	(1,861,453)	—	(1,861,453)
Other comprehensive income:
Unrealized loss on available-for-sale debt securities	—	2,211	2,211
Balance, September 30, 2024	$66,506,347	$(6,352)	$66,499,995

	Managing Member	Total
Balance, January 1, 2023	$79,691,832	$79,691,832
Cumulative effect of adoption of credit loss accounting standard effective January 1, 2023 (Note 2)	(661,422)	(661,422)
Net income	966,398	966,398
Balance, March 31, 2023	79,996,808	79,996,808
Net income	78,879	78,879
Balance, June 30, 2023	80,075,687	80,075,687
Net loss	(2,407,622)	(2,407,622)
Balance, September 30, 2023	$77,668,065	$77,668,065

See notes to unaudited consolidated financial statements.

Terra Income Fund 6, LLC
Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(6,898,948)	$(1,362,345)
Adjustments to reconcile net loss from operations to net cash (used in) provided by operating activities:
Provision for credit losses	1,575,113	1,642,528
Amortization of premiums and discounts on investments	150,961	909,717
Amortization and accretion of investment-related fees, net	96,375	(281,094)
Amortization of discount on debt	967,362	865,681
Amortization of deferred financing costs	51,396	48,434
Loss from equity investment in unconsolidated investments	2,943,172	880,026
Realized loss on investments, net	—	12,512
Unrealized gain on investments, net	—	(22,619)
Changes in operating assets and liabilities:
Decrease in interest receivable	950,139	234,837
Increase in prepaid expenses and other assets	(165,109)	(296,277)
Decrease in accrued expenses	(162,761)	(499,889)
Increase in interest payable from obligation under participation agreement	220,417	—
Decrease in other liabilities	(401,274)	(210,631)
Net cash (used in) provided by operating activities	(673,157)	1,920,880
Cash flows from investing activities:
Repayment of loans	39,941,496	41,777,390
Origination and purchase of loans	(990,186)	(4,564,970)
Purchase of equity interest in unconsolidated investment	(527)	(27,354,342)
Funding for promissory note receivable	(40,096,786)	—
Repayment of promissory note receivable	5,000,000	—
Distributions on equity interest in unconsolidated investment	266,115	352,000
Proceeds from redemption of held-to-maturity debt securities	—	10,000,000
Purchase of held-to-maturity debt securities	—	(10,012,512)
Purchase of marketable securities	—	(525,867)
Net cash provided by investing activities	4,120,112	9,671,699
Cash flows from financing activities:
Proceeds from obligation under participation agreement	15,000,000	—
Repayment of term loan	(15,000,000)	(10,000,000)
Change in interest reserve and other deposits held on investments	(106,918)	784,643
Payment of financing costs	—	(150,000)
Net cash used in financing activities	(106,918)	(9,365,357)
Net increase in cash, cash equivalents and restricted cash	3,340,037	2,227,222
Cash, cash equivalents and restricted cash, at beginning of period	3,299,996	6,739,953
Cash, cash equivalents and restricted cash, at end of period (Note 2)	$6,640,033	$8,967,175

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,429,337	$3,254,105
Income taxes paid	$—	$277,647

Supplemental non-cash information:
Settlement of a mezzanine loan accounted for as an equity investment in exchange for equity interest in a joint venture that owns real estate (Note 4)	$—	$10,149,642
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and include the accounts of the Company and its consolidated subsidiaries. The accompanying interim consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X. Certain prior period amounts have been reclassified to conform to the current period presentation.
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

Notes to Consolidated Financial Statements (Unaudited)
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
    The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s consolidated balance sheets to the total amount shown in its statements of cash flows:

	September 30,
	2024	2023
Cash and cash equivalents	$6,640,033	$7,967,175
Restricted cash	—	1,000,000
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$6,640,033	$8,967,175
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

Notes to Consolidated Financial Statements (Unaudited)
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
Non-Performing Loans
During the loan review process, if the Company determines that it is not able to collect all amounts due for both principal and interest according to the contractual terms of a loan, or if a loan is in maturity default, the Company considers that loan non-performing. For all non-performing loans, such as those in default, collateral-dependent or modified loans, including historical troubled debt restructurings, the Company removes these loans from the industry loss rate approach described above and analyzes them separately. The credit loss reserve for these loans is calculated as any excess of the amortized cost of the loan over (i) the present value of expected future cash flows discounted at the appropriate discount rate or (ii) the fair value of collateral, if repayment is expected solely from the collateral.
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

Notes to Consolidated Financial Statements (Unaudited)
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
Note 3. Loans Held for Investment
The Company elected the practical expedient under ASC 326 to exclude accrued interest from amortized cost. As of September 30, 2024 and December 31, 2023, accrued interest receivable of $0.3 million and $1.2 million, respectively, is included in interest receivable on the consolidated balance sheets, and is excluded from the amortized cost of loans held for investment.

Notes to Consolidated Financial Statements (Unaudited)
Portfolio Summary
The following table provides a summary of the Company’s loan portfolio:

	September 30, 2024			December 31, 2023
	Fixed Rate	Floating Rate (1)(2)	Total	Fixed Rate	Floating Rate (1)(2)	Total
Number of loans	2	2	4	4	2	6
Principal balance	$5,773,564	$43,059,173	$48,832,737	$44,377,373	$43,059,173	$87,436,546
Carrying value	$5,723,071	$31,978,289	$37,701,360	$44,528,468	$33,814,996	$78,343,464
Fair value	$5,773,564	$32,260,110	$38,033,674	$44,313,689	$34,214,046	$78,527,735
Weighted-average coupon rate	11.6%	16.2%	15.7%	13.7%	16.6%	15.1%
Weighted-average remaining term (years)	2.60	0.35	0.67	0.76	1.10	0.87
_______________
(1)As of September 30, 2024 and December 31, 2023, these loans pay a coupon rate of Secured Overnight Financing Rate (“SOFR”) or forward-looking term rate based on SOFR (“Term SOFR”), as applicable, plus a fixed spread. Coupon rates shown were determined using average SOFR and Term SOFR of 5.2% and 4.8%, respectively, as of September 30, 2024, and 5.3% and 5.4%, respectively, as of December 31, 2023.
(2)As of both September 30, 2024 and December 31, 2023, two loans were subject to a SOFR or Term SOFR floor, as applicable.
Lending Activities
The following tables present the activities of the Company’s loan portfolio:

	Loans Held for Investment, Net	Loans Held for Investment through Participation Interests, Net	Total
Balance, January 1, 2024	$60,458,534	$17,884,930	$78,343,464
Origination and purchase of loans	843,996	146,190	990,186
Principal repayments received	(39,941,496)	—	(39,941,496)
Net amortization of premiums on loans	(150,961)	—	(150,961)
Accrual, payment and accretion of investment-related fees and other, net	36,035	—	36,035
Reversal of (provision for) credit losses	250,206	(1,826,074)	(1,575,868)
Balance, September 30, 2024	$21,496,314	$16,205,046	$37,701,360

	Loans Held for Investment, Net	Loans Held for Investment through Participation Interests, Net	Total
Balance, January 1, 2023	$79,082,650	$42,330,376	$121,413,026
Cumulative effect of adoption of credit loss accounting standard effective January 1, 2023 (Note 2)	(593,040)	—	(593,040)
Origination and purchase of loans	3,621,008	943,962	4,564,970
Principal repayments received	(21,655,810)	(20,121,580)	(41,777,390)
Net amortization of premiums on loans	(828,306)	(81,411)	(909,717)
Accrual, payment and accretion of investment-related fees and other, net	196,047	85,047	281,094
Reversal of (provision for) credit losses	66,375	(1,770,293)	(1,703,918)
Balance, September 30, 2023	$59,888,924	$21,386,101	$81,275,025

Notes to Consolidated Financial Statements (Unaudited)
Portfolio Information
    The tables below detail the types of loans in the Company’s loan portfolio, as well as the property type and geographic location of the properties securing these loans. Carrying value represents the amortized cost of loan, net of applicable allowance for credit losses.

	September 30, 2024			December 31, 2023
Loan Structure	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
Preferred equity investments	$45,832,737	$34,751,853	92.2%	$63,186,546	$53,973,564	68.9%
Mezzanine loans	3,000,000	2,949,507	7.8%	3,000,000	2,907,732	3.7%
First mortgages	—	—	—%	21,250,000	21,462,168	27.4%
Total	$48,832,737	$37,701,360	100.0%	$87,436,546	$78,343,464	100.0%

	September 30, 2024			December 31, 2023
Property Type	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
Mixed use	$18,567,296	$18,546,806	49.2%	$18,567,296	$18,557,439	23.7%
Office	24,491,877	13,431,483	35.6%	24,491,877	15,257,557	19.5%
Student housing	3,000,000	2,949,507	7.8%	3,000,000	2,907,732	3.7%
Multifamily	2,773,564	2,773,564	7.4%	20,127,373	20,158,568	25.7%
Infrastructure	—	—	—%	21,250,000	21,462,168	27.4%
Total	$48,832,737	$37,701,360	100.0%	$87,436,546	$78,343,464	100.0%

	September 30, 2024			December 31, 2023
Geographic Location	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
United States
California	$21,567,296	$21,496,313	57.0%	$21,567,296	$21,465,171	27.4%
New York	27,265,441	16,205,047	43.0%	27,119,250	17,884,930	22.8%
Utah	—	—	—%	21,250,000	21,462,168	27.4%
Georgia	—	—	—%	17,500,000	17,531,195	22.4%
Total	$48,832,737	$37,701,360	100.0%	$87,436,546	$78,343,464	100.0%
Allowance for Credit Losses
As described in Note 2, on January 1, 2023, the Company adopted the provisions of Accounting Standards Update (“ASU”) 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13, which requires entities to recognize credit losses on financial instruments based on an estimate of current expected credit losses. The adoption of ASU 2016-13 resulted in a $0.7 million increase to total reserve, including reserve on future funding commitments, which was recognized as a cumulative-effect adjustment to member’s capital as of January 1, 2023.
Certain of the Company’s performing loans contain provisions for future funding commitments, which are subject to the borrower meeting certain performance-related metrics that are monitored by the Company. These unfunded commitments on loans amounted to approximately $0.7 million and $0.7 million as of September 30, 2024 and December 31, 2023, respectively. The liability for credit losses on unfunded commitments is included in other liabilities on the consolidated balance sheets.
As discussed in Note 2, for loans that are considered non-performing, the Company removes them from the industry loss rate approach and analyzes them separately for recoverability or based on sponsor’s guarantee. As of September 30, 2024 and December 31, 2023, the Company had two non-performing loans with total carrying value, excluding specific allowance, of $27.3 million and $27.1 million, respectively. Accordingly, the Company utilized the estimated fair value of the loan collateral or sponsor’s guarantee to estimate the total specific allowance for credit losses of $11.1 million and $9.2 million as of September 30, 2024 and December 31, 2023, respectively. Please see “Significant Unobservable Inputs” in Note 5 for information on how the fair values of these loans were determined.

Notes to Consolidated Financial Statements (Unaudited)
The following table presents the activity in allowance for credit losses:

	Nine Months Ended September 30, 2024
	Specific Allowance	General Allowance		Total
		Funded	Unfunded
Allowance for credit losses, beginning of period	$9,234,321	$469,010	$8,801	$9,712,132
Provision for (reversal of provision for) credit losses	1,826,073	(250,205)	(755)	1,575,113
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Allowance for credit losses, end of period	$11,060,394	$218,805	$8,046	$11,287,245

	Nine Months Ended September 30, 2023
	Specific Allowance	General Allowance		Total
		Funded	Unfunded
Allowance for credit losses, beginning of period	$3,937,050	$—	$—	$3,937,050
Cumulative effect of adoption of ASU 2016-13 effective January 1, 2023 (Note 2)	—	593,040	68,382	661,422
Provision for (reversal of provision for) credit losses	1,770,292	(66,374)	(61,390)	1,642,528
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Allowance for credit losses, end of period	$5,707,342	$526,666	$6,992	$6,241,000
Accrued Interest Receivable
The Company elected not to measure a CECL reserve on accrued interest receivable due to the Company’s policy of writing off uncollectible accrued interest receivable balances in a timely manner. If the Company determines it has uncollectible accrued interest receivable, it generally will reverse the accrued and unpaid interest against interest income and suspend the accrual for future interest income. For the three and nine months ended September 30, 2024 and 2023, the Company did not reverse any interest income accrual because all accrued interest income was deemed collectible. As of September 30, 2024 and December 31, 2023, the Company had two loans that were in default, and suspended interest income accrual of $1.2 million and $1.1 million, respectively, and $3.7 million and $3.1 million, respectively, for the three and nine months ended September 30, 2024 and 2023, respectively, because recovery of such income was not probable. As of September 30, 2024 and December 31, 2023, there was no outstanding interest receivable on these loans.
Loan Risk Rating
The Company assesses the risk factors of each performing loan and assigns each performing loan a risk rating between 1 and 5, which is an average of the numerical ratings in the following categories: (i) sponsor capability and financial condition; (ii) loan and collateral performance relative to underwriting; (iii) quality and stability of collateral cash flows and/or reserve balances; and (iv) loan to value. Based on a 5-point scale, the Company’s performing loans are rated “1” through “5”, from less risk to greater risk as follows:

Risk Rating	Description
1	Very low risk
2	Low risk
3	Moderate/average risk
4	Higher risk
5	Highest risk
Additionally, as discussed in Note 2, during the loan review process, if the Company determines that it is not able to collect all amounts due for both principal and interest according to the contractual terms of a loan, or if a loan is in maturity default, the Company considers that loan non-performing.

Notes to Consolidated Financial Statements (Unaudited)
     The following tables present the amortized cost of the Company's loan portfolio by year of origination and loan risk rating:

	September 30, 2024
Loan Risk Rating	Number of Loans	Amortized Cost	% of Total	Amortized Cost by Year Originated
				2024	2023	2022	2021	2020	Prior
1	—	$—	—%	$—	$—	$—	$—	$—	$—
2	—	—	—%	—	—	—	—	—
3	1	2,949,506	6.0%	—		—	—	—	2,949,506
4	1	18,765,612	38.3%	—	—	18,765,612	—	—	—
5	—	—	—%	—	—	—	—	—	—
Non-performing	2	27,265,441	55.7%	—	—	—	—	—	27,265,441
	4	48,980,559	100.0%	$—	$—	$18,765,612	$—	$—	$30,214,947
Allowance for credit losses		(11,279,199)
Total, net of allowance for credit losses		$37,701,360

	December 31, 2023
Loan Risk Rating	Number of Loans	Amortized Cost	% of Total	Amortized Cost by Year Originated
				2023	2022	2021	2020	2019	Prior
1	—	$—	—%	$—	$—	$—	$—	$—	$—
2	—	—	—%	—	—	—	—	—
3	3	42,130,731	47.9%	—		39,195,427	—	—	2,935,304
4	1	18,796,818	21.3%	—	18,796,818	—	—	—	—
5	—	—	—%	—	—	—	—	—	—
Non-performing	2	27,119,246	30.8%	—	—	—	—		27,119,246
	6	88,046,795	100.0%	$—	$18,796,818	$39,195,427	$—	$—	$30,054,550
Allowance for credit losses		(9,703,331)
Total, net of allowance for credit losses		$78,343,464
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
Note 4. Equity Investment in Unconsolidated Investments
As of September 30, 2024 and December 31, 2023, the Company owns equity interests in two joint ventures that own real estate properties. The Company accounts for its interests in these investments using the equity method of accounting because the Company does not have a controlling financial interest in these entities.

The following table presents a summary of the Company’s equity investment in unconsolidated investments as of:

		September 30, 2024		December 31, 2023
Entity	Co-owner	Beneficial Ownership Interest	Carrying Value	Beneficial Ownership Interest	Carrying Value
SF - Dallas Industrial, LLC (1)	Affiliate	80.0%	$34,102,082	80.0%	$35,690,795
610 Walnut Investors LLC (2)	Third party	38.4%	3,120,869	42.4%	4,740,915
			$37,222,951		$40,431,710
_______________

Notes to Consolidated Financial Statements (Unaudited)
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

The following table presents a summary of equity income of and distributions received from the Company’s equity investment in unconsolidated investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Loss from equity investment in unconsolidated investments	$(792,622)	$(543,934)	$(2,943,172)	$(353,027)
Distributions received from unconsolidated investments	$160,000	$352,000	$266,115	$878,998
The following tables present estimated combined summarized financial information of the Company’s equity investment in the joint ventures. Amounts provided are the total amounts attributable to the joint ventures and do not represent the Company’s proportionate share:

	September 30, 2024	December 31, 2023
Net investments in real estate	$114,535,875	$118,332,211
Other assets	8,138,354	8,658,923
Total assets	122,674,229	126,991,134
Mortgage loan payable	77,358,528	77,223,082
Other liabilities	4,198,401	5,501,677
Total liabilities	81,556,929	82,724,759
Members’ capital	$41,117,300	$44,266,375

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$1,731,382	$1,564,960	$5,120,316	$2,085,142
Operating expenses	(737,730)	(408,635)	(2,196,339)	(699,147)
Depreciation and amortization expense	(1,224,490)	(1,149,051)	(4,031,387)	(1,506,589)
Interest expense	(1,532,045)	(686,419)	(4,637,649)	(962,324)
Net loss	$(1,762,883)	$(679,145)	$(5,745,059)	$(1,082,918)
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

Notes to Consolidated Financial Statements (Unaudited)
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
As of September 30, 2024 and December 31, 2023, the Company had not elected the fair value option for its financial instruments, including loans held for investment, loans held for investment acquired through participation, term loan payable and unsecured notes payable. Such financial instruments are carried at cost, less impairment or less net deferred costs, where applicable. Held-to-maturity debt securities are financial instruments that are reported at amortized cost.
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
The following tables present fair value measurements of financial instruments that were carried at fair value, by major class, according to the fair value hierarchy:

	September 30, 2024
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Marketable securities - debt securities	$500,914	$—	$—	$500,914
Total	$500,914	$—	$—	$500,914

	December 31, 2023
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Marketable securities - debt securities	$507,266	$—	$—	$507,266
Total	$507,266	$—	$—	$507,266
The following table presents the activities of the marketable securities:

	Nine Months Ended September 30,
	2024	2023
Beginning balance	$507,266	$—
Purchases	—	525,867
Fair market value adjustment	(6,352)	22,619
Ending balance	$500,914	$548,486

Notes to Consolidated Financial Statements (Unaudited)
Financial Instruments Not Carried at Fair Value
The following table presents the carrying value, which represents the amortized cost of loan, net of applicable allowance for credit losses, and estimated fair value of the Company’s financial instruments that are not carried at fair value on the consolidated balance sheets as of:

		September 30, 2024			December 31, 2023
	Level	Principal Balance	Carrying Value	Fair Value	Principal Balance	Carrying Value	Fair Value
Investments:
Loans held for investment	3	$21,567,296	$21,496,314	$21,828,627	$60,317,296	$60,458,534	$60,642,806
Loans held for investment acquired through participation	3	27,265,441	16,205,046	16,205,047	27,119,250	17,884,930	17,884,929
Total loans		$48,832,737	$37,701,360	$38,033,674	$87,436,546	$78,343,464	$78,527,735
Liabilities:
Unsecured notes payable (1))(2)	1	$38,375,000	$36,180,905	$36,855,350	$38,375,000	$35,213,543	$36,287,400
Obligation under participation agreement	3	15,000,000	15,132,411	15,211,122	—	—	—
Term loan payable (3)(4)	3	—	—	—	15,000,000	14,948,604	15,000,000
Total liabilities		$53,375,000	$51,313,316	$52,066,472	$53,375,000	$50,162,147	$51,287,400
_______________
(1)Carrying value is net of unamortized purchase discount of $2.2 million and $3.2 million as of September 30, 2024 and December 31, 2023, respectively.
(2)Valuation falls under Level 1 of the fair value hierarchy, which is based on the trading price of $24.01 and $23.64 as of the close of the business day on September 30, 2024 and December 29, 2023, respectively.
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

Notes to Consolidated Financial Statements (Unaudited)
Significant Unobservable Inputs
The following tables summarize the significant unobservable inputs used by the Company to value the Level 3 investments as of September 30, 2024 and December 31, 2023. The following tables are not intended to be all-inclusive, but instead identify the significant unobservable inputs relevant to the determination of fair values.

September 30, 2024
		Primary Valuation Technique	Unobservable Input	Range		Weighted
Asset Category	Fair Value			Minimum	Maximum	Average
Assets:
Loans	$21,828,627	Discounted cash flow	Discount rate	11.00%	15.40%	14.79%
Loans through participation interest (1)	16,205,047	Discounted cash flow	Discount rate	N/A	N/A	N/A
Total Level 3 Assets	$38,033,674
Liabilities:
Obligation under participation agreement	$15,211,122	Discounted cash flow	Discount rate	15.40%	15.40%	15.40%

December 31, 2023
		Primary Valuation Technique	Unobservable Input	Range		Weighted
Asset Category	Fair Value			Minimum	Maximum	Average
Assets:
Loans	$60,642,806	Discounted cash flow	Discount rate	13.02%	16.95%	15.88%
Loans through participation interest (1)	17,884,929	Discounted cash flow	Discount rate	N/A	N/A	N/A
Total Level 3 Assets	$78,527,735
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
Note 6. Related Party Transactions
Promissory Note Receivable
On January 24, 2024, the Company entered into a revolving promissory note receivable with Terra REIT. The promissory note receivable bears interest at the Prime Rate, as such Prime Rate is published in the Wall Street Journal, computed on the basis of the actual number of days elapsed and a year of 365 days. The promissory note matures on March 31, 2027. For the nine months ended September 30, 2024, the Company provided funding under the promissory note receivable of $40.1 million and received repayment of $5.0 million. As of September 30, 2024, the amount outstanding under the promissory note receivable was $35.1 million. For the three and nine months ended September 30, 2024, interest income recognized on the promissory note receivable was $0.7 million and $1.2 million, respectively, which was included in Interest income on the consolidated statements of operations and comprehensive loss.
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

Notes to Consolidated Financial Statements (Unaudited)
The following table presents a summary of such fees and reimbursements incurred pursuant to the Cost Sharing Agreement between Terra LLC and Terra REIT:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Amounts Included in the Statements of Operations
Asset management and asset servicing fees	$238,710	$408,726	$906,389	$1,272,159
Operating expense reimbursement to Adviser (1)	177,824	395,041	880,332	1,107,401
Origination, extension and disposition fees	1,003	226,172	357,400	543,924
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

Notes to Consolidated Financial Statements (Unaudited)
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
Participation interest purchased by the Company: The below tables list the investment interests purchased by the Company via participation agreements (each, a “PA”) as of September 30, 2024 and December 31, 2023. In accordance with the terms of each PA, each participant’s rights and obligations, including interest income and other income (e.g., exit fee and prepayment income) and related fees/expenses are based upon its respective pro-rata participation interest in such investments, as specified in the respective PA. The Company’s share of the investment is repayable only from the proceeds received from the related borrower/issuer of the investment, and therefore the Company is also subject to the credit risk (i.e., risk of default by the underlying borrower/issuer).
Pursuant to each PA, the affiliated fund receives and allocates the interest income and other related investment incomes in respect of the investment to the Company. The Company paid related expenses (i.e., the base management fee) directly to Terra REIT.

	September 30, 2024			December 31, 2023
	Participating Interests	Principal Balance	Carrying Value	Participating Interests	Principal Balance	Carrying Value
370 Lex Part Deux, LLC (1)(2)	35.0%	$24,491,877	$13,431,482	35.0%	$24,491,877	$15,257,557
RS JZ Driggs, LLC (2)	50.0%	2,773,564	2,773,564	50.0%	2,627,373	2,627,373
Total		$27,265,441	$16,205,046		$27,119,250	$17,884,930
_______________
(1)Carrying value is net of specific allowance for loan losses of $11.1 million and $9.2 million as of September 30, 2024 and December 31, 2023, respectively.
(2)The loan is held in the name of Terra REIT, the Company’s parent entity.
Transfers of participation interests by the Company: The following table summarizes the investment that was subject to a PA with investment partnership affiliated with the REIT Manager as of September 30, 2024. There was no such investment as of December 31, 2023.

			September 30, 2024
			Transfers treated as obligations under participation agreements
	Principal	Carrying Value	% Transferred	Principal	Carrying Value
Asano Bankers Hill, LLC (1)	$18,567,296	$18,546,807	80.8%	$15,000,000	$15,132,411
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

Notes to Consolidated Financial Statements (Unaudited)
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
The indenture between Terra LLC (as successor to Terra BDC) and the trustee contains certain debt limitations and asset coverage covenants. As of September 30, 2024, the Company was in compliance with the asset coverage ratio requirements under the indenture.
The following table is a summary of the Company’s unsecured notes payable outstanding as of:

	Coupon Rate	Effective Rate (1)	Maturity Date	September 30, 2024	December 31, 2023
7.00% Senior Notes Due 2026 (2)	7.00%	10.36%	3/31/2026	38,375,000	38,375,000
Unamortized purchase discount (2)				(2,194,095)	(3,161,457)
Unsecured notes payable, net				$36,180,905	$35,213,543
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
The following table is a summary of the Company’s obligations under the Credit Agreement as of December 31, 2023. There was no such loan outstanding as of September 30, 2024.

	December 31, 2023
	Maturity	Interest rate	Principal Amount
Term loan payable	3/31/2024	12.72%	$15,000,000
Unamortized deferred financing cost			(51,396)
Unsecured notes payable, net			$14,948,604

Notes to Consolidated Financial Statements (Unaudited)
Scheduled Debt Principal Payments
    Scheduled debt principal payments for each of the five calendar years following September 30, 2024 are as follows:

Years Ending December 31,	Total
2024 (October 1 through December 31)	$—
2025	—
2026	38,375,000
2027	—
2028	—
Thereafter	—
38,375,000
Unamortized purchase discount	(2,194,095)
Total	$36,180,905
Obligation Under Participation Agreement
As discussed in Note 2, the Company follows the guidance in ASC 860 when accounting for loan participation. Such guidance requires the transferred interests meet certain criteria in order for the transaction to be recorded as a sale. Loan participation from the Company which does not qualify for sale treatment remains on the Company’s consolidated balance sheets and the proceeds are recorded as obligation under participation agreement. As of September 30, 2024, obligation under participation agreement had a carrying value of $15.1 million, and the carrying value of the loan that is associated this obligation under participation agreement was $18.5 million (see “Participation Agreements” in Note 6). The interest rate on the obligation under participation agreement was 20.2%. There was no such obligation under participation agreement as of December 31, 2023.
Note 8. Commitments and Contingencies
Unfunded Commitments on Loans Held for Investment
In the ordinary course of business, the Company may enter into future funding commitments, which are subject to the borrower meeting certain performance-related metrics that are monitored by the Company. As of both September 30, 2024 and December 31, 2023, the Company had $0.7 million of unfunded commitments. The Company maintained sufficient cash on hand to fund such unfunded commitments, including matching these commitments with principal repayments on outstanding loans.
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
•our use of financial leverage;
•actual and potential conflicts of interest with any of the following affiliated entities: Terra Property Trust, Inc. (“Terra REIT”), our parent company; Terra Capital Partners, LLC (“Terra Capital Partners”), our sponsor; Terra REIT Advisors, LLC, a subsidiary of Terra Capital Partners, and the external manager to our sole member Terra REIT (the “REIT Manager”); Terra Fund Advisors, LLC, an affiliate of Terra Capital Partners; Terra Secured Income Fund 5 International, Terra Income Fund International and Terra Secured Income Fund 7, LLC, (collectively, the “Terra Income Funds”); Terra Offshore Funds REIT, LLC; Mavik Real Estate Special Opportunities Fund, LP; or any of their affiliates;
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
Overview
Terra Income Fund 6 LLC (“Terra LLC”) was formed as a Delaware limited liability company on April 29, 2022 as a wholly owned subsidiary of Terra REIT. On October 1, 2022, pursuant to an Agreement and Plan of Merger, dated as of May 2, 2022 (as amended, the “Merger Agreement”), Terra Income Fund 6, Inc. (“Terra BDC”) merged with and into Terra LLC, with Terra LLC continuing as the surviving entity of the merger (the “Merger”). Subsequent to the Merger, Terra LLC became the successor of Terra BDC and assumed all of Terra BDC’s rights and obligations, including the obligations under the indenture governing Terra BDC’s unsecured notes payable.
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
Portfolio Summary
Net Loan Portfolio
The following table provides a summary of our net loan portfolio as of:

	September 30, 2024
	Fixed Rate	Floating Rate (1)(2)	Total Gross Loans	Obligations under Participation Agreements	Total Net Loans
Number of loans	2	2	4	1	4
Principal balance	$5,773,564	$43,059,173	$48,832,737	$15,000,000	$33,832,737
Carrying value	5,723,071	31,978,289	37,701,360	15,132,411	22,568,949
Fair value	5,773,564	32,260,110	38,033,674	15,211,122	22,822,552
Weighted-average coupon rate	11.6%	16.2%	15.7%	20.2%	13.7%
Weighted-average remaining term (years)	2.60	0.35	0.67	0.35	1.38

	December 31, 2023
	Fixed Rate	Floating Rate (1)(2)	Total	Obligations under Participation Agreements	Total Net Loans
Number of loans	4	2	6	—	6
Principal balance	$44,377,373	$43,059,173	$87,436,546	$—	$87,436,546
Carrying value	44,528,468	33,814,996	78,343,464	—	78,343,464
Fair value	44,313,689	34,214,046	78,527,735	—	78,527,735
Weighted-average coupon rate	13.7%	16.6%	15.1%	—%	15.1%
Weighted-average remaining term (years)	0.76	1.10	0.87	—	0.87
_______________
(1)As of September 30, 2024 and December 31, 2023, these loans pay a coupon rate of Secured Overnight Financing Rate (“SOFR”) or forward-looking term rate based on SOFR (“Term SOFR”), as applicable, plus a fixed spread. Coupon rates shown were determined using average SOFR and Term SOFR of 5.2% and 4.8%, respectively, as of September 30, 2024, and 5.3% and 5.4%, respectively, as of December 31, 2023.
(2)As of both September 30, 2024 and December 31, 2023, two loans were subject to SOFR or Term SOFR floor, as applicable.
Equity Investments
In addition to our loan portfolio, we owned equity interests in two joint ventures that own real estate properties. We account for our equity interest in the joint ventures as equity method investments because we do not have a controlling financial interest in the entities. As of September 30, 2024 and December 31, 2023, these equity investments had total carrying value of $37.2 million and $40.4 million, respectively.
Portfolio Investment Activity
For the three months ended September 30, 2024 and 2023, we invested $5.9 million and $1.3 million in new and add-on investments, and had $5.0 million and none of repayments, resulting in net investment of $0.9 million and $1.3 million, respectively. For the three months ended September 30, 2024, new and add-on investments included $5.8 million of funding and $5.0 million of repayment under the promissory note receivable.
For the nine months ended September 30, 2024 and 2023, we invested $41.1 million and $42.5 million in new and add-on investments, and had $44.9 million and $51.8 million of repayments, resulting in net repayments of $3.9 million and $9.3 million, respectively. For the nine months ended September 30, 2024, new and add-on investments included $40.1 million of funding and $5.0 million of repayment under the promissory note receivable.
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
Factors Impacting Operating Results
Our portfolio is concentrated in a limited number of industries and borrowers, and, as a result, a downturn in any particular industry or borrower in which we are heavily invested may significantly impact the aggregate returns we realize. If an industry in which we are heavily invested suffers from adverse business or economic conditions, a material portion of our investment could be affected adversely, which, in turn, could adversely affect our financial position and results of operations. For example, as of September 30, 2024, our investments secured by office and mixed-used properties represented approximately 72.4% and 10.5%, respectively, of the principal balance of our total net loan investments. In addition, as of September 30, 2024, we held only four loan investments and our largest net loan investment represented approximately 72.4% of the principal balance of our total net loan investments and our largest three net loan investments represented approximately 91.8% of the principal balance of our total net loan investments.
Results of Operations
Operating results for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Revenues
Interest income	$1,851,745	$2,321,378	$(469,633)	$5,782,363	$7,848,610	$(2,066,247)
Dividend and other income	10,497	19,162	(8,665)	37,323	56,637	(19,314)
	1,862,242	2,340,540	(478,298)	5,819,686	7,905,247	(2,085,561)
Operating expenses
Asset management and asset servicing fees paid/payable to Terra REIT (1)	238,710	408,726	(170,016)	906,389	1,272,159	(365,770)
Operating expense reimbursement to Terra REIT (1)	177,824	395,041	(217,217)	880,332	1,107,401	(227,069)
Provision for credit losses	524,486	1,710,516	(1,186,030)	1,575,113	1,642,528	(67,415)
Professional fees	163,157	152,868	10,289	491,484	618,910	(127,426)
Insurance expense	21,072	21,072	—	63,216	104,263	(41,047)
General and administrative expenses	10,463	32,238	(21,775)	58,004	59,625	(1,621)
	1,135,712	2,720,461	(1,584,749)	3,974,538	4,804,886	(830,348)
Operating income (loss)	726,530	(379,921)	1,106,451	1,845,148	3,100,361	(1,255,213)
Other income and expenses
Loss from equity investment in unconsolidated investments	(792,622)	(543,934)	(248,688)	(2,943,172)	(353,027)	(2,590,145)
Interest expense on unsecured notes payable	(1,003,009)	(968,170)	(34,839)	(2,982,049)	(2,880,368)	(101,681)
Interest expense on term loan	—	(532,387)	532,387	(517,528)	(1,239,418)	721,890
Interest expense from obligation under participation agreement	(792,352)	—	(792,352)	(2,301,347)	—	(2,301,347)
Unrealized gain on investments, net	—	16,790	(16,790)	—	22,619	(22,619)
Realized loss on investments, net	—	—	—	—	(12,512)	12,512
	(2,587,983)	(2,027,701)	(560,282)	(8,744,096)	(4,462,706)	(4,281,390)
Net loss	$(1,861,453)	$(2,407,622)	$546,169	$(6,898,948)	$(1,362,345)	$(5,536,603)
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
Net Loan Portfolio
    In assessing the performance of our loans, we believe it is appropriate to evaluate the loans on an economic basis, that is, gross loans net of obligations under participation agreements. The following table presents a reconciliation of our loan portfolio on a weighted average basis from gross to net:

	Three Months Ended September 30,
	2024		2023
	Weighted Average Principal Amount	Weighted Average Coupon Rate	Weighted Average Principal Amount	Weighted Average Coupon Rate
Gross loan investments	$48,782,203	15.9%	$86,005,460	15.1%
Obligation under participation agreement	(15,000,000)	20.3%	—	—%
Net loan investments	$33,782,203	13.9%	$86,005,460	15.1%

	Nine Months Ended September 30,
	2024		2023
	Weighted Average Principal Amount	Weighted Average Coupon Rate	Weighted Average Principal Amount	Weighted Average Coupon Rate
Gross loan investments	$61,952,617	15.5%	$98,569,922	14.9%
Obligation under participation agreement	(14,014,599)	19.0%	—	—%
Net loan investments	$47,938,018	14.5%	$98,569,922	14.9%
Interest Income
For the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023, interest income decreased by $0.5 million and $2.1 million, respectively, primarily due to a decrease in the weighted average principal balance of gross loans, partially offset by an increase in the weighted average coupon rate due to increases in the underlying index rates and the interest income earned on the promissory note receivable.
Asset Management and Asset Servicing Fees
    On November 8, 2022, we entered into the Cost Sharing Agreement with Terra REIT effective October 1, 2022, pursuant to which we reimburse Terra REIT for our allocable portion of management and transaction fees and operating expenses incurred by Terra REIT, including fees paid by Terra REIT to the REIT Manager.
    For the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023, management fees consisting of asset management and asset servicing fees paid/payable to Terra REIT pursuant to the Cost Sharing Agreement decreased by $0.2 million and $0.4 million, respectively, primarily due to a decrease in total funds under management.
Operating Expense Reimbursement
    For the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023, operating expense incurred on our behalf pursuant to the Cost Sharing Agreement decreased by $0.2 million and $0.2 million, respectively, primarily due to a decrease in the allocation ratio as well as a decrease in costs being allocated.
Provision for Credit Losses
On January 1, 2023, we adopted the provisions of Accounting Standards Update (“ASU”) 2016-13, Financial Instruments— Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires entities to recognize credit losses on financial instruments based on an estimate of current expected credit losses.
For the three and nine months ended September 30, 2024, we recorded a provision for credit losses of $0.5 million and $1.6 million, respectively, primarily as a result of a decline in our estimated recoverable amount on a non-performing subordinated loan due to an increase in funding on the senior loan.

For the three and nine months ended September 30, 2023, we recorded a provision for credit losses of $1.7 million and $1.6 million, primarily as a result of a decline in the fair value of the collateral of a loan due to a decline in the macroeconomic outlook for commercial real estate.
Professional Fees
For the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, professional fees were substantially the same. For the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, professional fees decreased by $0.1 million, primarily due to legal fees incurred in connection with the SEC industry inquiry in 2023.
Loss From Equity Investment In Unconsolidated Investments
For the three and nine months ended September 30, 2024, we recognized a loss from equity investment in unconsolidated investment of $0.8 million and $2.9 million, respectively, related to our portion of the net loss incurred by the two joint ventures that own real estate properties primarily as a result of depreciation expense and interest expense on floating rate loans.
For the three and nine months ended September 30, 2023, we recognized loss from equity investment in unconsolidated investment of $0.5 million and $0.4 million, respectively, primarily related to the equity loss from the joint venture that invests in real estate properties, partially offset by interest income earned on a $10.0 million mezzanine loan for which we accounted for using the equity method of accounting due to the profit sharing arrangement.
Interest Expense on Unsecured Notes Payable
As discussed in the section entitled “Senior Unsecured Notes” above, we assumed the $38.4 million 7.00% Senior Notes Due 2026 in connection with the Merger.
For the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023, interest expense on unsecured notes payable remained substantially the same.
Interest Expense on Term Loan
As discussed in the section entitled “Term Loan” above, we assumed the $25.0 million Term Loan in connection with the Merger. In June 30, 2023, we made a $10.0 million partial repayment on the Term Loan. In March 2024, the Term Loan was repaid in full.
For the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023, interest expense on the Term Loan decreased by $0.5 million and $0.7 million, respectively, primarily due to a decrease in the weighted average outstanding balance, partially offset by an increase in contractual interest rate.
Interest Expense From Obligation Under Participation Agreement
For the three and nine months ended September 30, 2024, interest expense from obligation under participation agreement was $0.8 million and $2.3 million, respectively, primarily related to a portion of a loan we transferred to an affiliate via a participation agreement for which it did not qualify for sale treatment. There was no such interest expense for the three and nine months ended September 30, 2023.
Net loss
For the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023, the resulting net loss decreased by $0.5 million and increased by $5.5 million, respectively.
Terra REIT’s Management Agreement with the REIT Manager
Terra REIT is our parent and sole member. We have entered into a cost sharing arrangement with Terra REIT pursuant to which we will be responsible for our allocable share of Terra REIT’s expenses, including fees paid by Terra REIT to its manager, the REIT Manager. Terra REIT currently pays the following fees to the REIT Manager pursuant to a management agreement:
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
Certain of our loans provide for commitments to fund the borrower at a future date. As of September 30, 2024, we had one loan with funding commitments of $19.3 million, of which we funded $18.6 million. We do not expect to fund the remaining $0.7 million unfunded commitments to the borrower in the next twelve months as the borrower has not met the requirement for funding. Additionally, our $15.0 million obligation under participation agreement will mature in the next twelve months. We expect to use the proceeds from the repayment of the corresponding investment to repay the participation obligation.
Cash Flows (Used in) Provided by Operating Activities
For the nine months ended September 30, 2024, cash used in operating activities was $0.7 million. For the nine months ended September 30, 2023, cash provided by operating activities was $1.9 million. The decrease in operating cash was primarily due to decrease in contractual interest income.
Cash Flows Provided by Investing Activities
For the nine months ended September 30, 2024, cash provided by investing activities was $4.1 million, primarily related to proceeds from repayment of loans of $39.9 million and proceeds from repayment of promissory note receivable of $5.0 million, partially offset by funding for promissory note receivable of $40.1 million and origination and purchase of loans of $1.0 million.
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

Cash Flows From Financing Activities
For the nine months ended September 30, 2024, cash used in financing activities was $0.1 million, primarily due to repayment of the Term Loan of $15.0 million as well as a decrease in interest reserve and other deposits held on investment of $0.1 million, partially offset by proceeds from obligation under participation agreement of $15.0 million.
For the nine months ended September 30, 2023, cash used in financing activities was $9.4 million, primarily due to the repayments of borrowings under term loan payable of $10.0 million and payment for financing cost of $0.2 million, partially offset by an increase in interest reserve and other deposits held on investments of $0.8 million.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
    As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer of our sole and managing member, Terra REIT, performing functions equivalent to those a principal executive officer and principal financial officer of our company would perform if we had any officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
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
Date: November 8, 2024

TERRA INCOME FUND 6, LLC
By: Terra Property Trust, Inc., its sole and managing member

By:	/s/ Vikram S. Uppal
Vikram S. Uppal
Chairman of the Board, Chief Executive Officer and Chief Investment Officer
(Principal Executive Officer)

By:	/s/ Gregory M. Pinkus
Gregory M. Pinkus
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)