Form 10-K
period 2024-12-31
Terra Income Fund 6, LLC
filed 2025-03-14
CIK 1577134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements in this Annual Report on Form 10-K of Terra Income Fund 6, LLC (“Terra LLC”), a wholly owned subsidiary of Terra Property Trust, Inc. (“Terra REIT”), constitute forward-looking statements because they relate to future events or our future performance or financial condition. In this report, as context requires, “we,” “us” and “our” refer to Terra LLC. The forward-looking statements contained in this Annual Report on Form 10-K may include, but are not limited to, statements as to:
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
•our use of financial leverage;
•actual and potential conflicts of interest with any of the following affiliated entities: Terra Capital Partners, LLC (“Terra Capital Partners”), our sponsor; Terra REIT Advisors, LLC, a subsidiary of Terra Capital Partners, and the external manager to our sole and managing member Terra REIT (“Terra REIT Advisors” or the “REIT Manager”); Terra Fund Advisors, LLC, an affiliate of Terra Capital Partners; Terra Secured Income Fund 5 International, Terra Income Fund International and Terra Secured Income Fund 7, LLC, (collectively, the “Terra Income Funds”); Terra Offshore Funds REIT, LLC; Mavik Capital Management, LP; Mavik Real Estate Special Opportunities Fund, LP; Mavik Real Estate Special Opportunities VS2, LP or any of their affiliates;
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
•Periods of higher inflation in the U.S. may have an adverse impact on the valuation of our investments.
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

General Risk Factors
•The future outbreak of highly infectious or contagious diseases could materially and adversely impact or disrupt our investments, business, financial condition and results of operations.
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
Terra Capital Partners is a real estate credit focused investment manager based in New York City with a 20-year track record focused primarily on the origination and management of mezzanine loans, as well as first mortgage loans, bridge loans, and preferred equity investments in all major property types through multiple pooled investment vehicles. Since its formation in 2001 and its commencement of operations in 2002, Terra Capital Partners has been engaged in providing financing on commercial properties of all major property types throughout the United States. In the lead up to the global financial crisis in 2007, believing that the risks associated with commercial real estate markets had grown out of proportion to the potential returns from such markets, Terra Capital Partners sold 100% of its investment management interests prior to the global financial crisis. It was not until mid-2009, after its assessment that commercial mortgage markets would begin a period of stabilization and growth, that Terra Capital Partners began to sponsor new investment vehicles, which included the Terra Income Funds, to again provide debt capital to commercial real estate markets. The financings provided by all vehicles managed by Terra Capital Partners from January 2004 through December 31, 2024 have been secured by approximately 13.9 million square feet of office properties, 3.7 million square feet of retail properties, 7.2 million square feet of industrial properties, 5,215 hotel rooms and 31,898 apartment units. The value of the properties underlying this capital was approximately $12.8 billion based on appraised values as of the closing dates of each financing. In addition to its extensive experience originating and managing debt financings, Terra Capital Partners and its affiliates have owned and operated over six million square feet of office and industrial space between 2005 and 2007, and this operational experience further informs its robust origination and underwriting standards and would be beneficial should Terra REIT Advisors need to foreclose on a property underlying a financing. As of the date of this Annual Report on Form 10-K, Terra Capital Partners and its affiliates employed 28 persons.
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
Equity Interest in Unconsolidated Investments and Joint Ventures. We may, to the extent consistent with our investment objectives and criteria, invest in our targeted assets directly or through joint ventures.
Other Real Estate-Related Securities. We may invest in other real estate-related securities, which may include marketable securities and securitizations, so long as such securities do not constitute more than 15% of our assets.
Non-Real Estate-Related Investments
    From time to time, we invest in strategic non-real estate-related investments that align with our investment objectives and criteria. Non-real estate-related investments may take various forms, including preferred and common equity interests in private companies and other financial assets.
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
Our portfolio is concentrated in a limited number of industries and borrowers, and, as a result, a downturn in any particular industry or borrower in which we are heavily invested may significantly impact the aggregate returns we realize. A significant portion of our investment portfolio consists of an unsecured promissory note from Terra REIT, our parent and sole member. As of December 31, 2024, the amount outstanding under the promissory note was $45.1 million. This concentration exposes us to risks associated with intercompany financing, such as potential conflicts of interest, including the lack of covenants and limited events of default in the promissory note, and challenges in enforcing the promissory note’s terms. Should Terra REIT encounter financial difficulties or default on its obligations, our financial condition could be materially and adversely affected.
If an industry in which we are heavily invested suffers from adverse business or economic conditions, a material portion of our investment could be affected adversely, which, in turn, could adversely affect our financial position and results of operations. As of December 31, 2024, we held three loan investments secured by office, mixed use and multifamily properties. Our largest loan investment represented approximately 61.1% of the carrying value, net of allowance for credit losses, of our total loan investments. A covenant breach or other adverse event affecting a borrower would have a more weighted impact on our operating results and would require a write-down of a larger percentage of our assets. For further information on our loan portfolio, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Impacting Operating Results” included in this Annual Report on Form 10-K.
Periods of higher inflation in the U.S. may have an adverse impact on the valuation of our investments.
Many factors, including heightened competition for workers, supply chain issues, the relocation of foreign production and manufacturing businesses to the U.S., increased tariffs and rising energy and commodity prices could lead to increasing wages and other economic inputs and result in higher than normal inflation. Elevated inflation and input costs may have adverse effects on our commercial real estate-related loans, commercial real estate-related debt securities and select commercial real estate equity investments, which are subject to the risks typically associated with real estate. Inflation can negatively impact the profitability of real estate assets with long-term leases that do not provide for short-term rent increases or that provide for rent increases with a lower annual percentage increase than inflation. Higher levels of inflation may have an adverse impact on the valuation of our investments.
Terra REIT may change our operating policies, objectives or strategies without prior notice, and the effects of such a change may be adverse.
Terra REIT has the authority to modify or waive our current operating policies, objectives or investment criteria and strategies without prior notice. As a result, we make strategic non-real estate-related investments that align with our investment objectives and criteria. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, operating results and the value of the notes. However, the effects might be adverse, which could negatively impact our ability to pay principal and interest payments on the notes.
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
We make strategic non-real estate-related investments that align with our investment objectives and criteria, which may expose us to risks from a number of diverse issuers, industries, and investment forms.
Though our investments are primarily in real estate-related loans and other commercial real estate assets or interests, we strategically invest in non-real estate-related investments that align with our focus on debt and debt-like instruments emphasizing the payment of current returns to investors and the preservation of invested capital. However, the underwriting process for non-real estate-related investments and the ongoing asset management and servicing of such investments is different from the investment process for real estate investments, and the REIT Manager has not historically focused on non-real estate investing. We may not be able to achieve the returns on any non-real estate-related investments that we achieved on our real estate-related investments.
Non-real estate-related investments are also not collateralized by real estate like our real estate investments and hence may be riskier because if the debt-like non-real estate-related investments default or do not perform, we may not have collateral to foreclose upon. Additionally, non-real estate-related investments may be less liquid than our real estate-related assets, limiting our ability to transfer or sell these positions on favorable terms, or at all. If market conditions or other factors constrain our liquidity, we may be required to hold these investments longer than anticipated, which could limit our ability to distribute or redeploy capital efficiently.
Further, non-real estate-related investments will be subject to different regulatory risks which may distract the attention of our management, and be difficult and costly to comply with. As a result, to the extent we hold, acquire or transact in such non-real estate-related investments, we may be exposed to risks from a number of diverse issuers, industries and investment forms which may be difficult to determine and may have a material adverse effect on our financial condition and results of operations. In addition, some non-real estate operating companies we may invest in may not generate consistent cash flows or returns, which could impact our overall liquidity.
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

Risks Related to Our Investments
Our exposure to a concentrated investment in an intercompany promissory note could adversely affect our liquidity and financial condition.
A significant portion of our investment portfolio is comprised of an unsecured promissory note from Terra REIT, our parent and sole member. As of December 31, 2024, the amount outstanding under the promissory note was $45.1 million. This concentration increases our exposure to Terra REIT’s financial condition and liquidity. If Terra REIT experiences financial distress, delays in repayment, or defaults on its obligations under the promissory note, our cash flows, investment returns, and ability to meet our own financial obligations could be adversely affected.
Unlike a diversified investment portfolio, our reliance on a single counterparty for a substantial portion of our assets heightens the potential impact of any adverse developments at Terra REIT. As of December 31, 2024, the unsecured promissory note from Terra REIT represented approximately 38.8% of our total assets. Additionally, enforcing the terms of an intercompany note presents unique challenges, particularly since Terra REIT controls us as our sole member and if disagreements arise over repayment or financial performance. If Terra REIT is unable or unwilling to satisfy its obligations under the note or if the maturity of the note is extended, we could face prolonged uncertainty in recovering amounts due, which may negatively affect our financial condition. For further information on our loan portfolio, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio Summary” included in this Annual Report on Form 10-K.
A covenant breach by any of our borrowers may harm our operating results.
A borrower’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a borrower’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting borrower. We may, in certain cases, provide a defaulting borrower with concessions that we would not typically offer. These modifications may include interest rate reductions, principal adjustments, term extensions, deferral of payments, or the capitalization of interest. Such adjustments are intended to mitigate potential losses and avoid foreclosure or asset repossession. However, these modifications may impact our liquidity and could have a material adverse effect on our operating results.
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
We invest in certain real estate and real estate-related companies whose securities are not publicly traded or actively traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors and whose securities are subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. Additionally, because a significant portion of our investment portfolio is concentrated in a promissory note with Terra REIT, our liquidity position may be materially affected if Terra REIT experiences financial difficulties or delays in repayment. The illiquidity of certain of our investments may make it difficult for us to sell these investments when desired. If we are unable to obtain liquidity from other sources, we may not be able to meet our obligations or fund new investments, which could adversely impact our business.
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
General Risk Factors

The future outbreak of highly infectious or contagious diseases could materially and adversely impact or disrupt our investments, business, financial condition and results of operations.

As a result of a significant portion of our investments being in preferred equity, mezzanine loans, first mortgages, and credit facilities secured by office, multifamily, infrastructure and mixed-use properties located in the United States, any future local, regional, national or international outbreak of a contagious disease may impact our investments and operating results to the extent that it reduces occupancy, increases the cost of operation or results in limited hours or necessitates the closure of such properties. In addition, quarantines, states of emergencies and other measures taken to curb the spread of any such future outbreak may negatively impact the ability of such properties to continue to obtain necessary goods and services or provide adequate staffing, which may also adversely affect our investments, business, financial condition and results of operations. The borrowers under the mezzanine loans, first mortgages, credit facilities or preferred equity in which we invest may fail to make timely and required payments under the terms of such instruments.
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
Disruptions and uncertainty in the financial and banking sectors, including due to regional bank failures and decreased consumer confidence in the banking system, may hinder our ability to access capital on reasonable terms or at all. The U.S. and global financial and banking sectors have experienced periods of increased turmoil and volatility in the recent past and may experience similar periods of disruption in the future due to factors beyond our control. Such periods of increased turmoil and volatility may adversely impact liquidity in the financial markets and make financings less attractive or, in some cases, unavailable. If our financing counterparties become capital constrained, tighten their lending standards or become insolvent, they may be unable or unwilling to fulfill their commitments to us. A material disruption to the banking system and financial markets could result in liquidity issues across the sector, which could adversely impact our access to capital and our cost of borrowing and adversely affect us, our business or our results of operations.
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
Further, the SEC has recently adopted rules requiring public companies to disclose material cybersecurity incidents that they experience on a Current Report on Form 8-K within four business days of determining that a material cybersecurity incident has occurred and to disclose on an annual basis material information regarding their cybersecurity risk management, strategy and governance. These new reporting requirements became effective for us on June 15, 2024. If we fail to comply with these requirements, we could incur regulatory fines and our reputation, business, financial condition and results of operations could be harmed.

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
As a critical component of our overall risk management process, we have adopted a framework that shares existing reporting channels and governance processes to identify, assess, manage and report cybersecurity threats on an ongoing basis. This risk management process is led by the REIT Manager’s Chief Compliance Officer and Cyber Security Committee (“CSC”). The REIT Manager’s Chief Compliance Officer has 17 years of experience in regulatory compliance, risk management, and cybersecurity governance, with expertise in implementing and overseeing security policies in financial and REIT sectors. [The CSC is composed of professionals with backgrounds in information security, IT risk management, and data protection, ensuring a well-rounded approach to cybersecurity oversight.
Our management, including the REIT Manager’s Chief Compliance Officer and CSC, is authorized to take the appropriate steps deemed necessary to identify, assess, contain, mitigate, and resolve cybersecurity threats including by (a) maintaining (i) an Incident Response Plan in the event of an Incident and (ii) a Cybersecurity Policy which governs information technology security policies, (b) regularly monitoring all our systems and user accounts for any suspected Incidents, (c) performing annual audits on certain of our systems, and (d) providing general cybersecurity awareness and data protection training. In addition, depending on the circumstances of an Incident, we may engage third parties such as insurance carriers, outside legal counsel, forensic investigators, crisis communications or public relations firms, investor relations firms and response vendors and we may coordinate with regulators or law enforcement. We perform due diligence in order to identify and evaluate cyber risks of third party service providers. Third party service providers processing sensitive data are contractually required to meet applicable legal and regulatory obligations to protect sensitive data against cybersecurity threats and unauthorized access to the sensitive data. Third party service providers deemed critical undergo ongoing monitoring to ensure they continue to meet their security obligations and other potential cybersecurity threats.
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

Portfolio Summary
Net Loan Portfolio
The following table provides a summary of our net loan portfolio as of:

	December 31, 2024
	Fixed Rate	Floating Rate (1)(2)	Total Gross Loans	Obligations under Participation Agreements	Total Net Loans
Number of loans	1	2	3	1	3
Principal balance	$2,843,280	$43,059,173	$45,902,453	$18,000,000	$27,902,453
Carrying value	2,573,280	27,814,616	30,387,896	18,173,962	12,213,934
Fair value	2,573,280	28,068,902	30,642,182	18,254,853	12,387,329
Weighted-average coupon rate (3)	—%	19.5%	19.5%	19.5%	19.5%
Weighted-average remaining term (years) (3) (4)	0.00	0.10	0.10	0.10	0.10

	December 31, 2023
	Fixed Rate	Floating Rate (1)(2)	Total	Obligations under Participation Agreements	Total Net Loans
Number of loans	4	2	6	—	6
Principal balance	$44,377,373	$43,059,173	$87,436,546	$—	$87,436,546
Carrying value	44,528,468	33,814,996	78,343,464	—	78,343,464
Fair value	44,313,689	34,214,046	78,527,735	—	78,527,735
Weighted-average coupon rate (3)	13.8%	20.3%	15.8%	—%	15.8%
Weighted-average remaining term (years) (3) (4)	0.76	1.10	0.87	—	0.87
_______________
(1)As of December 31, 2024 and 2023, these loans pay a coupon rate of Secured Overnight Financing Rate (“SOFR”) or forward-looking term rate based on SOFR (“Term SOFR”), as applicable, plus a fixed spread. Coupon rates shown were determined using average SOFR and Term SOFR of 4.5% and 4.3%, respectively, as of December 31, 2024, and 5.3% and 5.4%, respectively, as of December 31, 2023.
(2)As of both December 31, 2024 and 2023, two loans were subject to SOFR or Term SOFR floor, as applicable.
(3)Excludes non-performing loans as of December 31, 2024 and 2023.
(4)Represents current effective maturity as of December 31, 2024 and 2023, exclusive of any extension options available.
Promissory Note Receivable
On January 24, 2024, we entered into a revolving promissory note receivable with Terra REIT. The promissory note receivable bears interest at the Prime Rate, as such Prime Rate is published in the Wall Street Journal, computed on the basis of the actual number of days elapsed and a year of 365 days. The promissory note does not contain current interest payment obligations in cash and instead adds such interest amount to the principal balance of the promissory note on the last day of each calendar quarter. The promissory note matures on March 31, 2027. As of December 31, 2024, the amount outstanding under the promissory note receivable was $45.1 million. There was no such promissory note as of December 31, 2023.
Equity Investments
In addition to our loan portfolio, we owned equity interests in two joint ventures that own real estate properties. We account for our equity interest in the joint ventures as equity method investments because we do not have a controlling financial interest in the entities. As of December 31, 2024 and 2023, these equity investments had total carrying value of $36.3 million and $40.4 million, respectively.

Portfolio Investment Activity
For the years ended December 31, 2024 and 2023, we invested $55.2 million and $48.3 million in new and add-on investments, and had $51.9 million and $52.0 million of repayments, resulting in net investment of $3.2 million and net repayment of $3.7 million, respectively. For the year ended December 31, 2024, new and add-on investments included $54.1 million of funding and $9.0 million of repayment under the promissory note receivable.
Senior Unsecured Notes
On February 10, 2021, Terra BDC issued $34.8 million in aggregate principal amount of 7.00% fixed-rate notes due 2026, and on February 26, 2021, the underwriters exercised the option to purchase an additional $3.6 million of the notes (collectively the “7.00% Senior Notes Due 2026”). The 7.00% Senior Notes Due 2026 may be redeemed in whole or in part at any time or from time to time at our option on or after February 10, 2023, at a redemption price equal to 100% of the outstanding principal amount thereof, plus accrued and unpaid interest. In connection with the Merger, Terra LLC assumed all of Terra BDC’s rights and obligations under the indenture governing the 7.00% Senior Notes Due 2026.
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
Factors Impacting Operating Results
Our portfolio is concentrated in a limited number of industries and borrowers, and, as a result, a downturn in any particular industry or borrower in which we are heavily invested may significantly impact the aggregate returns we realize. If an industry in which we are heavily invested suffers from adverse business or economic conditions, a material portion of our investment could be affected adversely, which, in turn, could adversely affect our financial position and results of operations. As of December 31, 2024, we held three loan investments secured by office, mixed use and multifamily properties. Our largest loan investment represented approximately 87.8% of the principal balance of our total net loan investments.

Results of Operations
Operating results for the years ended December 31, 2024 and 2023 were as follows:

	Years Ended December 31,
	2024	2023	Change
Revenues
Interest income	$7,616,405	$10,226,670	$(2,610,265)
Prepayment fee income	435,677	—	435,677
Dividend and other income	47,815	87,625	(39,810)
	8,099,897	10,314,295	(2,214,398)
Operating expenses
Asset management and asset servicing fees paid/payable to Terra REIT (1)	1,132,525	1,682,414	(549,889)
Operating expense reimbursement to Terra REIT (1)	1,083,857	1,606,470	(522,613)
Provision for credit losses	5,997,074	5,113,660	883,414
Professional fees	698,566	711,754	(13,188)
Insurance expense	84,288	125,334	(41,046)
General and administrative expenses	71,823	30,855	40,968
	9,068,133	9,270,487	(202,354)
Operating (loss) income	(968,236)	1,043,808	(2,012,044)
Other income and expenses
Loss from equity interest in unconsolidated investments	(3,874,927)	(1,004,325)	(2,870,602)
Interest expense on unsecured notes payable	(3,994,390)	(3,856,889)	(137,501)
Interest expense on term loan	(517,528)	(1,776,596)	1,259,068
Interest expense from obligation under participation agreement	(3,145,887)	—	(3,145,887)
Unrealized loss on investments, net	—	(18,601)	18,601
Realized loss on investments, net	—	(12,512)	12,512
	(11,532,732)	(6,668,923)	(4,863,809)
Net loss	$(12,500,968)	$(5,625,115)	$(6,875,853)
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
Net Loan Portfolio
    In assessing the performance of our loans, we believe it is appropriate to evaluate the loans on an economic basis, that is, gross loans net of obligations under participation agreements. The following table presents a reconciliation of our loan portfolio on a weighted average basis from gross to net:

	Years Ended December 31,
	2024		2023
	Weighted Average Principal Amount	Weighted Average Coupon Rate	Weighted Average Principal Amount	Weighted Average Coupon Rate
Gross loan investments	$57,993,578	15.0%	$95,719,669	14.9%
Obligation under participation agreement	(14,450,820)	18.6%	—	—%
Net loan investments	$43,542,758	13.8%	$95,719,669	14.9%
Interest Income
For the year ended December 31, 2024 as compared to the year ended December 31, 2023, interest income decreased by $2.6 million, primarily due to a decrease in the weighted average principal balance of gross loans, partially offset by an increase in the weighted average coupon rate due to increases in the underlying index rates and the interest income earned on the promissory note receivable.

Prepayment Fee Income
For the year ended December 31, 2024, we recognized prepayment fee come of $0.4 million related to the early repayment of one of our loans. There was no such prepayment fee income recognized for the year ended December 31, 2023.
Dividend and Other Income
For the year ended December 31, 2024 as compared to the year ended December 31, 2023, dividend and other income decreased by $0.04 million, primarily due to a decline in dividend income earned on our marketable securities.
Asset Management and Asset Servicing Fees
    On November 8, 2022, we entered into the Cost Sharing Agreement with Terra REIT effective October 1, 2022, pursuant to which we reimburse Terra REIT for our allocable portion of management and transaction fees and operating expenses incurred by Terra REIT, including fees paid by Terra REIT to the REIT Manager.
    For the year ended December 31, 2024 as compared to the year ended December 31, 2023, management fees consisting of asset management and asset servicing fees paid/payable to Terra REIT pursuant to the Cost Sharing Agreement decreased by $0.5 million, primarily due to a decrease in total funds under management.
Operating Expense Reimbursement
    For the year ended December 31, 2024 as compared to the year ended December 31, 2023, operating expense incurred on our behalf pursuant to the Cost Sharing Agreement decreased by $0.5 million, primarily due to a decrease in the allocation ratio as a result of a decrease in total funds under management.
Provision for Credit Losses
On January 1, 2023, we adopted the provisions of ASU 2016-13, which requires entities to recognize credit losses on financial instruments based on an estimate of current expected credit losses.
For the year ended December 31, 2024, we recorded a provision for credit losses of $6.0 million, primarily as a result of a decline in our estimated recoverable amount on a non-performing subordinated loan due to an increase in funding on the senior loan.
For the year ended December 31, 2023, we recorded a provision for credit losses of $5.1 million, primarily as a result of a decline in the fair value of the collateral of a loan due to a decline in the macroeconomic outlook for commercial real estate.
Loss From Equity Interest In Unconsolidated Investments
For the year ended December 31, 2024, we recognized a loss from equity interest in unconsolidated investment of $3.9 million, related to our portion of the net loss incurred by the two joint ventures that own real estate properties primarily as a result of depreciation expense and interest expense on floating rate loans.
For the year ended December 31, 2023, we recognized loss from equity interest in unconsolidated investment of $1.0 million, primarily related to our portion of the net loss incurred by the two joint ventures that own real estate properties primarily as a result of depreciation and interest expense on floating rate loans, partially offset by interest income earned on a $10.0 million mezzanine loan for which we accounted for using the equity method of accounting due to the profit sharing arrangement.
Interest Expense on Unsecured Notes Payable
As discussed in the section entitled “Senior Unsecured Notes” above, we assumed the $38.4 million 7.00% Senior Notes Due 2026 in connection with the Merger.
For the year ended December 31, 2024 as compared to the year ended December 31, 2023, interest expense on unsecured notes payable remained substantially the same.
Interest Expense on Term Loan
As discussed in the section entitled “Term Loan” above, we assumed the $25.0 million Term Loan in connection with the Merger. In June 30, 2023, we made a $10.0 million partial repayment on the Term Loan. In March 2024, the Term Loan was repaid in full.

For the year ended December 31, 2024 as compared to the year ended December 31, 2023, interest expense on the Term Loan decreased by $1.3 million, primarily due to a decrease in the weighted average outstanding balance.
Interest Expense From Obligation Under Participation Agreement
For the year ended December 31, 2024, interest expense from obligation under participation agreement was $3.1 million, primarily related to a portion of a loan we transferred to an affiliate via a participation agreement for which it did not qualify for sale treatment. There was no such interest expense for the year ended December 31, 2023.
Net loss
For the year ended December 31, 2024 as compared to the year ended December 31, 2023, the resulting net loss increased by $6.9 million.
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
Certain of our loans provide for commitments to fund the borrower at a future date. As of December 31, 2024, we had one loan with funding commitments of $19.3 million, of which we funded $18.6 million. We do not expect to fund the remaining $0.7 million unfunded commitment to the borrower in the next twelve months as the borrower has not met the requirement for funding. Additionally, our $18.0 million obligation under participation agreement will mature in the next twelve months. We expect to use the proceeds from the repayment of the corresponding investment to repay the participation obligation.
Cash Flows (Used in) Provided by Operating Activities
For the year ended December 31, 2024, cash used in operating activities was $0.2 million. For the year ended December 31, 2023, cash provided by operating activities was $2.7 million. The decrease in operating cash was primarily due to a decrease in contractual interest income.
Cash Flows (Used in) Provided by Investing Activities
For the year ended December 31, 2024, cash used in investing activities was $3.0 million, primarily related to proceeds from repayment of loans of $42.9 million and proceeds from repayment of promissory note receivable of $9.0 million, partially offset by funding for promissory note receivable of $54.1 million and origination and purchase of loans of $1.1 million.
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
Cash Flows Provided by (Used in) Financing Activities
For the year ended December 31, 2024, cash provided by financing activities was $2.9 million, primarily due to proceeds from obligation under participation agreement of $18.0 million, partially offset by repayment of the Term Loan of $15.0 million as well as a decrease in interest reserve and other deposits held on investment of $0.1 million.
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

During the loan review process, all non-performing loans are evaluated for collectability, which includes both loans in default and loans where we do not expect to collect all amounts due for both principal and interest according to the contractual terms of the loan. We remove these loans from the industry loss rate approach described above and analyze them separately. The credit loss reserve for these loans is calculated as any excess of the amortized cost of the loan over (i) the present value of expected future cash flows discounted at the appropriate discount rate or (ii) the fair value of collateral, if repayment is expected solely from the collateral.
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
As of December 31, 2024, we had two variable rate investments with an aggregate principal balance of $43.1 million that are indexed to SOFR or Term SOFR and are subject to an applicable index floor. The following table summarizes estimated changes in investment income on variable rate investments as of December 31, 2024 assuming hypothetical increases or decreases in the applicable index rates:

	1.00% Decrease	1.00% Increase
Investment income from variable rate investments	$430,592	$(430,592)
We may hedge against interest rate and currency exchange rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. For the years ended December 31, 2024 and 2023, we did not engage in interest rate hedging activities.
Item 8. Financial Statements and Supplementary Data.
Our financial statements are annexed to this Annual Report on Form 10-K beginning on page F-1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
    None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
    As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including both the Chief Executive Officer and Chief Investment Officer and the Chief Financial Officer of our sole and managing member, Terra REIT, performing functions equivalent to those a principal executive officer and principal financial officer of our company would perform if we had any officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
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

Item 14. Principal Accountant Fees and Services.

On October 1, 2022, pursuant to the terms of the Merger Agreement, Terra BDC merged with and into us, with us continuing as the surviving entity of the Merger and as a wholly owned subsidiary of Terra REIT. We do not have a board of directors and Terra REIT is our sole and managing member. For the years ended December 31, 2024 and 2023, KPMG LLP (“KPMG”) served as our independent auditor and provided certain tax and other services. The Audit Committee of Terra REIT (the “Terra REIT Audit Committee”) currently anticipates that it will engage KPMG as our independent auditor to audit our consolidated financial statements for the year ended December 31, 2025, subject to agreeing on fee estimates for the audit work. The Terra REIT Audit Committee reserves the right, however, to select a new auditor at any time in the future in its discretion. Any such decision would be disclosed to Terra REIT’s stockholders in accordance with applicable securities laws.
Audit Fees
The following table displays fees for professional services by KPMG:

	Years Ended December 31,
	2024	2023
Audit Fees	$321,000	$303,000
Audit-Related Fees	—	—
Tax Fees	—	3,476
All Other Fees	—	—
Total	$321,000	$306,476
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
Pre-Approval Policies
Terra REIT has established a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by our independent auditor. Pursuant to this policy, the Terra REIT Audit Committee will pre-approve the audit and non-audit services performed by our independent auditor in order to assure that the provision of such services does not impair the auditor’s independence. Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Terra REIT Audit Committee for specific pre-approval in accordance with the pre-approval policy, irrespective of the amount of fees associated with such services, and cannot commence until such approval has been granted. Normally, pre-approval is provided at the regularly scheduled meetings of the Terra REIT Audit Committee. However, the Terra REIT Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated must report any pre-approval decisions to the Terra REIT Audit Committee at its next scheduled meeting. The Terra REIT Audit Committee does not delegate its responsibilities to pre-approve services performed by our independent auditor to management. All services rendered by KPMG for the years ended December 31, 2024 and 2023 were pre-approved in accordance with the policies set forth above.

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

4.2
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

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description and Method of Filing
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File Included as Exhibit 101 (embedded within the Inline XBRL document)
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

Report of Independent Registered Public Accounting Firm
To the Member
Terra Income Fund 6, LLC:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Terra Income Fund 6, LLC and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, changes in member’s capital, and cash flows for the years then ended, and the related notes and financial statement schedule IV (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for Credit Losses as of January 1, 2023 due to adoption of FASB Accounting Standard Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

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

Allowance for Credit Losses on Performing Loans

As discussed in Notes 2 and 3 to the consolidated financial statements, on January 1, 2023, the Company adopted the provisions of ASC 326, Financial Instruments—Credit Losses. The Company’s collective allowance for credit losses (ACL) on performing loans held for investment (the ACL on performing loans) totaled $179,451 as of December 31, 2024. The Company uses a model based approach for estimating the ACL on performing loans, including future funding commitments for which the Company does not have the unconditional right to cancel, as these loans share similar risk characteristics. The Company utilizes a commercial mortgage based, third-party loan loss model and because the Company does not have a meaningful history of realized credit losses on its loan portfolio, it subscribes to a database service to provide historical proxy loan loss information back to 1998. The Company has chosen to incorporate a weighted average macroeconomic forecast that encompasses baseline, upside and downside scenarios, into its ACL on performing loans estimate during the reasonable and supportable forecast period which is currently eight quarters. Based on loan-level inputs and selection of macroeconomic forecasts and certain economics variables, the loan loss model determines a loan loss rate through the generation of probability of default and loss given default for each loan. The determination of the ACL on performing loans considers historical loss information and current economic conditions for each loan, reversion period, and reasonable and supportable forecasts about the future. The ACL on performing loans is then calculated by applying the loan loss rate to the total outstanding balance of each loan. The Company also performs a qualitative assessment and applies qualitative adjustments as necessary, usually due to limitations of the loan loss model.

We identified the assessment of the December 31, 2024 ACL on performing loans as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the December 31, 2024 ACL on performing loans due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the ACL on performing loans methodology, including the loan loss model, used to estimate expected credit losses and the significant assumptions that include the (1) selection and weighting of macroeconomic forecast scenarios, (2) selection of certain economic variables, (3) reasonable and supportable forecast period, (4) reversion period, and (5) period of historical loss information.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the Company’s process to develop the December 31, 2024 ACL on performing loans estimate by testing and evaluating the relevance and reliability of certain sources of data and assumptions that the Company used. We involved our credit risk professionals with specialized skills and knowledge to assist with:

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
New York, New York
March 13, 2025

Terra Income Fund 6, LLC
Consolidated Balance Sheets

	December 31,
	2024	2023
Assets
Cash and cash equivalents	$3,008,449	$3,193,078
Restricted cash	—	106,918
Loans held for investment, net of allowance for credit losses of $179,450 and $469,011	18,575,895	60,458,534
Loans held for investment acquired through participation, net of allowance for credit losses of $15,523,156 and $9,234,320	11,812,001	17,884,930
Equity interest in unconsolidated investments	36,291,196	40,431,710
Promissory note receivable (Note 6)	45,130,163	—
Marketable securities	425,357	507,266
Interest receivable	274,088	1,241,308
Prepaid expenses and other assets	385,795	515,407
Total assets	$115,902,944	$124,339,151
Liabilities and Equity
Liabilities:
Unsecured notes payable, net of purchase discount	36,521,684	35,213,543
Term loan payable, net of deferred financing cost	—	14,948,604
Obligation under participation agreement (Note 7)	18,173,962	—
Interest payable from obligation under participation agreement	259,153	—
Interest reserve and other deposits held on investments	—	106,918
Other liabilities	11,229	410,075
Accrued expenses	114,498	254,716
Total liabilities	55,080,526	50,933,856
Commitments and contingencies (Note 8)
Member’s capital	60,822,418	73,405,295
Total liabilities and member’s capital	$115,902,944	$124,339,151

See notes to consolidated financial statements.

Terra Income Fund 6, LLC
Consolidated Statements of Operations and Comprehensive Loss

	Years Ended December 31,
	2024	2023
Revenues
Interest income	$7,616,405	$10,226,670
Prepayment fee income	435,677	—
Dividend and other income	47,815	87,625
	8,099,897	10,314,295
Operating expenses
Asset management and asset servicing fees paid/payable to Terra REIT (1)	1,132,525	1,682,414
Operating expense reimbursement to Terra REIT (1)	1,083,857	1,606,470
Provision for credit losses	5,997,074	5,113,660
Professional fees	698,566	711,754
Insurance expense	84,288	125,334
General and administrative	71,823	30,855
	9,068,133	9,270,487
Operating (loss) income	(968,236)	1,043,808
Other income and expenses
Loss from equity interest in unconsolidated investments	(3,874,927)	(1,004,325)
Interest expense on unsecured notes payable	(3,994,390)	(3,856,889)
Interest expense on term loan	(517,528)	(1,776,596)
Interest expense from obligation under participation agreement	(3,145,887)	—
Unrealized loss on investments, net	—	(18,601)
Realized loss on investments, net	—	(12,512)
	(11,532,732)	(6,668,923)
Net loss	$(12,500,968)	$(5,625,115)
Other comprehensive loss
Unrealized loss on available-for-sale debt securities	(81,909)	—
	(81,909)	—
Comprehensive loss	$(12,582,877)	$(5,625,115)
______________
(1)Fees were paid and payable, and expenses were reimbursed, to Terra Property Trust, Inc. (“Terra REIT”) pursuant to a cost sharing agreement with Terra REIT (Note 6).
See notes to consolidated financial statements.

Terra Income Fund 6, LLC
Consolidated Statement of Changes in Member’s Capital

Member’s Capital
Balance, January 1, 2024	$73,405,295
Net loss	(12,500,968)
Other comprehensive loss:
Unrealized loss on available-for-sale debt securities	(81,909)
Balance, December 31, 2024	$60,822,418

Member’s Capital
Balance, January 1, 2023	$79,691,832
Cumulative effect of adoption of credit loss accounting standard effective January 1, 2023 (Note 2)	(661,422)
Net loss	(5,625,115)
Balance, December 31, 2023	$73,405,295

See notes to consolidated financial statements.

Terra Income Fund 6, LLC
Consolidated Statement of Cash Flows

	Years Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(12,500,968)	$(5,625,115)
Adjustments to reconcile net loss from operations to net cash (used in) provided by operating activities:
Provision for credit losses	5,997,074	5,113,660
Amortization of premiums and discounts on investments	126,278	997,409
Amortization and accretion of investment-related fees, net	122,382	(317,918)
Amortization of discount on debt	1,308,141	1,170,639
Amortization of deferred financing costs	51,396	98,604
Loss from equity interest in unconsolidated investments	3,874,927	1,531,323
Realized loss on investments, net	—	12,512
Unrealized loss on investments, net	—	18,601
Changes in operating assets and liabilities:
Decrease in interest receivable	967,220	199,736
Decrease (increase) in prepaid expenses and other assets	129,612	(338,167)
Decrease in accrued expenses	(140,218)	(328,100)
Increase in interest payable from obligation under participation agreement	259,153	—
(Decrease) increase in other liabilities	(396,644)	149,229
Net cash (used in) provided by operating activities	(201,647)	2,682,413
Cash flows from investing activities:
Repayment of loans	42,941,496	42,001,868
Origination, funding and purchase of loans	(1,059,903)	(5,378,078)
Capital contributions to equity interest in unconsolidated investments	(527)	(32,421,342)
Funding of promissory note receivable	(54,130,163)	—
Repayment of promissory note receivable	9,000,000	—
Distributions from equity interest in unconsolidated investments	266,115	472,000
Proceeds from redemption of held-to-maturity debt securities	—	10,000,000
Purchase of held-to-maturity debt securities	—	(10,012,512)
Purchase of marketable securities	—	(525,867)
Net cash (used in) provided by investing activities	(2,982,982)	4,136,069
Cash flows from financing activities:
Proceeds from obligation under participation agreement	18,000,000	—
Repayment of term loan	(15,000,000)	(10,000,000)
Change in interest reserve and other deposits held on investments	(106,918)	(108,439)
Payment of financing costs	—	(150,000)
Net cash provided by (used in) financing activities	2,893,082	(10,258,439)
Net decrease in cash, cash equivalents and restricted cash	(291,547)	(3,439,957)
Cash, cash equivalents and restricted cash, at beginning of year	3,299,996	6,739,953
Cash, cash equivalents and restricted cash, at end of year (Note 2)	$3,008,449	$3,299,996

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,865,152	$4,462,846
Income taxes paid	$—	$207,156

Supplemental non-cash information:
Settlement of a mezzanine loan accounted for as an equity investment in exchange for equity interest in a joint venture that owns real estate (Note 4)	$—	$10,149,642

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
    The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s consolidated balance sheets to the total amount shown in its statements of cash flows:

	December 31,
	2024	2023
Cash and cash equivalents	$3,008,449	$3,193,078
Restricted cash	—	106,918
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$3,008,449	$3,299,996
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
Non-Performing Loans

During the loan review process, all non-performing loans are evaluated for collectability, which includes both loans in default and loans where we do not expect to collect all amounts due for both principal and interest according to the contractual terms of the loan. The Company removes these loans from the industry loss rate approach described above and analyzes them separately. The credit loss reserve for these loans is calculated as any excess of the amortized cost of the loan over (i) the present value of expected future cash flows discounted at the appropriate discount rate or (ii) the fair value of collateral, if repayment is expected solely from the collateral.
Equity Interest in Unconsolidated Investments
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
The Company evaluates its equity interest in unconsolidated investments on a periodic basis to determine if there are any indicators that the value of its equity investments may be impaired and whether or not that impairment is other-than-temporary. To the extent an impairment has occurred and is determined to be other-than-temporary, the Company measures the charge as the excess of the carrying value of its investment over its estimated fair value, which is determined by calculating its share of

Notes to Consolidated Financial Statements
the estimated fair market value of the underlying net assets based on the terms of the applicable partnership or joint venture agreements.
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
Segment Information
    The Company’s primary business is originating, acquiring and structuring real estate-related loans related to high quality commercial real estate. From time to time, the Company may assume control of properties acquired in connection with foreclosures or deed in lieu of foreclosure, or it may acquire operating real estate properties that meet its investment criteria.
The Company operates as one segment, which is also its sole reportable segment, focused on mezzanine loans, senior loans and preferred equity investments, and to a lesser extent, owning and managing real estate. The Company’s chief operating decision maker (“CODM”) is its senior management team, comprised of Terra REIT's chief executive officer who is also the chief investment officer, chief operating officer, chief financial officer, chief originations officer and the head of asset management of the REIT Manager.
The Company generates its revenue primarily from originating, acquiring, investing in, and managing real estate-related debt investments. The CODM evaluates the performance of any real estate owned assets with that of its real estate-related debt investments. Additionally, the Company seeks to enhance its returns on equity by utilizing leverage, and generally finance its real estate-related investments with leverage obtained through a variety of sources, including secured and unsecured debt instruments.

Notes to Consolidated Financial Statements
The CODM evaluates performance and allocates resources based on consolidated net income (loss), which is also reported as consolidated net income (loss) on the Company’s consolidated statement of operations. The Company’s consolidated net income (loss) is primarily derived through the difference between the interest income earned on its loans and the cost to finance investments. Accordingly, interest expense, as reported on its consolidated statement of operations, is its most significant segment expense. Additionally, the measure of segment assets is reflected on the balance sheet as total consolidated assets.
The CODM uses consolidated net income (loss) to make key operating decisions, such as identifying attractive investment opportunities, evaluating underwriting standards, determining the appropriate level of leverage to enhance returns on equity and deciding on the sources of financing.
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update “ASU” 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 intends to improve reportable segment disclosure requirements, enhance interim disclosure requirements and provide new segment disclosure requirements for entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods with fiscal years beginning after December 15, 2024. ASU 2023-07 is to be adopted retrospectively to all prior periods presented. The Company adopted this ASU on December 31, 2024. The adoption of the standard has not impacted the Company's financial statements but has resulted in incremental disclosures, which are included within “Segment Information” above.
In December 2023, the FASB issued ASU 2023-09 “Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 intends to improve the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company is currently assessing the impact of this guidance; however, it does not expect the adoption of this standard to have a material impact to its consolidated financial statements.
Note 3. Loans Held for Investment
The Company elected the practical expedient under ASC 326 to exclude accrued interest from amortized cost. As of December 31, 2024 and 2023, accrued interest receivable of $0.3 million and $1.2 million, respectively, is included in interest receivable on the consolidated balance sheets, and is excluded from the amortized cost of loans held for investment.
Portfolio Summary
The table below provides a summary of the Company’s loan portfolio. Carrying value represents the amortized cost of loan, net of applicable allowance for credit losses.

	December 31, 2024			December 31, 2023
	Fixed Rate	Floating Rate (1)(2)	Total	Fixed Rate	Floating Rate (1)(2)	Total
Number of loans	1	2	3	4	2	6
Principal balance	$2,843,280	$43,059,173	$45,902,453	$44,377,373	$43,059,173	$87,436,546
Carrying value	$2,573,280	$27,814,616	$30,387,896	$44,528,468	$33,814,996	$78,343,464
Fair value	$2,573,280	$28,068,902	$30,642,182	$44,313,689	$34,214,046	$78,527,735
Weighted-average coupon rate(3)	—%	19.5%	19.5%	13.8%	20.3%	15.8%
Weighted-average remaining term (years) (3) (4)	0.00	0.10	0.10	0.76	1.10	0.87
_______________
(1)As of December 31, 2024 and 2023, these loans pay a coupon rate of Secured Overnight Financing Rate (“SOFR”) or forward-looking term rate based on SOFR (“Term SOFR”), as applicable, plus a fixed spread. Coupon rates shown were determined using average SOFR and Term SOFR of 4.5% and 4.3%, respectively, as of December 31, 2024, and 5.3% and 5.4%, respectively, as of December 31, 2023.
(2)As of both December 31, 2024 and 2023, two loans were subject to a SOFR or Term SOFR floor, as applicable.
(3)Excludes non-performing loans as of December 31, 2024 and 2023.
(4)Represents current effective maturity as of December 31, 2024 and 2023, exclusive of any extension options available.

Notes to Consolidated Financial Statements
Lending Activities
The following tables present the activities of the Company’s loan portfolio:

	Loans Held for Investment, Net	Loans Held for Investment through Participation Interests, Net	Total
Balance, January 1, 2024	$60,458,534	$17,884,930	$78,343,464
Origination, funding and purchase of loans	843,996	215,907	1,059,903
Principal repayments received	(42,941,496)	—	(42,941,496)
Net amortization of premiums on loans	(126,278)	—	(126,278)
Accrual, payment and accretion of investment-related fees and other, net	51,579	—	51,579
Reversal of (provision for) credit losses	289,560	(6,288,836)	(5,999,276)
Balance, December 31, 2024	$18,575,895	$11,812,001	$30,387,896

	Loans Held for Investment, Net	Loans Held for Investment through Participation Interests, Net	Total
Balance, January 1, 2023	$79,082,650	$42,330,376	$121,413,026
Cumulative effect of adoption of credit loss accounting standard effective January 1, 2023 (Note 2)	(593,040)	—	(593,040)
Origination and purchase of loans	4,183,830	1,194,248	5,378,078
Principal repayments received	(21,655,810)	(20,346,058)	(42,001,868)
Net amortization of premiums on loans	(915,998)	(81,411)	(997,409)
Accrual, payment and accretion of investment-related fees and other, net	232,871	85,047	317,918
Reversal of (provision for) credit losses	124,031	(5,297,272)	(5,173,241)
Balance, December 31, 2023	$60,458,534	$17,884,930	$78,343,464
Portfolio Information
    The tables below detail the types of loans in the Company’s loan portfolio, as well as the property type and geographic location of the properties securing these loans. Carrying value represents the amortized cost of loan, net of applicable allowance for credit losses.

	December 31, 2024			December 31, 2023
Loan Structure	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
Preferred equity investments	$45,902,453	$30,387,896	100.0%	$63,186,546	$53,973,564	68.9%
First mortgages	—	—	—%	21,250,000	21,462,168	27.4%
Mezzanine loans	—	—	—%	3,000,000	2,907,732	3.7%
Total	$45,902,453	$30,387,896	100.0%	$87,436,546	$78,343,464	100.0%

Notes to Consolidated Financial Statements

	December 31, 2024			December 31, 2023
Property Type	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
Mixed use	$18,567,296	$18,575,895	61.1%	$18,567,296	$18,557,439	23.7%
Office	24,491,877	9,238,721	30.4%	24,491,877	15,257,557	19.5%
Multifamily	2,843,280	2,573,280	8.5%	20,127,373	20,158,568	25.7%
Infrastructure	—	—	—%	21,250,000	21,462,168	27.4%
Student housing	—	—	—%	3,000,000	2,907,732	3.7%
Total	$45,902,453	$30,387,896	100.0%	$87,436,546	$78,343,464	100.0%

	December 31, 2024			December 31, 2023
Geographic Location	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
United States
California	$18,567,296	$18,575,895	61.1%	$21,567,296	$21,465,171	27.4%
New York	27,335,157	11,812,001	38.9%	27,119,250	17,884,930	22.8%
Utah	—	—	—%	21,250,000	21,462,168	27.4%
Georgia	—	—	—%	17,500,000	17,531,195	22.4%
Total	$45,902,453	$30,387,896	100.0%	$87,436,546	$78,343,464	100.0%
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
Certain of the Company’s performing loans contain provisions for future funding commitments, which are subject to the borrower meeting certain performance-related metrics that are monitored by the Company. These unfunded commitments on loans amounted to approximately $0.7 million and $0.7 million as of December 31, 2024 and 2023, respectively. The liability for credit losses on unfunded commitments is included in other liabilities on the consolidated balance sheets.
As discussed in Note 2, for loans that are considered non-performing, the Company removes them from the industry loss rate approach and analyzes them separately for recoverability. As of December 31, 2024 and 2023, the Company had two non-performing loans with total amortized cost of $27.3 million and $27.1 million, respectively. Accordingly, the Company utilized the estimated fair value of the loan collateral or sponsor’s guarantee to estimate the total specific allowance for credit losses of $15.5 million and $9.2 million as of December 31, 2024 and December 31, 2023, respectively. Please see “Significant Unobservable Inputs” in Note 5 for information on how the fair values of these loans were determined.
The following table presents the activity in allowance for credit losses:

	Year Ended December 31, 2024
	Allowance on Non-Performing Loans	Allowance on Performing Loans		Total
		Funded	Unfunded
Allowance for credit losses, beginning of period	$9,234,321	$469,010	$8,801	$9,712,132
Provision for (reversal of provision for) credit losses	6,288,835	(289,559)	(2,202)	5,997,074
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Allowance for credit losses, end of period	$15,523,156	$179,451	$6,599	$15,709,206

Notes to Consolidated Financial Statements

	Year Ended December 31, 2023
	Allowance on Non-Performing Loans	Allowance on Performing Loans		Total
		Funded	Unfunded
Allowance for credit losses, beginning of period	$3,937,050	$—	$—	$3,937,050
Cumulative effect of adoption of ASU 2016-13 effective January 1, 2023 (Note 2)	—	593,040	68,382	661,422
Provision for (reversal of provision for) credit losses	5,297,271	(124,030)	(59,581)	5,113,660
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Allowance for credit losses, end of period	$9,234,321	$469,010	$8,801	$9,712,132
Accrued Interest Receivable
The Company elected not to measure a CECL reserve on accrued interest receivable due to the Company’s policy of writing off uncollectible accrued interest receivable balances in a timely manner. If the Company determines it has uncollectible accrued interest receivable, it generally will reverse the accrued and unpaid interest against interest income and suspend the accrual for future interest income. For the years ended December 31, 2024 and 2023, the Company did not reverse any interest income accrual because all accrued interest income was deemed collectible. As of December 31, 2024 and 2023, the Company had two loans that were in default, and suspended interest income accrual of $5.0 million and $4.2 million for the years ended December 31, 2024 and 2023, respectively, because recovery of such income was not probable. As of December 31, 2024 and 2023, there was no outstanding interest receivable on these loans.
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

Notes to Consolidated Financial Statements
     The following tables present the amortized cost of the Company's loan portfolio by year of origination and loan risk rating:

	December 31, 2024
Loan Risk Rating	Number of Loans	Amortized Cost	% of Total	Amortized Cost by Year Originated
				2024	2023	2022	2021	2020	Prior
1	—	$—	—%	$—	$—	$—	$—	$—	$—
2	—	—	—%	—	—	—	—	—
3	—	—	—%	—		—	—	—	—
4	1	18,755,345	40.7%	—	—	18,755,345	—	—	—
5	—	—	—%	—	—	—	—	—	—
Non-performing	2	27,335,157	59.3%	—	—	—	—	—	27,335,157
	3	46,090,502	100.0%	$—	$—	$18,755,345	$—	$—	$27,335,157
Allowance for credit losses		(15,702,606)
Total, net of allowance for credit losses		$30,387,896

	December 31, 2023
Loan Risk Rating	Number of Loans	Amortized Cost	% of Total	Amortized Cost by Year Originated
				2023	2022	2021	2020	2019	Prior
1	—	$—	—%	$—	$—	$—	$—	$—	$—
2	—	—	—%	—	—	—	—	—
3	3	42,130,731	47.9%	—		39,195,427	—	—	2,935,304
4	1	18,796,818	21.3%	—	18,796,818	—	—	—	—
5	—	—	—%	—	—	—	—	—	—
Non-performing	2	27,119,246	30.8%	—	—	—	—		27,119,246
	6	88,046,795	100.0%	$—	$18,796,818	$39,195,427	$—	$—	$30,054,550
Allowance for credit losses		(9,703,331)
Total, net of allowance for credit losses		$78,343,464
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
Note 4. Equity Interest in Unconsolidated Investments
As of December 31, 2024 and 2023, the Company owns equity interests in two joint ventures that own real estate properties. The Company accounts for its interests in these investments using the equity method of accounting because the Company does not have a controlling financial interest in these entities.
The following table presents a summary of the Company’s equity interest in unconsolidated investments as of:

		December 31, 2024		December 31, 2023
Entity	Co-owner	Beneficial Ownership Interest	Carrying Value	Beneficial Ownership Interest	Carrying Value
SF - Dallas Industrial, LLC (1)	Affiliate	80.0%	$33,618,816	80.0%	$35,690,795
610 Walnut Investors LLC (2)	Third party	33.6%	2,672,380	42.4%	4,740,915
			$36,291,196		$40,431,710
_______________
(1)On December 28, 2022, the Company originated a $10.0 million mezzanine loan to a borrower to finance the acquisition of a real estate portfolio. Additionally, the Company entered into a residual profit-sharing agreement with the borrower in

Notes to Consolidated Financial Statements
which the borrower would pay the Company an additional amount of 35.0% of remaining net cash flow from the sale of the real estate portfolio. The Company accounted for the entire arrangement as equity interest in unconsolidated investment. In May 2023, the Company made a cash payment of $27.4 million and settled the $10.0 million mezzanine loan in exchange for an 80.0% equity interest in a joint venture that owns the real estate portfolio. Terra REIT owns the other 20.0% of the joint venture.
(2)In November 2023, the Company contributed $5.1 million to a joint venture that owns a real estate property.

The following table presents a summary of equity income of and distributions received from the Company’s equity interest in unconsolidated investments:

	Years Ended December 31,
	2024	2023
Loss from equity interest in unconsolidated investments	$(3,874,927)	$(1,004,325)
Distributions received from unconsolidated investments	$266,115	$998,998
The following tables present estimated combined summarized financial information of the Company’s equity interest in the joint ventures. Amounts provided are the total amounts attributable to the joint ventures and do not represent the Company’s proportionate share:

	December 31, 2024	December 31, 2023
Net investments in real estate	$111,358,643	$118,332,211
Other assets	9,938,437	8,658,923
Total assets	121,297,080	126,991,134
Mortgage loan payable	77,405,608	77,223,082
Other liabilities	4,246,486	5,501,677
Total liabilities	81,652,094	82,724,759
Members’ capital	$39,644,986	$44,266,375

	Years Ended December 31,
	2024	2023
Revenues	$6,661,797	$3,691,288
Operating expenses	(2,805,537)	(1,095,303)
Depreciation and amortization expense	(5,391,063)	(2,638,988)
Interest expense	(6,137,513)	(2,216,318)
Net loss	$(7,672,316)	$(2,259,321)
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

Notes to Consolidated Financial Statements
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
As of December 31, 2024 and 2023, the Company had not elected the fair value option for its financial instruments, including loans held for investment, loans held for investment acquired through participation, term loan payable and unsecured notes payable. Such financial instruments are carried at cost, less impairment or less net deferred costs, where applicable. Held-to-maturity debt securities are financial instruments that are reported at amortized cost.
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
The following tables present fair value measurements of financial instruments that were carried at fair value, by major class, according to the fair value hierarchy:

	December 31, 2024
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Marketable securities - debt securities	$425,357	$—	$—	$425,357
Total	$425,357	$—	$—	$425,357

	December 31, 2023
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Marketable securities - debt securities	$507,266	$—	$—	$507,266
Total	$507,266	$—	$—	$507,266
The following table presents the activities of the marketable securities:

	Years Ended December 31,
	2024	2023
Beginning balance	$507,266	$—
Purchases	—	525,867
Unrealized loss on available-for-sale debt securities	(81,909)	(18,601)
Ending balance	$425,357	$507,266

Notes to Consolidated Financial Statements
Financial Instruments Not Carried at Fair Value
The following table presents the carrying value, which represents the amortized cost of loans, net of applicable allowance for credit losses, and estimated fair value of the Company’s financial instruments that are not carried at fair value on the consolidated balance sheets as of:

		December 31, 2024			December 31, 2023
	Level	Principal Balance	Carrying Value	Fair Value	Principal Balance	Carrying Value	Fair Value
Investments:
Loans held for investment	3	$18,567,296	$18,575,895	$18,830,181	$60,317,296	$60,458,534	$60,642,806
Loans held for investment acquired through participation	3	27,335,157	11,812,001	11,812,001	27,119,250	17,884,930	17,884,929
Total loans		$45,902,453	$30,387,896	$30,642,182	$87,436,546	$78,343,464	$78,527,735
Liabilities:
Unsecured notes payable (1))(2)	1	$38,375,000	$36,521,684	$37,008,850	$38,375,000	$35,213,543	$36,287,400
Obligation under participation agreement	3	18,000,000	18,173,962	18,254,853	—	—	—
Term loan payable (3)(4)	3	—	—	—	15,000,000	14,948,604	15,000,000
Total liabilities		$56,375,000	$54,695,646	$55,263,703	$53,375,000	$50,162,147	$51,287,400
_______________
(1)Carrying value is net of unamortized purchase discount of $1.9 million and $3.2 million as of December 31, 2024 and 2023, respectively.
(2)Valuation falls under Level 1 of the fair value hierarchy, which is based on the trading price of $24.11 and $23.64 as of the close of the business day on December 31, 2024 and December 29, 2023, respectively.
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

Notes to Consolidated Financial Statements
Significant Unobservable Inputs
The following tables summarize the significant unobservable inputs used by the Company to value the Level 3 financial instruments as of December 31, 2024 and 2023. The following tables are not intended to be all-inclusive, but instead identify the significant unobservable inputs relevant to the determination of fair values.

December 31, 2024
		Primary Valuation Technique	Unobservable Input	Range		Weighted
Asset Category	Fair Value			Minimum	Maximum	Average
Assets:
Loans	$18,830,181	Discounted cash flow	Discount rate	14.78%	14.78%	14.78%
Loans through participation interest (1)	11,812,001	Discounted cash flow	Discount rate	N/A	N/A	N/A
Total Level 3 Assets	$30,642,182
Liabilities:
Obligation under participation agreement	$18,254,853	Discounted cash flow	Discount rate	14.78%	14.78%	14.78%

December 31, 2023
		Primary Valuation Technique	Unobservable Input	Range		Weighted
Asset Category	Fair Value			Minimum	Maximum	Average
Assets:
Loans	$60,642,806	Discounted cash flow	Discount rate	13.02%	16.95%	15.88%
Loans through participation interest (1)	17,884,929	Discounted cash flow	Discount rate	N/A	N/A	N/A
Total Level 3 Assets	$78,527,735
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
Note 6. Related Party Transactions
Promissory Note Receivable
On January 24, 2024, the Company entered into a revolving promissory note receivable with Terra REIT. The promissory note receivable bears interest at the Prime Rate, as such Prime Rate is published in the Wall Street Journal, computed on the basis of the actual number of days elapsed and a year of 365 days. The promissory note does not contain current interest payment obligations in cash and instead adds such interest amount to the principal balance of the promissory note on the last day of each calendar quarter. The promissory note matures on March 31, 2027. For the year ended December 31, 2024, the Company provided funding under the promissory note receivable of $54.1 million and received repayment of $9.0 million. As of December 31, 2024, the amount outstanding under the promissory note receivable was $45.1 million. For the year ended December 31, 2024, interest income recognized on the promissory note receivable was $2.0 million, which was included in Interest income on the consolidated statements of operations and comprehensive loss.
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

Notes to Consolidated Financial Statements
The following table presents a summary of such fees and reimbursements incurred pursuant to the Cost Sharing Agreement between Terra LLC and Terra REIT:

	Years Ended December 31,
	2024	2023
Amounts Included in the Statements of Operations
Asset management and asset servicing fees	$1,132,525	$1,682,414
Operating expense reimbursement to Adviser (1)	1,083,857	1,606,470
Origination, extension and disposition fees	388,097	602,022
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
Participation interest purchased by the Company: The below tables list the investment interests purchased by the Company via participation agreements (each, a “PA”) as of December 31, 2024 and 2023. In accordance with the terms of each PA, each participant’s rights and obligations, including interest income and other income (e.g., exit fee and prepayment income) and related fees/expenses are based upon its respective pro-rata participation interest in such investments, as specified in the respective PA. The Company’s share of the investment is repayable only from the proceeds received from the related borrower/issuer of the investment, and therefore the Company is also subject to the credit risk (i.e., risk of default by the underlying borrower/issuer).
Pursuant to each PA, the affiliated fund receives and allocates the interest income and other related investment incomes in respect of the investment to the Company. The Company paid related expenses (i.e., the base management fee) directly to Terra REIT.

	December 31, 2024			December 31, 2023
	Participating Interests	Principal Balance	Carrying Value	Participating Interests	Principal Balance	Carrying Value
370 Lex Part Deux, LLC (1)(2)	35.0%	$24,491,877	$9,238,721	35.0%	$24,491,877	$15,257,557
RS JZ Driggs, LLC (2)(3)	50.0%	2,843,280	2,573,280	50.0%	2,627,373	2,627,373
Total		$27,335,157	$11,812,001		$27,119,250	$17,884,930
_______________
(1)Carrying value is net of specific allowance for loan losses of $15.5 million and $9.2 million as of December 31, 2024 and December 31, 2023, respectively.
(2)The loan is held in the name of Terra REIT, the Company’s parent entity.
(3)The increase in principal balance as of December 31, 2024 when compared to December 31, 2023 is primarily related to legal fees incurred in connection with the Company's ongoing litigation to seek full repayment of the loan from the sponsor.
Transfers of participation interests by the Company: The following table summarizes the investment that was subject to a PA with investment partnership affiliated with the REIT Manager as of December 31, 2024. There was no such investment as of December 31, 2023.

			December 31, 2024
			Transfers treated as obligations under participation agreements
	Principal	Carrying Value	% Transferred	Principal	Carrying Value
Asano Bankers Hill, LLC (1)	$18,567,296	$18,575,895	96.9%	$18,000,000	$18,173,962
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

Notes to Consolidated Financial Statements
Note 7. Debt
Senior Unsecured Notes
On February 10, 2021, Terra BDC issued $34.8 million in aggregate principal amount of 7.00% fixed-rate notes due 2026, and on February 26, 2021, the underwriters exercised the option to purchase an additional $3.6 million of the notes (collectively the “7.00% Senior Notes Due 2026”). The 7.00% Senior Notes Due 2026 may be redeemed in whole or in part at any time or from time to time at our option on or after February 10, 2023, at a redemption price equal to 100% of the outstanding principal amount thereof, plus accrued and unpaid interest. In connection with the Merger, Terra LLC assumed all of Terra BDC’s rights and obligations under the indenture governing the 7.00% Senior Notes Due 2026.
The indenture between Terra LLC (as successor to Terra BDC) and the trustee contains certain debt limitations and asset coverage covenants. As of December 31, 2024, the Company was in compliance with the asset coverage ratio requirements under the indenture.
The following table is a summary of the Company’s unsecured notes payable outstanding as of:

	Coupon Rate	Effective Rate (1)	Maturity Date	December 31, 2024	December 31, 2023
7.00% Senior Notes Due 2026 (2)	7.00%	10.41%	3/31/2026	38,375,000	38,375,000
Unamortized purchase discount (2)				(1,853,316)	(3,161,457)
Unsecured notes payable, net				$36,521,684	$35,213,543
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
The following table is a summary of the Company’s obligations under the Credit Agreement as of December 31, 2023. There was no such loan outstanding as of December 31, 2024.

	December 31, 2023
	Maturity	Coupon Rate	Principal Amount
Term loan payable	3/31/2024	12.48%	$15,000,000
Unamortized deferred financing cost			(51,396)
Unsecured notes payable, net			$14,948,604

Notes to Consolidated Financial Statements
Scheduled Debt Principal Payments
    Scheduled debt principal payments for each of the five calendar years following December 31, 2024 are as follows:

Years Ending December 31,	Total
2025	$—
2026	38,375,000
2027	—
2028	—
2029	—
Thereafter	—
38,375,000
Unamortized purchase discount	(1,853,316)
Total	$36,521,684
Obligation Under Participation Agreement
As discussed in Note 2, the Company follows the guidance in ASC 860 when accounting for loan participation. Such guidance requires the transferred interests meet certain criteria in order for the transaction to be recorded as a sale. Loan participation from the Company which does not qualify for sale treatment remains on the Company’s consolidated balance sheets and the proceeds are recorded as obligation under participation agreement. As of December 31, 2024, obligation under participation agreement had a carrying value of $18.2 million, and the carrying value of the loan that is associated this obligation under participation agreement was $18.6 million (see “Participation Agreements” in Note 6). The interest rate on the obligation under participation agreement was 19.5%. There was no such obligation under participation agreement as of December 31, 2023.
Note 8. Commitments and Contingencies
Unfunded Commitments on Loans Held for Investment
In the ordinary course of business, the Company may enter into future funding commitments, which are subject to the borrower meeting certain performance-related metrics that are monitored by the Company. As of both December 31, 2024 and 2023, the Company had $0.7 million of unfunded commitments. The Company maintained sufficient cash on hand to fund such unfunded commitments, including matching these commitments with principal repayments on outstanding loans.
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

Terra Income Fund 6, LLC
Schedule IV – Mortgage Loans on Real Estate
As of December 31, 2024

Description (1)	Property Type/Location	Contractual Interest Rate (2)	Final Maturity Date (3)	Periodic Payment Terms	Prior Liens	Face Amount	Carrying Amount (4)	Principal Amount of Mortgages Subject to Delinquent Principal or Interest
Preferred equity investments:
Loan A (5)(6)	Multifamily/New York	12.25%	7/1/2021	Interest Only	—	$2,843,280	$2,573,280	$2,843,280
Loan B (5)(7)	Office/New York	12.70%	7/9/2022	Interest Only	—	24,491,877	9,238,721	24,491,877
Loan C (8)(9)	Mixed-use/California	19.53%	8/5/2025	Interest Only	—	18,567,296	18,575,895	—
Total loans						$45,902,453	$30,387,896	$27,335,157
___________________________
(1)All of the Company’s loans have a prepayment provision.
(2)For all floating rate loans, contractual interest rate was determined using the applicable benchmark rate as of December 31, 2024.
(3)Maximum maturity date assumes all extension options are exercised.
(4)Carrying value represents the amortized cost of loan, net of applicable allowance for credit losses, and excludes $6,599 of allowance for credit losses related to unfunded commitments.
(5)These investments were acquired by the Company through participation agreements with Terra REIT, the Company’s parent, managed by the REIT Manager. See “Participation Agreements” in Note 6 in the accompanying notes to the consolidated financial statements.
(6)This loan is currently in maturity default. The Company is in ongoing litigation to seek full repayment of the loan from the sponsor.
(7)This loan is currently in maturity default. The Company recorded an allowance of credit losses of $15.5 million on this loan as a result of a decline in our estimated recoverable amount on a non-performing subordinated loan due to an increase in funding on the senior loan.
(8)The Company sold a portion of its interest in this loan through a participation agreement to an affiliate managed by the REIT Manager (Note 6).
(9)The loan participation from the Company does not qualify for sale accounting under ASC 860 and therefore, the gross amount of this loan remains in the Company's consolidated balance sheets. See “Obligations under Participation Agreement in Note 7 and “Transfers of Participation Interest by the Company” in Note 6 in the accompanying notes to the consolidated financial statements.

Terra Income Fund 6, LLC
Notes to Schedule IV - Mortgage Loans on Real Estate
December 31, 2024

Reconciliation of Mortgage Loans on Real Estate
For the Year Ended December 31, 2024
Balance, beginning of period	$78,343,464
Additions during the period:
New mortgage loans	1,059,903
Accrual, payment and accretion of investment-related fees and other, net	51,579
Deductions during the period:
Collections of principal	(42,941,496)
Provision for credit losses	(5,999,276)
Net amortization of discount on investments	(126,278)
Balance, end of period	$30,387,896

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: March 13, 2025

TERRA INCOME FUND 6, LLC
By: Terra Property Trust, Inc., its sole and managing member

By:	/s/ Vikram S. Uppal
Vikram S. Uppal
Chairman of the Board, Chief Executive Officer and Chief Investment Officer
(Principal Executive Officer)

By:	/s/ Gregory M. Pinkus
Gregory M. Pinkus
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)