Form 10-Q
period 2025-03-31
Terra Income Fund 6, LLC
filed 2025-05-09
CIK 1577134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Terra Income Fund 6, LLC
Consolidated Balance Sheets

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Cash and cash equivalents	$4,164,931	$3,008,449
Loans held for investment, net of allowance for credit losses of $0 and $179,450	19,449,510	18,575,895
Loans held for investment acquired through participation, net of allowance for credit losses of $16,479,141 and $15,523,156	10,927,724	11,812,001
Equity interest in unconsolidated investments	35,483,243	36,291,196
Promissory note receivable (Note 6)	43,599,666	45,130,163
Available-for-sale debt securities	489,720	425,357
Interest receivable	279,505	274,088
Prepaid expenses and other assets	427,523	385,795
Total assets	$114,821,822	$115,902,944
Liabilities and Equity
Liabilities:
Unsecured notes payable, net of purchase discount	36,872,056	36,521,684
Obligation under participation agreement (Note 7)	18,855,260	18,173,962
Interest payable from obligation under participation agreement	270,965	259,153
Other liabilities	4,630	11,229
Accrued expenses	207,368	114,498
Total liabilities	56,210,279	55,080,526
Commitments and contingencies (Note 8)
Member’s capital	58,611,543	60,822,418
Total liabilities and member’s capital	$114,821,822	$115,902,944

See notes to unaudited consolidated financial statements.

Terra Income Fund 6, LLC
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues
Interest income	$1,879,883	$2,164,276
Dividend and other income	10,500	16,332
	1,890,383	2,180,608
Operating expenses
Asset management and asset servicing fees paid/payable to Terra REIT (1)	204,067	390,058
Operating expense reimbursement to Terra REIT (1)	176,438	382,294
Provision for credit losses	769,936	824,348
Professional fees	144,574	169,702
Insurance expense	21,072	21,072
General and administrative	28,018	36,238
	1,344,105	1,823,712
Operating income	546,278	356,896
Other income and expenses
Loss from equity interest in unconsolidated investments	(807,953)	(1,187,179)
Interest expense on unsecured notes payable	(1,021,935)	(985,106)
Interest expense on term loan	—	(517,528)
Interest expense from obligation under participation agreement	(991,628)	(725,953)
	(2,821,516)	(3,415,766)
Net loss	$(2,275,238)	$(3,058,870)
Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale debt securities	64,363	(148,287)
	64,363	(148,287)
Comprehensive loss	$(2,210,875)	$(3,207,157)
______________
(1)Fees were paid and payable, and expenses were reimbursed, to Terra Property Trust, Inc. (“Terra REIT”) pursuant to a cost sharing agreement with Terra REIT (Note 6).

See notes to unaudited consolidated financial statements.

Terra Income Fund 6, LLC
Consolidated Statement of Changes in Member’s Capital
(Unaudited)

Member’s Capital
Balance, January 1, 2025	$60,822,418
Net loss	(2,275,238)
Other comprehensive income:
Unrealized gain on available-for-sale debt securities	64,363
Balance, March 31, 2025	$58,611,543

Member’s Capital
Balance, January 1, 2024	$73,405,295
Net loss	(3,058,870)
Other comprehensive loss:
Unrealized loss on available-for-sale debt securities	(148,287)
Balance, March 31, 2024	$70,198,138

See notes to unaudited consolidated financial statements.

Terra Income Fund 6, LLC
Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(2,275,238)	$(3,058,870)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Provision for credit losses	769,936	824,348
Amortization of premiums and discounts on investments	8,605	64,944
Amortization and accretion of investment-related fees, net	(402)	71,360
Amortization of discount on debt	350,372	313,544
Amortization of deferred financing costs	—	51,396
Loss from equity interest in unconsolidated investments	807,953	1,187,181
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(5,417)	723,141
Increase in prepaid expenses and other assets	(41,728)	(13,301)
Increase (decrease) in accrued expenses	92,870	(23,918)
Increase in interest payable from obligation under participation agreement	11,812	228,615
Decrease in other liabilities	—	(401,275)
Net cash used in operating activities	(281,237)	(32,835)
Cash flows from investing activities:
Repayment of loans	—	21,462,500
Origination, funding and purchase of loans	(761,352)	(437,824)
Capital contributions to equity interest in unconsolidated investments	—	(532)
Funding of promissory note receivable	(3,569,503)	(10,687,278)
Repayment of promissory note receivable	5,100,000	—
Distributions from equity interest in unconsolidated investments	—	106,115
Net cash provided by investing activities	769,145	10,442,981
Cash flows from financing activities:
Proceeds from obligation under participation agreement	668,574	15,000,000
Repayment of term loan	—	(15,000,000)
Change in interest reserve and other deposits held on investments	—	(106,918)
Net cash provided by (used in) financing activities	668,574	(106,918)
Net increase in cash and cash equivalents	1,156,482	10,303,228
Cash and cash equivalents, at beginning of period	3,008,449	3,299,996
Cash and cash equivalents, at end of period	$4,164,931	$13,603,224

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,548,655	$1,527,573

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
The Company is a wholly owned subsidiary of Terra REIT, and its investment objective is to provide attractive risk-adjusted returns to Terra REIT’s stockholders, primarily through Terra REIT’s regular distributions. Terra REIT’s investment activities are externally managed by Terra REIT Advisors, LLC (the “REIT Manager”), an affiliate of the Company. The Company originates, invests in and manages a diverse portfolio of real estate-related investments that generate a stable income stream. The Company directly originates, structures and underwrites most, if not all, of its loans, as it believes that doing so will provide it with the best opportunity to invest in loans that satisfy its standards, establish a direct relationship with the borrower and optimize the terms of its investments; however, the Company may acquire existing loans from the originating lender should the REIT Manager determine such an investment is in its best interest. The Company may hold its investments until their scheduled maturity dates or may sell them if the Company is able to command favorable terms for their disposition. The Company may also seek to realize growth in the value of its investments by timing their sale to maximize value.
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

Notes to Consolidated Financial Statements (Unaudited)
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
Allowance for Credit Losses
The Company follows the provisions of Accounting Standards Codification (“ASC”) 326, Financial Instruments – Credit Losses to estimate potential credit losses related to its loans. ASC 326 mandates the use of a current expected credit loss (“CECL”) methodology for estimating future credit losses of certain financial instruments measured at amortized cost, instead of the “incurred loss” methodology previously required under U.S. GAAP. The CECL methodology requires the consideration of possible credit losses over the life of an instrument as opposed to estimating credit losses upon the occurrence of an actual loss event under the previous “incurred loss” methodology. As permitted by ASC 326, the Company elected not to measure an allowance for credit losses on accrued interest receivable (which is presented separately on the consolidated balance sheet), but rather write off in a timely manner by reversing interest income that would likely be uncollectible.
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

Notes to Consolidated Financial Statements (Unaudited)
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
Available-For-Sale Debt Securities
From time to time, the Company may invest in debt securities. These securities are classified as available-for-sale debt securities and are carried at fair value. Changes in the fair value of the available-for-sale debt securities are reported in other comprehensive income or loss until a gain or loss on the securities is realized.
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

Notes to Consolidated Financial Statements (Unaudited)
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
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update “ASU” 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 intends to improve reportable segment disclosure requirements, enhance interim disclosure requirements and provide new segment disclosure requirements for entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. ASU 2023-07 is to be adopted retrospectively to all prior periods presented. The Company adopted this ASU on December 31, 2024. The adoption of the standard has not impacted the Company's financial statements but has resulted in incremental disclosures, which are included within “Segment Information” above.
In December 2023, the FASB issued ASU 2023-09 “Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 intends to improve the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company is currently assessing the impact of this guidance; however, it does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)
Note 3. Loans Held for Investment
The Company elected the practical expedient under ASC 326 to exclude accrued interest from amortized cost. As of March 31, 2025 and December 31, 2024, accrued interest receivable of $0.3 million and $0.3 million, respectively, is included in interest receivable on the consolidated balance sheets, and is excluded from the amortized cost of loans held for investment.
Portfolio Summary
The table below provides a summary of the Company’s loan portfolio. Carrying value represents the amortized cost of loan, net of applicable allowance for credit losses.

	March 31, 2025			December 31, 2024
	Fixed Rate	Floating Rate (1)(2)	Total	Fixed Rate	Floating Rate (1)(2)	Total
Number of loans	1	2	3	1	2	3
Principal balance	$2,914,988	$43,748,818	$46,663,806	$2,843,280	$43,059,173	$45,902,453
Carrying value	$2,579,988	$27,797,246	$30,377,234	$2,573,280	$27,814,616	$30,387,896
Fair value	$2,579,988	$27,863,258	$30,443,246	$2,573,280	$28,068,902	$30,642,182
Weighted-average coupon rate(3)	—%	19.33%	19.33%	—%	19.53%	19.53%
Weighted-average remaining term (years) (3) (4)	0.00	0.00	0.00	0.00	0.10	0.10
_______________
(1)As of March 31, 2025 and December 31, 2024, these loans pay a coupon rate of Secured Overnight Financing Rate (“SOFR”) or forward-looking term rate based on SOFR (“Term SOFR”), as applicable, plus a fixed spread. Coupon rates shown were determined using average SOFR and Term SOFR of 4.33% and 4.32%, respectively, as of March 31, 2025, and 4.53% and 4.33%, respectively, as of December 31, 2024.
(2)As of both March 31, 2025 and December 31, 2024, two loans were subject to a SOFR or Term SOFR floor, as applicable.
(3)Excludes non-performing loans for which recovery of interest income was not probable.
(4)Excludes loans that are in maturity default and represents current effective maturity as of March 31, 2025 and December 31, 2024, exclusive of any extension options available.
Lending Activities
The following tables present the activities of the Company’s loan portfolio:

	Loans Held for Investment, Net	Loans Held for Investment through Participation Interests, Net	Total
Balance, January 1, 2025	$18,575,895	$11,812,001	$30,387,896
Origination, funding and purchase of loans	689,645	71,707	761,352
Principal repayments received	—	—	—
Net amortization of premiums on loans	(8,605)	—	(8,605)
Accrual, payment and accretion of investment-related fees and other, net	13,126	—	13,126
Reversal of (provision for) credit losses	179,449	(955,984)	(776,535)
Balance, March 31, 2025	$19,449,510	$10,927,724	$30,377,234

Notes to Consolidated Financial Statements (Unaudited)

	Loans Held for Investment, Net	Loans Held for Investment through Participation Interests, Net	Total
Balance, January 1, 2024	$60,458,534	$17,884,930	$78,343,464
Origination, funding and purchase of loans	411,517	26,307	437,824
Principal repayments received	(21,462,500)	—	(21,462,500)
Net amortization of premiums on loans	(64,944)	—	(64,944)
Accrual, payment and accretion of investment-related fees and other, net	36,102	—	36,102
Provision for credit losses	(243,516)	(576,379)	(819,895)
Balance, March 31, 2024	$39,135,193	$17,334,858	$56,470,051
Portfolio Information
    The tables below detail the types of loans in the Company’s loan portfolio, as well as the property type and geographic location of the properties securing these loans. Carrying value represents the amortized cost of loan, net of applicable allowance for credit losses.

	March 31, 2025			December 31, 2024
Loan Structure	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
Preferred equity investments	$46,663,806	$30,377,234	100.0%	$45,902,453	$30,387,896	100.0%
Total	$46,663,806	$30,377,234	100.0%	$45,902,453	$30,387,896	100.0%

	March 31, 2025			December 31, 2024
Property Type	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
Mixed use	$19,256,941	$19,449,510	64.0%	$18,567,296	$18,575,895	61.1%
Office	24,491,877	8,347,736	27.5%	24,491,877	9,238,721	30.4%
Multifamily	2,914,988	2,579,988	8.5%	2,843,280	2,573,280	8.5%
Total	$46,663,806	$30,377,234	100.0%	$45,902,453	$30,387,896	100.0%

	March 31, 2025			December 31, 2024
Geographic Location	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
United States
California	$19,256,941	$19,449,510	64.0%	$18,567,296	$18,575,895	61.1%
New York	27,406,865	10,927,724	36.0%	27,335,157	11,812,001	38.9%
Total	$46,663,806	$30,377,234	100.0%	$45,902,453	$30,387,896	100.0%
Allowance for Credit Losses
As described in Note 2, the Company follows the provisions of ASC 326, which requires entities to recognize credit losses on financial instruments based on an estimate of current expected credit losses.
Certain of the Company’s performing loans contain provisions for future funding commitments, which are subject to the borrower meeting certain performance-related metrics that are monitored by the Company. These unfunded commitments on loans amounted to approximately zero and $0.7 million as of March 31, 2025 and December 31, 2024, respectively. The liability for credit losses on unfunded commitments is included in other liabilities on the consolidated balance sheets.
As discussed in Note 2, for loans that are considered non-performing, the Company removes them from the industry loss rate approach and analyzes them separately for recoverability. As of March 31, 2025 and December 31, 2024, the Company had three and two non-performing loans with total amortized cost of $46.9 million and $27.3 million, respectively. Accordingly, the Company utilized the estimated fair value of the loan collateral or sponsor’s guarantee to estimate the total specific allowance

Notes to Consolidated Financial Statements (Unaudited)
for credit losses of $16.5 million and $15.5 million as of March 31, 2025 and December 31, 2024, respectively. Please see “Significant Unobservable Inputs” in Note 5 for information on how the fair values of these loans were determined.
The following table presents the activity in allowance for credit losses:

	Three Months Ended March 31, 2025
	Allowance on Non-Performing Loans	Allowance on Performing Loans		Total
		Funded	Unfunded
Allowance for credit losses, beginning of period	$15,523,156	$179,450	$6,599	$15,709,205
Provision for (reversal of provision for) credit losses	955,985	(179,450)	(6,599)	769,936
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Allowance for credit losses, end of period	$16,479,141	$—	$—	$16,479,141

	Three Months Ended March 31, 2024
	Allowance on Non-Performing Loans	Allowance on Performing Loans		Total
		Funded	Unfunded
Allowance for credit losses, beginning of period	$9,234,321	$469,010	$8,801	$9,712,132
Provision for credit losses	576,378	243,517	4,453	824,348
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Allowance for credit losses, end of period	$9,810,699	$712,527	$13,254	$10,536,480
Accrued Interest Receivable
The Company elected not to measure a CECL reserve on accrued interest receivable due to the Company’s policy of writing off uncollectible accrued interest receivable balances in a timely manner. If the Company determines it has uncollectible accrued interest receivable, it generally will reverse the accrued and unpaid interest against interest income and suspend the accrual for future interest income. For the three months ended March 31, 2025 and 2024, the Company did not reverse any interest income accrual because all accrued interest income was deemed collectible. As of March 31, 2025 and December 31, 2024, the Company had three and two loans that were in default, and suspended interest income accrual of $1.3 million and $1.2 million for the three months ended March 31, 2025 and 2024, respectively, because recovery of such income was not probable. As of March 31, 2025 and December 31, 2024, there was $0.3 million and zero outstanding interest receivable on these loans, respectively.
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

Notes to Consolidated Financial Statements (Unaudited)
     The following tables present the amortized cost of the Company's loan portfolio by year of origination and loan risk rating:

	March 31, 2025
Loan Risk Rating	Number of Loans	Amortized Cost	% of Total	Amortized Cost by Year Originated
				2025	2024	2023	2022	2021	Prior
1	—	$—	—%	$—	$—	$—	$—	$—	$—
2	—	—	—%	—	—	—	—	—
3	—	—	—%	—		—	—	—	—
4	—	—	—%	—	—	—	—	—	—
5	—	—	—%	—	—	—	—	—	—
Non-performing	3	46,856,375	100.0%	—	—	—	19,449,510		27,406,865
	3	46,856,375	100.0%	$—	$—	$—	$19,449,510	$—	$27,406,865
Allowance for credit losses		(16,479,141)
Total, net of allowance for credit losses		$30,377,234

	December 31, 2024
Loan Risk Rating	Number of Loans	Amortized Cost	% of Total	Amortized Cost by Year Originated
				2024	2023	2022	2021	2020	Prior
1	—	$—	—%	$—	$—	$—	$—	$—	$—
2	—	—	—%	—	—	—	—	—
3	—	—	—%	—		—	—	—	—
4	1	18,755,345	40.7%	—	—	18,755,345	—	—	—
5	—	—	—%	—	—	—	—	—	—
Non-performing	2	27,335,157	59.3%	—	—	—	—	—	27,335,157
	3	46,090,502	100.0%	$—	$—	$18,755,345	$—	$—	$27,335,157
Allowance for credit losses		(15,702,606)
Total, net of allowance for credit losses		$30,387,896
Note 4. Equity Interest in Unconsolidated Investments
As of March 31, 2025 and December 31, 2024, the Company owned equity interests in two joint ventures that own real estate properties. The Company accounts for its interest in these investments using the equity method of accounting because the Company does not have a controlling financial interest in these entities.
The following table presents a summary of the Company’s equity interest in unconsolidated investments as of:

		March 31, 2025		December 31, 2024
Entity	Co-owner	Beneficial Ownership Interest	Carrying Value	Beneficial Ownership Interest	Carrying Value
SF - Dallas Industrial, LLC	Affiliate	80.0%	$33,215,563	80.0%	$33,618,816
610 Walnut Investors LLC	Third party	33.6%	2,267,680	33.6%	2,672,380
			$35,483,243		$36,291,196

The following table presents a summary of equity income of and distributions received from the Company’s equity interest in unconsolidated investments:

	Three Months Ended March 31,
	2025	2024
Loss from equity interest in unconsolidated investments	$(807,953)	$(1,187,179)
Distributions received from unconsolidated investments	$—	$106,115

Notes to Consolidated Financial Statements (Unaudited)
The following tables present estimated combined summarized financial information of the Company’s equity interest in the joint ventures. Amounts provided are the total amounts attributable to the joint ventures and do not represent the Company’s proportionate share:

	March 31, 2025	December 31, 2024
Net investments in real estate	$110,276,964	$111,358,643
Other assets	8,943,276	9,938,437
Total assets	119,220,240	121,297,080
Mortgage loan payable	77,452,468	77,405,608
Other liabilities	3,713,764	4,246,486
Total liabilities	81,166,232	81,652,094
Members’ capital	$38,054,008	$39,644,986

	Three Months Ended March 31,
	2025	2024
Revenues	$1,632,227	$1,715,745
Operating expenses	(765,529)	(631,144)
Depreciation and amortization expense	(1,126,985)	(1,563,913)
Interest expense	(1,431,507)	(1,537,056)
Net loss	$(1,691,794)	$(2,016,368)
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

Notes to Consolidated Financial Statements (Unaudited)
As of March 31, 2025 and December 31, 2024, the Company had not elected the fair value option for its financial instruments, including loans held for investment, loans held for investment acquired through participation, promissory note receivable, obligation under participation agreement and unsecured notes payable. Such financial instruments are carried at cost, less impairment or less net deferred costs, where applicable.
Financial Instruments Carried at Fair Value on a Recurring Basis
    From time to time, the Company may invest in debt securities. These securities are classified as available-for-sale debt securities and are carried at fair value. Changes in the fair value of the available-for-sale debt securities are reported in other comprehensive income or loss until a gain or loss on the securities is realized. Additionally, the Company may invest in short-term money market funds. These funds are included in cash and cash equivalents on the consolidated balance sheet due to their short-term nature and can be easily converted to cash.
The following tables present fair value measurements of financial instruments that were carried at fair value, by major class, according to the fair value hierarchy:

	March 31, 2025
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Available-for-sale debt securities	$489,720	$—	$—	$489,720
Total	$489,720	$—	$—	$489,720

	December 31, 2024
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Available-for-sale debt securities	$425,357	$—	$—	$425,357
Total	$425,357	$—	$—	$425,357
The following table presents the activities of the marketable securities:

	Three Months Ended March 31,
	2025	2024
Beginning balance	$425,357	$507,266
Unrealized gain (loss) on available-for-sale debt securities	64,363	(148,287)
Ending balance	$489,720	$358,979
Financial Instruments Not Carried at Fair Value
The following table presents the carrying value, which represents the amortized cost of loans, net of applicable allowance for credit losses, and estimated fair value of the Company’s financial instruments that are not carried at fair value on the consolidated balance sheets as of:

		March 31, 2025			December 31, 2024
	Level	Principal Balance	Carrying Value	Fair Value	Principal Balance	Carrying Value	Fair Value
Investments:
Loans held for investment	3	$19,256,941	$19,449,510	$19,515,522	$18,567,296	$18,575,895	$18,830,181
Loans held for investment acquired through participation	3	27,406,865	10,927,724	10,927,724	27,335,157	11,812,001	11,812,001
Total loans		$46,663,806	$30,377,234	$30,443,246	$45,902,453	$30,387,896	$30,642,182
Liabilities:
Unsecured notes payable (1)(2)	1	$38,375,000	$36,872,056	$38,068,000	$38,375,000	$36,521,684	$37,008,850
Obligation under participation agreement	3	18,668,574	18,855,260	18,919,254	18,000,000	18,173,962	18,254,853
Total liabilities		$57,043,574	$55,727,316	$56,987,254	$56,375,000	$54,695,646	$55,263,703
_______________

Notes to Consolidated Financial Statements (Unaudited)
(1)Carrying value is net of unamortized purchase discount of $1.5 million and $1.9 million as of March 31, 2025 and December 31, 2024, respectively.
(2)Valuation falls under Level 1 of the fair value hierarchy, which is based on the trading price of $24.80 and $24.11 as of the close of the business day on March 31, 2025 and December 31, 2024, respectively.
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
Significant Unobservable Inputs
The following tables summarize the significant unobservable inputs used by the Company to value the Level 3 financial instruments as of March 31, 2025 and December 31, 2024. The following tables are not intended to be all-inclusive, but instead identify the significant unobservable inputs relevant to the determination of fair values.

March 31, 2025
		Primary Valuation Technique	Unobservable Input	Range		Weighted
Asset Category	Fair Value			Minimum	Maximum	Average
Assets:
Loans	$19,515,522	Discounted cash flow	Discount rate	19.33%	19.33%	19.33%
Loans through participation interest	10,927,724	Discounted cash flow	Discount rate	6.75%	6.75%	6.75%
		Discounted cash flow	Terminal capitalization rate	5.75%	5.75%	5.75%
Total Level 3 Assets	$30,443,246
Liabilities:
Obligation under participation agreement	$18,919,254	Discounted cash flow	Discount rate	19.33%	19.33%	19.33%

Notes to Consolidated Financial Statements (Unaudited)

December 31, 2024
		Primary Valuation Technique	Unobservable Input	Range		Weighted
Asset Category	Fair Value			Minimum	Maximum	Average
Assets:
Loans	$18,830,181	Discounted cash flow	Discount rate	14.78%	14.78%	14.78%
Loans through participation interest	11,812,001	Discounted cash flow	Discount rate	6.75%	6.75%	6.75%
		Discounted cash flow	Terminal capitalization rate	5.75%	5.75%	5.75%
Total Level 3 Assets	$30,642,182
Liabilities:
Obligation under participation agreement	$18,254,853	Discounted cash flow	Discount rate	14.78%	14.78%	14.78%
    If the weighted average discount rate used to value the Company’s investments were to increase, the fair value of the Company’s investments would decrease. Conversely, if the weighted average discount rate used to value the Company’s investments were to decrease, the fair value of Company’s investments would increase.
Note 6. Related Party Transactions
Promissory Note Receivable
On January 24, 2024, the Company entered into a revolving promissory note receivable with Terra REIT. The promissory note receivable bears interest at the Prime Rate, as such Prime Rate is published in the Wall Street Journal, computed on the basis of the actual number of days elapsed and a year of 365 days. The promissory note does not contain current interest payment obligations in cash and instead adds such interest amount to the principal balance of the promissory note on the last day of each calendar quarter. The promissory note matures on March 31, 2027. For the three months ended March 31, 2025 and 2024, the Company provided funding under the promissory note receivable of $3.6 million and $10.7 million, respectively, received repayment of $5.1 million and zero, respectively. As of March 31, 2025 and December 31, 2024, the amount outstanding under the promissory note receivable was $43.6 million and $45.1 million, respectively. For the three months ended March 31, 2025 and 2024, interest income recognized on the promissory note receivable was $0.9 million and $0.1 million, respectively, which was included in Interest income on the consolidated statements of operations and comprehensive loss.
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
The following table presents a summary of such fees and reimbursements incurred pursuant to the Cost Sharing Agreement between Terra LLC and Terra REIT:

	Three Months Ended March 31,
	2025	2024
Amounts Included in the Statements of Operations
Asset management and asset servicing fees	$204,067	$390,058
Operating expense reimbursement to Adviser (1)	176,438	382,294
Origination, extension and disposition fees	3,554	218,992
_______________
(1)Amounts were primarily compensation for time spent supporting the Company’s day-to-day operations.
Terra REIT’s Management Agreement with the REIT Manager

Terra REIT is the Company’s parent and sole member. The Company has entered into a cost sharing arrangement with Terra REIT pursuant to which the Company is responsible for its allocable share of Terra REIT’s expenses, including fees paid by Terra REIT to its manager, the REIT Manager. Terra REIT currently pays the following fees to the REIT Manager pursuant to a management agreement (the “Management Agreement”):

Notes to Consolidated Financial Statements (Unaudited)

Origination and Extension Fee. An origination fee in the amount of 1.0% of the amount used to originate, acquire, fund or structure investments, including any third-party expenses related to such investments. In the event that the term of any loan is extended, the REIT Manager also receives an origination fee equal to the lesser of (i) 1.0% of the principal amount of the loan being extended or (ii) the amount of fee paid by the borrower in connection with such extension.

Asset Management Fee. A monthly asset management fee at an annual rate equal to 1.0% of the aggregate funds under management, which includes the loan origination amount or aggregate gross acquisition cost, as applicable, for each investment and cash held by Terra REIT.

Asset Servicing Fee. A monthly asset servicing fee at an annual rate equal to 0.25% of the aggregate gross origination price or aggregate gross acquisition price for each investment held by Terra REIT (inclusive of closing costs and expenses).

Disposition Fee. A disposition fee in the amount of 1.0% of the gross sale price received by Terra REIT from the disposition of an investment, but not upon the maturity, prepayment, workout, modification or extension of a loan unless there is a corresponding fee paid by the borrower, in which case the disposition fee will be the lesser of (i) 1.0% of the principal amount of the loan and ii) the amount of the fee paid by the borrower in connection with such transaction. If Terra REIT takes ownership of a property as a result of a workout or foreclosure of a loan, Terra REIT will pay a disposition fee upon the sale of such property equal to 1.0% of the sales price.

Transaction Breakup Fee. In the event that Terra REIT receive any “breakup fees,” “busted-deal fees,” termination fees, or similar fees or liquidated damages from a third-party in connection with the termination or non-consummation of any investment or disposition transaction, the REIT Manager will be entitled to receive one-half of such amounts, in addition to the reimbursement of all out-of-pocket fees and expenses incurred by the REIT Manager with respect to its evaluation and pursuit of such transactions.

In addition to the fees described above, Terra REIT reimburses the REIT Manager for operating expenses incurred in connection with services provided to the operations of Terra REIT, including its allocable share of the REIT Manager’s overhead, such as rent, employee costs, utilities, and technology costs.
Terra REIT’s Management Agreement Amendment
As discussed herein, Terra REIT may make real estate and non-real estate related investments of any type that align with its investment objectives and criteria. Accordingly, on May 8, 2025, Terra REIT and the REIT Manager entered into an amendment to the Management Agreement, effective as of January 1, 2025 (the “Amendment”), in order to clarify that the origination, asset management, asset servicing, disposition and breakup fees that Terra REIT pays to the REIT Manager pursuant to the Management Agreement are payable with respect to all real estate and non-real estate investments of any type that Terra REIT originates or acquires. Unless otherwise specifically noted, all references herein to the “Management Agreement” refer to the Management Agreement as modified by the Amendment.
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
Participation interest purchased by the Company: The below tables list the investment interests purchased by the Company via participation agreements (each, a “PA”) as of March 31, 2025 and December 31, 2024. In accordance with the terms of each PA, each participant’s rights and obligations, including interest income and other income (e.g., exit fee and prepayment income) and related fees/expenses are based upon its respective pro-rata participation interest in such investments, as specified in the respective PA. The Company’s share of the investment is repayable only from the proceeds received from the related borrower/

Notes to Consolidated Financial Statements (Unaudited)
issuer of the investment, and therefore the Company is also subject to the credit risk (i.e., risk of default by the underlying borrower/issuer).
Pursuant to each PA, the affiliated fund receives and allocates the interest income and other related investment incomes in respect of the investment to the Company. The Company paid related expenses (i.e., the base management fee) directly to Terra REIT.

	March 31, 2025			December 31, 2024
	Participating Interests	Principal Balance	Carrying Value	Participating Interests	Principal Balance	Carrying Value
370 Lex Part Deux, LLC (1)(2)	35.0%	$24,491,877	$8,347,736	35.0%	$24,491,877	$9,238,721
RS JZ Driggs, LLC (2)(3)	50.0%	2,914,988	2,579,988	50.0%	2,843,280	2,573,280
Total		$27,406,865	$10,927,724		$27,335,157	$11,812,001
_______________
(1)Carrying value is net of specific allowance for loan losses of $16.1 million and $15.5 million as of March 31, 2025 and December 31, 2024, respectively.
(2)The loan is held in the name of Terra REIT, the Company’s parent entity.
(3)The increase in principal balance as of March 31, 2025 when compared to December 31, 2024 is primarily related to legal fees incurred in connection with the Company's ongoing litigation to seek full repayment of the loan from the sponsor.
Transfers of participation interests by the Company: The following table summarizes the investment that was subject to a PA with investment partnership affiliated with the REIT Manager as of:

			March 31, 2025
			Transfers treated as obligations under participation agreements
	Principal	Carrying Value	% Transferred	Principal	Carrying Value
Asano Bankers Hill, LLC (1)	$19,256,941	$19,449,510	96.9%	$18,668,574	$18,855,260

			December 31, 2024
			Transfers treated as obligations under participation agreements
	Principal	Carrying Value	% Transferred	Principal	Carrying Value
Asano Bankers Hill, LLC (1)	$18,567,296	$18,575,895	96.9%	$18,000,000	$18,173,962
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
Note 7. Debt
Senior Unsecured Notes
On February 10, 2021, Terra BDC issued $34.8 million in aggregate principal amount of 7.00% fixed-rate notes due 2026, and on February 26, 2021, the underwriters exercised the option to purchase an additional $3.6 million of the notes (collectively the “7.00% Senior Notes Due 2026”). The 7.00% Senior Notes Due 2026 may be redeemed in whole or in part at any time or from time to time at Terra LLC’s option on or after February 10, 2023, at a redemption price equal to 100% of the outstanding

Notes to Consolidated Financial Statements (Unaudited)
principal amount thereof, plus accrued and unpaid interest. In connection with the Merger, Terra LLC assumed all of Terra BDC’s rights and obligations under the indenture governing the 7.00% Senior Notes Due 2026.
The Company's 7.00% Senior Notes Due 2026 contain certain financial covenants. As of March 31, 2025, the Company was in compliance with such covenants.
The following table is a summary of the Company’s unsecured notes payable outstanding as of:

	Coupon Rate	Effective Rate (1)	Maturity Date	March 31, 2025	December 31, 2024
7.00% Senior Notes Due 2026 (2)	7.00%	11.16%	3/31/2026	38,375,000	38,375,000
Unamortized purchase discount (2)				(1,502,944)	(1,853,316)
Unsecured notes payable, net				$36,872,056	$36,521,684
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
Scheduled Debt Principal Payments
    Scheduled debt principal payments for each of the five calendar years following March 31, 2025 are as follows:

Years Ending December 31,	Total
2025 (April 1, 2025- December 31, 2025)	$—
2026	38,375,000
2027	—
2028	—
2029	—
Thereafter	—
38,375,000
Unamortized purchase discount	(1,502,944)
Total	$36,872,056
Obligation Under Participation Agreement
As discussed in Note 6, the Company follows the guidance in ASC 860 when accounting for loan participation. Such guidance requires the transferred interests meet certain criteria in order for the transaction to be recorded as a sale. Loan participation from the Company which does not qualify for sale treatment remains on the Company’s consolidated balance sheets and the proceeds are recorded as obligation under participation agreement. As of March 31, 2025 and December 31, 2024, obligation under participation agreement had a carrying value of $18.9 million and $18.2 million, respectively, and the carrying value of the loan that is associated with this obligation under participation agreement was $19.4 million and $18.6 million, respectively (see “Participation Agreements” in Note 6). The interest rate on the obligation under participation agreement was 19.3% and 19.5%, respectively.

Notes to Consolidated Financial Statements (Unaudited)
Note 8. Commitments and Contingencies
Unfunded Commitments on Loans Held for Investment
In the ordinary course of business, the Company may enter into future funding commitments, which are subject to the borrower meeting certain performance-related metrics that are monitored by the Company. As of March 31, 2025 and December 31, 2024, the Company had zero and $0.7 million of unfunded commitments, respectively. The Company maintained sufficient cash on hand to fund such unfunded commitments, including matching these commitments with principal repayments on outstanding loans.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The information contained in this section should be read in conjunction with our unaudited consolidated financial statements and related notes thereto and other financial information included elsewhere in this Quarterly Report on Form 10-Q. In this report, “Terra LLC,” “we,” “us” and “our” refer to Terra Income Fund 6, LLC.
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
•our use of financial leverage;
•actual and potential conflicts of interest with any of the following affiliated entities: Terra Property Trust, Inc. (“Terra REIT”), our parent company; Terra Capital Partners, LLC (“Terra Capital Partners”), our sponsor; Terra REIT Advisors, LLC, a subsidiary of Terra Capital Partners, and the external manager to our sole member Terra REIT (the “REIT Manager”); Terra Fund Advisors, LLC, an affiliate of Terra Capital Partners; Terra Secured Income Fund 5 International, Terra Income Fund International and Terra Secured Income Fund 7, LLC, (collectively, the “Terra Income Funds”); Terra Offshore Funds REIT, LLC; Mavik Real Estate Special Opportunities Fund, LP; Mavik Real Estate Special Opportunities VS2, LP; or any of their affiliates;
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
In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in our Annual Report on Form 10-K. Other factors that could cause actual results to differ materially include:
•changes in the economy;
•tariffs imposed by the current presidential administration and the threat of such tariffs;

•the availability of financing on acceptable terms or at all;
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
We are a wholly owned subsidiary of Terra REIT. Terra REIT’s investment activities are externally managed by the REIT Manager, our affiliate. We originate, invest in and manage a diverse portfolio of real estate-related investments that generate a stable income stream. We directly originate, structure and underwrite most, if not all, of our loans, as we believe that doing so will provide us with the best opportunity to invest in loans that satisfy our standards, establish a direct relationship with the borrower and optimize the terms of its investments; however, we may acquire existing loans from the originating lender should its adviser determine such an investment is in its best interest. We may also make strategic non-real estate related investments that align with our investment objectives and criteria. We may hold our investments until their scheduled maturity dates or may sell them if we are able to command favorable terms for their disposition. We may seek to realize growth in the value of its investments by timing their sale to maximize value.
On November 8, 2022, we entered into a cost sharing agreement with Terra REIT effective October 1, 2022, pursuant to which we reimburse Terra REIT for its allocable portion of management and transaction fees and operating expenses incurred by Terra REIT, including fees paid by Terra REIT to the REIT Manager (the “Cost Sharing Agreement”).
Portfolio Summary
Net Loan Portfolio
The following table provides a summary of our net loan portfolio. Carrying value represents the amortized cost of loan, net of applicable allowance for credit losses.

	March 31, 2025
	Fixed Rate	Floating Rate (1)(2)	Total Gross Loans	Obligations under Participation Agreements	Total Net Loans
Number of loans	1	2	3	1	3
Principal balance	$2,914,988	$43,748,818	$46,663,806	$18,668,574	$27,995,232
Carrying value	2,579,988	27,797,246	30,377,234	18,855,260	11,521,974
Fair value	2,579,988	27,863,258	30,443,246	18,919,254	11,523,992
Weighted-average coupon rate (3)	—%	19.33%	19.33%	19.33%	19.33%
Weighted-average remaining term (years) (3) (4)	0.00	0.00	0.00	0.00	0.00

	December 31, 2024
	Fixed Rate	Floating Rate (1)(2)	Total	Obligations under Participation Agreements	Total Net Loans
Number of loans	1	2	3	1	3
Principal balance	$2,843,280	$43,059,173	$45,902,453	$18,000,000	$27,902,453
Carrying value	2,573,280	27,814,616	30,387,896	18,173,962	12,213,934
Fair value	2,573,280	28,068,902	30,642,182	18,254,853	12,387,329
Weighted-average coupon rate (3)	—%	19.53%	19.53%	19.53%	19.53%
Weighted-average remaining term (years) (3) (4)	0.00	0.10	0.10	0.10	0.10
_______________
(1)As of March 31, 2025 and December 31, 2024, these loans pay a coupon rate of Secured Overnight Financing Rate (“SOFR”) or forward-looking term rate based on SOFR (“Term SOFR”), as applicable, plus a fixed spread. Coupon rates shown were determined using average SOFR and Term SOFR of 4.33% and 4.32%, respectively, as of March 31, 2025, and 4.53% and 4.33%, respectively, as of December 31, 2024.
(2)As of both March 31, 2025 and December 31, 2024, two loans were subject to SOFR or Term SOFR floor, as applicable.
(3)Excludes non-performing loans for which recovery of interest income was not probable.
(4)Excludes loans that are in maturity default and represents current effective maturity as of March 31, 2025 and December 31, 2024, exclusive of any extension options available.
Promissory Note Receivable
On January 24, 2024, we entered into a revolving promissory note receivable with Terra REIT. The promissory note receivable bears interest at the Prime Rate, as such Prime Rate is published in the Wall Street Journal, computed on the basis of the actual number of days elapsed and a year of 365 days. The promissory note does not contain current interest payment obligations in cash and instead adds such interest amount to the principal balance of the promissory note on the last day of each calendar quarter. The promissory note matures on March 31, 2027. As of March 31, 2025 and December 31, 2024, the amount outstanding under the promissory note receivable was $43.6 million and $45.1 million, respectively.
Equity Interest in Unconsolidated Investments
In addition to our loan portfolio, we owned equity interests in two joint ventures that own real estate properties. We account for our equity interest in the joint ventures as equity method investments because we do not have a controlling financial interest in the entities. As of March 31, 2025 and December 31, 2024, these equity investments had total carrying value of $35.5 million and $36.3 million, respectively.
Portfolio Investment Activity
For the three months ended March 31, 2025 and 2024, we invested $4.3 million and $11.1 million in new and add-on investments, and had $5.1 million and $21.5 million of repayments, resulting in net repayments of $0.8 million and $10.3 million, respectively. For the three months ended March 31, 2025 and 2024, new and add-on investments included $3.6 million and $10.7 million of funding and $5.1 million and zero of repayment under the promissory note receivable, respectively.
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
Factors Impacting Operating Results
Our portfolio is concentrated in a limited number of industries and borrowers, and, as a result, a downturn in any particular industry or borrower in which we are heavily invested may significantly impact the aggregate returns we realize. If an industry in which we are heavily invested suffers from adverse business or economic conditions, a material portion of our investment could be affected adversely, which, in turn, could adversely affect our financial position and results of operations. As of March 31, 2025, we held three loan investments secured by office, mixed use and multifamily properties. Our largest loan investment represented approximately 87.5% of the principal balance of our total net loan investments.
Results of Operations
Operating results for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024	Change
Revenues
Interest income	$1,879,883	$2,164,276	$(284,393)
Dividend and other income	10,500	16,332	(5,832)
	1,890,383	2,180,608	(290,225)
Operating expenses
Asset management and asset servicing fees paid/payable to Terra REIT (1)	204,067	390,058	(185,991)
Operating expense reimbursement to Terra REIT (1)	176,438	382,294	(205,856)
Provision for credit losses	769,936	824,348	(54,412)
Professional fees	144,574	169,702	(25,128)
Insurance expense	21,072	21,072	—
General and administrative expenses	28,018	36,238	(8,220)
	1,344,105	1,823,712	(479,607)
Operating income	546,278	356,896	189,382
Other income and expenses
Loss from equity interest in unconsolidated investments	(807,953)	(1,187,179)	379,226
Interest expense on unsecured notes payable	(1,021,935)	(985,106)	(36,829)
Interest expense on term loan	—	(517,528)	517,528
Interest expense from obligation under participation agreement	(991,628)	(725,953)	(265,675)
	(2,821,516)	(3,415,766)	594,250
Net loss	$(2,275,238)	$(3,058,870)	$783,632
_____________
(1)Fees were paid and payable, and expenses were reimbursed, to Terra REIT pursuant to the Cost Sharing Agreement with Terra REIT.
Interest Income
For the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, interest income decreased by $0.3 million, primarily due to a decrease in the weighted average principal balance of gross loans, partially offset by an increase in interest income earned on the promissory note receivable.

Asset Management and Asset Servicing Fees
    On November 8, 2022, we entered into the Cost Sharing Agreement with Terra REIT effective October 1, 2022, pursuant to which we reimburse Terra REIT for our allocable portion of management and transaction fees and operating expenses incurred by Terra REIT, including fees paid by Terra REIT to the REIT Manager.
    For the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, management fees consisting of asset management and asset servicing fees paid/payable to Terra REIT pursuant to the Cost Sharing Agreement decreased by $0.2 million, primarily due to a decrease in total funds under management.
Operating Expense Reimbursement
    For the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, operating expense incurred on our behalf pursuant to the Cost Sharing Agreement decreased by $0.2 million, primarily due to a decrease in the allocation ratio as a result of a decrease in total funds under management.
Provision for Credit Losses
We follow the provisions of Accounting Standards Codification (“ASC”) 326, Financial Instruments – Credit Losses, which requires entities to recognize credit losses on financial instruments based on an estimate of current expected credit losses.
For the three months ended March 31, 2025 and 2024, we recorded a provision for credit losses of $0.8 million and $0.8 million, respectively, primarily as a result of a decline in our estimated recoverable amount on a non-performing subordinated loan due to an increase in funding on the senior loan.
Loss From Equity Interest In Unconsolidated Investments
For the three months ended March 31, 2025, we recognized a loss from equity interest in unconsolidated investment of $0.8 million, related to our portion of the net loss incurred by the two joint ventures that own real estate properties primarily as a result of depreciation expense and interest expense on floating rate loans.
For the three months ended March 31, 2024, we recognized loss from equity interest in unconsolidated investment of $1.2 million, primarily related to our portion of the net loss incurred by the two joint ventures that own real estate properties primarily as a result of depreciation and interest expense on floating rate loans.
Interest Expense on Unsecured Notes Payable
As discussed in the section entitled “Senior Unsecured Notes” above, we assumed the $38.4 million 7.00% Senior Notes Due 2026 in connection with the Merger.
For the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, interest expense on unsecured notes payable remained substantially the same.
Interest Expense on Term Loan
As discussed in the section entitled “Term Loan” above, we assumed the $25.0 million Term Loan in connection with the Merger. In June 30, 2023, we made a $10.0 million partial repayment on the Term Loan. In March 2024, the Term Loan was repaid in full.
For the three months ended March 31, 2024, interest expense on the Term Loan was $0.5 million. There was no such interest expense for the three months ended March 31, 2025.
Interest Expense From Obligation Under Participation Agreement
For the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, interest expense from obligation under participation agreement increased by $0.3 million, primarily due to an increase in the weighted average outstanding balance.
Net loss
For the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, the resulting net loss decreased by $0.8 million.

Terra REIT’s Management Agreement with the REIT Manager
Terra REIT is our parent and sole member. We have entered into a cost sharing arrangement with Terra REIT pursuant to which we will be responsible for our allocable share of Terra REIT’s expenses, including fees paid by Terra REIT to its manager, the REIT Manager. Terra REIT currently pays the following fees to the REIT Manager pursuant to a management agreement (the “Management Agreement”):
Origination and Extension Fee. An origination fee in the amount of 1.0% of the amount used to originate, acquire, fund or structure investments, including any third-party expenses related to such investments. In the event that the term of any loan is extended, the REIT Manager also receives an origination fee equal to the lesser of (i) 1.0% of the principal amount of the loan being extended or (ii) the amount of fee paid by the borrower in connection with such extension.
Asset Management Fee. A monthly asset management fee at an annual rate equal to 1.0% of the aggregate funds under management, which includes the loan origination amount or aggregate gross acquisition cost, as applicable, for each investment and cash held by Terra REIT.
Asset Servicing Fee. A monthly asset servicing fee at an annual rate equal to 0.25% of the aggregate gross origination price or aggregate gross acquisition price for each investment then held by Terra REIT (inclusive of closing costs and expenses).
Disposition Fee. A disposition fee in the amount of 1.0% of the gross sale price received by Terra REIT from the disposition of an investment, but not upon the maturity, prepayment, workout, modification or extension of a loan unless there is a corresponding fee paid by the borrower, in which case the disposition fee will be the lesser of (i) 1.0% of the principal amount of the loan and ii) the amount of the fee paid by the borrower in connection with such transaction. If Terra REIT takes ownership of a property as a result of a workout or foreclosure of a loan, Terra REIT will pay a disposition fee upon the sale of such property equal to 1.0% of the sales price.
Transaction Breakup Fee. In the event that Terra REIT receive any “breakup fees,” “busted-deal fees,” termination fees, or similar fees or liquidated damages from a third-party in connection with the termination or non-consummation of any investment or disposition transaction, the REIT Manager will be entitled to receive one-half of such amounts, in addition to the reimbursement of all out-of-pocket fees and expenses incurred by the REIT Manager with respect to its evaluation and pursuit of such transactions.
In addition to the fees described above, Terra REIT reimburses the REIT Manager for operating expenses incurred in connection with services provided to the operations of Terra REIT, including its allocable share of the REIT Manager’s overhead, such as rent, employee costs, utilities, and technology costs.
Terra REIT’s Management Agreement Amendment
As discussed herein, Terra REIT may make real estate and non-real estate related investments of any type that align with its investment objectives and criteria. Accordingly, on May 8, 2025, Terra REIT and the REIT Manager entered into an amendment to the Management Agreement, effective as of January 1, 2025 (the “Amendment”), in order to clarify that the origination, asset management, asset servicing, disposition and breakup fees that Terra REIT pays to the REIT Manager pursuant to the Management Agreement are payable with respect to all real estate and non-real estate investments of any type that Terra REIT originates or acquires. Unless otherwise specifically noted, all references herein to the “Management Agreement” refer to the Management Agreement as modified by the Amendment.
Financial Condition, Liquidity and Capital Resources
    We currently generate cash primarily from cash flows from interest, dividends and fees earned from our investments, principal repayments, and proceeds from sales of our investments. Our primary use of cash is for our targeted assets and payments of our expenses.
    We may borrow funds to make investments to the extent we determine that leveraging our portfolio would be appropriate. In February 2021, Terra BDC issued $38.4 million in aggregate principal amount of the 7.00% Senior Notes Due 2026, for net proceeds of $37.2 million after deducting underwriting commissions of $1.2 million. On October 1, 2022 in connection with the Merger, Terra BDC, Terra LLC and U.S. Bank National Association entered into a second supplemental indenture pursuant to which Terra LLC assumed the payment of the 7.00% Senior Notes Due 2026 and the performance of every covenant of the indenture, to be performed or observed by Terra BDC. The 7.00% Senior Notes Due 2026 are scheduled to mature on March 31, 2026. We intend to refinance or repay the 7.00% Senior Notes Due 2026 through debt or equity capital sources or facilities. No assurance can be given about the availability of such financings on acceptable terms or at all.

Our $18.7 million obligation under participation agreement will mature in the next twelve months. We expect to use the proceeds from the repayment of the corresponding investment to repay the participation obligation.
Cash Flows Used in Operating Activities
For the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, cash used in operating activities increased by $0.2 million. The decrease in operating cash was primarily due to a decrease in contractual interest income.
Cash Flows Provided by Investing Activities
For the three months ended March 31, 2025, cash provided by investing activities was $0.8 million, primarily related to proceeds from repayment of promissory note receivable of $5.1 million, partially offset by funding for promissory note receivable of $3.6 million and origination, funding and purchase of loans of $0.8 million.
For the three months ended March 31, 2024, cash provided by investing activities was $10.4 million, primarily related to proceeds from repayment of loans of $21.5 million, partially offset by funding for promissory note receivable of $10.7 million.
Cash Flows Provided by (Used in) Financing Activities
For the three months ended March 31, 2025, cash provided by financing activities was $0.7 million, primarily related to proceeds from obligation under participation agreement of $0.7 million.
For the three months ended March 31, 2024, cash used in financing activities was $0.1 million, primarily related to a decrease in interest reserve and other deposits held on investments. The proceeds from obligation under participation agreement of $15.0 million was offset by repayment of the Term Loan of $15.0 million.
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
Allowance for Credit Losses
We follow the provisions of ASC 326, which requires entities to recognize credit losses on financial instruments based on an estimate of current expected credit losses (“CECL”). The CECL model requires the consideration of possible credit losses over the life of an instrument as opposed to estimating credit losses upon the occurrence of an actual loss event under the previous “incurred loss” methodology.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
    As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including both the Chief Executive Officer and Chief Investment Officer and the Chief Financial Officer of our sole and managing member, Terra REIT, performing functions equivalent to those a principal executive officer and principal financial officer of our company would perform if we had any officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
Changes in Internal Control Over Financial Reporting
During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION
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
Item 1A. Risk Factors.
For a discussion of the potential risks and uncertainties associated with our business, please see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024. You should be aware that those risk factors may not describe every risk facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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

Exhibit No.	Description and Method of Filing
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
Date: May 9, 2025

TERRA INCOME FUND 6, LLC
By: Terra Property Trust, Inc., its sole and managing member

By:	/s/ Vikram S. Uppal
Vikram S. Uppal
Chairman of the Board, Chief Executive Officer and Chief Investment Officer
(Principal Executive Officer)

By:	/s/ Gregory M. Pinkus
Gregory M. Pinkus
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)