Form 10-Q
period 2025-06-30
Terra Income Fund 6, LLC
filed 2025-08-18
CIK 1577134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Terra Income Fund 6, LLC
Consolidated Balance Sheets

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Cash and cash equivalents	$295,426	$3,008,449
Loans held for investment, net of allowance for credit losses of $0 and $179,450	20,426,987	18,575,895
Loans held for investment acquired through participation, net of allowance for credit losses of $17,322,889 and $15,523,156	10,127,372	11,812,001
Equity interest in unconsolidated investments	34,722,748	36,291,196
Promissory note receivable (Note 6)	47,198,257	45,130,163
Available-for-sale debt securities	526,099	425,357
Interest receivable	282,094	274,088
Prepaid expenses and other assets	461,032	385,795
Total assets	$114,040,015	$115,902,944
Liabilities and Equity
Liabilities:
Unsecured notes payable, net of purchase discount	37,232,292	36,521,684
Obligation under participation agreement (Note 7)	19,802,872	18,173,962
Interest payable from obligation under participation agreement	273,475	259,153
Other liabilities	3,130	11,229
Accrued expenses	310,093	114,498
Total liabilities	57,621,862	55,080,526
Commitments and contingencies (Note 8)
Member’s capital	56,418,153	60,822,418
Total liabilities and member’s capital	$114,040,015	$115,902,944

See notes to unaudited consolidated financial statements.

Terra Income Fund 6, LLC
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Interest income	$1,853,330	$1,766,342	$3,733,213	$3,930,618
Dividend and other income	10,494	10,494	20,994	26,826
	1,863,824	1,776,836	3,754,207	3,957,444
Operating expenses
Asset management and asset servicing fees paid/ payable to Terra REIT (1)	203,852	277,621	407,919	667,679
Operating expense reimbursement to Terra REIT (1)	129,656	320,214	306,094	702,508
Provision for credit losses	843,748	226,279	1,613,684	1,050,627
Professional fees	148,066	158,625	292,640	328,327
Insurance expense	21,072	21,072	42,144	42,144
General and administrative	4,785	11,303	32,803	47,541
	1,351,179	1,015,114	2,695,284	2,838,826
Operating income	512,645	761,722	1,058,923	1,118,618
Other income and expenses
Loss from equity interest in unconsolidated investments	(760,495)	(963,371)	(1,568,448)	(2,150,550)
Interest expense on unsecured notes payable	(1,031,798)	(993,934)	(2,053,733)	(1,979,040)
Interest expense on term loan	—	—	—	(517,528)
Interest expense from obligation under participation agreement	(950,121)	(783,042)	(1,941,749)	(1,508,995)
	(2,742,414)	(2,740,347)	(5,563,930)	(6,156,113)
Net loss	$(2,229,769)	$(1,978,625)	$(4,505,007)	$(5,037,495)
Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale debt securities	36,379	139,724	100,742	(8,563)
	36,379	139,724	100,742	(8,563)
Comprehensive loss	$(2,193,390)	$(1,838,901)	$(4,404,265)	$(5,046,058)
______________
(1)Fees were paid and payable, and expenses were reimbursed, to Terra Property Trust, Inc. (“Terra REIT”) pursuant to a cost sharing agreement with Terra REIT (Note 6).

See notes to unaudited consolidated financial statements.

Terra Income Fund 6, LLC
Consolidated Statement of Changes in Member’s Capital
(Unaudited)

Member’s Capital
Balance, January 1, 2025	$60,822,418
Net loss	(2,275,238)
Other comprehensive income:
Unrealized gain on available-for-sale debt securities	64,363
Balance, March 31, 2025	58,611,543
Net loss	(2,229,769)
Other comprehensive income:
Unrealized gain on available-for-sale debt securities	36,379
Balance, June 30, 2025	$56,418,153

Member’s Capital
Balance, January 1, 2024	$73,405,295
Net loss	(3,058,870)
Other comprehensive loss:
Unrealized loss on available-for-sale debt securities	(148,287)
Balance, March 31, 2024	70,198,138
Net loss	(1,978,625)
Other comprehensive income (loss):
Unrealized gain on available-for-sale debt securities	139,724
Balance, June 30, 2024	$68,359,237

See notes to unaudited consolidated financial statements.

Terra Income Fund 6, LLC
Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(4,505,007)	$(5,037,495)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Provision for credit losses	1,613,684	1,050,627
Amortization of premiums and discounts on investments	8,605	129,883
Amortization and accretion of investment-related fees, net	(697)	99,365
Amortization of discount on debt	710,608	635,915
Amortization of deferred financing costs	—	51,396
Loss from equity interest in unconsolidated investments	1,568,448	2,150,550
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(8,006)	950,439
Decrease (increase) in prepaid expenses and other assets	(75,237)	(21,807)
Increase (decrease) in accrued expenses	195,595	(134,043)
Increase in interest payable from obligation under participation agreement	14,322	220,174
Decrease in other liabilities	(1,500)	(401,274)
Net cash used in operating activities	(479,185)	(306,270)
Cash flows from investing activities:
Repayment of loans	—	39,941,496
Origination, funding and purchase of loans	(1,772,548)	(889,847)
Capital contributions to equity interest in unconsolidated investments	—	(527)
Funding of promissory note receivable	(9,893,094)	(34,335,983)
Repayment of promissory note receivable	7,825,000	—
Distributions from equity interest in unconsolidated investments	—	106,115
Net cash (used in) provided by investing activities	(3,840,642)	4,821,254
Cash flows from financing activities:
Proceeds from obligation under participation agreement	1,606,804	15,000,000
Repayment of term loan	—	(15,000,000)
Change in interest reserve and other deposits held on investments	—	(106,918)
Net cash provided by (used in) financing activities	1,606,804	(106,918)
Net (decrease) increase in cash and cash equivalents	(2,713,023)	4,408,066
Cash and cash equivalents, at beginning of period	3,008,449	3,299,996
Cash and cash equivalents, at end of period	$295,426	$7,708,062

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,158,446	$2,978,225

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
In February 2021, Terra BDC issued $38.4 million in aggregate principal amount of 7.00% fixed-rate notes due 2026 (the “7.00% Senior Notes Due 2026”), for net proceeds of $37.2 million, after deducting underwriting commissions of $1.2 million, see “Unsecured Senior Notes” in Note 7 for more information. In connection with the Merger, Terra LLC assumed the obligations of Terra BDC under the indenture governing the 7.00% Senior Notes Due 2026.
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

Notes to Consolidated Financial Statements (Unaudited)
Note 3. Loans Held for Investment
The Company elected the practical expedient under ASC 326 to exclude accrued interest from amortized cost. As of June 30, 2025 and December 31, 2024, accrued interest receivable of $0.3 million and $0.3 million, respectively, is included in interest receivable on the consolidated balance sheets, and is excluded from the amortized cost of loans held for investment.
Portfolio Summary
The table below provides a summary of the Company’s loan portfolio. Carrying value represents the amortized cost of loan, net of applicable allowance for credit losses.

	June 30, 2025			December 31, 2024
	Fixed Rate	Floating Rate (1)(2)	Total	Fixed Rate	Floating Rate (1)(2)	Total
Number of loans	1	2	3	1	2	3
Principal balance	$2,958,384	$44,716,617	$47,675,001	$2,843,280	$43,059,173	$45,902,453
Carrying value	$2,623,384	$27,930,975	$30,554,359	$2,573,280	$27,814,616	$30,387,896
Fair value	$2,623,384	$27,927,727	$30,551,111	$2,573,280	$28,068,902	$30,642,182
Weighted-average coupon rate(3)	—%	19.32%	19.32%	—%	19.53%	19.53%
Weighted-average remaining term (years) (3) (4)	0.00	0.00	0.00	0.00	0.10	0.10
_______________
(1)As of June 30, 2025 and December 31, 2024, these loans pay a coupon rate of Secured Overnight Financing Rate (“SOFR”) or forward-looking term rate based on SOFR (“Term SOFR”), as applicable, plus a fixed spread. Coupon rates shown were determined using average SOFR and Term SOFR of 4.32% and 4.32%, respectively, as of June 30, 2025, and 4.53% and 4.33%, respectively, as of December 31, 2024.
(2)As of both June 30, 2025 and December 31, 2024, two loans were subject to a SOFR or Term SOFR floor, as applicable.
(3)Excludes non-performing loans for which recovery of interest income was not probable.
(4)Excludes loans that are in maturity default and represents current effective maturity as of June 30, 2025 and December 31, 2024, exclusive of any extension options available.
Lending Activities
The following tables present the activities of the Company’s loan portfolio:

	Loans Held for Investment, Net	Loans Held for Investment through Participation Interests, Net	Total
Balance, January 1, 2025	$18,575,895	$11,812,001	$30,387,896
Origination, funding and purchase of loans	1,657,444	115,104	1,772,548
Principal repayments received	—	—	—
Net amortization of premiums on loans	(8,605)	—	(8,605)
Accrual, payment and accretion of investment-related fees and other, net	22,803	—	22,803
Reversal of (provision for) credit losses	179,450	(1,799,733)	(1,620,283)
Balance, June 30, 2025	$20,426,987	$10,127,372	$30,554,359

Notes to Consolidated Financial Statements (Unaudited)

	Loans Held for Investment, Net	Loans Held for Investment through Participation Interests, Net	Total
Balance, January 1, 2024	$60,458,534	$17,884,930	$78,343,464
Origination, funding and purchase of loans	843,996	45,851	889,847
Principal repayments received	(39,941,496)	—	(39,941,496)
Net amortization of premiums on loans	(129,883)	—	(129,883)
Accrual, payment and accretion of investment-related fees and other, net	20,488	—	20,488
Reversal of (provision for) credit losses	86,302	(1,132,990)	(1,046,688)
Balance, June 30, 2024	$21,337,941	$16,797,791	$38,135,732
Portfolio Information
    The tables below detail the types of loans in the Company’s loan portfolio, as well as the property type and geographic location of the properties securing these loans. Carrying value represents the amortized cost of loan, net of applicable allowance for credit losses.

	June 30, 2025			December 31, 2024
Loan Structure	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
Preferred equity investments	$47,675,001	$30,554,359	100.0%	$45,902,453	$30,387,896	100.0%
Total	$47,675,001	$30,554,359	100.0%	$45,902,453	$30,387,896	100.0%

	June 30, 2025			December 31, 2024
Property Type	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
Mixed use	$20,224,740	$20,426,987	66.8%	$18,567,296	$18,575,895	61.1%
Office	24,491,877	7,503,988	24.6%	24,491,877	9,238,721	30.4%
Multifamily	2,958,384	2,623,384	8.6%	2,843,280	2,573,280	8.5%
Total	$47,675,001	$30,554,359	100.0%	$45,902,453	$30,387,896	100.0%

	June 30, 2025			December 31, 2024
Geographic Location	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
United States
California	$20,224,740	$20,426,987	66.9%	$18,567,296	$18,575,895	61.1%
New York	27,450,261	10,127,372	33.1%	27,335,157	11,812,001	38.9%
Total	$47,675,001	$30,554,359	100.0%	$45,902,453	$30,387,896	100.0%
Allowance for Credit Losses
As described in Note 2, the Company follows the provisions of ASC 326, which requires entities to recognize credit losses on financial instruments based on an estimate of current expected credit losses.
Certain of the Company’s performing loans contain provisions for future funding commitments, which are subject to the borrower meeting certain performance-related metrics that are monitored by the Company. These unfunded commitments on loans amounted to approximately zero and $0.7 million as of June 30, 2025 and December 31, 2024, respectively. The liability for credit losses on unfunded commitments is included in other liabilities on the consolidated balance sheets.
As discussed in Note 2, for loans that are considered non-performing, the Company removes them from the industry loss rate approach and analyzes them separately for recoverability. As of June 30, 2025 and December 31, 2024, the Company had three and two non-performing loans with total amortized cost of $47.9 million and $27.3 million, respectively. Accordingly, the Company utilized the estimated fair value of the loan collateral or sponsor’s guarantee to estimate the total specific allowance

Notes to Consolidated Financial Statements (Unaudited)
for credit losses of $17.3 million and $15.5 million as of June 30, 2025 and December 31, 2024, respectively. Please see “Significant Unobservable Inputs” in Note 5 for information on how the fair values of these loans were determined.
The following table presents the activity in allowance for credit losses:

	Six Months Ended June 30, 2025
	Allowance on Non-Performing Loans	Allowance on Performing Loans		Total
		Funded	Unfunded
Allowance for credit losses, beginning of period	$15,523,156	$179,450	$6,599	$15,709,205
Provision for (reversal of provision for) credit losses	1,799,733	(179,450)	(6,599)	1,613,684
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Allowance for credit losses, end of period	$17,322,889	$—	$—	$17,322,889

	Six Months Ended June 30, 2024
	Allowance on Non-Performing Loans	Allowance on Performing Loans		Total
		Funded	Unfunded
Allowance for credit losses, beginning of period	$9,234,321	$469,010	$8,801	$9,712,132
Provision for (reversal of provision for) credit losses	1,132,988	(86,300)	3,939	1,050,627
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Allowance for credit losses, end of period	$10,367,309	$382,710	$12,740	$10,762,759
Accrued Interest Receivable
The Company elected not to measure a CECL reserve on accrued interest receivable due to the Company’s policy of writing off uncollectible accrued interest receivable balances in a timely manner. If the Company determines it has uncollectible accrued interest receivable, it generally will reverse the accrued and unpaid interest against interest income and suspend the accrual for future interest income. For the three and six months ended June 30, 2025 and 2024, the Company did not reverse any interest income accrual because all accrued interest income was deemed collectible. As of June 30, 2025 and December 31, 2024, the Company had three and two loans that were in default, and suspended interest income accrual of $1.3 million and $1.2 million, respectively, and $2.5 million and $2.4 million, respectively, for the three and six months ended June 30, 2025 and 2024, respectively, because recovery of such income was not probable. As of June 30, 2025 and December 31, 2024, there was $0.3 million and zero outstanding interest receivable on these loans, respectively.
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

Notes to Consolidated Financial Statements (Unaudited)
     The following tables present the amortized cost of the Company's loan portfolio by year of origination and loan risk rating:

	June 30, 2025
Loan Risk Rating	Number of Loans	Amortized Cost	% of Total	Amortized Cost by Year Originated
				2025	2024	2023	2022	2021	Prior
1	—	$—	—%	$—	$—	$—	$—	$—	$—
2	—	—	—%	—	—	—	—	—	—
3	—	—	—%	—	—	—	—	—	—
4	—	—	—%	—	—	—	—	—	—
5	—	—	—%	—	—	—	—	—	—
Non-performing	3	47,877,248	100.0%	—	—	—	20,426,987	—	27,450,261
	3	47,877,248	100.0%	$—	$—	$—	$20,426,987	$—	$27,450,261
Allowance for credit losses		(17,322,889)
Total, net of allowance for credit losses		$30,554,359

	December 31, 2024
Loan Risk Rating	Number of Loans	Amortized Cost	% of Total	Amortized Cost by Year Originated
				2024	2023	2022	2021	2020	Prior
1	—	$—	—%	$—	$—	$—	$—	$—	$—
2	—	—	—%	—	—	—	—	—	—
3	—	—	—%	—	—	—	—	—	—
4	1	18,755,345	40.7%	—	—	18,755,345	—	—	—
5	—	—	—%	—	—	—	—	—	—
Non-performing	2	27,335,157	59.3%	—	—	—	—	—	27,335,157
	3	46,090,502	100.0%	$—	$—	$18,755,345	$—	$—	$27,335,157
Allowance for credit losses		(15,702,606)
Total, net of allowance for credit losses		$30,387,896
Note 4. Equity Interest in Unconsolidated Investments
As of June 30, 2025 and December 31, 2024, the Company owned equity interests in two joint ventures that own real estate properties. The Company accounts for its interest in these investments using the equity method of accounting because the Company does not have a controlling financial interest in these entities.
The following table presents a summary of the Company’s equity interest in unconsolidated investments as of:

		June 30, 2025		December 31, 2024
Entity	Co-owner	Beneficial Ownership Interest	Carrying Value	Beneficial Ownership Interest	Carrying Value
SF - Dallas Industrial, LLC	Affiliate	80.0%	$32,833,082	80.0%	$33,618,816
610 Walnut Investors LLC	Third party	30.9%	1,889,666	33.6%	2,672,380
			$34,722,748		$36,291,196
The following table presents a summary of equity income of and distributions received from the Company’s equity interest in unconsolidated investments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Loss from equity interest in unconsolidated investments	$(760,495)	$(963,371)	$(1,568,448)	$(2,150,550)
Distributions received from unconsolidated investments	$—	$—	$—	$106,115

Notes to Consolidated Financial Statements (Unaudited)
The following tables present estimated combined summarized financial information of the Company’s equity interest in the joint ventures. Amounts provided are the total amounts attributable to the joint ventures and do not represent the Company’s proportionate share:

	June 30, 2025	December 31, 2024
Net investments in real estate	$109,268,226	$111,358,643
Other assets	9,426,845	9,938,437
Total assets	118,695,071	121,297,080
Mortgage loan payable	77,500,668	77,405,608
Other liabilities	3,610,175	4,246,486
Total liabilities	81,110,843	81,652,094
Members’ capital	$37,584,228	$39,644,986

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$1,503,441	$1,673,189	$3,135,668	$3,388,934
Operating expenses	(542,945)	(827,465)	(1,308,474)	(1,458,609)
Depreciation and amortization expense	(1,089,180)	(1,242,984)	(2,216,165)	(2,806,897)
Interest expense	(1,452,040)	(1,568,548)	(2,883,547)	(3,105,604)
Net loss	$(1,580,724)	$(1,965,808)	$(3,272,518)	$(3,982,176)
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

Notes to Consolidated Financial Statements (Unaudited)
As of June 30, 2025 and December 31, 2024, the Company had not elected the fair value option for its financial instruments, including loans held for investment, loans held for investment acquired through participation, promissory note receivable, obligation under participation agreement and unsecured notes payable. Such financial instruments are carried at cost, less impairment or less net deferred costs, where applicable.
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
The following tables present fair value measurements of financial instruments that were carried at fair value, by major class, according to the fair value hierarchy:

	June 30, 2025
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Available-for-sale debt securities	$526,099	$—	$—	$526,099
Total	$526,099	$—	$—	$526,099

	December 31, 2024
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Available-for-sale debt securities	$425,357	$—	$—	$425,357
Total	$425,357	$—	$—	$425,357
The following table presents the activities of the marketable securities:

	Six Months Ended June 30,
	2025	2024
Beginning balance	$425,357	$507,266
Unrealized gain (loss) on available-for-sale debt securities	100,742	(8,563)
Ending balance	$526,099	$498,703
Financial Instruments Not Carried at Fair Value
The following table presents the carrying value, which represents the amortized cost of loans, net of applicable allowance for credit losses, and estimated fair value of the Company’s financial instruments that are not carried at fair value on the consolidated balance sheets as of:

		June 30, 2025			December 31, 2024
	Level	Principal Balance	Carrying Value	Fair Value	Principal Balance	Carrying Value	Fair Value
Investments:
Loans held for investment	3	$20,224,740	$20,426,987	$20,423,739	$18,567,296	$18,575,895	$18,830,181
Loans held for investment acquired through participation	3	27,450,261	10,127,372	10,127,372	27,335,157	11,812,001	11,812,001
Total loans		$47,675,001	$30,554,359	$30,551,111	$45,902,453	$30,387,896	$30,642,182
Liabilities:
Unsecured notes payable (1)(2)	1	$38,375,000	$37,232,292	$35,734,800	$38,375,000	$36,521,684	$37,008,850
Obligation under participation agreement	3	19,606,804	19,802,872	19,799,722	18,000,000	18,173,962	18,254,853
Total liabilities		$57,981,804	$57,035,164	$55,534,522	$56,375,000	$54,695,646	$55,263,703
_______________

Notes to Consolidated Financial Statements (Unaudited)
(1)Carrying value is net of unamortized purchase discount of $1.1 million and $1.9 million as of June 30, 2025 and December 31, 2024, respectively.
(2)Valuation falls under Level 1 of the fair value hierarchy, which is based on the trading price of $23.28 and $24.11 as of the close of the business day on June 30, 2025 and December 31, 2024, respectively.
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
Significant Unobservable Inputs
The following tables summarize the significant unobservable inputs used by the Company to value the Level 3 financial instruments as of June 30, 2025 and December 31, 2024. The following tables are not intended to be all-inclusive, but instead identify the significant unobservable inputs relevant to the determination of fair values.

June 30, 2025
		Primary Valuation Technique	Unobservable Input	Range		Weighted
Asset Category	Fair Value			Minimum	Maximum	Average
Assets:
Loans	$20,423,739	Discounted cash flow	Discount rate	19.32%	19.32%	19.32%
Loans through participation interest	10,127,372	Discounted cash flow	Discount rate	6.75%	6.75%	6.75%
		Discounted cash flow	Terminal capitalization rate	5.75%	5.75%	5.75%
Total Level 3 Assets	$30,551,111
Liabilities:
Obligation under participation agreement	$19,799,722	Discounted cash flow	Discount rate	19.32%	19.32%	19.32%

Notes to Consolidated Financial Statements (Unaudited)

December 31, 2024
		Primary Valuation Technique	Unobservable Input	Range		Weighted
Asset Category	Fair Value			Minimum	Maximum	Average
Assets:
Loans	$18,830,181	Discounted cash flow	Discount rate	14.78%	14.78%	14.78%
Loans through participation interest	11,812,001	Discounted cash flow	Discount rate	6.75%	6.75%	6.75%
		Discounted cash flow	Terminal capitalization rate	5.75%	5.75%	5.75%
Total Level 3 Assets	$30,642,182
Liabilities:
Obligation under participation agreement	$18,254,853	Discounted cash flow	Discount rate	14.78%	14.78%	14.78%
    If the weighted average discount rate used to value the Company’s investments were to increase, the fair value of the Company’s investments would decrease. Conversely, if the weighted average discount rate used to value the Company’s investments were to decrease, the fair value of Company’s investments would increase.
Note 6. Related Party Transactions
Promissory Note Receivable
On January 24, 2024, the Company entered into a revolving promissory note receivable with Terra REIT. The promissory note receivable bears interest at the Prime Rate, as such Prime Rate is published in the Wall Street Journal, computed on the basis of the actual number of days elapsed and a year of 365 days. The promissory note does not contain current interest payment obligations in cash and instead adds such interest amount to the principal balance of the promissory note on the last day of each calendar quarter. The promissory note matures on March 31, 2027. For the six months ended June 30, 2025 and 2024, the Company provided funding under the promissory note receivable of $9.9 million and $34.3 million, respectively, received repayment of $7.8 million and zero, respectively. As of June 30, 2025 and December 31, 2024, the amount outstanding under the promissory note receivable was $47.2 million and $45.1 million, respectively. For the three months ended June 30, 2025 and 2024, interest income recognized on the promissory note receivable was $0.9 million and $0.4 million, respectively, and for the six months ended June 30, 2025 and 2024, interest income recognized on the promissory note receivable was $1.7 million and $0.5 million, respectively, which was included in Interest income on the consolidated statements of operations and comprehensive loss.
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
The following table presents a summary of such fees and reimbursements incurred pursuant to the Cost Sharing Agreement between Terra LLC and Terra REIT:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Amounts Included in the Statements of Operations
Asset management and asset servicing fees	$203,852	$277,621	$407,919	$667,679
Operating expense reimbursement to Adviser (1)	129,656	320,214	306,094	702,508
Origination, extension and disposition fees	655	137,405	4,209	356,397
_______________
(1)Amounts were primarily compensation for time spent supporting the Company’s day-to-day operations.
Terra REIT’s Management Agreement with the REIT Manager

Terra REIT is the Company’s parent and sole member. The Company is party to a cost sharing arrangement with Terra REIT pursuant to which the Company is responsible for its allocable share of Terra REIT’s expenses, including fees paid by Terra REIT to its manager, the REIT Manager. Terra REIT currently pays the following fees to the REIT Manager pursuant to a management agreement (the “Management Agreement”):

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
Participation interest purchased by the Company: The below tables list the investment interests purchased by the Company via participation agreements (each, a “PA”) as of June 30, 2025 and December 31, 2024. In accordance with the terms of each PA, each participant’s rights and obligations, including interest income and other income (e.g., exit fee and prepayment income) and related fees/expenses are based upon its respective pro-rata participation interest in such investments, as specified in the respective PA. The Company’s share of the investment is repayable only from the proceeds received from the related borrower/

Notes to Consolidated Financial Statements (Unaudited)
issuer of the investment, and therefore the Company is also subject to the credit risk (i.e., risk of default by the underlying borrower/issuer).
Pursuant to each PA, the affiliated fund receives and allocates the interest income and other related investment incomes in respect of the investment to the Company. The Company paid related expenses (i.e., the base management fee) directly to Terra REIT.

	June 30, 2025			December 31, 2024
	Participating Interests	Principal Balance	Carrying Value	Participating Interests	Principal Balance	Carrying Value
Loan A (1)(2)	35.0%	$24,491,877	$7,503,988	35.0%	$24,491,877	$9,238,721
Loan B (2)(3)	50.0%	2,958,384	2,623,384	50.0%	2,843,280	2,573,280
Total		$27,450,261	$10,127,372		$27,335,157	$11,812,001
_______________
(1)Carrying value is net of specific allowance for loan losses of $17.0 million and $15.5 million as of June 30, 2025 and December 31, 2024, respectively.
(2)The loan is held in the name of Terra REIT, the Company’s parent entity.
(3)The increase in principal balance as of June 30, 2025 when compared to December 31, 2024 is primarily related to legal fees incurred in connection with the Company's ongoing litigation to seek full repayment of the loan from the sponsor.
Transfers of participation interests by the Company: The following table summarizes the investment that was subject to a PA with investment partnership affiliated with the REIT Manager as of:

			June 30, 2025
			Transfers treated as obligations under participation agreements
	Principal	Carrying Value	% Transferred	Principal	Carrying Value
Loan C (1)	$20,224,740	$20,426,987	96.9%	$19,606,804	$19,802,872

			December 31, 2024
			Transfers treated as obligations under participation agreements
	Principal	Carrying Value	% Transferred	Principal	Carrying Value
Loan C (1)	$18,567,296	$18,575,895	96.9%	$18,000,000	$18,173,962
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
Note 7. Debt
Senior Unsecured Notes
On February 10, 2021, Terra BDC issued $34.8 million in aggregate principal amount of 7.00% Senior Notes Due 2026, and on February 26, 2021, the underwriters exercised the option to purchase an additional $3.6 million of the 7.00% Senior Notes Due 2026. The 7.00% Senior Notes Due 2026 may be redeemed in whole or in part at any time or from time to time at Terra LLC’s option on or after February 10, 2023, at a redemption price equal to 100% of the outstanding principal amount

Notes to Consolidated Financial Statements (Unaudited)
thereof, plus accrued and unpaid interest. In connection with the Merger, Terra LLC assumed all of Terra BDC’s rights and obligations under the indenture governing the 7.00% Senior Notes Due 2026.
The Company's 7.00% Senior Notes Due 2026 contain certain financial covenants. As of June 30, 2025, the Company was in compliance with such covenants.
The following table is a summary of the Company’s unsecured notes payable outstanding as of:

	Coupon Rate	Effective Rate (1)	Maturity Date	June 30, 2025	December 31, 2024
7.00% Senior Notes Due 2026 (2)	7.00%	11.16%	3/31/2026	38,375,000	38,375,000
Unamortized purchase discount (2)				(1,142,708)	(1,853,316)
Unsecured notes payable, net				$37,232,292	$36,521,684
_______________
(1)Includes purchase discount that is amortized to interest expense over the remaining life of the notes.
(2)In connection with the Merger, Terra LLC assumed all the obligations under the 7.00% Senior Notes Due 2026 and recorded a purchase discount of $4.6 million, representing the difference between the carrying value and the fair value of the notes on the date of the merger.
Notes Maturity
The Company’s $38.4 million in aggregate principal amount of 7.00% Senior Notes Due 2026 mature on March 31, 2026. The Company intends to repay the 7.00% Senior Notes Due 2026 through ordinary course loan repayments, including collecting on the outstanding balance of the promissory note receivable, asset sales and distributions, and may also use debt or equity capital sources or facilities.
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
Scheduled Debt Principal Payments
    Scheduled debt principal payments for each of the five calendar years following June 30, 2025 are as follows:

Years Ending December 31,	Total
2025 (July 1, 2025- December 31, 2025)	$—
2026	38,375,000
2027	—
2028	—
2029	—
Thereafter	—
38,375,000
Unamortized purchase discount	(1,142,708)
Total	$37,232,292

Notes to Consolidated Financial Statements (Unaudited)
Obligation Under Participation Agreement
As discussed in Note 6, the Company follows the guidance in ASC 860 when accounting for loan participation. Such guidance requires the transferred interests meet certain criteria in order for the transaction to be recorded as a sale. Loan participation from the Company which does not qualify for sale treatment remains on the Company’s consolidated balance sheets and the proceeds are recorded as obligation under participation agreement. As of June 30, 2025 and December 31, 2024, obligation under participation agreement had a carrying value of $19.8 million and $18.2 million, respectively, and the carrying value of the loan that is associated with this obligation under participation agreement was $20.4 million and $18.6 million, respectively (see “Participation Agreements” in Note 6). The interest rate on the obligation under participation agreement was 19.3% and 19.5%, respectively.
Note 8. Commitments and Contingencies
Unfunded Commitments on Loans Held for Investment
In the ordinary course of business, the Company may enter into future funding commitments, which are subject to the borrower meeting certain performance-related metrics that are monitored by the Company. As of June 30, 2025 and December 31, 2024, the Company had zero and $0.7 million of unfunded commitments, respectively. The Company maintained sufficient cash on hand to fund such unfunded commitments, including matching these commitments with principal repayments on outstanding loans.
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

	June 30, 2025
	Fixed Rate	Floating Rate (1)(2)	Total Gross Loans	Obligations under Participation Agreements	Total Net Loans
Number of loans	1	2	3	1	3
Principal balance	$2,958,384	$44,716,617	$47,675,001	$19,606,804	$28,068,197
Carrying value	2,623,384	27,930,975	30,554,359	19,802,872	10,751,487
Fair value	2,623,384	27,927,727	30,551,111	19,799,722	10,751,389
Weighted-average coupon rate (3)	—%	19.32%	19.32%	19.32%	19.32%
Weighted-average remaining term (years) (3) (4)	0.00	0.00	0.00	0.00	0.00

	December 31, 2024
	Fixed Rate	Floating Rate (1)(2)	Total Gross Loans	Obligations under Participation Agreements	Total Net Loans
Number of loans	1	2	3	1	3
Principal balance	$2,843,280	$43,059,173	$45,902,453	$18,000,000	$27,902,453
Carrying value	2,573,280	27,814,616	30,387,896	18,173,962	12,213,934
Fair value	2,573,280	28,068,902	30,642,182	18,254,853	12,387,329
Weighted-average coupon rate (3)	—%	19.53%	19.53%	19.53%	19.53%
Weighted-average remaining term (years) (3) (4)	0.00	0.10	0.10	0.10	0.10
_______________
(1)As of June 30, 2025 and December 31, 2024, these loans pay a coupon rate of Secured Overnight Financing Rate (“SOFR”) or forward-looking term rate based on SOFR (“Term SOFR”), as applicable, plus a fixed spread. Coupon rates shown were determined using average SOFR and Term SOFR of 4.32% and 4.32%, respectively, as of June 30, 2025, and 4.53% and 4.33%, respectively, as of December 31, 2024.
(2)As of both June 30, 2025 and December 31, 2024, two loans were subject to SOFR or Term SOFR floor, as applicable.
(3)Excludes non-performing loans for which recovery of interest income was not probable.
(4)Excludes loans that are in maturity default and represents current effective maturity as of June 30, 2025 and December 31, 2024, exclusive of any extension options available.
Promissory Note Receivable
On January 24, 2024, we entered into a revolving promissory note receivable with Terra REIT. The promissory note receivable bears interest at the Prime Rate, as such Prime Rate is published in the Wall Street Journal, computed on the basis of the actual number of days elapsed and a year of 365 days. The promissory note does not contain current interest payment obligations in cash and instead adds such interest amount to the principal balance of the promissory note on the last day of each calendar quarter. The promissory note matures on March 31, 2027. As of June 30, 2025 and December 31, 2024, the amount outstanding under the promissory note receivable was $47.2 million and $45.1 million, respectively.
Equity Interest in Unconsolidated Investments
In addition to our loan portfolio, we owned equity interests in two joint ventures that own real estate properties. We account for our equity interest in the joint ventures as equity method investments because we do not have a controlling financial interest in the entities. As of June 30, 2025 and December 31, 2024, these equity investments had total carrying value of $34.7 million and $36.3 million, respectively.
Portfolio Investment Activity
For the three months ended June 30, 2025 and 2024, we invested $7.4 million and $24.1 million in new and add-on investments, and had $2.7 million and $18.5 million of repayments, resulting in net investments of $4.7 million and $5.6 million, respectively. For the three months ended June 30, 2025 and 2024, new and add-on investments included $6.3 million and $23.6 million of funding and $2.7 million and zero of repayment under the promissory note receivable, respectively.
For the six months ended June 30, 2025 and 2024, we invested $11.7 million and $35.2 million in new and add-on investments, and had $7.8 million and $39.9 million of repayments, resulting in net investment of $3.9 million and net repayment of $4.7 million, respectively. For the six months ended June 30, 2025 and 2024, new and add-on investments included $9.9 million and $34.3 million of funding and $7.8 million and zero of repayment under the promissory note receivable, respectively.
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
Factors Impacting Operating Results
Our portfolio is concentrated in a limited number of industries and borrowers, and, as a result, a downturn in any particular industry or borrower in which we are heavily invested may significantly impact the aggregate returns we realize. If an industry in which we are heavily invested suffers from adverse business or economic conditions, a material portion of our investment could be affected adversely, which, in turn, could adversely affect our financial position and results of operations. As of June 30, 2025, we held three loan investments secured by office, mixed use and multifamily properties. Our largest loan investment represented approximately 87.3% of the principal balance of our total net loan investments.
Results of Operations
Operating results for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Revenues
Interest income	$1,853,330	$1,766,342	$86,988	$3,733,213	$3,930,618	$(197,405)
Dividend and other income	10,494	10,494	—	20,994	26,826	(5,832)
	1,863,824	1,776,836	86,988	3,754,207	3,957,444	(203,237)
Operating expenses
Asset management and asset servicing fees paid/payable to Terra REIT (1)	203,852	277,621	(73,769)	407,919	667,679	(259,760)
Operating expense reimbursement to Terra REIT (1)	129,656	320,214	(190,558)	306,094	702,508	(396,414)
Provision for credit losses	843,748	226,279	617,469	1,613,684	1,050,627	563,057
Professional fees	148,066	158,625	(10,559)	292,640	328,327	(35,687)
Insurance expense	21,072	21,072	—	42,144	42,144	—
General and administrative expenses	4,785	11,303	(6,518)	32,803	47,541	(14,738)
	1,351,179	1,015,114	336,065	2,695,284	2,838,826	(143,542)
Operating income	512,645	761,722	(249,077)	1,058,923	1,118,618	(59,695)
Other income and expenses
Loss from equity interest in unconsolidated investments	(760,495)	(963,371)	202,876	(1,568,448)	(2,150,550)	582,102
Interest expense on unsecured notes payable	(1,031,798)	(993,934)	(37,864)	(2,053,733)	(1,979,040)	(74,693)
Interest expense on term loan	—	—	—	—	(517,528)	517,528
Interest expense from obligation under participation agreement	(950,121)	(783,042)	(167,079)	(1,941,749)	(1,508,995)	(432,754)
	(2,742,414)	(2,740,347)	(2,067)	(5,563,930)	(6,156,113)	592,183
Net loss	$(2,229,769)	$(1,978,625)	$(251,144)	$(4,505,007)	$(5,037,495)	$532,488

_____________
(1)Fees were paid and payable, and expenses were reimbursed, to Terra REIT pursuant to the Cost Sharing Agreement with Terra REIT.
Interest Income
For the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, interest income increased by $0.1 million, primarily due to an increase in the weighted average principal balance of the promissory note receivable, partially offset by a decrease in the weighted average principal balance of gross loans.
For the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, interest income decreased by $0.2 million, primarily due to a decrease in the weighted average principal balance of gross loans, partially offset by an increase in the weighted average principal balance of the promissory note receivable.
Asset Management and Asset Servicing Fees
    On November 8, 2022, we entered into the Cost Sharing Agreement with Terra REIT effective October 1, 2022, pursuant to which we reimburse Terra REIT for our allocable portion of management and transaction fees and operating expenses incurred by Terra REIT, including fees paid by Terra REIT to the REIT Manager.
    For the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024, management fees consisting of asset management and asset servicing fees paid/payable to Terra REIT pursuant to the Cost Sharing Agreement decreased by $0.1 million and $0.3 million, respectively, primarily due to a decrease in total funds under management.
Operating Expense Reimbursement
    For the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024, operating expense incurred on our behalf pursuant to the Cost Sharing Agreement decreased by $0.2 million and $0.4 million, respectively, primarily due to a decrease in the allocation ratio as a result of a decrease in total funds under management.
Provision for Credit Losses
We follow the provisions of Accounting Standards Codification (“ASC”) 326, Financial Instruments – Credit Losses, which requires entities to recognize credit losses on financial instruments based on an estimate of current expected credit losses.
For the three and six months ended June 30, 2025, we recorded a provision for credit losses of $0.8 million and $1.6 million, respectively, primarily as a result of a decline in our estimated recoverable amount on a non-performing subordinated loan due to an increase in funding on the senior loan.
For the three and six months ended June 30, 2024, we recorded a provision for credit losses of $0.2 million and $1.1 million, respectively, primarily as a result of a decline in the fair value of the collateral of a loan due to a decline in the macroeconomic outlook for commercial real estate.
Loss From Equity Interest In Unconsolidated Investments
For the three and six months ended June 30, 2025, we recognized a loss from equity interest in unconsolidated investment of $0.8 million and $1.6 million, respectively, related to our portion of the net loss incurred by the two joint ventures that own real estate properties primarily as a result of depreciation expense and interest expense on floating rate loans.
For the three and six months ended June 30, 2024, we recognized loss from equity interest in unconsolidated investment of $1.0 million and $2.2 million, respectively, related to our portion of the net loss incurred by the two joint ventures that own real estate properties primarily as a result of depreciation and interest expense on floating rate loans.
Interest Expense on Unsecured Notes Payable
As discussed in the section entitled “Senior Unsecured Notes” above, we assumed the $38.4 million 7.00% Senior Notes Due 2026 in connection with the Merger.
For the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024, interest expense on unsecured notes payable remained substantially the same.

Interest Expense on Term Loan
As discussed in the section entitled “Term Loan” above, we assumed the $25.0 million Term Loan in connection with the Merger. In June 30, 2023, we made a $10.0 million partial repayment on the Term Loan. In March 2024, the Term Loan was repaid in full.
For the six months ended June 30, 2024, interest expense on the Term Loan was $0.5 million. There was no such interest expense for the three and six months ended June 30, 2025, and the three months ended June 30, 2024 because the Term Loan was repaid in March 2024.
Interest Expense From Obligation Under Participation Agreement
For the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024, interest expense from obligation under participation agreement increased by $0.2 million and $0.4 million, respectively, primarily due to an increase in the weighted average outstanding balance.
Net loss
For the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024, the resulting net loss increased by $0.3 million and decreased by $0.5 million, respectively.
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
    We may borrow funds to make investments to the extent we determine that leveraging our portfolio would be appropriate. In February 2021, Terra BDC issued $38.4 million in aggregate principal amount of the 7.00% Senior Notes Due 2026, for net proceeds of $37.2 million after deducting underwriting commissions of $1.2 million. On October 1, 2022 in connection with the Merger, Terra BDC, Terra LLC and U.S. Bank National Association entered into a second supplemental indenture pursuant to which Terra LLC assumed the payment of the 7.00% Senior Notes Due 2026 and the performance of every covenant of the indenture, to be performed or observed by Terra BDC. The 7.00% Senior Notes Due 2026 are scheduled to mature on March 31, 2026. We intend to repay the 7.00% Senior Notes Due 2026 through ordinary course loan repayments, including collecting on the outstanding balance of the promissory note receivable, asset sales and distributions, and may also use debt or equity capital sources or facilities. However, no assurance can be given that we will be able to obtain additional liquidity when needed or under acceptable terms, if at all.
Our $19.6 million obligation under participation agreement will mature in the next twelve months. We expect to use the proceeds from the repayment of the corresponding investment to repay the participation obligation.
Cash Flows Used in Operating Activities
For the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, cash used in operating activities increased by $0.2 million. The decrease in operating cash was primarily due to a decrease in contractual interest income.
Cash Flows (Used in) Provided by Investing Activities
For the six months ended June 30, 2025, cash used in investing activities was $3.8 million, primarily related to funding for promissory note receivable of $9.9 million and origination, funding and purchase of loans of $1.8 million, partially offset by proceeds from repayment of promissory note receivable of $7.8 million.
For the six months ended June 30, 2024, cash provided by investing activities was $4.8 million, primarily related to proceeds from repayment of loans of $39.9 million, partially offset by funding for promissory note receivable of $34.3 million and origination and purchase of loans of $0.9 million.
Cash Flows Provided by (Used in) Financing Activities
For the six months ended June 30, 2025, cash provided by financing activities was $1.6 million, primarily related to proceeds from obligation under participation agreement of $1.6 million.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
    As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including both the Chief Executive Officer and Chief Investment Officer and the Chief Financial Officer of our sole and managing member, Terra REIT, performing functions equivalent to those a principal executive officer and principal financial officer of our company would perform if we had any officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
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
Date: August 18, 2025

TERRA INCOME FUND 6, LLC
By: Terra Property Trust, Inc., its sole and managing member

By:	/s/ Vikram S. Uppal
Vikram S. Uppal
Chairman of the Board, Chief Executive Officer and Chief Investment Officer
(Principal Executive Officer)

By:	/s/ Gregory M. Pinkus
Gregory M. Pinkus
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)